Form 10-K
period 2004-12-31
American Reprographics CO
filed 2005-03-31
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 North Central Avenue, Suite 550
Glendale, California 91203
(818) 500-0225
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value $0.001 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average paid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.     N/A
      As of March 2, 2005, there were 43,931,154 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Certain Exhibits to Registration Statement (File No. 333-119788) on Form S-1 of the Registrant are incorporated by reference herein.

AMERICAN REPROGRAPHICS COMPANY
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2004

PART I		3
Item 1.	Business	3
Item 2.	Properties	17
Item 3.	Legal Proceedings	18
Item 4.	Submission Of Matters To A Vote Of Security Holders	19
PART II		19
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Consolidated Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 8.	Consolidated Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41
Item 9A.	Controls and Procedures	42
Item 9B.	Other Information	42
PART III		42
Item 10.	Directors and Executive Officers of the Registrant	42
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	52
Item 13.	Certain Relationships and Related Transactions	55
Item 14.	Principal Accounting Fees and Services	56
PART IV		57
Item 15.	Exhibits, Financial Statement Schedules	57
SIGNATURES		62
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.33
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 10.36
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 14.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

      In this report, “American Reprographics Company,” “ARC”, “the company,” “we,” “us,” and “our” refer to American Reprographics Company and its consolidated subsidiaries, unless the context otherwise dictates.
FORWARD-LOOKING STATEMENTS
      We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public announcements, statements that may constitute “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business, and our expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others.
      All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.
      Factors that may cause actual results to differ from expected results include, among others:

•	general economic conditions and a downturn in the architectural, engineering and construction industry;

•	competition in our industry and innovation by our competitors;

•	our failure to anticipate and adapt to future changes in our industry;

•	uncertainty regarding our product and service innovations;

•	the inability to charge for our value-added services to offset potential declines in print volumes;

•	adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters;

•	our inability to successfully identify and manage our acquisitions or open new branches;

•	our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls;

•	adverse developments concerning our relationships with certain key vendors;

•	our inability to adequately protect our intellectual property and litigation regarding intellectual property;

•	acts of terrorism, violence, war, natural disaster or other circumstances that cause damage or disruption to us, our facilities, our technology centers, our vendors or a majority of our customers;

•	the loss of key personnel or qualified technical staff;

•	the increased expenses and administrative workload associated with being a public company;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud.
      All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto.

      See the section entitled “Risk Factors” in Item 1 of this report for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
TRADEMARKS AND TRADE NAMES
      We own or have rights to trademarks, service marks, copyrights and trade names that we use in conjunction with the operation of our business, including the names “American Reprographics Companysm,” “ARCsm,” “Abacus PCRtm,” “BidCastersm,” “EWOsm,” “MetaPrinttm,” “OneViewsm,” PEiRsm,” PlanWell®,” “PlanWell PDStm,” “PlanWell Enterprisesm,” and various design marks associated therewith. This report also includes trademarks, service marks and trade names of other companies.

AMERICAN REPROGRAPHICS COMPANY 2004 ANNUAL REPORT
PART I

Item 1.	Business
Our Company
      We are the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality, that also require sophisticated document management services. Reprographics services typically encompass the digital management and reproduction of construction documents or other graphics-related material and the corresponding finishing and distribution services. The business-to-business services we provide to our customers include document management, document distribution and logistics, and print-on-demand. We provide our core services through our suite of reprographics technology products, a network of 181 locally branded reprographics service centers, and more than 2,000 facilities management programs at our customers’ locations throughout the country. We also sell reprographics equipment and supplies to complement our full range of service offerings. In further support of our core services, we license our suite of reprographics technology products, including our flagship internet-based application, PlanWell, to independent reprographers. We also operate PEiR (Profit and Education in Reprographics) through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers, while promoting our reprographics technology as the industry standard. Our services are critical to our customers because they shorten their document processing and distribution time, improve the quality of their document information management, and provide a secure, controlled document management environment.
      We operate 181 reprographics service centers, including 176 service centers in 141 cities in 30 states throughout the United States and the District of Columbia, four reprographics service centers in the Toronto metropolitan area, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service more than 65,000 active customers and employ over 3,410 people, including a sales force of approximately 270 employees.
      In terms of revenue, number of service facilities and number of customers, we believe we are the largest company in our industry, operating in more than eight times as many cities and with more than five times the number of service facilities as our next largest competitor. We believe that our national footprint, our suite of reprographics technology products, and our value-added services, including logistics and facilities management, provide us with a distinct competitive advantage.
      While we began our operations in California and currently derive approximately half of our net sales from our operations in the state, we have continued to expand our geographic coverage and market share by entering complementary markets through strategic acquisitions of high quality companies with well recognized local brand names and, in most cases, more than 25 years of operating history. Since 1997, we have acquired 86 companies and have retained approximately 93% of the management of the acquired companies. As part of our growth strategy, we recently began opening and operating branch service centers, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened 30 new branches in key markets since December 31, 2003 and expect to open an additional 12 branches by the end of 2005.
      Our main office is located at 700 North Central Avenue, Suite 550, Glendale, California 91203 and our telephone number is (818) 500-0225.

Available Information
      We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 450 Fifth Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. The SEC’s internet site is www.sec.gov.
      Our internet address is www.e-arc.com. You can access our Investor Relations webpage through our internet site, www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act. The reference to our Website address does not constitute incorporation by reference of the information contained in the Website and should not be considered part of this document. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 925-945-5100 or 1981 N. Broadway, Suite 385, Walnut Creek, California 94596. Attention: David Stickney, Director of Corporate Communications.
      A copy of our Code of Conduct, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, and Board Committee Charters can also be accessed on our Website www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page and then selecting “Corporate Governance” from the Investor Relations Webpage. Our Code of Conduct applies to all directors, officers and employees, including our chief executive officer, our chief financial officer and our controller. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, Inc. (“NYSE”), on our internet site. We will make a copy of our Code of Conduct, Corporate Governance Guidelines and Board Committee Charters available to any stockholder upon written request to the Company at 700 North Central Avenue, Suite 550, Glendale, California 91203, Attention: Mark W. Legg, Chief Financial Officer and Secretary.
Corporate Background and Reorganization
      Our predecessor, Ford Graphics, was founded in Los Angeles, California in 1960. In 1967, this sole proprietorship was dissolved and a new corporate structure was established under the name Micro Device, Inc., which continued to provide reprographics services under the name Ford Graphics. In 1989, our current senior management team purchased Micro Device, Inc., and in November 1997 our company was recapitalized as a California limited liability company, with management retaining a 50% ownership position and the remainder owned by outside investors. In February 2000, Code Hennessy & Simmons LLC, or CHS, through its affiliates acquired a 50% stake in our company from these outside investors in the 2000 recapitalization (referred to as the “2000 recapitalization”).
      Immediately prior to our initial public offering, we reorganized from American Reprographics Holdings, L.L.C., a California limited liability company or Holdings, to a Delaware corporation, American Reprographics Company. In the reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of our common stock and options to purchase shares of our common stock. As part of our reorganization, all outstanding warrants to purchase common units of Holdings were exchanged for shares of our common stock. We conduct our operations through our wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, or Opco, and its subsidiaries.

Recent Developments
      On February 9, 2005, we closed an initial public offering of our common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares, 7,666,667 shares were newly issued shares sold by us and 5,683,333 shares were outstanding shares sold by the selling stockholders. On March 2, 2005, an additional 1,685,300 shares were sold by certain selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. As required by the operating agreement of Holdings, we repurchased all of the preferred equity of Holdings upon the closing of our initial public offering with $28.3 million of the net proceeds from our initial public offering.
      On February 9, 2005 we used a portion of the proceeds from our initial public offering to repay $50.7 million of our $225 million senior second priority secured term loan facility and $9.0 million of our $100 million senior first priority secured term loan facility. As a result of the prepayments on our secured term loan credit facilities from our initial public offering proceeds, we wrote-off approximately $1.5 million of deferred financing costs in February 2005. For further information concerning this debt repayment, see Item 5 — “Use of Proceeds from Sales of Registered Securities”. On February 9, 2005, we also made a cash distribution of $8.2 million to certain members of Holdings in accordance with the operating agreement of Holdings. See Note 12 to our consolidated financial statements for further details concerning these distributions.
      Subsequent to December 31, 2004, the Company completed the acquisition of three reprographics companies in the United States with combined annual sales of approximately $5.3 million for a total purchase price of $1.2 million.
Acquisitions
      In addition to our primary focus on the growth of our business, we have pursued tactical acquisitions to expand and complement our existing service offerings and to expand our geographic locations where we believe we could be a market leader. In 2000, we acquired 14 reprographics companies for an aggregate purchase price of $111.6 million, including our acquisition of Ridgways, Inc., which enabled us to expand our geographic reach and market penetration in 14 major metropolitan markets. In 2001, we acquired 14 reprographics companies for an aggregate purchase price of $32.6 million. In 2002, we acquired eight reprographics companies for an aggregate purchase price of $34.4 million, including certain assets of the Consolidated Reprographics division of Lason Systems, Inc., which allowed us to increase our market penetration in Southern California. See Note 2 to our consolidated financial statements for further details concerning our acquisitions.
      We intend to continue to pursue a disciplined course of growing our business through complementary acquisitions. We regularly evaluate potential acquisitions and may engage in acquisition negotiations at any time and from time to time. Currently, we are not party to any agreements or engaged in any negotiations regarding a material acquisition.
Industry Overview
      According to the International Reprographics Association, or IRgA, and other industry sources, the reprographics industry in the United States is estimated to be approximately $5 billion in size. The IRgA indicates that the reprographics industry is highly fragmented, consisting of approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. Since construction documents are the primary medium of communication for the AEC industry, demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry, which in turn is driven by macroeconomic trends such as GDP growth, interest rates, job creation, office vacancy rates, and tax revenues. According to FMI Corporation, or FMI, a consulting firm to the construction industry, construction industry spending in the United States for 2005 is estimated at $1.0 trillion, with expenditures divided between residential construction (55%) and commercial and public, or non-residential, construction (45%). The $5 billion reprographics industry is approximately 0.5% of the $1.0 trillion construction industry in the United States. Our AEC revenues are most closely correlated to the non-residential sectors of the construction industry, which sectors are the largest users of the reprographics services. According to FMI, the non-residential sectors of the construction industry are projected to grow at an average of 5.4% per year over the next three years.
      Market opportunities for business-to-business document management services such as ours are rapidly expanding into non-AEC industries. For example, non-AEC customers are increasingly using large and small format color imaging for point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials as these services have become more efficient and available on a short-run, on-demand basis through digital technology. As a result, we believe that our addressable market is substantially larger than the core AEC reprographics market. We believe that the growth of non-AEC industries is generally tied to growth in the U.S. gross domestic product, or GDP, which is projected to have grown 4.4% in 2004 and is projected to grow 3.7% in 2005 according to Wall Street’s consensus estimates.
Our Competitive Strengths
      We believe that our competitive strengths include the following:

•	Leading Market Position in Fragmented Industry. Our size and national footprint provide us with significant purchasing power, economies of scale, the ability to invest in industry-leading technologies, and the resources to service large, national customers.

•	Leader in Technology and Innovation. We believe our PlanWell online planrooms are well positioned to become the industry standard for managing and procuring reprographics services within the AEC industry. In addition, we have developed other proprietary software applications that complement PlanWell and have enabled us to improve the efficiency of our services, add complementary services and increase our revenue.

•	Extensive National Footprint with Regional Expertise. Our national network of service centers maintains local customer relationships while benefiting from the centralized corporate functions and national scale. Our service facilities are organized as hub and satellite structures within individual markets, allowing us to balance production capacity and minimize capital expenditures through technology-sharing among our service centers within each market. In addition, we serve our national and regional customers under a single contract through our Premier Accounts business unit, while offering centralized access to project specific services, billing, and tracking information.

•	Flexible Operating Model. By promoting regional decision making for marketing, pricing, and selling practices, we remain responsive to our customers while benefiting from the cost structure advantages of our centralized administrative functions. Our flexible operating model also allows us to capitalize on an improving business environment.

•	Consistent, Strong Cash Flow. Through management of our inventory and receivables and our low capital expenditure requirements, we have consistently generated strong cash flow from operations after capital expenditures regardless of industry and economic conditions.

•	Low Cost Operator. We believe we are one of the lowest cost operators in the reprographics industry, which we have accomplished by minimizing branch level expenses and capitalizing on our significant scale for purchasing efficiencies.

•	Experienced Management Team and Highly Trained Workforce. Our senior management team has an average of over 20 years of industry experience. We have also successfully retained approximately 93% of the managers of the 86 businesses we have acquired since 1997.
Our Services
      Reprographics services typically encompass the digital management and reproduction of graphics-related material and corresponding finishing and distribution services. We provide these business-to-business services to our customers in three major categories: document management, document distribution and logistics, and print-on-demand.

      Document Management. We store, organize, print and track AEC and non-AEC project documents using a variety of digital tools and industry expertise. The documents we manage are typically larger than 11x17, requiring specialized production equipment, and the documents are iterative in nature; frequently 10 or more versions of a single document must be tracked and managed throughout the course of a project.
      Document Distribution and Logistics. We provide fully-integrated document distribution and logistics, which consist of tracking document users, packaging prints, addressing and coordinating services for shipment (either in hard copy or electronic form), as well as local pick-up and delivery of documents to multiple locations within tight time constraints.
      Print-on-demand. We produce small and large-format documents in black and white or color using digital scanning and printing devices. We can reproduce documents when and where they are needed by balancing production capacity between the high-volume equipment in our network of reprographic service centers, as well as equipment placed on site in our customers’ facilities.
      These broad categories of services are provided to our architectural, engineering and construction industry, or AEC industry, customers, as well as to our customers in non-AEC industries that have similar document management and production requirements. Our AEC customers work primarily with high volumes of large format construction plans and small format specification documents that are technical, complex, constantly changing and frequently confidential. Our non-AEC customers generally require services that apply to black and white and color small format documents, promotional documents of all sizes, and the digital distribution of document files to multiple locations for a variety of print-on-demand needs including short-run digital publishing.
      These services include:

•	PlanWell, our proprietary, internet-based planroom launched in June 2000, and our suite of other reprographics software products that enable the online purchase and fulfillment of reprographics services. While PlanWell typically facilitates the management of large and small format documents for professionals in the AEC industry, the application can be used to manage small format document collections and color documents for non-AEC users. PlanWell is provided in two primary configurations: PlanWell Enterprise, a hosted, comprehensive documentation system with a wide variety of administration and document management features; and PlanWell PDS, a simple, stand alone online planroom that acts as a document viewing and distribution tool for a single set of plans.

•	Production services, including print-on-demand, document assembly, document finishing, mounting, laminating, binding, and kitting. We utilize a broad range of digital output equipment and finishing and assembly skills to produce print-on-demand projects at each of our 181 service centers. These services include the production of large format and small format documents in both black and white and color. Documents can be digitally transferred from one service facility to another to balance production capacity or take advantage of a “distribute and print” operating system.

•	Document distribution and logistics, including the physical pick up, delivery, and shipping of time-sensitive, critical documents. These services are supported by a fleet of approximately 680 vehicles and nearly 700 employees. Our service facilities provide pedestrian, bicycle and car courier services in most metropolitan markets, and we also offer third party shipping services to all of our customers. Contracted courier services allow our divisions to manage additional delivery capacity through approximately 160 vehicles and drivers.

•	Highly customized large and small format reprographics in color and black and white. For our non-AEC customers this includes digital reproduction of posters, tradeshow displays, plans, banners, signage and maps. We offer large format color services through a variety of processes, including inkjet, bubblejet, large format electrostatic printing and photographic printing. We also offer small format color reprographics services, which typically use laser printing technology, for products such as flyers, real estate deal books and financial presentations.

•	Facilities management, including recurring on-site document management services and staffing at our customers’ locations. We currently have more than 2,000 facilities management programs, which typically include the management and procurement of related on-site equipment and supplies. Our facilities management services generally eliminate reprographics capital expenditures for our customers and keep equipment current and in good condition. Our facilities management services also help our customers track and capture reprographics costs that are often reimbursable, and frequently transform a customer’s cost center into profit center.

•	Sales of reprographics equipment and supplies to other reprographics companies and end-users in the AEC industry to further complement our service and product offerings and increase our purchasing power. In addition, a number of our service centers are authorized dealers for reprographics equipment manufactures such as Oce and Xerox. Sales of reprographics equipment and supplies accounted for approximately $38.2 million, or 8.6%, of our net sales in 2004.

•	The design and development of other document management and reprographics software, in addition to PlanWell, that supports ordering, tracking, job costing, and other customer specific accounting information for a variety of projects and services. Many of these applications create greater value and offer a wider range of services when used in conjunction with one another, providing an incentive to our customers to use our services beyond a single need. These proprietary applications include:

•	Electronic Work Order (EWO), which offers our customers access to the services of all of our service centers through the internet. This application also offers the reprographer the ability to create internet-based order forms that conform to their available service offerings and pricing. Customers can use a simple upload application to send files to the reprographer or schedule a pickup for original documents. This application can also be configured to interface with other third party internet-based products, acting as the driving e-commerce engine for a reprographics organization.

•	Abacus Print Cost Recovery (PCR) System, which provides a suite of software modules for reprographers and their customers to track documents produced from equipment installed as a part of a facilities management program.

•	BidCaster “Invitation-to-Bid” (ITB) System, a data management internet application that issues customizable “invitations to bid” from a customer’s desktop using email and a hosted fax server. This application links potential bidders directly to a PlanWell online planroom to evaluate and order plans used in the submission of project bids, and tracks bid responses to provide the customer a much faster, convenient and efficient way to gather and complete project bids.

•	MetaPrint Print Automation and Device Manager, a universal print driver that facilitates the printing of documents with output devices manufactured by multiple vendors, and allows the reprographer to print multiple documents in various formats as a single print submission.

•	OneView Document Access and Customer Administration System, an internet-based application that leverages the security attributes of PlanWell to provide a single point of access to all of a customer’s project documents, regardless of which of our local production facilities stores the relevant documents. This application also imports and consolidates invoice data from each of our service centers in a variety of formats and reports.
      To further support and promote our major categories of services, we also:

•	License our suite of reprographics technology products, including our flagship online planroom, PlanWell, to independent reprographers. Our licensing efforts promote our technology as the digital standard for the fulfillment of reprographics services in the AEC industry. Through December 31, 2004, we have licensed PlanWell and our other technology products to 82 reprographics companies operating 103 service facilities across the United States.

•	Operate PEiR (Profit and Education in Reprographics), a trade organization wholly owned by us, through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers. PEiR members, currently consisting of 57 independent reprographers, are required to license PlanWell and may purchase equipment and supplies at a lower cost than they could obtain independently. In turn, their purchasing volumes increase our buying power and influence with our vendors. We also distribute our educational programs to PEiR members to help establish and promote best practices within the reprographics industry.

Customers
      Our business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2% of our net sales in 2004.
Operations
      Geographic Presence. We operate 181 reprographics service centers, including 176 service centers in 141 cities in 30 states throughout the United States and the District of Columbia, four service centers in the Toronto metropolitan area, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius.
      Hub and Satellite Configuration. We are organized into 40 divisions that typically consist of a cluster configuration of at least one large service facility, or hub facility, and several smaller facilities, or satellite facilities, that are digitally connected as a cohesive network, allowing us to provide all of our services both locally and nationwide. Our hub and satellite configuration enables us to shorten our customers’ document processing and distribution time, as well as achieve higher utilization of output devices by coordinating the distribution of work orders digitally among our service centers. In addition, this organizational structure allows us to balance production capacity, improve equipment utilization, and minimize capital expenditures through technology sharing among our service centers within each market. The hub and satellite model supports our ability to respond to the demands of local markets by promoting regional decision making for marketing, pricing, and selling practices while benefiting from centralized administrative functions.
      • Central Hub Facilities. In each of our major markets, we operate one or more large scale full service facilities that have high production capacity and sophisticated equipment. These larger facilities offer specialized services such as laser digital imaging on photographic material, large format color printing, and finishing services that may not be economically viable for smaller facilities to provide. Each central hub facility also maintains a library of design and imaging software, including architectural software, to process customer orders in digital format. In addition, digital equipment at all of our service facilities is networked, allowing a single order to be processed simultaneously on multiple pieces of equipment. These facilities also offer customers access to PlanWell, as well as document storage and retrieval services. Our central hub facilities also coordinate our facilities management programs.
      • Satellite Facilities. To supplement the capabilities of our central hub facilities, we operate satellite facilities that are typically located closer to our customers than the central hubs. Our satellite facilities have quick turnaround capabilities, responsive, localized service, and handle the majority of digital processes.
        Management Systems and Controls. We operate our business under a dual operating structure of centralized administrative functions and regional decision making. Acquired companies typically retain their local business identities, managers, sales force, and marketing efforts in order to maintain strong local relationships. Our local management maintains autonomy over the day-to-day operations of their business units, including profitability, customer billing, receivables collection, and service mix decisions.
      Although we operate on a decentralized basis, our senior management closely monitors and reviews each of our 40 divisions through daily reports that contain operating and financial information such as sales, inventory levels, purchasing commitments, collections, and receivables. In addition, our operating divisions submit monthly reports to senior management that track each division’s financial and operating performance in comparison to monthly budgets.

Suppliers and Vendors
      We purchase raw materials, consisting primarily of paper, toner, and other consumables, and purchase or lease reprographics equipment. To minimize our materials cost, we maintain a paper converting operation whereby we purchase rolls of paper directly from paper mills that are cut to size and used in our operations, as well as sold to our customers. Our reprographics equipment, which includes imaging and printing equipment, is typically leased for use in our service facilities and facilities management sites. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We continually monitor market conditions and product developments, as well as regularly review the contractual terms of our national purchasing agreements, to take advantage of our buying power and to maximize the benefits associated with these agreements.
      Our primary vendors of equipment, maintenance services and reprographics supplies include Oce N.V., Xerox Corporation, Canon Inc., and Xpedx, a division of International Paper Company. We have long standing relationships with all of our suppliers and we believe we receive favorable prices as compared to our competition due to the large quantities we purchase and strong relationships with our vendors. We have entered into annual supply contracts with certain vendors to guarantee prices. Significant market fluctuations in our raw material costs have historically been limited to paper prices and we have typically maintained strong gross margins as the result of our ability to pass increased material costs through to our customers.
Sales and Marketing
      Divisional Sales Force. We market our products and services throughout the United States through localized sales forces and marketing efforts at the divisional level. We had approximately 270 sales and customer service representatives as of December 31, 2004. Each sales force generally consists of a sales manager and a staff of between two to 12 sales and customer service representatives that target various customer segments. Depending on the size of the operating division, a sales team may serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.
      Premier Accounts. To further enhance our market share and service portfolio on a national level, we operate a “Premier Accounts” business unit. Designed to meet the requirements of large regional and national businesses, we established this operating division to take advantage of growing globalization within the AEC market, and to establish ourselves at the corporate level as the leading national reprographer with extensive geographic and service capabilities. The “Premier Accounts” sales initiative allows us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. Since its launch in the middle of 2003, we have established eight national accounts through Premier Accounts, including our recent exclusive contract with one of the leading construction companies in the United States.
      PEiR Group. We established the PEiR Group (Profit and Education in Reprographics) in July 2003, a separate operating division of our company that is a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors, its mission is to “create a large, unified group of successful independent reprographers able to advance the industry by improving the profitability, productivity and professionalism of its members.” PEiR members are required to license our PlanWell online planroom application, facilitating the promotion of our technology as the industry standard. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry.

Competition
      According to the IRgA, most firms in the U.S. reprographics services industry are small, privately held entrepreneurial businesses. The larger reprographers in the United States, besides ourselves, include Service Point USA, a subsidiary of Service Point Solutions, S.A., Thomas Reprographics, Inc., ABC Imaging, LLC, and National Reprographics Inc. While we have no nationwide competitors, we do compete at the local level with a number of privately held reprographics companies, commercial printers, digital imaging firms, and to a limited degree, retail copy shops. Competition is primarily based on customer service, technological leadership, product performance and price. See Item 1 — “Risk Factors — Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.”
Research and Development
      We believe that to compete effectively we must continue to invest in research and development of our services. Our research and development efforts are focused on improving and enhancing PlanWell as well as developing new proprietary services. As of December 31, 2004, we employed approximately 20 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. Cash outlays for research and development which include both capitalized and expensed items amounted to $2.7 million in 2002, $2.8 million in 2003, and $2.5 million in 2004.
Proprietary Rights
      Our success depends on our proprietary information and technology. We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and noncompete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. Our PlanWell license agreements grant our customers a nonexclusive, nontransferable, limited license to use our products and receive our services and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our services. We retain all title and rights of ownership in our software products. In addition, we enter into agreements with some of our employees, third-party consultants and contractors that prohibit the disclosure or use of our confidential information and require the assignment to us of any new ideas, developments, discoveries or inventions related to our business. We also require other third parties to enter into nondisclosure agreements that limit use of, access to, and distribution of our proprietary information. We also rely on a variety of technologies that are licensed from third parties to perform key functions.
      We have registered “PlanWell” as a trademark with the United States Patent and Trademark Office and have applied for registration in Canada, Australia and the European Union. Additionally, we have applied to register the trademark “PlanWell PDS” with the United States Patent and Trademark Office and in Canada, Australia and the European Union. We do not have any other trademarks, service marks or patents that are material to our business.
      For a discussion of the risks associated with our proprietary rights, see Item 1 — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.”
Information Technology
      We operate two technology centers in Silicon Valley to support our reprographics services. Our second technology center was recently opened to accommodate the continuing growth of our digital operations, and to provide redundancy for our critical equipment and communication infrastructure. Our technology centers also serve as design and development facilities for our software applications, and house our nationwide database administration team and networking engineers.
      From these technology centers, our technical staff is able to remotely manage, control and troubleshoot the primary databases and connectivity of each of our 40 operating divisions. This allows us to avoid the costs and expenses of employing costly database administrators and network engineers in each of our service facilities.
      All of our reprographics service centers are connected via a high performance, dedicated wide area network (WAN), with additional capacity and connectivity through a virtual private network (VPN) to handle customer data transmissions and e-commerce transactions. Our technology centers are standardized on HP/ Compaq ProLiant™ Servers and Microsoft Window 2000 Enterprise Server software. Our technology centers use both commonly available software and custom applications running in a clustered computing environment and employ industry leading technologies for redundancy, backup and security.
Employees
      As of December 31, 2004, we had over 3,410 employees. Approximately 20 of our employees are covered by two collective agreements. The collective bargaining agreement with our subsidiary, Ridgway’s Ltd., expires on November 30, 2007 and the agreement with our subsidiary, B.P. Independent Reprographics, Inc., expires on December 4, 2006, but will continue thereafter from year to year unless either party terminates the agreement. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.
Risk Factors
      The following Risk Factors could adversely affect our results of operations and financial condition and/or the per share trading price of our common stock. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair or adversely affect our results of operations and financial condition.
Risks Related to Our Business

Future downturns in the architectural, engineering and construction industry, or AEC industry, could diminish demand for our products and services, which would impair our future revenue and profitability.
      We believe that AEC markets accounted for approximately 80% of our net sales for the year ended December 31, 2004. Our historical operating results reflect the cyclical and variable nature of the AEC industry. This industry historically experiences alternating periods of inadequate supplies of housing, commercial and industrial space coupled with low vacancies, causing a surge in construction activity and increased demand for reprographics services, followed by periods of oversupply and high vacancies and declining demand for reprographics services. In addition, existing and future government policies and programs may greatly influence the level of construction spending in the public sector, such as highways, schools, hospitals, sewers, and heavy construction. Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to the nature of this industry than other companies who serve more diversified markets. Our experience has shown that the AEC industry generally experiences economic downturns six months after a downturn in the general economy. We expect that there may be a similar delay in the rebound of the AEC industry following a rebound in the general economy. Future economic and industry downturns may be characterized by diminished demand for our products and services and, therefore, any continued weakness in our customers’ markets and overall global economic conditions could adversely affect our future revenue and profitability.
      In addition, because approximately 60% of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations. As a result, our results of operations are subject to volatility and could deteriorate rapidly in an environment of declining revenues. Failure to maintain adequate cash reserves and effectively manage our costs could adversely affect our ability to offset our fixed costs and may have an adverse effect on our results of operations and financial condition.

Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.
      The markets for our products and services are highly competitive, with competition primarily at a local and regional level. We compete primarily based on customer service, technological leadership, product performance and price. Our future success depends, in part, on our ability to continue to improve our service offerings, and develop and integrate technological advances. If we are unable to integrate technological advances into our service offerings to successfully meet the evolving needs of our customers in a timely manner, our operating results may be adversely affected. Technological innovation by our existing or future competitors could put us at a competitive disadvantage. In particular, our business could be adversely affected if any of our competitors develop or acquire superior technology that competes directly with or offers greater functionality than our technology, including PlanWell.
      We also face the possibility that competition will continue to increase, particularly if copy and printing or business services companies choose to expand into the reprographics services industry. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. In addition, we could encounter competition in the future from large, well capitalized companies such as equipment dealers, system integrators, and other reprographics associations, that can produce their own technology and leverage their existing distribution channels. We could also encounter competition from non-traditional reprographics service providers that offer reprographics services as a component of the other services they provide to the AEC industry, such as vendors to our industry that provide services directly to our customers, bypassing reprographers. Any such future competition could adversely affect our business and impair our future revenue and profitability.

The reprographics industry has undergone vast changes in the last six years and will continue to evolve, and our failure to anticipate and adapt to future changes in our industry could harm our competitive position.
      In the past six years, the reprographics industry has undergone vast changes. The industry’s main production technology has migrated from analog to digital. This has prompted a number of trends in the reprographics industry, including a rapid shift toward decentralized production and lower labor utilization. As digital output devices become smaller, less expensive, easier to use and interconnected, end users of construction drawings are placing these devices within their offices and other locations. On-site reprographics equipment allows a customer to print documents and review hard copies without the delays or interruptions associated with sending documents out for duplication. Also, as a direct result of advancements in digital technology, labor demands have decreased. Instead of producing one print at a time, reprographers now have the capability to produce multiple sets of documents with a single production employee. By linking output devices through a single print server, a production employee simply directs output to the device that is best suited for the job. As a result of these trends, reprographers have had to modify their operations to decentralize printing and shift costs from labor to technology.
      Looking forward, we expect the reprographics industry to continue to evolve. Our industry will continue to embrace digital technology, not only in terms of production services, but also in terms of network technology, digital document storage and management, and information distribution, all of which will require investment in, and continued development of, technological innovation. If we fail to keep pace with current changes or fail to anticipate or adapt to future changes in our industry, our competitive position could be harmed.

If we fail to continue to develop and introduce new services successfully, our competitive positioning and our ability to grow our business could be harmed.
      In order to remain competitive, we must continually invest in new technologies that will enable us to meet the evolving demands of our customers. We cannot assure you that we will be successful in the introduction and marketing of any new services, or that we will develop and introduce in a timely manner innovative services that satisfy customer needs or achieve market acceptance. Our failure to develop new services and introduce them successfully could harm our competitive position and our ability to grow our business, and our revenues and operating results could suffer.
      In addition, as reprographics technologies continue to be developed, one or more of our current service offerings may become obsolete. In particular, digital technologies may significantly reduce the need for high volume printing. Digital technology may also make traditional reprographics equipment smaller and cheaper, which may cause larger AEC customers to discontinue outsourcing their reprographics needs. Any such developments could adversely affect our business and impair future revenue and profitability.

If we are unable to charge for our value-added services to offset potential declines in print volumes, our long term revenue could decline.
      Our customers value the ability to view and order prints via the internet and print to output devices in their own offices and other locations throughout the country. In 2004, our reprographics services represented approximately 75.1% and our facilities management services represented approximately 16.3% of our total net sales, and both categories of revenue are generally derived via a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward consuming information on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.

We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
      We derived approximately half of our net sales in 2004 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters. Any adverse developments affecting California could have a disproportionately negative effect on our revenue, operating results and cash flows.

Our growth strategy depends in part on our ability to successfully identify and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.
      As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired 86 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, integrate, and close acquisitions. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, or FTC, may impede, limit or prevent us from proceeding with an acquisition. For example, our acquisition of Consolidated Reprographics in 2001, was investigated by the FTC. This investigation has since been concluded without any action being taken against us. We regularly evaluate potential acquisitions, although we currently have no agreements or active negotiations with respect to any material acquisitions.
      Acquisitions involve a number of special risks. There may be difficulties integrating acquired personnel and distinct business cultures. Additional financing may be necessary and, if available, could increase our leverage, dilute our equity, or both. Acquisitions may divert management’s time and our resources from existing operations. It is possible that there could be a negative effect on our financial statements from the impairment related to goodwill and other intangibles. We may experience the loss of key employees or customers of acquired companies. In addition, risks may include high transaction costs and expenses of integrating acquired companies, as well as exposure to unforeseen liabilities of acquired companies and failure of the acquired business to achieve expected results. These risks could hinder our future growth and adversely affect our competitive position and operating results.

      In addition, we have recently begun to expand our geographic coverage by opening additional satellite branches in regions near our established operations to capture new customers and greater market share. From December 31, 2003 to date, we opened 30 new branches in areas that expand or further penetrate our existing markets, and we expect to open an additional 12 branches by the end of 2005. Although the capital investment for a new branch is modest, our growth strategy with respect to branch openings is in the early stages of implementation and the branches we open in the future may not ultimately produce returns that justify our investment.

If we are unable to successfully monitor and manage the business operations of our subsidiaries, our business and profitability could suffer.
      We operate our company under a dual operating structure of centralized administrative functions and regional decision making on marketing, pricing, and selling practices. Since 1997, we have acquired 86 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of these businesses. If we do not successfully manage our subsidiaries under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.

We depend on certain key vendors for reprographics equipment, maintenance services and supplies, making us vulnerable to supply shortages and price fluctuations.
      We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our four largest vendors which supplied a significant amount of our reprographics equipment, maintenance services, and production supplies in 2004 are Oce N.V., Xerox Corporation, Canon Inc., and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase such reprographics equipment, maintenance services or supplies could limit our ability to provide services to our customers on a timely and cost-effective basis.

Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.
      Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright and trademark protection, confidentiality agreements, non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. Under our PlanWell license agreements, we grant other reprographers a non-exclusive, non-transferable, limited license to use our technology and receive our services. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, U.S. law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Unauthorized third parties may copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Others may develop non-infringing technologies that are similar or superior to ours. If competitors are able to develop such technology and we cannot successfully enforce our rights against them, they may be able to market and sell or license the marketing and sale of products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, intellectual property litigation can be expensive, a burden on management’s time and our company’s resources, and its results can be uncertain.

Damage or disruption to our facilities, our technology centers, our vendors or a majority of our customers could impair our ability to effectively provide our services and may have a significant impact on our revenues, expenses and financial condition.
      We currently store most of our customer data at our two technology centers located in Northern California near known earthquake fault zones. Damage or destruction of one or both of these technology centers or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could have a material adverse effect on the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. In addition, such damage or destruction on a national scale resulting in a general economic downturn could adversely affect our results of operations and financial condition. We store and maintain critical customer data on computer servers at our technology centers that our customers access remotely through the internet and/or directly through telecommunications lines. If our back-up power generators fail during any power outage, if our telecommunications lines are severed or those lines on the internet are impaired for any reason, our remote access customers would be unable to access their critical data, causing an interruption in their operations. In such event, our remote access customers and their customers could seek to hold us responsible for any losses. We may also potentially lose these customers and our reputation could be harmed. In addition, such damage or destruction, particularly those that directly impact our technology centers or our vendors or customers could have an impact on our sales, supply chain, production capability, costs, and our ability to provide services to our customers.
      Although we currently maintain general property damage insurance, we do not maintain insurance for loss from earthquakes, acts of terrorism or war. If we incur losses from uninsured events, we could incur significant expenses which would adversely affect our results of operations and financial condition.

If we lose key personnel or qualified technical staff, our ability to manage the day-to-day aspects of our business will be adversely affected.
      We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team and the managers of our principal operating divisions. The loss of the services of one or more members of our senior management team, in particular, Mr. Chandramohan, our Chief Executive Officer, and Mr. Suriyakumar, our President and Chief Operating Officer, could disrupt our business and impede our ability to execute our business strategy. Because our executive and divisional management team has on average more than 20 years of experience within the reprographics industry, it would be difficult to replace them.

Being a public company increases our expenses and administrative workload.
      As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, our administrative staff will be required to perform additional tasks. For example, as a public company, we will and have in some instances already created or revised the roles and duties of our board committees, adopted additional internal controls and disclosure controls and procedures, retained a transfer agent and a financial printer, adopted an insider trading policy and will have all of the internal and external costs of preparing and distributing periodic public reports in compliance with our obligations under the securities laws. We also expect that being a public company and these new rules and regulations will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee, and qualified executive officers.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our business could be harmed and current and potential stockholders could lose confidence in our company, which could cause our stock price to fall.
      Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related regulations implemented by the Securities and Exchange Commission, or SEC, and the New York Stock Exchange, or NYSE, are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. We will be evaluating our internal controls systems to allow management to report on, and our independent auditors to attest to, our internal controls. We will be performing the system and process evaluation and testing (and any necessary remediation) required to comply with the management certification and auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. As a result, we expect to incur substantial additional expenses and diversion of management’s time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 by our December 31, 2006 deadline, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is presently no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to accurately report our financial results or prevent fraud and might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such action could harm our business or investors’ confidence in our company, and could cause our stock price to fall.
Risks Related to Our Common Stock

Our stock price may be volatile.
      Prior to our initial public offering, there was no public market for shares of our common stock. An active public trading market for our common stock may not be maintained. Factors such as quarterly variations in our financial results, announcements by us or others, developments affecting us, our customers and our suppliers, acquisition of products or businesses by us or our competitors, and general market volatility could cause the market price of our common stock to fluctuate significantly.

Because a limited number of stockholders control the majority of the voting power of our common stock, investors will not be able to determine the outcome of stockholder votes.
      Our executive officers, directors, Code Hennessy & Simmons IV LP, and their affiliated entities control 58.7% of the voting power of our common stock. So long as these stockholders continue to hold, directly or indirectly, shares of common stock representing more than 50% of the voting power of our common stock, they will be able to direct the election of all of the members of our board of directors who will determine our strategic plans and financing decisions and appoint senior management. These stockholders will also be able to determine the outcome of substantially all matters submitted to a vote of our stockholders, including matters involving mergers, acquisitions, and other transactions resulting in a change in control of our company. These stockholders do not have any obligation to us to either retain or dispose of our common stock. They may seek to cause us to take courses of action that, in their judgment, could enhance their investment in us, but which might involve risks to other holders of our common stock or adversely affect us or other investors.

Item 2.	Properties
      We currently operate 191 facilities, including five production support facilities, our two technology centers in Fremont, California, totaling approximately 1,346,000 square feet, as well as our three administrative facilities, totaling approximately 16,600 square feet. Our executive offices are located in Glendale, California.

      The table below lists our facilities by region, type of facility, number of facilities and approximate square footage as of March 22, 2005.

	Number of		Number of
	Administrative	Square	Production		Square
Region	Facilities	Footage	Facilities(1)		Footage(1)

Southern California	1	7,000	37	(2)	266,000
Northern California	1	5,000	34		268,000
Pacific Northwest	0	0	10		99,000
Northeast	1	4,600	33		192,000
Southern	0	0	44		278,000
Midwest	0	0	30	(3)	243,000

Total	3	16,600	188		1,346,000

(1)	Includes five production support facilities and our two technology centers in Fremont, California.

(2)	Includes one service center in Mexico City, Mexico

(3)	Includes four service centers in the Toronto metropolitan area.
      We lease 184 of our production facilities, each of our administrative facilities and both of our technology centers. These leases generally expire between 2005 and 2010. Substantially all of the leases contain renewal provisions and provide for annual increases in rent based on the local Consumer Price Index. The owned facilities are subject to major encumbrances under our credit facilities. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.

Item 3.	Legal Proceedings
      We are a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co., which is pending in the United States Bankruptcy Court, Southern District of New York. We managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against us, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding our handling of the assets of LF Co. The Trustee claims damages of not less than $9.5 million, as well as punitive damages and treble damages with respect to the Lanham Act claims. Previously, on or about October 10, 2003, a secured creditor of LF Co., Merrill Lynch Business Financial Services, Inc., or Merrill, had filed a complaint in the LF Co. Bankruptcy proceeding against us, which was most recently amended on or about July 6, 2004. Merrill’s claims are duplicated in the Trustee’s suit. We, in turn, have filed answers and counterclaims denying liability to the Trustee and seeking reimbursement of all costs and damages sustained as a result of the Trustee’s actions and in our efforts to assist LF Co. Discovery has commenced and is ongoing in each of these cases. We believe that we have meritorious defenses as well as substantial counterclaims against Merrill Lynch and the Trustee. We intend to vigorously contest the above matters. Based on the discovery and depositions to date, we do not believe that the outcome of the above matters will have a material adverse impact on our results of operations or financial condition.
      We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Environmental and Regulatory Considerations
      Our property consists principally of reprographics and related production equipment and we lease substantially all of our production and administrative facilities. We are not aware of any environmental liabilities which would have a material impact on our operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2004.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock, par value $0.001, is listed on the NYSE under the stock symbol ARP and has been so listed since February 4, 2005, when it was first listed in connection with our initial public offering. We have no public history prior to February 4, 2005. The initial public offering price of our common stock on February 4, 2005 was $13.00 per share. No sales of our common stock took place prior to February 4, 2005. Between February 4, 2005 and March 24, 2005, inclusive, the highest sales price of our common stock was $15.64 per share, and the lowest sales price of our common stock was $13.00 per share. The closing price for our common stock on March 24, 2005 was $15.23 per share.
Holders
      The approximate number of stockholders of record of our common stock was 44 as of March 2, 2005. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.
Dividends
      We have never declared or paid cash dividends on our common equity. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with certain covenants under our credit facilities, which restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Sales of Unregistered Securities
      Since January 1, 2004, our predecessor, American Reprographics Holdings, L.L.C. (“Holdings”), has sold and issued the following unregistered securities:

•	Holdings has issued options to certain employees to purchase an aggregate of 307,915 common units under Holdings’ unit option plan. During 2004, 22,500 options issued during prior years were exercised at a purchase price of $5.25 per unit.
      The issuances of the above securities were deemed to be exempt from registration under the Securities Act in reliance on:

•	Rule 701 promulgated under the Securities Act; or

•	Section 4(2) of the Securities Act as transactions by an issuer not involving any public offering.

      The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us to information about us.
Use of Proceeds from Sales of Registered Securities
      On February 9, 2005, we closed an initial public offering of our common stock consisting of 13,350,000 shares of common stock. Of these shares, 7,666,667 were newly issued shares sold by us and 5,683,333 were existing shares sold by the selling stockholders. On March 2, 2005, an additional 1,685,300 shares of existing common stock were sold by certain selling stockholders pursuant to an exercise by the underwriters of their over-allotment option. The offering was effected pursuant to a Registration Statement on Form S-1 (File No. 333-119788), which the SEC declared effective on February 3, 2005. Goldman, Sachs & Co. and J.P. Morgan Securities Inc. acted as managing underwriters.
      The public offering price was $13.00 per share and $195.5 million in the aggregate. Underwriting discounts and commissions were $0.91 per share and $13.7 million in the aggregate. Proceeds before expenses to us were $12.09 per share and $92.7 million in the aggregate. Proceeds, before expenses, to the selling stockholders were $12.09 per share and $89.1 million in the aggregate.
      We did not receive any of the proceeds from the sale of shares by selling stockholders or upon any exercise of the underwriters’ over-allotment option. The net proceeds received by us in the offering were $89.3 million as follows:

Aggregate offering proceeds to the Company	$99.7 million
Underwriting discounts and commissions	7.0 million
Finders fees	-0-
Underwriters’ fees	-0-
Other fees and expenses (estimated)	3.4 million

Total expenses (estimated)	10.4 million

Net proceeds to the Company	$89.3 million

      We have used the net proceeds to us from our initial public offering as follows:

•	approximately $28.3 million to repurchase our preferred equity, including accrued interest, which became payable upon our initial public offering;

•	approximately $50.7 million to repay a portion of our $225 million senior second priority secured term loan facility, which has a maturity date of December 2009 and bears interest at a floating rate which was 8.9% as of December 31, 2004; and

•	approximately $9.0 million to repay a portion of our $100 million senior first priority secured term loan facility, which has a maturity date of June 2009 and bears interest at a floating rate which was 5.3% as of December 31, 2004.
      Pending application of the balance of the net proceeds described above, we plan to invest such balance in short and medium-term, interest-bearing obligations, investment-grade instruments, certificates of deposits or direct or guaranteed obligations of the U.S. government.
      As a result of the prepayments on our secured term loan credit facilities from our initial public offering proceeds, we wrote-off approximately $1.5 million of deferred financing costs in February 2005.

Item 6.	Selected Consolidated Financial Data
      The selected historical financial data presented below is derived from the audited financial statements of Holdings for the fiscal years ended December 31, 2000, 2001, 2002, 2003 and 2004. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Statement of Operations Data:
Reprographics services	$287,995	$338,124	$324,402	$315,995	$333,305
Facilities management	24,624	39,875	52,290	59,311	72,360
Equipment and supplies sales	38,480	42,702	42,232	40,654	38,199

Total net sales	351,099	420,701	418,924	415,960	443,864
Cost of sales	201,390	243,710	247,778	252,028	263,787

Gross profit	149,709	176,991	171,146	163,932	180,077
Selling, general and administrative expenses	89,371	104,004	103,305	101,252	105,780
Provision for sales tax dispute settlement	—	—	—	—	1,389
Amortization of intangibles	3,966	5,801	1,498	1,709	1,695
Costs incurred in connection with the 2000 recapitalization	20,544	—	—	—	—
Write-off of intangible assets	—	3,438	—	—	—

Income from operations	35,828	63,748	66,343	60,971	71,213
Other income	713	304	541	1,024	420
Interest expense	(29,238)	(47,530)	(39,917)	(39,390)	(33,565)
Loss on early extinguishment of debt	(1,195)	—	—	(14,921)

Income before income tax provision	6,108	16,522	26,967	7,684	38,068
Income tax provision	4,784	5,787	6,267	4,131	8,520

Net income	1,324	10,735	20,700	3,553	29,548
Dividends and amortization of discount on preferred members’ equity	(2,158)	(3,107)	(3,291)	(1,730)	—

Net income (loss) attributable to common members	$(834)	$7,628	$17,409	$1,823	$29,548

	Fiscal Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per unit amounts)
Net income (loss) attributable to common members per common unit:
Basic	$(0.02)	$0.21	$0.48	$0.05	$0.83
Diluted	$(0.02)	$0.21	$0.47	$0.05	$0.79
Weighted average units:
Basic	35,308	36,629	36,406	35,480	35,493
Diluted	35,371	36,758	36,723	37,298	37,464

	Fiscal Year Ended December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Other Financial Data:
Depreciation and amortization(1)	$14,942	$25,442	$19,178	$19,937	$18,730
Capital expenditures, net	$5,228	$8,659	$5,209	$4,992	$5,898
Interest expense	$29,238	$47,530	$39,917	$39,390	$33,565

	As of December 31,

	2000	2001	2002	2003	2004

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$31,565	$29,110	$24,995	$17,315	$13,826
Total assets	$358,026	$372,583	$395,128	$374,716	$377,334
Long term obligations and mandatorily redeemable preferred and common membership units(2)(3)	$359,746	$371,515	$378,102	$360,008	$338,371
Total members’ equity (deficit)	$(80,479)	$(78,955)	$(61,082)	$(60,015)	$(35,009)
Working capital	$34,742	$24,338	$24,371	$16,809	$22,387

(1)	Depreciation and amortization includes a write-off of intangible assets of $3.4 million for the year ended December 31, 2001.

(2)	In July 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In accordance with SFAS No. 150, the redeemable preferred equity of Holdings has been reclassified in our financial statements as a component of our total debt upon our adoption of this new standard. The redeemable preferred equity amounted to $25.8 million as of December 31, 2003 and $27.8 million as of December 31, 2004. SFAS No. 150 does not permit the restatement of financial statements for periods prior to the adoption of this standard.

(3)	Redeemable common membership units amounted to $6.0 million and $8.1 million at December 31, 2000 and 2001, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
      The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report. This report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements” and Item 1 — “Risk Factors.”

Overview
      We are the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as the technology, financial services, retail, entertainment, and food and hospitality industries, that also require sophisticated document management services.
      From late 2001 through late 2003, we experienced a decline in net sales due to the overall softness in the U.S. economy, coupled with declining non-residential construction spending. Since approximately half of our net sales are derived from our operations in California, the significant downturn in the technology sector in this area further contributed to the decline of our net sales. Despite acquisition activity, our net sales declined from $418.9 million in 2002 to $416.0 million in 2003. During 2004, we have seen an improvement in sales due to the improvement of the overall U.S. economy and increased spending in the non-residential construction sector. Net sales increased to $443.9 million in 2004, 6.7% higher compared to 2003.
      A significant component of our growth has been related to acquisitions. In 2002, we acquired eight reprographics companies for a total cost of $34.4 million, and in 2003, we acquired four companies for a total cost of $870,000. In 2004, we acquired six companies for a total cost of $3.7 million. As part of our growth strategy, we also have recently begun opening and operating branch service centers, which we view as a relatively low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened 30 new branches in key markets since December 31, 2003 and expect to open an additional 12 branches by the end of 2005. To date, each branch that has been open at least 12 months has generated operating profit.
      During 2003, we began our strategy of licensing our PlanWell technology to other independent reprographers. This strategy is designed to increase the market penetration of our PlanWell technology, while offsetting a portion of its development costs through the generation of licensing revenues. In 2003, we also started PEiR (Profit and Education in Reprographics), a privately held trade organization through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers, while promoting our reprographics technology as the industry standard. PEiR currently consists of 60 independent reprographics companies.
      In December 2003, we refinanced our debt structure with the issuance of $225 million of second lien financing combined with a $130 million first lien debt package. This refinancing resulted in interest savings to the company for the year ended December 31, 2004 of approximately $8.3 million compared to 2003. These savings were partially offset by rising interest rates.
      We continue to focus on our key opportunities, which include: the expansion of our market share, our national footprint of reprographics centers and our facilities management programs; the establishment of PlanWell as the industry standard for procuring digital reprographics online; and the expansion of our service offerings to non-AEC related industries.
Recent Developments
      On February 9, 2005, we closed an initial public offering of our common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares, 7,666,667 shares were newly issued shares sold by us and 5,683,333 shares were outstanding shares sold by the selling stockholders. On March 2, 2005, an additional 1,685,300 shares were sold by certain selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. As required by the operating agreement of Holdings, we repurchased all of the preferred equity of Holdings upon the closing of our initial public offering with $28.3 million of the net proceeds from our initial public offering.
      On February 9, 2005 we used a portion of the proceeds from our initial public offering to repay $50.7 million of our $225 million senior second priority secured term loan facility and $9.0 million of our $100 million senior first priority secured term loan facility. As a result of the prepayments on our secured term loan credit facilities from our initial public offering proceeds, we wrote-off approximately $1.5 million of deferred financing costs in February 2005. For further information concerning this debt repayment, see Item 5 — “Use of Proceeds from Sales of Registered Securities”. On February 9, 2005, we also made a cash distribution of $8.2 million to certain members of Holdings in accordance with the operating agreement of Holdings. See Note 12 to our consolidated financial statements for further details concerning these distributions.
Factors Affecting Financial Performance
      Based on a review of the top 30% of our customers, representing approximately 90% of our net sales, and designating our customers as either AEC or non-AEC based on their primary use of our services, we believe that sales to the AEC market accounted for approximately 80% of our net sales for the year ended December 31, 2004, with the remaining 20% consisting of sales to non-AEC markets. As a result, our operating results and financial condition are significantly impacted by various economic factors affecting the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, we believe that the reprographics industry typically lags the recovery in the broader economy by approximately six months.
      During the period from 2002 to 2003, non-residential construction activity in the United States declined as the overall economy softened and commercial vacancy rates increased. The consequent downturn in the AEC industry was the primary reason for the decline in our net sales during this period. Through cost cutting and aggressive sales and marketing, we were able to hold our operating margins fairly steady. Operating margins were 15.8% in 2002 and 14.7% in 2003. During 2004, our operating margin increased to 16.0% primarily as a result of our sales growth driven by the improvement in the overall economy.
Key Financial Measures
      The following key financial measures are used by our management to operate and assess the performance of our business: net sales and costs and expenses.

Net Sales
      Net sales represent total sales less returns, discounts and allowances. These sales consist of document management services, document distribution and logistics services, print-on-demand services, reprographics equipment and supplies sales, software licenses and PEiR memberships. We generate sales by individual orders through commissioned sales personnel and, in some cases, pursuant to national contracts. Our document management, document distribution and logistics, and print-on-demand services, including the use of PlanWell by our customers, are typically invoiced to a customer as part of a combined per square foot printing cost and, as such, it is impractical to allocate revenue levels for each item separately. Revenues for these services are included under the caption “Reprographics services.”
      Facilities management revenues are generated from printing produced in our customers’ locations on machines that we own or lease. Generally, this revenue is derived via a single cost per square foot of printed material, similar to our “Reprographics services” revenue.
      In 2004, our reprographics services represented approximately 75% of our net sales, facilities management revenues represented approximately 16%, and sales of reprographics equipment and supplies sales represented approximately 9%. Although our PlanWell and other software licenses and our PEiR memberships are strategic to providing our other services, to date these services have not been significant revenue contributors.
      We identify reportable segments based on how management internally evaluates financial information, business activities and management responsibility. On that basis, we operate in a single reportable business segment.
      To a large extent, our continued engagement by our customers for successive jobs depends upon the customer’s satisfaction with the quality of services that we provide. Our customer orders tend to be of a short-

run, but recurring, nature. Since we do not operate with a backlog, it is difficult for us to predict the number, size and profitability of reprographics work that we expect to undertake more than a few weeks in advance.

Costs and Expenses
      Our cost of sales consists primarily of paper, toner and other consumables, labor, and maintenance, repair, rental and insurance costs associated with operating our facilities and equipment, along with depreciation charges. Paper cost is the most significant component of our material cost; however, paper pricing typically does not impact our operating margins because changes in paper pricing are generally passed on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
      We maintain low inventory balances as well as low levels of other working capital requirements. In addition, capital expenditure requirements are low as most facilities and equipment are leased, with overall capital spending averaging approximately 1.5% of annual net sales over the last three years. Since we typically lease our reprographics equipment for periods averaging between three and five years, we are able to upgrade our equipment in response to rapid changes in technology.
      Our selling expenses generally include the salaries and commissions paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include the salaries and benefits paid to support personnel at our reprographics businesses and our corporate staff, as well as office rent, utilities, insurance and communications expenses, and various professional services.
      Our general and administrative expenses also include management fees paid to CHS Management IV LP in accordance with a management agreement entered into in connection with our recapitalization in 2000. These management fees, which may not exceed $1 million in any year, amounted to $889,000 during 2002, $858,000 during 2003 and $835,000 during 2004. The management agreement was terminated upon the completion of our initial public offering.
Impact of Conversion from an LLC to a Corporation
      Immediately prior to our initial public offering, we reorganized from a California limited liability company to a Delaware corporation, American Reprographics Company. In the reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of our common stock and options to purchase shares of our common stock. As required by the operating agreement of Holdings, we repurchased all of the preferred equity of Holdings upon the closing of our initial public offering with a portion of the net proceeds from our initial public offering. As part of the reorganization, all outstanding warrants to purchase common units were exchanged for shares of our common stock. We do not expect any significant impact on our operations as a result of the reorganization apart from an increase in our effective tax rate due to corporate level taxes, which will be offset by the elimination of tax distributions to our members and the recognition of deferred income taxes upon our conversion from a California limited liability company to a Delaware corporation.
Income Taxes
      Holdings and Opco, through which a substantial portion of our business was operated prior to our reorganization, are limited liability companies which are taxed as partnerships. As a result, the members of Holdings pay income taxes on the earnings of Opco, which are passed through to Holdings. Certain divisions are consolidated in Holdings and are treated as separate corporate entities for income tax purposes (the consolidated corporations). These consolidated corporations pay income tax and record provisions for income taxes in their financial statements.

      As a result of the reorganization of our company to a Delaware corporation, our earnings will be subject to federal, state and local taxes at a combined statutory rate of approximately 43%, which is lower than our pro forma effective income tax rate of 46.5% for 2004 due to the redemption of our preferred equity and the related nondeductible interest expense. The unaudited pro forma incremental income tax provision and unaudited proforma earnings per common member unit amounts reflected in the following table were calculated as if our reorganization became effective on January 1, 2000.

	Fiscal Year Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands, except per unit amounts)
Net income (loss) attributable to common members	$(834)	$7,628	$17,409	$1,823	$29,548
Unaudited pro forma incremental income tax provision	2,618	2,574	6,211	673	9,196

Unaudited pro forma net income (loss) attributable to common members	$(3,452)	$5,054	$11,198	$1,150	$20,352

Unaudited pro forma net income (loss) attributable to common members per common unit:
Basic	$(0.10)	$0.14	$0.31	$0.03	$0.57
Diluted	$(0.10)	$0.14	$0.30	$0.03	$0.54
Members’ Deficit and Capital Accounts
      Our members’ deficit of $35.0 million as of December 31, 2004 includes $88.8 million in cash distributions to our common unit holders made in connection with our recapitalization in 2000 and previous cash distributions made to the members of Holdings to provide them with funds to pay taxes owed for their share of our profits as a limited liability company.
      Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for such taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, we made a cash distribution of approximately $8.2 million to such members on February 9, 2005 in connection with the consummation of our initial public offering to bring their proportionate share of tax distributions equal to the rest of our members. These distributions were not accrued at December 31, 2004, but became payable and were recorded immediately prior to our reorganization and the consummation of our initial public offering on February 9, 2005. See Note 12 to our consolidated financial statements for further details concerning these distributions.
Acquisitions
      Our financial results during the periods discussed below were impacted by the acquisition of eight acquisitions in 2002 for a total purchase price of $34.4 million, four acquisitions in 2003 for a total purchase price of $870,000 and six acquisitions in 2004 for a total purchase price of $3.7 million. Because each acquisition was accounted for using the purchase method of accounting, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. For more details regarding these acquisitions, see Note 2 to our consolidated financial statements.
      In connection with certain large acquisitions, we have made certain payments to employees of the acquired companies that could not be capitalized and included in goodwill because such payments represented compensation expense. These expenses are included in selling, general and administrative expenses in our consolidated financial statements and amounted to $1.5 million in 2002. There were no such expenses incurred during 2003 and 2004.

Critical Accounting Policies
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and various other factors that we believe to be reasonable under the circumstances to determine such estimates. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We believe the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be: goodwill and other intangible assets; allowance for doubtful accounts; and commitments and contingencies.

Goodwill and Other Intangible Assets
      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in our strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.
      SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
      Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to such reporting units, assignment of goodwill to such reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
      We have selected September 30 as the date on which we will perform our annual goodwill impairment test. Based on our valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended December 31, 2002, 2003 and 2004.
      Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names are amortized using the straight-line method.

Allowance for Doubtful Accounts
      We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. Receivables are generally due within 30 days. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write-off an account when it is considered to be uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. To date, uncollectible amounts have been within the range of management’s expectations.

Commitments and Contingencies
      In the normal course of business, we estimate potential future loss accruals related to legal, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could be different than management’s estimates.
Non-GAAP Measures
      EBIT, EBITDA and Adjusted EBITDA (and related ratios presented in this report) are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.
      EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Adjusted EBITDA represents EBITDA adjusted to exclude the impact of costs incurred in connection with our recapitalization in 2000 and loss on early extinguishment of debt. Adjusted EBIT margin is a non-GAAP measure that is calculated by subtracting depreciation and amortization from adjusted EBITDA and dividing the result by net sales. Adjusted EBITDA margin is a non-GAAP measure that is calculated by dividing adjusted EBITDA by net sales.
      We calculate Adjusted EBITDA by adjusting EBITDA to eliminate the impact of a number of items we do not consider indicative of our ongoing operations and for the other reasons noted below. You are encouraged to evaluate each adjustment and whether you consider it appropriate. In addition, in evaluating Adjusted EBITDA, you should be aware that in the future we may incur expenses similar to the adjustments in the presentation of Adjusted EBITDA. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.
      We present EBIT, EBITDA and Adjusted EBITDA (and related ratios presented in this report) because we consider them important supplemental measures of our performance and liquidity and believe that such measures are meaningful to investors because they are used by management for the reasons discussed below.
      We use EBIT as a metric to measure and compare the performance of our divisions. We operate our 40 divisions as separate business units, but manage debt and taxation at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our divisions. We also use EBIT as a metric to measure performance for the purpose of determining compensation at the division level and use EBITDA and Adjusted EBITDA to measure performance and determine compensation at the consolidated level. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, because our divisions do not incur interest or income tax expense, the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow on a monthly basis as one of our key internal controls. We also use EBIT, EBITDA and Adjusted EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures. In addition, certain covenants in our credit agreements require compliance with financial ratios based on Adjusted EBITDA (as defined in our credit agreements).
      EBIT, EBITDA and Adjusted EBITDA (and related ratios presented in this report) have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•	they do not reflect our cash expenditures, or future requirements for capital expenditures and contractual commitments;

•	they do not reflect changes in, or cash requirements for, our working capital needs;

•	they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements;

•	Adjusted EBITDA does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of our ongoing operations, as discussed in our presentation of “Adjusted EBITDA” in this report; and

•	other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as comparative measures.
      Because of these limitations, EBIT, EBITDA and Adjusted EBITDA (and related ratios presented this report) should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT, EBITDA and Adjusted EBITDA only supplementally. For more information, see our consolidated financial statements and related notes included elsewhere in this report.
      The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA and net income:

	Fiscal Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Cash flows provided by operating activities	$56,413	$48,237	$60,858
Changes in operating assets and liabilities	(4,040)	(1,102)	(5,219)
Non-cash expenses, including depreciation and amortization	(31,673)	(43,582)	(26,091)
Income tax provision	6,267	4,131	8,520
Interest expense	39,917	39,390	33,565

EBIT	66,884	47,074	71,633
Depreciation and amortization	19,178	19,937	18,730

EBITDA	86,062	67,011	90,363
Interest expense	(39,917)	(39,390)	(33,565)
Income tax provision	(6,267)	(4,131)	(8,520)
Depreciation and amortization	(19,178)	(19,937)	(18,730)
Dividends and amortization of discount on preferred members’ equity	(3,291)	(1,730)	—

Net income attributable to common members	$17,409	$1,823	$29,548

      The following is a reconciliation of net income to EBITDA and to Adjusted EBITDA:

	Fiscal Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Net income	$20,700	$3,553	$29,548
Interest expense, net	39,917	39,390	33,565
Income tax provision	6,267	4,131	8,520
Depreciation and amortization	19,178	19,937	18,730

EBITDA	86,062	67,011	90,363
Loss on early extinguishment of debt	—	14,921	—

Adjusted EBITDA	$86,062	$81,932	$90,363

      The following is a reconciliation of our net income margin to Adjusted EBIT margin and Adjusted EBITDA margin:

	Fiscal Year Ended
	December 31,

	2002	2003	2004

Net income margin	4.9%	0.9%	6.7%
Interest expense, net	9.5%	9.5%	7.6%
Income tax provision	1.5%	1.0%	1.9%
Loss on early extinguishment of debt	—	3.6%	—

Adjusted EBIT margin	16.0%	14.9%	16.2%
Depreciation and amortization	4.6%	4.8%	4.2%

Adjusted EBITDA margin	20.5%	19.7%	20.4%

Results of Operations
      The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales

	Fiscal Year Ended
	December 31,

	2002	2003	2004

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.1	60.6	59.4

Gross profit	40.9	39.4	40.6
Selling, general and administrative expenses	24.7	24.3	23.8
Provision for sales tax dispute settlement	—	—	0.3
Amortization of intangibles	0.4	0.4	0.4
Write-off of intangible assets	—	—	—

Income from operations	15.8	14.7	16.1
Other income	0.1	0.2	0.1
Interest expense, net	(9.5)	(9.5)	(7.6)
Loss on early extinguishment of debt	—	(3.6)	—

Income before income tax provision	6.4	1.8	8.6
Income tax provision	(1.5)	(1.0)	(1.9)

Net income	4.9%	0.8%	6.7%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended
	December 31,		Increase (Decrease)

	2003	2004	(In Dollars)	(Percent)

	(In millions)
Reprographics services	$316.1	$333.3	$17.2	5.4%
Facilities management	59.3	72.4	13.1	22.1%
Equipment and supplies sales	40.6	38.2	(2.4)	(5.9)%

Total net sales	$416.0	$443.9	$27.9	6.7%
Gross profit	$163.9	$180.1	$16.2	9.9%
Selling, general and administrative expenses	$101.3	$105.8	$4.5	4.4%
Provision for sales tax liability	—	$1.4	$1.4	n/a
Amortization of intangibles	$1.7	$1.7	$—	—%
Interest expense, net	$39.4	$33.6	$(5.8)	(14.7)%
Income taxes	$4.1	$8.5	$4.4	107.3%
Net income	$3.6	$29.5	$25.9	719.4%
EBITDA	$67.0	$90.4	$23.4	34.9%
      Net Sales. Net sales increased in 2004 compared to 2003 primarily due to the improvement of the U.S. economy, particularly in the Western United States, acquisition activity, the expansion of our revenue base through the opening of new branches, and by increasing our market share in certain markets. Of the $27.9 million increase in our 2004 net sales, $18.9 million was attributable to organic revenue growth (which includes $4.5 million from the opening of new branches) and $9.0 million was attributable to our acquisition activity during 2003 and 2004. Prices during this period remained relatively stable, indicating that our revenue increases were primarily volume driven. As job creation in the United States continues to move forward, and commercial vacancy rates in the United States continue to decline, we expect to see similar revenue trends in our reprographics services.
      While revenue from reprographics services and facilities management increased, our revenue generated from sales of equipment and supplies sales decreased. This was due to our ability to convert many of our equipment sales contracts into facilities management contracts. We believe that the recurring revenues from such facilities management contracts that span over several years should make our revenue profile more stable. This ability to convert our equipment sales contracts into facilities management contracts, coupled with the increased decentralized nature of the architectural, engineering and construction, or AEC industry, leads us to believe that facilities management revenue will continue to increase in the near term.
      Gross Profit. Our gross profit increased in 2004 compared to 2003 due primarily to the increase in our net sales coupled with the fixed cost nature of our leases for production equipment and facilities. The gross margin realized on our incremental sales increase during this period amounted to 57.9%. Our overall gross margin improved by approximately 1.2 percentage points to 40.6% in 2004 compared to 39.4% in 2003. We were able to reduce our material cost as a percentage of net sales from 16.1% in 2003 to 15.4% in 2004 due to a negotiated reduction in the cost of material from one of our major vendors, coupled with better waste control procedures. Production labor cost as a percentage of net sales increased slightly from 21.6% in 2003 to 22.8% in 2004 due to the hiring of additional production labor in anticipation of continued revenue increases coupled with an increase in employee health benefits costs. Production overhead as a percent of revenue decreased from 22.9% in 2003 to 21.3% in 2004 due to the fixed cost nature of the expense coupled with the net sales increase.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 2004 compared to 2003 primarily due to higher sales commissions related to increased sales and higher incentive bonus accruals during 2004 compared to 2003 related to improved operating results. As a percentage of net sales, selling, general and administrative expenses during 2003 and 2004 decreased from 24.3% to 23.8%, respectively, as higher sales in 2004 offset the increase in our sales force and increased selling and marketing activities during 2004 as we continued to pursue market share expansion. Our general and administrative expenses each in 2003 and 2004 included $0.9 million of management fees paid to CHS Management IV LP in accordance with a management agreement entered into in connection with our recapitalization in 2000. These management fees ceased after our initial public offering. We expect that our selling, general and administrative expenses will increase in absolute dollars due to increased legal and accounting fees as a public company, including costs associated with evaluating and enhancing our internal control over financial reporting.
      Provision for Sales Tax Dispute Settlement. We recorded a $1.4 million provision for a sales tax dispute settlement in 2004 related to a dispute we are involved in with a state tax authority regarding unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. The unresolved issues relate to the application of sales taxes on certain discounts granted by the Company to its customers. For further information concerning the provision for sales tax dispute settlement, see Note 6 to our consolidated financial statements.
      Amortization of Intangibles. Amortization of intangibles in 2004 remained flat compared to 2003.
      Interest Expense, Net. Net interest expense decreased in 2004 compared to 2003 due to the refinancing of our debt in December 2003, which lowered our overall effective interest rate in 2004 by approximately two percentage points. Also, since December 31, 2003, we have reduced our total debt obligations by approximately $36.5 million. Partially offsetting these interest expense reductions was the additional interest expense recognized with the adoption of FAS 150. FAS 150 required that we treat our redeemable preferred stock as debt from the effective date of July 1, 2003. As a result, we incurred six months of this interest expense during 2003 amounting to $1.8 million, compared to twelve months of interest expense amounting to $3.9 million during 2004.
      During 2003, the interest benefit from our interest rate swap contracts was $4.0 million. The interest rate swap contracts expired in September 2003, and we entered into a new interest rate hedge in September 2003. This hedge instrument is accounted for as a hedge, and fluctuations in the market value of the hedge do not impact our income statement. Absent significant acquisition activity and continued increases in interest rates, we expect that our interest expense would decline as a result of the repayment of debt from the proceeds of our initial public offering.
      Income Taxes. Income tax provision increased in 2004 compared to 2003 primarily due to higher pretax income at the consolidated corporations. Excluding the $14.9 million loss on early extinguishment of debt we recorded during 2003, our overall effective income tax rate for 2004 increased to 22.4% compared to 18.3% in 2003. We expect our overall effective income tax rate to increase to approximately 43.0% due to our conversion to a corporation as part of our initial public offering.
      Net Income. Net income increased in 2004 compared to 2003 primarily related to increased sales resulting from the improvement in the overall U.S. economy, increased AEC activity, as well as our reduced interest expense due to the refinancing of our debt in December 2003 which resulted in a $14.9 million loss on early extinguishment of debt during 2003.
      EBITDA. Our EBITDA margin increased to 20.4% in 2004 compared to 19.7% in 2003 primarily due to higher revenues. For a reconciliation of EBITDA to pro forma net income, please see “— Non-GAAP Measures” above.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended
	December 31,		Increase (Decrease)

	2002	2003	(In Dollars)	(Percent)

		(In millions)
Reprographics services	$324.4	$316.1	$(8.3)	(2.6)%
Facilities management	52.3	59.3	7.0	13.4%
Equipment and supplies sales	42.2	40.6	(1.6)	(3.8)%

Total net sales	$418.9	$416.0	$(2.9)	(0.7)%
Gross profit	$171.1	$163.9	$(7.2)	(4.2)%
Selling, general and administrative expenses	$103.3	$101.3	$(2.0)	(1.9)%
Amortization of intangibles	$1.5	$1.7	$0.2	13.0%
Interest expense, net	$39.9	$39.4	$0.5	1.3%
Income taxes	$6.3	$4.1	$(2.2)	(34.9)%
Net income	$20.7	$3.6	$(17.1)	(82.6)%
EBITDA	$86.1	$67.0	$(19.1)	(22.2)%
Adjusted EBITDA	$86.1	$81.9	$(4.2)	(4.9)%
      Net Sales. Net sales decreased in 2003 compared to 2002 primarily due to the continued slowdown in the economy and the AEC industry, particularly in our Northern California and Northeast divisions, and the continued pricing pressure on our sales due to reduction in activity levels due to contraction in the economy. As is typical in our industry, as the volume of reprographic business declines due to lower non-residential construction spending, we also saw prices decline. During this period, we experienced a contraction in the volume of reprographics work performed and a reduction in the prices of these services. Our acquisitions in 2002 and 2003 partially offset this negative trend. Excluding the benefit of acquisitions completed in 2002 and 2003, our net sales would have decreased by $19.9 million or 5.1%. Facilities management revenue increased due to our ability to convert our equipment sales contracts into facilities management contracts and the further decentralization of operations in the AEC industry. As this trend continues, AEC industry participants should require more output devices to support their additional facilities.
      Gross Profit. Our gross profit declined in 2003 compared to 2002 mainly due to lower net sales in 2003, particularly in Northern California and the Northeast where aggregate net sales in 2003 declined by $16.1 million, combined with strong pricing pressure which reduced our profit margins. Our overall gross profit margin declined by 1.5 percentage points to 39.4% in 2003 from 40.9% in 2002, driven primarily by the fixed cost nature of our equipment and facility leases. Production overhead as a percentage of net sales, which includes lease and maintenance costs, increased from 17.5% in 2002 to 19.0% in 2003. Additionally, our cost of production labor increased $373,000 due to increased health and workers compensation insurance rates. These increases were partially offset by a decrease in our material cost as a percentage of net sales.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2.0 million in 2003 compared to 2002 primarily due to a $1.5 million charge in 2002 related to non-recurring signing bonuses paid to the senior management of a division acquired in 2002. Excluding such signing bonuses, selling, general and administrative expenses for 2003 remained flat compared to 2002, despite the decrease in our net sales and gross profit, because we pursued market share expansion amid difficult industry conditions. As a result, our selling and marketing expenses increased by $1.0 million in 2003 compared to 2002 despite lower net sales in 2003. This was offset by a $2.5 million decrease in general and administrative expenses in 2003, which was primarily due to lower incentive bonus accruals resulting from the decline in our operating results. Our general and administrative expenses in 2003 included $858,000 of management fees.
      Amortization of Intangibles. Amortization of intangibles increased in 2003 compared to 2002 due to higher amortization of intangible assets resulting from acquisitions during 2002, particularly our acquisition of Consolidated Reprographics.

      Interest Expense, Net. Net interest expense increased in 2003 due primarily to a net interest benefit from our interest rate swap contracts of $4.0 million in 2003 compared to a net interest benefit of $1.6 million in 2002, which was partially offset by a higher monthly average total debt balance during 2003 compared to 2002. Our monthly average total debt balance was higher during 2003 because of our acquisition of Consolidated Reprographics in May 2002 for which we incurred $20.0 million of net borrowings. The interest benefit related to the interest rate swap contracts was due to the improvement in the market value of the interest rate swap contracts as they moved closer to their expiration dates in September 2003.
      Income Taxes. Our income tax provision decreased for 2003 primarily due to lower pretax income at the consolidated corporations. Our overall effective income tax rate was 23.2% in 2002 and 53.8% in 2003. The effective rate increased due to $1.8 million of nondeductible interest expense on our preferred units and a higher overall effective state income tax rate due to a loss on early extinguishments of debts in the parent company that was not deductible for tax purposes by our subsidiaries outside of California.
      We provided for pro forma income taxes of $4.8 million for 2003 as compared to $12.5 million in 2002 due to a loss on early extinguishments of debts in 2003. However, our overall effective pro forma income tax rate was 46.3% in 2002 compared to 62.5% in 2003 as explained above.
      Net Income. Net income decreased for 2003 compared to 2002 primarily related to a $14.9 million loss related to the early extinguishment of debt in connection with our debt refinancing in December 2003.
      EBITDA and Adjusted EBITDA. EBITDA as a percentage of net sales for 2003 decreased to 16.1% from 20.5% for 2002 primarily as a result of the $14.9 million of loss from early extinguishment of debt, which we incurred as part of our debt refinancing in December 2003. Our Adjusted EBITDA for 2003, which excludes this early extinguishment charge, was $81.9 million, or 19.7% of net sales compared to 20.5% for 2002. Our EBITDA margin decreased in 2003 from 2002 primarily because of lower revenues. For a reconciliation of EBITDA and Adjusted EBITDA to pro forma net income, please see “— Non-GAAP Measures” above.
Quarterly Results of Operations
      The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2004. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,

	2003				2004

	(Unaudited, dollars in thousands)
Reprographics services	$81,301	$83,794	$77,411	$73,489	$84,170	$87,237	$81,958	$79,938
Facilities management	13,644	14,448	14,628	16,592	16,529	17,954	19,254	18,624
Equipment and supplies sales	10,327	10,640	10,145	9,541	9,819	10,424	8,953	9,004

Total net sales	$105,272	$108,882	$102,184	$99,622	$110,518	$115,615	$110,165	$107,566
Quarterly sales as a % of annual sales	25.3%	26.2%	24.6%	23.9%	24.9%	26.1%	24.8%	24.2%
Gross profit	$42,292	$44,551	$39,229	$37,860	$45,919	$49,424	$44,287	$40,447
Income from operations	$16,625	$18,329	$13,722	$12,295	$18,588	$20,639	$17,702	$14,284
EBITDA	$21,989	$23,889	$19,097	$2,036	$23,376	$25,839	$22,627	$18,521
Adjusted EBITDA	$21,989	$23,889	$19,097	$16,957	$23,376	$25,839	$22,627	$18,521
Net income (loss)	$5,946	$8,049	$2,583	$(13,025)	$8,438	$9,845	$7,191	$4,074

      The following is a reconciliation of Adjusted EBITDA and EBITDA to net income (loss) for each respective quarter.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,

	2003				2004

	(Unaudited, dollars in thousands)
Adjusted EBITDA	$21,989	$23,889	$19,097	$16,957	$23,376	$25,839	$22,627	$18,521
Loss on early extinguishment of debt				(14,921)

EBITDA	21,989	23,889	19,097	2,036	23,376	25,839	22,627	18,521
Interest expense	(9,317)	(8,799)	(10,842)	(10,432)	(8,125)	(8,405)	(8,559)	(8,476)
Income tax benefit (provision)	(1,562)	(2,012)	(646)	89	(2,299)	(2,682)	(1,959)	(1,580)
Depreciation and amortization	(5,164)	(5,029)	(5,026)	(4,718)	(4,514)	(4,907)	(4,918)	(4,391)

Net income (loss)	$5,946	$8,049	$2,583	$(13,025)	$8,438	$9,845	$7,191	$4,074

      We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results are typically affected by seasonal factors, primarily the number of working days in a quarter. Historically, our fourth quarter is the slowest, reflecting the slowdown in construction activity during the holiday season, and our second quarter is the strongest, reflecting the fewest holidays and best weather compared to the other quarters.
Impact of Inflation
      Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
      Our principal sources of cash have been cash provided by operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, capital expenditures and tax-related distributions to our LLC members. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included elsewhere in this report.

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Net cash provided by operating activities	$56,413	$48,237	$60,858

Net cash used in investing activities	$(45,918)	$(8,336)	$(10,586)

Net cash used in financing activities	$(14,610)	$(47,581)	$(53,761)

Operating Activities
      Net cash provided by operating activities for the year ended December 31, 2004 primarily related to net income of $29.5 million, depreciation and amortization of $18.7 million, non-cash interest expense of $4.6 million from the amortization of deferred financing costs and the accretion of yield on our mandatorily redeemable preferred members’ equity, and an increase in accounts payable and accrued expenses of $13.7 million primarily due to the timing of payments on trade payables, incentive bonus accruals to be paid at year end, and the higher volume of business activity in 2004. These factors were offset by the growth in accounts receivables of $5.7 million primarily related to increased sales during 2004 and by the $3.1 million increase in our prepaid expenses mainly due to the $2.7 million of IPO-related costs incurred during 2004 which were recorded as prepaid expenses. Such IPO-related costs were offset against gross IPO proceeds upon the completion of our IPO in February 2005. See Item 5 — “Use of Proceeds from Sales of Registered Securities” for additional information.
      Net cash provided by operating activities for the year ended December 31, 2003 primarily related to net income of $3.6 million, depreciation and amortization of $19.9 million, non-cash interest expense of $11.1 million from the accretion of yield on our Holdings notes and our mandatorily redeemable preferred members’ equity and the amortization of deferred financing costs, the write-off of unamortized debt discount and deferred financing costs of $9.0 million as a result of our debt refinancing in December 2003, a decrease in accounts receivable of $1.8 million and a $1.0 million decrease in inventory.
      Net cash provided by operating activities for the year ended December 31, 2002 primarily related to net income of $20.7 million, depreciation and amortization of $19.2 million, non-cash interest expense of $11.1 million from the accretion of yield on our Holdings notes and the amortization of deferred financing costs, a $2.1 million decrease in prepaid expenses and other current assets, a $0.7 million decrease in inventory, and a $2.7 million increase in accounts payable and accrued expenses.
Investing Activities
      Net cash used in investing activities primarily relates to acquisition of businesses and capital expenditures. Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions amounted to $4.6 million, $3.1 million and $40.4 million during the years ended December 31, 2004, 2003 and 2002, respectively. We incurred capital expenditures totaling $5.9 million, $5.0 million, and $5.2 million during the years ended December 31, 2004, 2003 and 2002, respectively.
Financing Activities
      Net cash used in financing activities primarily relates to payments on long-term debt under our debt agreements and cash distributions to members. These are offset mainly by the proceeds from borrowings under our debt agreements. Cash used in financing activities for the year ended December 31, 2004 included $48.4 million of repayments under our debt agreements and $6.1 million in cash distributions to members. Cash used in financing activities for the year ended December 31, 2003 included $375.6 million of repayments on our prior credit facilities, an $8.1 million payment of loan fees related to our debt refinancing and $1.7 million in cash distributions to members. These were offset by $337.8 million in borrowings under our new credit facilities in December 2003. Cash used in financing activities for the year ended December 31, 2002 included $35.5 million of repayments on our debt agreements and $10.2 million in cash distributions to members (including $6.3 million of cash paid to redeem certain of the Company’s common membership units), partially offset by $32.0 million in borrowings under our debt agreements.
      Our cash position, working capital and debt obligations as of December 31, 2002, 2003 and 2004 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included elsewhere in this report.

	December 31,

	2002	2003	2004

	(Dollars in thousands)
Cash and cash equivalents	$24,995	$17,315	$13,826
Working capital	24,371	16,809	22,387
Mandatorily redeemable preferred and common membership units	23,903	25,791	27,814
Other debt obligations	378,608	359,340	320,833

Total debt obligations	$402,511	$385,131	$348,647

      Debt obligations as of December 31, 2003 and 2004 include $25.8 million and $27.8 million of redeemable preferred equity which has been reclassified in our financial statements as a component of our total debt upon our adoption of SFAS No. 150 in July 2003.
      We expect a positive impact on our liquidity and results of operations going forward due to lower interest expense as net proceeds of approximately $89.3 million from our initial public offering were used to reduce our existing debt obligations. Our overall interest expense may also be reduced as rates applicable to future borrowings on our revolving credit facility may decrease since the margin for loans made under the revolving facility is based on the ratio of our consolidated indebtedness to our consolidated adjusted EBITDA (as defined in our credit facilities). The applicable margin on our revolving facility ranges between 2.00% and 2.75% for LIBOR rate loans and ranges between 1.00% and 1.75% for index rate loans. In addition, the termination of our management agreement with CHS Management IV LP which occurred upon the completion of our initial public offering will positively impact our future results of operations and cash flows because of the elimination of management fees we were required to pay under this agreement. We paid CHS Management IV LP a management fee of $889,000 in 2002, $858,000 in 2003, and $835,000 in 2004.
      These positive factors will be offset to a certain extent by rising market interest rates on our debt obligations under our senior secured credit facilities which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure About Market Risk,” we had $348.6 million of total debt outstanding as of December 31, 2004 of which $303.0 million was bearing interest at variable rates. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $3.2 million during the year ended December 31, 2004.
      We believe that our cash flow provided by operations will be adequate to cover our 2005 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt.
      We continually evaluate potential acquisitions. Absent a compelling strategic reason, we expect that all future acquisitions will be cash flow accretive within six months. Currently, we are not a party to any agreements or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations, additional borrowings or the issuance of our equity. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time and the willingness of potential sellers to accept equity as full or partial payment.
Debt Obligations
      Senior Secured Credit Facilities. We have two senior secured credit facilities: a $130 million senior first priority secured facility, or first priority facility, and a $225 million senior second priority secured facility, or second priority facility. Our first priority facility consists of a $100 million senior first priority secured term loan facility, or term facility, and a $30 million senior first priority secured revolving credit facility, or revolving facility. Our second priority facility consists of a $225 million senior second priority secured term loan facility. The proceeds of the term facility and a portion of the revolving facility, together with substantially all of the proceeds of the second priority facility, were used to refinance our then existing debt in December 2003. We may use amounts remaining available under the revolving facility for working capital, certain permitted acquisitions and general corporate purposes. See Note 4 to our consolidated financial statements for further details concerning our credit facilities.
      The term facility matures in June 2009, the revolving facility matures in December 2008 and the second priority facility matures in December 2009. Opco’s obligations under each of the credit facilities are guaranteed by Holdings and each of its domestic subsidiaries. In addition, subject to limited exceptions, the first priority facility is secured by first priority security interests in all of Opco’s assets and the assets of Holdings and its domestic subsidiaries and 65% of the assets of its foreign subsidiary. The second priority facility is secured by second priority security interests in the assets securing the first priority facility. The priority of the security interests and related creditor rights between the first priority facility and the second priority facility are subject to an intercreditor agreement.
      Loans made under the credit facilities bear interest at a floating rate and may be maintained as index rate loans or as LIBOR rate loans. Index rate loans bear interest at the index rate plus the applicable index rate margin, as described in the first priority facility. Index rate is defined as the higher of (1) the rate of interest publicly quoted from time to time by The Wall Street Journal as the base rate on corporate loans posted by at least 75% of the nation’s 30 largest banks, and (2) the Federal Reserve reported overnight funds rate plus 1/2 of 1%. LIBOR rate loans bear interest at the LIBOR rate, as described in the first priority facility, plus the applicable LIBOR rate margin.
      The applicable margin with respect to the term facility is 2.00% in the case of index rate loans and 3.00% in the case of LIBOR rate loans. The applicable margin for the revolving facility is determined by a grid based on the ratio of our consolidated indebtedness to our consolidated adjusted EBITDA (as defined in our credit facilities) for the most recently ended four fiscal quarters and range between 2.00% and 2.75% for LIBOR rate loans and range between 1.00% and 1.75% for index rate loans.
      The applicable margin with respect to loans made under the second priority facility is 5.875% in the case of index rate loans and 6.875% in the case of LIBOR rate loans; provided, that, if the ratio of our consolidated indebtedness over our consolidated adjusted EBITDA (as defined in our credit facilities) is greater than 4.8:1.0 for any four fiscal quarters, each of the applicable margins set forth above will be increased by 100 basis points. In addition to the foregoing, loans made under the second priority facility are issued at a discount of 1.0% to the face amount.
      The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under our senior secured credit facilities. Subsequent to December 31, 2004, we utilized the net proceeds from our initial public offering to pay down $9.0 million under our term facility and $50.7 million under our second priority facility.

	As of December 31, 2003			As of December 31, 2004

		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate

	(Dollars in thousands)
Term facility	$100,000	$—	5.75%	$94,800	$—	5.26%
Revolving facility	15,000	15,000	5.75%	—	30,000	—
Second priority facility, excluding debt discount	225,000	—	9.8%	208,231	—	8.92%

	$340,000	$15,000		$303,031	$30,000

      In addition, under the revolving facility, we are required to pay a fee equal to 0.50% of the total unused commitment amount. We may also draw upon this credit facility through letters of credit which carry specific fees.
      Redeemable Preferred Units. As of December 31, 2004, we had $27.8 million of redeemable, non-voting preferred membership units. Holders of the redeemable preferred units are entitled to receive a yield of 13.25% of its liquidation value per annum for the first three years starting in April 2000, and increasing to 15% of the liquidation value per annum thereafter. The discount inherent in the yield for the first three years was recorded as an adjustment to the carrying amount of the redeemable preferred units. This discount was amortized as a dividend over the initial three years. Of the total yield on the redeemable preferred units, 48% is mandatorily payable quarterly in cash to the redeemable preferred unit holders. The unpaid portion of the yield accumulates annually and is added to the liquidation value of the redeemable preferred units. The preferred units are redeemable without premium or penalty, wholly or in part, at Holdings’ option at any time, for the liquidation value, including any unpaid yield. The preferred units were mandatorily redeemable on the closing of our initial public offering to the extent of 25% of the net proceeds from our initial public offering. On

February 9, 2005, we utilized $28.3 million of cash proceeds from our initial public offering to redeem 100% of the redeemable preferred units based on the liquidation value of the redeemable preferred units on such date.
      Seller Notes. As of December 31, 2004, we had $4.7 million of seller notes outstanding, with interest rates ranging between 5.0% and 11.0% and maturities between 2005 and 2009. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
      At December 31, 2004 and 2003, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
      Our future contractual obligations as of December 31, 2004 by fiscal year are as follows:

	Twelve Months Ending December 31,

	2005	2006	2007	2008	2009	Thereafter

	(Dollars in thousands)
Debt obligations, including mandatorily redeemable preferred equity	$31,688	$1,852	$797	$48,044	$251,569	$9
Capital lease obligations	6,402	4,152	2,462	1,098	423	151
Operating lease obligations	29,422	20,420	13,931	9,083	6,214	13,954

Total	$67,512	$26,424	$17,190	$58,225	$258,206	$14,114

      As discussed in Item 5 — “Use of Proceeds from Sales of Registered Securities”, we have used a portion of the net proceeds from our initial public offering in February 2005 to (i) repurchase for $28.3 million all of the preferred equity of Holdings which became payable upon our initial public offering, (ii) repay $50.7 million of our $255 million senior second priority secured term loan facility, and (iii) repay $9.0 million of our $100 million senior first priority secured term loan facility. The table below shows our future contractual obligations as of December 31, 2004 after adjusting for the effects of such debt paydowns in February 2005 from our initial public offering proceeds.

	Twelve Months Ending December 31,

	2005	2006	2007	2008	2009	Thereafter

Debt obligations	$3,874	$1,852	$797	$48,044	$191,838	$9
Capital lease obligations	6,402	4,152	2,462	1,098	423	151
Operating lease obligations	29,422	20,420	13,931	9,083	6,214	13,954

Proforma total	$39,698	$26,424	$17,190	$58,225	$198,475	$14,114

      Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
      Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of pre-determined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2004, we estimate that we will be required to make additional cash payments of up to $1,266 between 2005 to 2007. These additional cash payments are accounted for as goodwill when earned.
      We are involved in a dispute with a state tax authority related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. The unresolved issues relate to the application of sales taxes on certain discounts we granted to our customers. Based on the position taken by the state tax authority on these unresolved issues, they have claimed that an additional $1.2 million of sales taxes are due from us for the period in question, plus approximately $372,000 of interest. We strongly disagree with the state tax authority’s position and have filed a petition for redetermination requesting an appeals conference to resolve these issues. At an appeals conference held on December 14, 2004, the appeals board ruled that we are liable in connection with one component of the dispute involving approximately $40,000, which we previously paid. We have requested another appeals conference to resolve the remaining issues, but such conference has not yet been scheduled. Based on the unfavorable outcome from a preliminary appeals hearing held on March 16, 2005, we believe it is probable that we will not prevail on appeal. As a result, we recorded a $1.4 million provision for a sales tax dispute settlement during the fourth quarter of 2004. The accrued expenses in our consolidated balance sheet as of December 31, 2004 include approximately $1.5 million of total reserves related to this matter.
Recent Accounting Pronouncements
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS 150 on July 1, 2003, which resulted in classifying mandatorily redeemable preferred stock as a liability in the balance sheet and related accretion being charged to interest expense in the statement of operations. See Note 1 to our consolidated financial statements for more detail.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for our Company on January 1, 2006. We do not believe that the adoption of SFAS No. 151 will have a material impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that we currently use and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. We are currently assessing the provisions of SFAS No. 123R and its impact on our consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. We do not believe that the adoption of SFAS No. 153 will have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In September 2003, we entered into an interest rate hedge agreement with a notional amount of $111.2 million to reduce our exposure to fluctuations in interest rates. Under the hedge agreement, we pay a fixed rate of 2.29% and we receive a variable rate equal to the 1-month LIBOR rate. The difference between the fixed and variable rates is settled monthly and is recognized as an increase or decrease in interest expense. The notional amount of the hedge agreement is reduced quarterly by an amount equal to 50% of our scheduled quarterly principal payments on our senior credit facilities. At December 31, 2004, the fair value of this hedge agreement was $386,000. Upon the expiration of the hedge agreement in September 2005, the notional amount will have been reduced to $96.0 million.
      In January 2004, we entered into two interest rate collar agreements, referred to as the front-end and the back-end interest rate collar agreements. The front-end interest rate collar agreement has an initial notional amount of $22.6 million which is increased quarterly to reflect reductions in the notional amount of our interest rate swap agreement, such that the notional amount of the swap agreement, together with the notional amount of the front-end interest rate collar agreement, remains not less than 40% of the aggregate principal amount outstanding on our senior credit facilities. The front-end interest rate collar agreement expires in September 2005. The back-end interest rate collar agreement becomes effective upon expiration of the swap agreement and front-end interest rate collar agreement in September 2005 and has a fixed notional amount of $111.0 million. The back-end interest rate collar agreement expires in December 2006. At December 31, 2004, the fair value of these interest rate collar agreements was $(180,000).
      At December 31, 2004, we had $348.6 million of total debt obligations of which $303.0 million was bearing interest at variable rates approximating 7.8% on a weighted average basis. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $3.2 million during the year ended December 31, 2004.
      We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2004, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 8.	Consolidated Financial Statements and Supplementary Data
      Our Financial Statements and the accompanying Notes that are filed as part of this report are listed under “Item 15. Exhibits, Financial Statement Schedules” and are set forth beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants On Accounting And Financial Disclosure
      On October 24, 2003, Holdings’ board of advisors determined to no longer use the audit services of Ernst & Young LLP and approved the appointment of PricewaterhouseCoopers LLP to serve as our independent registered public accounting firm for the fiscal year ending December 31, 2003. During the years ended December 31, 2002 and 2001 and the subsequent interim period through October 24, 2003, we did not consult with PricewaterhouseCoopers LLP with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.
      The report of Ernst & Young LLP on our consolidated financial statements for the year ended December 31, 2002 did not contain an adverse opinion or disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope, or accounting principles. During our fiscal year 2002 and the subsequent interim period through October 24, 2003, there were no disagreements between Ernst & Young LLP and us on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP would have caused it to make reference thereto in its report on the financial statements for such period. There has been no matter that was the subject of a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).
      We have provided Ernst & Young LLP with a copy of the foregoing disclosures and requested that Ernst & Young LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Ernst & Young LLP agrees with the above statements. A copy of such letter, dated October 15, 2004, is filed as an exhibit to our Registration Statement on Form S-1.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, these disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
      There were no significant changes during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
Board of Directors
      Our board of directors currently consists of seven directors. Our board of directors is not classified and thus all of our directors are elected annually. There are no family relationships among any of the directors or executive officers of our Company. The following table sets forth, with respect to each director, his name, the year in which he first became a director of ARC, and his age.

	Year First
Name	Elected		Age

Sathiyamurthy Chandramohan	1998	(1)	46
Kumarakulasingam Suriyakumar	1998	(1)	52
Andrew W. Code	2002	(2)	46
Thomas J. Formolo	2000	(3)	40
Edward D. Horowitz	2005		57
Mark W. Mealy	2005		47
Manuel Perez de la Mesa	2002	(4)	48

(1)	Served as an advisor of Holdings since 1998 and as a director of ARC since October 2004.

(2)	Served as an advisor of Holdings since 2002 and as a director of ARC since October 2004.

(3)	Served as an advisor of Holdings since 2000 and as a director of ARC since October 2004.

(4)	Functioned as a director of Holdings since 2002 and served as a director of ARC since October 2004.

      The following is a brief description of the principal occupation and business experience of each of our directors during the past five years and their other affiliations.
      Sathiyamurthy (“Mohan”) Chandramohan has served as an advisor and the Chairman of the Board of Advisors of Holdings since March 1998 and has served as a director and the Chairman of the Board of Directors of American Reprographics Company since October 2004. Mr. Chandramohan joined Micro Device, Inc. (our predecessor company) in February 1988 as President and became the Chief Executive Officer in March 1991. Prior to joining our company, Mr. Chandramohan was employed with U-Save Auto Parts Stores from December 1981 to February 1988, and became the company’s Chief Financial Officer in May 1985 and Chief Operating Officer in March 1987. Mr. Chandramohan served as the President of the International Reprographics Association (IRgA) from August 1, 2001 to July 31, 2002 and continues to be an active member of the IRgA.
      Kumarakulasingam (“Suri”) Suriyakumar has served as an advisor of Holdings since March 1998 and has served as a director of American Reprographics Company since October 2004. Mr. Suriyakumar joined Micro Device, Inc. in 1989. He became the Vice President of Micro Device, Inc. in 1990 and became the company’s President and Chief Operating Officer in 1991. Prior to joining our company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka. Mr. Suriyakumar is an active member of the IRgA.
      Andrew W. Code has served as an advisor of Holdings since May 2002 and has served as a director of American Reprographics Company since October 2004. Mr. Code is a partner of Code Hennessy & Simmons LLC, or CHS, and founded its predecessors in 1988. Mr. Code is also a director of SCP Pool Corporation.
      Thomas J. Formolo has served as an advisor of Holdings since April 2000 and has served as a director of American Reprographics Company since October 2004. Mr. Formolo has been a partner of CHS since 1997 and employed by its affiliates since 1990.
      Edward D. Horowitz was appointed as a director of American Reprographics Company in January 2005. Mr. Horowitz has been a consultant to the Office of the Chairman of Rainbow Media Enterprises, a national Hi-Definition programming service and direct broadcast satellite provider, since 2003 and also has been Founder and Chairman, since 2001, of EdsLink LLC, a New York City based venture capital firm providing financial advisory and technology consulting services. From 1997 through 2001 Mr. Horowitz served at Citigroup, a provider of banking, insurance and investment services, as an Executive Vice President and as Founder and Chairman of the e-Citi business unit of Citigroup. Mr. Horowitz also serves as a director of iVillage, a provider of online and offline media-based properties, MusicNet, an online music delivery company, and Acterna, a provider of integrated solutions for communications service providers.
      Mark W. Mealy was appointed as a director of American Reprographics Company in March 2005. Mr. Mealy served as the Managing Director and Group Head of Mergers and Acquisitions of Wachovia Securities, Inc., an investment banking firm, from March 2000 until October 2004. Mr. Mealy served as the Managing Director, Mergers and Acquisitions of First Union Securities, Inc., an investment banking firm, from April 1998 to March 2000. Mr. Mealy also serves as a director of Morton Industrial Group, Inc. a metal fabrication supplier to off-highway construction and agricultural equipment markets.
      Manuel Perez de la Mesa functioned as a director for Holdings from July 2002 until his appointment as a director of American Reprographics Company in October 2004. Mr. Perez de la Mesa has been Chief Executive Officer of SCP Pool Corporation, a wholesale distributor of swimming pool supplies and related equipment, since May 2001 and has also been the President of SCP Pool Corporation since February 1999. Mr. Perez de la Mesa served as Chief Operating Officer of SCP Pool Corporation from February 1999 to May 2001.
Procedures for Stockholder Recommendations of Nominees to our Board
      Our Amended and Restated Bylaws set forth the requirements that must be satisfied in order for a stockholder to recommend a nominee for election to our board of directors at our annual meeting. For nominations to be properly brought before an annual meeting by a stockholder, (i) the stockholder must give timely notice of the nomination in writing to our Secretary, (ii) if the stockholder provides the Company with a Solicitation Notice (as defined below), the stockholder must deliver a proxy statement and form of proxy to holders of a percentage of our voting securities reasonably believed by the stockholder to be sufficient to elect the nominee, and must have included in such materials the Solicitation Notice, and (iii) if no Solicitation Notice is timely provided, then the stockholder must not have solicited a number of proxies sufficient to have required the delivery of such a Solicitation Notice.
      To be timely, a stockholder’s notice must be delivered to our Secretary at our principal executive office not later than the close of business on the ninetieth day nor earlier than the close of business on the one hundred twentieth day prior to the first anniversary of the preceding year’s annual meeting. If the date of the annual meeting is advanced more than 30 days prior to or delayed by more than 30 days after the anniversary of the preceding year’s annual meeting, notice by the stockholder must be delivered not earlier than the close of business on the one hundred twentieth day prior to the annual meeting and not later than the close of business on the later of the ninetieth day prior to the annual meeting or the tenth day following the day on which public announcement of the date of such meeting is first made. Public announcement of an adjournment of our annual meeting will not commence a new time period for the giving of a stockholder’s notice.
      The stockholder’s notice must set forth: (A) all information relating to the nominee that is required to be disclosed in solicitations of proxies for election of directors pursuant to Regulation 14A under the Exchange Act and Rule 14a-4(d) thereunder (including such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected); and (B) as to the stockholder giving the notice (i) the name and address of the stockholder, as they appear on our books and records, (ii) the class and number of shares of our stock that are owned beneficially and of record by the stockholder, and (iii) whether the stockholder intends to deliver a proxy statement and form of proxy to holders of a sufficient number of holders of our voting shares to elect such nominee or nominees (such an affirmative statement being referred to as a “Solicitation Notice”).
Consideration of Director Nominees; Director Qualifications
      The board has adopted the American Reprographics Company Corporate Governance Guidelines. Those Guidelines set forth, among other things, director qualification standards and the factors to be considered in making nominations to the board. While the selection of qualified directors is a complex, subjective process that requires consideration of many intangible factors, the Corporate Governance Guidelines provide that the Nominating and Corporate Governance Committee and the board should take into account the following criteria, among others, in considering directors and candidates for the board:

•	Judgment, experience, skills and personal character of the candidate; and

•	the needs of the board.
Executive Officers
      Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. The following table sets forth, with respect to each officer, his name, age and the position(s) held.

Name	Age	Position

Sathiyamurthy Chandramohan	46	Chief Executive Officer; Chairman of the Board of Directors
Kumarakulasingam Suriyakumar	52	President; Chief Operating Officer; Director
Mark W. Legg	50	Chief Financial Officer; Secretary
Rahul K. Roy	45	Chief Technology Officer

      The following is a brief description of the business experience of each of our officers during the past five years and their other affiliations. Biographical information for Mr. Chandramohan and Mr. Suriyakumar is provided above under “Board of Directors.”
      Mark W. Legg joined Holdings as its Chief Financial Officer in April 1998. From 1987 to 1998, Mr. Legg was employed at Vivitar Corporation, a distributor of photographic, optical, electronic and digital imaging products, as a Vice President and the Chief Financial Officer, and later as its Chief Operating Officer. Before Vivitar, he was director of corporate accounting at Sunrise Medical from 1984 to 1986. From 1979 to 1984, Mr. Legg was employed as an accountant with Price Waterhouse & Co.
      Rahul K. Roy joined Holdings as its Chief Technology Officer in September 2000. Prior to joining our company, Mr. Roy was the Founder, President and Chief Executive Officer of MirrorPlus Technologies, Inc., which developed software for the reprographics industry, from August 1993 until it was acquired by us in 1999. Mr. Roy served as the Chief Operating Officer of InPrint, a provider of printing, software, duplication, packaging, assembly and distribution services to technology companies, from 1993 until it was acquired by us in 1999.
Director Independence
      As required by the rules of the NYSE, our board evaluates the independence of its members at least annually, and at other appropriate times (e.g., in connection with a change in employment status) when a change in circumstances could potentially impact the independence of one or more directors.
      Under NYSE rules, a director is independent if the board affirmatively determines that he or she currently has no direct or indirect material relationship with the Company or any of its consolidated subsidiaries. In addition, a director must meet each of the following standards to be considered independent under NYSE rules:

•	The director is not and has not been an employee of the Company, and no member of the director’s immediate family is or has served as an executive officer of the Company or any of its consolidated subsidiaries, during the last three years.

•	Neither the director nor any member of the director’s immediate family has received more than $100,000 in direct compensation from the Company or any of its consolidated subsidiaries (excluding director and committee fees, pensions or deferred compensation for prior service) during any twelve-month period within the last three years.

•	The director: (i) is not, and does not have an immediate family member that is a current partner of a firm that is the Company’s, or any of its consolidated subsidiaries’, internal or external auditor; (ii) is not a current employee of such external audit firm; (iii) does not have an immediate family member who is a current employee of such external audit firm who participates in such firm’s audit, assurance or tax compliance (but not tax planning) practice; and (iv) was not, and does not have an immediate family member that was, within the last three years (but is no longer) a partner or employee of such external audit firm who personally worked on the Company’s, or any of its consolidated subsidiaries’, audit within that time.

•	Neither the director nor any member of the director’s immediate family is or has been employed within the last three years as an executive officer of any company whose compensation committee, or the compensation committee of any of its consolidated subsidiaries, includes or included an executive officer of the Company.

•	The director is not a current employee of, and does not have an immediate family member who is a current executive officer of, another company that has made payments to, or has received payments from, the Company or any of its consolidated subsidiaries, for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the consolidated gross revenues of such other company.

      In determining whether a material relationship exists between the Company and each director, the board broadly considers all relevant facts and circumstances, including:

•	the nature of any relationships with the Company,

•	the significance of the relationship to the Company, the other organization and the individual director,

•	whether or not the relationship is solely a business relationship in the ordinary course of the Company’s and the other organization’s businesses and does not afford the director any special benefits, and

•	any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and such other criteria as the board may determine from time to time.

•	If a proposed director serves as an executive officer, director or trustee of a tax exempt organization, whether contributions from the Company, or any of its consolidated subsidiaries, to such tax exempt organization in any of the last three fiscal years are less than the greater of (i) $1 million or (ii) 2% of the consolidated gross revenues of such tax exempt organization for its last completed fiscal year.
      After considering the policies set forth in the Company’s Corporate Governance Guidelines and the standards for independence adopted by the NYSE described above, the board has determined that, in its judgment, Messrs. Horowitz, Mealy and Perez de la Mesa are independent. In making these determinations, the board has considered all relevant facts and circumstances.
Executive Sessions of Board of Directors
      The board’s practice is to hold regularly scheduled executive sessions without management. The Nominating and Corporate Governance Committee selects from among our independent directors a lead director to chair the executive sessions of the non-management directors.
Board Committees
      Currently, the committees of the board include an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Committee memberships are as follows:

Nominating and Corporate
Audit Committee	Compensation Committee	Governance Committee

Mark W. Mealy	Manuel Perez de la Mesa	Edward D. Horowitz
Edward D. Horowitz	Thomas J. Formolo	Andrew W. Code
Manuel Perez de la Mesa	Edward D. Horowitz	Mark W. Mealy
Audit Committee
      The Audit Committee is governed by the Audit Committee Charter. The functions of our Audit Committee are described in the Audit Committee Charter and include, among other things the following: (i) reviewing the adequacy of our system of internal accounting controls; (ii) reviewing the results of the independent registered public accounting firm’s annual audit, including any significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; (iii) reviewing our audited financial statements and discussing the statements with management; (iv) reviewing disclosures by our independent registered public accounting firm concerning relationships with our Company and the performance of our independent registered public accounting firm and annually recommending the independent registered public accounting firm; and (v) preparing such reports or statements as may be required by securities laws. The Audit Committee Charter provides that the Audit Committee shall meet as often as it determines but no less frequently than quarterly.
      Our board of directors has determined that all members of our Audit Committee meet the applicable tests for independence and the requirements for financial literacy that are applicable to audit committee members under the rules and regulations of the SEC and NYSE. Our board of directors has determined that Manuel Perez de la Mesa is an “audit committee financial expert” as defined by the applicable rules of the

SEC and NYSE. Our board of directors has determined that Mark W. Mealy also is an “audit committee financial expert” as defined by the applicable rules of the SEC and NYSE, as a result of his experience as a member, since 2000, and chair, since 2003, of the audit committee for Morton Industrial Group, Inc. The board of directors has determined that Mr. Mealy has substantial familiarity and experience with the use and analysis of financial statements of public companies. For the last 15 years, Mr. Mealy has served in various positions in which he analyzed financial statements in connection with the refinance, recapitalization and restructure of debt and equity securities and the evaluation of mergers and acquisitions.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act, requires directors and certain officers of ARC and persons who own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of ARC’s common stock. Such directors, officers and greater-than-ten-percent stockholders are required to furnish us with copies of the Section 16(a) reports they file. The SEC has established specific due dates for these reports, and ARC is required to disclose in this report any late filings or failures to file.
      The Company closed its initial public offering of its common stock on February 9, 2005. Because we did not have a class of equity securities registered with the SEC under Section 12 of the Exchange Act at any time in 2004, none of our directors, officers or beneficial owners of our equity securities were required to file reports with respect to us pursuant to Section 16(a) of the Exchange Act for our fiscal year ended December 31, 2004.
Code of Ethics
      We have adopted a Code of Conduct applicable to all employees, officers and directors, including our chief executive officer, our chief financial officer and our controller, which meets the definition of a “code of ethics” set forth in Item 406 of Regulation S-K of the Exchange Act. A copy of our Code of Conduct is attached to this Annual Report as Exhibit 14.1.
Compensation Committee
      The Compensation Committee is governed by the Compensation Committee Charter, which complies with the rules of the NYSE. The functions of the Compensation Committee are described in the Compensation Committee Charter and include, among other things, evaluating and approving director and officer compensation, benefit and perquisite plans, policies and programs and producing a compensation committee report on executive officer compensation.
      The Board has affirmatively determined that, in its judgment, Manuel Perez de la Mesa and Edward D. Horowitz meet the definition of an independent director as established by the NYSE. Currently, a majority of the Compensation Committee is comprised of independent members pursuant to the requirements of the NYSE and the SEC. Also pursuant to the requirements of the NYSE and the SEC, our entire Compensation Committee will consist of independent members by no later than February 3, 2006, which is the one year anniversary of the effectiveness of our registration statement.

Nominating and Corporate Governance Committee
      The Nominating and Corporate Governance Committee is governed by the Nominating and Corporate Governance Committee Charter, which complies with the rules of the NYSE. The functions of the Nominating and Corporate Governance Committee are described in the Nominating and Corporate Governance Committee Charter and include, among other things, identifying individuals qualified to become members of the board, selecting or recommending to the board the nominees to stand for election as directors, developing and recommending to the board a set of corporate governance principles and overseeing the evaluation of the board and management.

      The Board has affirmatively determined that, in its judgment, Edward D. Horowitz and Mark W.  Mealy meet the definition of an independent director as established by the NYSE. Currently, a majority of the Nominating and Corporate Governance Committee is comprised of independent members pursuant to the requirements of the NYSE and the SEC. Also pursuant to the requirements of the NYSE and the SEC, our entire Nominating and Corporate Governance Committee will consist of independent members by no later than February 3, 2006, which is the one year anniversary of the effectiveness of our registration statement.
Certain Executive Officer Certifications
      Our common stock is listed on the NYSE. As required by Section 303A.12 of the NYSE Listed Company Manual, we have filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.
      The Chief Executive Officer of a company listed on the NYSE is also required to make an annual certification to the NYSE in accordance with Section 303A.12 of the NYSE Listed Company Manual stating that such Chief Executive Officer is not aware of any violations by the Company of the NYSE corporate governance listing standards. Since we were not a listed company in 2004, our Chief Executive Officer was not required to make this certification.

Item 11.	Executive Compensation
      The compensation paid to our Chief Executive Officer and the only other executive officers who received compensation in excess of $100,000 for services in all capacities to our company and our subsidiaries during 2003 and 2004 (the “Named Executive Officers”) is set forth below. We did not grant any membership unit appreciation rights, stock appreciation rights, restricted unit, restricted stock, long-term incentive plan, or LTIP, awards to our executive officers during 2003 or 2004.
Summary Compensation Table

						Long Term Compensation
						Awards
		Annual Compensation
						Securities
				Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation(1)		Options	Compensation

S. Chandramohan	2004	$600,000	$—	$58,718	(2)	$—	$288	(3)
Chairman of the Board of Directors and Chief Executive Officer	2003	600,000	—	52,150	(4)	—	288	(3)
K. Suriyakumar	2004	600,000	—	66,332	(5)	—	288	(3)
President, Chief Operating Officer and Director	2003	600,000	—	66,527	(5)	—	288	(3)
Mark W. Legg	2004	196,667	490,000	—		15,000	1,280	(6)
Chief Financial Officer and Secretary	2003	200,000	387,000	—		—	1,288	(7)
Rahul K. Roy	2004	360,000	—	—		100,000	3,018	(8)
Chief Technology Officer	2003	360,000	—	—		—	2,688	(9)

(1)	Certain perquisites and other personal benefits provided by us to the Named Executive Officers are not included in the above table as permitted by the SEC regulations because the aggregate amount of such perquisites and other personal benefits for each Named Executive Officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer’s salary and bonus in each respective year.

(2)	Includes $54,218 for automobile lease payments.

(3)	Consists of premiums for life insurance.

(4)	Includes $47,770 for automobile lease payments.

(5)	Consists of automobile lease payments.

(6)	Consists of $213 of premiums for life insurance and $1,067 paid by us as the employer match under our 401(k) plan.

(7)	Consists of $288 of premiums for life insurance and $1,000 paid by us as the employer match under our 401(k) plan.

(8)	Consists of $360 of premiums for life insurance and $2,658 paid by us as the employer match under our 401(k) plan.

(9)	Consists of $288 of premiums for life insurance and $2,400 paid by us as the employer match under our 401(k) plan.
Option Grants During the Year Ended December 31, 2004
      The following table sets forth certain information regarding the stock options granted to each Named Executive Officer during the fiscal year ended December 31, 2004. None of such persons received awards of stock appreciation rights, restricted stock or LTIP awards during 2004.
Options/ SAR Grants In Last Fiscal Year

	Individual Grants					Potential Realizable
Value at Assumed Annual
	Number of	% of Total			Potential	Rates of Stock Price
	Securities	Options			Realizable Value	Appreciation for
	Underlying	Granted to	Exercise		at Initial	Option Term(3)
	Options	Employees in	Price per	Expiration	Offering Price of
Name	Granted	Fiscal Year	Share	Date	$13.00/Share	5%	10%

S. Chandramohan	—	—	—	—	—	—	—
K. Suriyakumar	—	—	—	—	—	—	—
Mark W. Legg(1)	15,000	4.9%	$5.6168	02/28/14	$110,748	$233,382	$421,528
Rahul K. Roy(2)	100,000	32.8	5.8520	05/30/14	$714,800	1,532,363	2,786,665

(1)	Options vest as to 100% of the covered shares on February 28, 2005.

(2)	Options vest as to 20% of the covered shares on each of the first, second, third, fourth and fifth anniversaries of April 30, 2004.

(3)	Realizable values are reported net of the option exercise price. The dollar amounts under these columns are the result of calculations at the 5% and 10% rates (determined from the initial public offering price of $13.00 per share) set by the SEC and, therefore, are not intended to forecast possible future appreciation, if any, of our stock price. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock as well as the optionholder’s continued employment through the vesting period. The potential realizable value calculation assumes that the optionholder waits until the end of the option term to exercise the option.
Aggregated Option Exercises During the Year Ended December 31, 2004 and Value of Options Held at December 31, 2004
      The following table provides summary information concerning the shares of common stock acquired in 2004, the value realized upon exercise of stock options in 2004, and the year end number and value of unexercised options with respect to each of the Named Executive Officers as of December 31, 2004. The value was calculated by determining the difference between the fair market value of underlying securities and the exercise price. The fair market value of our common stock at December 31, 2004 was assumed to be the initial public offering price of $13.00 per share.
Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-The-Money
			Options at FY-End	Options at FY-End
Shares Acquired on
Name	Exercise	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

S. Chandramohan	—	—	—	—
K. Suriyakumar	—	—	—	—
Mark W. Legg	—	—	15,000/0	$110,748/$0
Rahul K. Roy	—	—	640,000/160,000	5,072,252/1,179,978
      In December 2004, our board of directors agreed to issue Mr. Roy shares of restricted common stock in the amount of $1,000,000 upon his development of certain software applications. In the event that such shares of restricted common stock are granted, the shares will vest five years after the date of grant, subject to Mr. Roy’s continued employment. Effective December 2004, our board of directors also agreed to accelerate the vesting of Mr. Roy’s options to purchase 100,000 shares of our common stock in connection with his recent development of software applications relating to our PlanWell and Abacus products.
Compensation of Directors
      Except for reimbursement for reasonable travel expenses relating to attendance at board meetings, employee directors are not compensated for their services as directors. Directors who are not our employees receive cash compensation for their services as directors at a rate of $90,000 per year ($50,000 of which will be payable through annual grants of nonstatutory stock options under our 2005 Stock Plan). In addition, directors who are not our employees will receive $5,000 per year for duties as any committee chair. Directors who are our employees are eligible to participate in our 2005 Stock Option Plan and our 2005 Employee Stock Purchase Plan.
Employment Agreements
      We had an agreement with each of Mr. Chandramohan and Mr. Suriyakumar that expired in December 2002. These agreements provided that, at the closing of an acquisition, each would be paid in cash a fee equal to one percent (1%) of the aggregate consideration paid by us in connection with the acquisition (including, without limitation, all interest bearing obligations assumed, the deferred purchase price of property or assets, all non-compete, consulting, employment or lease arrangements and similar forms of consideration). For purposes of these agreements with Messrs. Chandramohan and Suriyakumar, “acquisition” was defined as an acquisition by us of all or substantially all of the outstanding capital stock or of all or substantially all of the assets and business of any person, division or any similar business unit of any person. Since the expiration of these agreements, we have continued to pay Messrs. Chandramohan and Suriyakumar acquisition bonuses in accordance with the agreements. These payments have been discontinued effective as of the consummation of our initial public offering.
      We have entered into a 2004 Bonus Plan with Mr. Legg that provides for the payment to Mr. Legg of (1) a bonus of up to $300,000 based on the financial results for the twelve months ended December 31, 2004 of three divisions specified in the Bonus Plan (up to $100,000 bonus per division), (2) a bonus of $100,000 for the repayment of no less than $30,700,000 of bank debt by December 31, 2004 (subject to increase for repayments of bank debt above this amount), and (3) a bonus of $100,000 for the achievement of 100% of divisional cash flow divided by divisional earnings before depreciation and amortization for the year ended December 31, 2004 (subject to increases of $25,000 for each percentage point over 100%). Under the Bonus Plan, Mr. Legg is not eligible to receive any of the bonus payments described above if our EBIT margin is equal to or less than 10% for the year ended December 31, 2004. In that situation, our CEO will determine the appropriate bonus based upon his evaluation of Mr. Legg’s performance. In accordance with the 2004 Bonus

Plan, $210,000 of the bonus was paid in advance on July 31, 2004, and the balance was paid on February 15, 2005.
      We have entered into an Agreement to Grant Stock with Rahul K. Roy, our Chief Technology Officer, that became effective December 7, 2004. The Agreement to Grant Stock provides that we will issue Mr. Roy shares of restricted common stock having a market value at the time of the grant of $1,000,000 upon his development of certain software applications. The Agreement to Grant Stock with Mr. Roy provides that in the event the shares of restricted common stock are granted, the shares will vest five years after the date of grant, subject to Mr. Roy’s continued employment.
      We have entered into employment agreements with each of the Named Executive Officers that became effective February 3, 2005. Each employment agreement provides for a three-year term which automatically renews for additional one-year terms subject to the provisions thereof.
      The employment agreements with Messrs. Chandramohan and Suriyakumar provide for an annual base salary of $650,000. Each of Messrs. Chandramohan and Suriyakumar may also earn an annual bonus equal to $60,000 for each full percentage point by which our earnings per share for a fiscal year exceed by more than 10% our earnings per share for the previous year. The employment agreement with Mr. Legg provides for an annual base salary of $250,000. The employment agreement with Mr. Roy provides for an annual base salary of $400,000. Each of Messrs. Legg and Roy may also earn an annual bonus of up to $250,000 and $300,000, respectively, under performance criteria which is recommended annually by the CEO, endorsed by the Compensation Committee and ratified by the Board. Each of the employment agreements provide for standard employee benefits.
      We may terminate the employment of any executive with or without cause and an executive may terminate his employment with or without good reason, as those terms are defined in the agreements. If we terminate the employment of an executive other than for cause or disability, or the executive terminates his employment for good reason, his medical benefits will continue and he will receive as severance benefits his base salary paid in periodic installments over the remaining term of the agreement, and all stock options or other equity awards will immediately vest. The executive will receive no severance or medical benefits if we terminate his employment for cause or if he terminates his employment for other than good reason.
      The severance payments and benefits described above are only payable if the executive executes and delivers to us an agreement releasing us and our related parties for all claims and liabilities that the executive may have against us and our related parties.
      Each executive has agreed to confidentiality, non-solicitation and non-competition provisions in his respective employment agreement.
Compensation Committee Interlocks and Insider Participation
      Prior to our reorganization to a Delaware corporation, we were governed under the direction of a board of advisors, consisting of Messrs. Chandramohan, Suriyakumar, Code, Formolo and Marcus J. George, a managing director of CHS. During 2004, our entire board of advisors determined executive compensation. We did not have a compensation committee apart from the board of advisors. During 2004, Mr. Chandramohan served as our Chief Executive Officer and Mr. Suriyakumar served as our President and Chief Operating Officer.
      Messrs. Code and Formolo, both members of our board of directors, are affiliated with CHS Management IV LP. We were a party to a management agreement with CHS Management IV LP, pursuant to which CHS Management IV LP provided certain consulting services to us. The management agreement terminated upon the consummation of our initial public offering.
      Messrs. Chandramohan and Suriyakumar, both members of our board of directors, are affiliated with Sumo Holdings LA, LLC, Sumo Holdings San Jose, LLC, Sumo Holdings Irvine, LLC, Sumo Holdings Sacramento, LLC, Sumo Holdings Maryland, LLC, and Sumo Holdings Costa Mesa, LLC, each of which are parties to various real property leases with our subsidiaries relating to our facilities.

      For a further description of the transactions between the members of our board of directors, their affiliates and us, see “Item 13. Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      Our current equity compensation plan is the American Reprographics Company 2005 Stock Plan, or 2005 Stock Plan, which was adopted in October 2004 and approved by our Stockholders in February 2005. In connection with our reorganization immediately prior to our initial public offering, all outstanding options under our American Reprographics Holdings, L.L.C. Unit Option Plan II, or Unit Plan, were cancelled in exchange for an option under our 2005 Stock Plan exercisable for shares of our common stock equal to the number of units subject to the Holdings option and with the same exercise price and vesting terms as the Holdings option. The 2005 Stock Plan is the only plan ARC currently uses to make stock compensation awards.
      The following table sets forth information as of December 31, 2004 regarding all compensation plans previously approved by our security holders and all compensations plans not previously approved by our security holders.

	(a)	(b)	(c)

			Number of Securities
			Remaining Available for
			Future Issuance under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights(1)	Warrants and Rights	Column (a))

Equity compensation plans approved by stockholders	1,690,415	$5.22	22,500	(2)
Equity compensation plans not approved by stockholders	0	$—	0
Total	1,690,415	$5.22	22,500	(2)

(1)	Represents 1,690,415 outstanding options granted under the Unit Plan to acquire common units in Holdings. Upon completion of our initial public offering, members of Holdings exchanged their outstanding options granted under the Unit Plan for options under our 2005 Stock Plan. At that time, the Unit Plan was terminated.

(2)	Upon completion of our initial public offering in February 2005, the Unit Plan was terminated and therefore no securities currently remain available for future issuance under the Unit Plan. Prior to our initial public offering, our stockholders approved the 2005 Stock Plan, which provides for the issuance of options to acquire 5,000,000 shares of our common stock. Although 22,500 options remained available for future issuance under the Unit Plan as of December 31, 2004, the 2005 Stock Plan is the only plan ARC currently uses to make stock compensation awards.
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth information, as of March 2, 2005, regarding the beneficial ownership of our common stock by:

•	each person who is known to us to own beneficially more than 5% of our common stock;

•	each of our directors and each of our Named Executive Officers; and

•	all directors and Named Executive Officers as a group.

      The table includes all shares of common stock issuable within 60 days of March 2, 2005 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. The applicable percentage of ownership for each stockholder is based on 43,931,154 shares of common stock outstanding as of March 2, 2005, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned were deemed outstanding for the purpose of computing the percentage ownership of the person holding these options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except under applicable community property laws or as otherwise indicated in the footnotes to this table, beneficial ownership is direct and the persons named in the table below have sole voting and sole investment control regarding all shares beneficially owned.

	Shares Beneficially
	Owned

Name and Address of Beneficial Owner	Number	Percent

Principal Stockholders:
ARC Acquisition Co., L.L.C.(1)	11,042,194	25.1%
10 S. Wacker Drive, Suite 3175 Chicago, IL 60606
Micro Device, Inc.	6,630,442	15.1%
Billy E. Thomas(2)(3)	4,741,610	10.8%
600 North Central Expressway Richardson, TX 75080
OCB Reprographics, Inc.	4,332,882	9.9%
17721 Mitchell North Irvine, CA 92714
Directors and Named Executive Officers:
Sathiyamurthy Chandramohan(2)(3)(4)(5)(6)	13,877,269	31.6%
Kumarakulasingam Suriyakumar(2)(3)(4)(5)(6)(7)	13,845,929	31.5%
1981 N. Broadway, Suite 202 Walnut Creek, CA 94596
Andrew W. Code(8)	11,086,577	25.2%
Thomas J. Formolo(8)	11,068,327	25.2%
Edward D. Horowitz	8,000	**
Mark W. Legg(9)	340,682	**
Mark W. Mealy(10)	70,000	**
Manuel Perez de la Mesa(11)	45,500	**
Rahul K. Roy(12)	654,819	1.5%
All directors and Named Executive Officers as a group (nine persons)	26,205,460	58.7%

*	Except as otherwise noted, the address of each person listed in the table is c/o American Reprographics Company, 700 North Central Avenue, Suite 550, Glendale, California 91203.

**	Less than one percent of the outstanding shares of common stock.

(1)	The sole member of ARC Acquisition Co., L.L.C. is Code Hennessey & Simmons IV LP. The general partner of Code Hennessy & Simmons IV LP is CHS Management IV LP. The general partner of CHS Management IV LP is Code Hennessy & Simmons LLC. Code Hennessy & Simmons LLC, CHS Management IV LP and Code Hennessy & Simmons IV LP may be deemed to beneficially own these shares, but disclaim beneficial ownership of shares in which they do not have a pecuniary interest. The investment committee of Code Hennessy & Simmons LLC is composed of Andrew W. Code, Daniel J. Hennessy, Brian P. Simmons, Thomas J. Formolo, Jon S. Vesely and Peter M. Gotsch. Messrs. Code, Hennessy, Simmons, Formolo, Vesely and Gotsch may be deemed to beneficially own these shares due to the fact that they share investment and voting control over shares held by ARC Acquisition Co., L.L.C., but disclaim beneficial ownership of shares in which they do not have a pecuniary interest.

(2)	Includes 4,332,882 shares held by OCB Reprographics, Inc. As Messrs. Chandramohan, Suriyakumar and Thomas have ownership interests of 22.4%, 17.6% and 40%, respectively, in OCB Reprographics, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(3)	Includes 408,728 shares held by Color Expressions of California, Inc. As Messrs. Chandramohan, Suriyakumar and Thomas have ownership interests of 24.8%, 19.5% and 26.7%, respectively, in Color Expressions of California, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(4)	Includes 6,630,442 shares held by Micro-Device, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 56% and 44%, respectively, in Micro-Device, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(5)	Includes 1,553,982 shares held by Brownies Blueprint, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 42% and 33%, respectively, in Brownies Blueprint, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(6)	Includes 805,282 shares held by Dietrich-Post Company. As Messrs. Chandramohan and Suriyakumar have ownership interests of 47.6% and 37.4%, respectively, in Dietrich-Post Company and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(7)	Includes 114,613 shares held by the Suriyakumar Family Trust. Mr. Suriyakumar and his spouse, as trustees of the Suriyakumar Family Trust, share voting and investment power over these shares.

(8)	Includes 11,042,194 shares held by ARC Acquisition Co., L.L.C. and 18,133 shares held by CHS Associates IV. Andrew W. Code and Thomas J. Formolo are members of the investment committee of Code Hennessy & Simmons LLC, the general partner of CHS Management IV LP, which in turn is the general partner of Code Hennessy & Simmons IV LP, which is the sole member of ARC Acquisition Co., L.L.C. Code Hennessy & Simmons LLC is also the general partner of CHS Associates IV. Messrs. Code and Formolo may be deemed to beneficially own the shares owned by ARC Acquisition Co., L.L.C. and CHS Associates IV, but disclaim beneficial ownership of shares in which they do not have a pecuniary interest.

(9)	Includes 15,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 2, 2005. Shares held by the Legg Family Trust. Mr. Legg and his spouse, as trustees of the Legg Family Trust, share voting and investment power over these shares.

(10)	Includes 35,000 shares held by Eastover Group LLC. Mr. Mealy has a 100% ownership interest in Eastover Group LLC and has sole voting and investment power over these shares.

(11)	Includes 25,500 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 2, 2005. Includes 6,000 shares held by Mr. Perez’s children.

(12)	Includes 640,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 2, 2005.

Item 13.	Certain Relationships and Related Transactions
      Certain of our directors, executive officers, 5% beneficial owners and their affiliates have engaged in transactions with us in the ordinary course of business. We believe these transactions involved terms comparable to terms that would be obtained from an unaffiliated third party at the times the transactions were consummated. The following is a description of these transactions since the beginning of our last fiscal year.
Related Party Leases and Purchases
      We are party to certain leases with entities owned by Mr. Chandramohan and Mr. Suriyakumar for our facilities located in Los Angeles, California, San Jose, California, Irvine, California, Sacramento, California, Oakland, California, Gaithersburg, Maryland, and Costa Mesa, California. Under these leases, we paid these entities rent in the aggregate amount of approximately $1,494,980 in 2004. We are also obligated to reimburse these entities for certain real property taxes and assessments. These leases expire between January 2006 and December 2013.
      We sell certain products and services to Thomas Reprographics, Inc., and Albinson Inc., each of which is owned or controlled by Billy E. Thomas, who beneficially owns more than 5% of our common equity. These companies purchased products and services from us of approximately $64,000 during the twelve months ended December 31, 2004.
Management Agreement
      We were party to a management agreement with CHS Management IV LP, a Delaware limited partnership. Messrs. Code and Formolo, both members of our board of directors, have a direct beneficial ownership in CHS Management IV LP. Under the management agreement, we paid CHS Management IV LP a management fee of $835,000 in 2004. The annual management fee was subject to an annual increase based on our financial results but could not exceed $1,000,000 annually. The management fee was in consideration of CHS Management IV LP providing ongoing consulting and management advisory services to us. This management agreement was terminated upon the completion of our initial public offering.
Indemnification Agreements
      We have entered into indemnification agreements with each director which provide indemnification under certain circumstances for acts and omissions that may not be covered by any directors’ and officers’ liability insurance. The indemnification agreements may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain officers’ and directors’ insurance if available on reasonable terms.
Registration Rights Agreement
      We have entered into a registration rights agreement with Messrs. Chandramohan and Suriyakumar and certain other holders of our common stock and holders of warrants to purchase our common stock, including entities affiliated with certain of our directors. The holders of 21,066,014 shares of common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. These registration rights are described below.
      Demand Registrations. At any time following six months after the closing of our initial public offering, the holders of a majority of the registrable securities held by ARC Acquisition Co., L.L.C. and the holders of a majority of the registrable securities held by Messrs. Chandramohan and Suriyakumar (or entities in which they control a majority of the voting shares) shall each be entitled (as a group) to request up to two registrations on Form S-1 or similar long-form registration statements, respectively, and two short-form registrations on Form S-2, S-3 or any similar short-form registration statements, respectively. The holders of a majority of all other registrable securities under this agreement are entitled to request one short-form registration.
      Piggyback Rights. The holders of registrable securities other than those originally requesting registration pursuant to a demand registration can request to participate in, or “piggyback” on, any demand registration.
      Piggyback Registrations. If we propose to register any of our equity securities under the Securities Act (other than pursuant to a demand registration of registrable securities or a registration on Form S-4 or Form S-8) for us or for holders of securities other than the registrable securities, we will offer the holders of registrable securities the opportunity to register their registrable securities.
      Conditions and Limitations; Expenses. The registration rights are subject to conditions and limitations, including the right of the underwriters to limit the number of shares to be included in a registration and our right to delay or withdraw a registration statement under specified circumstances. We will pay the registration expenses of the holders of registrable securities in demand registrations and piggyback registrations in connection with the registration rights agreement.
Investor Unitholders Agreement
      Holdings previously entered into an Investor Unitholders Agreement with ARC Acquisition Co., L.L.C. and certain other parties that hold warrants to purchase Holdings common units. Under this agreement, subject to certain exceptions, (i) Holdings had a right of first refusal in connection with a transfer of units acquired by the warrant holders, (ii) the warrant holders had a right to participate in transfers of units by ARC Acquisition Co., L.L.C., (iii) ARC Acquisition Co., L.L.C. had limited preemptive rights in connection with an issuance of units by Holdings to the warrant holders and the warrant holders had limited preemptive rights in connection with an issuance of units by Holdings to ARC Acquisition Co., L.L.C., (iv) the warrant holders had the right to receive certain financial information from Holdings, and (v) the warrant holders had certain property inspection rights. The Investor Unitholders Agreement terminated upon the consummation of our initial public offering.

Item 14.	Principal Accounting Fees and Services
Audit Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for professional services rendered for the audit of our annual consolidated financial statements included in our Annual Report on Form 10-K for the years ended December 31, 2004 and 2003 amounted to approximately $678,000 (including approximately $463,000 of fees for the audit of our consolidated financial statements as of and for the nine months ended September 30, 2004 ) and $411,000, respectively.
Audit-Related Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for assurance and other services reasonably related to the performance of the audit or review of our financial statements (other than those described above under “Audit Fees”) for the years ended December 31, 2004 and 2003 amounted to $981,000 and $29,000, respectively. Such services during 2004 consisted of fees in connection with our initial public offering, as follows:

Retrospective reviews of our consolidated financial statements during the years ended December 31, 2004 and 2003	$172,000
Review of registration statement on Form S-1 and related matters	809,000

$981,000

Tax Fees
      The aggregate fees billed by PricewaterhouseCoopers LLP for professional services rendered for tax compliance, tax advice and tax planning for the years ended December 31, 2004 and 2003 amounted to approximately $63,000 and $0, respectively. Such services consisted of consultations on tax planning and compliance matters.
All Other Fees
      There were no other fees billed by PricewaterhouseCoopers LLP for services other than those described above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees” for the years ended December 31, 2004 and 2003.
Audit and Compliance Committee Pre-Approval Policies and Procedures
      The Audit Committee has adopted a Pre-approval Policy governing the engagement of the Company’s independent registered public accounting firm for all audit and non-audit services. The Audit Committee’s Pre-approval Policy provides that the Audit Committee must pre-approve all audit services and non-audit services to be performed for the Company by its independent registered public accounting firm prior to their engagement for such services. The Audit Committee Pre-approval Policy establishes pre-approved categories of certain non-audit services that may be performed by the Company’s independent registered public accounting firm during the fiscal year, subject to dollar limitations that may be set by the Audit Committee. Pre-approved services include certain audit related services, tax services and various non-audit related services. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee may delegate pre-approval authority to one or more of its members. The member(s) to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next meeting. Services provided by PricewaterhouseCoopers LLP during 2004 were approved by the Audit Committee in accordance with the pre-approval procedures described above.
      Under Company policy and/or applicable rules and regulations, the independent registered public accounting firm is prohibited from providing the following types of services to the Company: (1) bookkeeping or other services related to the Company’s accounting records or financial statements, (2) financial information systems design and implementation, (3) appraisal or valuation services, fairness opinions or contribution-in-kind reports, (4) actuarial services, (5) internal audit outsourcing services, (6) management functions, (7) human resources, (8) broker-dealer, investment advisor or investment banking services, and (9) legal services.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      The following documents are filed as part of this report:
      (1) Financial Statements

The following consolidated financial statements are filed as part of this report at pages F-1 through F-32:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2003 and 2004

Consolidated Statements of Operations for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Members’ Deficit and Comprehensive Income for the years ended December 31, 2002, 2003 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2003 and 2004

Notes to Consolidated Financial Statements

      (2) Financial Statement Schedules

The following consolidated financial statement schedule for each of the years in the three-year period ended December 31, 2004 is filed as part of this report at page F-33:

Schedule II — Valuation and Qualifying Accounts — Years Ended December 31, 2002, 2003 and 2004

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
      (3) Exhibits
      The following exhibits are filed as part of this report.
Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005.*

3.2	Amended and Restated Bylaws, adopted by Board February 2, 2005.*

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.1	Credit and Guaranty Agreement, dated as of December 18, 2003, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, as guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.2	Second Lien Credit and Guaranty Agreement, dated as of December 18, 2003, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, as guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.3	Intercreditor Agreement, dated as of December 18, 2003, between American Reprographics Company, L.L.C. and General Electric Capital Corporation and Goldman Sachs Credit Partners L.P., as collateral agents (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.4	2004 Bonus Plan, dated March 24, 2004, between American Reprographics Company and Mr. Legg (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.5	American Reprographics Holdings, L.L.C. Unit Option Plan II, adopted effective as of January 1, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.6	Amendment No. 1 dated as of July 1, 2003 to American Reprographics Holdings, L.L.C. Unit Option Plan II (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.7	American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.8	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.9	American Reprographics Company 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.10	Lease Agreement, dated November 19, 1997, between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.11	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.12	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.13	Lease Agreement, dated December 1, 1997, between American Reprographics Company, L.L.C. and Sumo Holdings Sacramento, LLC (Oakland Property) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.14	Lease Agreement between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.15	Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16	Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.17	Management Agreement, dated April 10, 2000, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18	Termination Agreement to Management Agreement, dated November 29, 2004, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1/ A(Reg. No. 333-119788), as amended on December 6, 2004).

10.19	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dietrich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.20	Investor Registration Rights Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.21	First Amendment to Investor Registration Rights Agreement, among American Reprographics Holdings, L.L.C., American Reprographics Company, ARC Acquisition Co., L.L.C., CHS Associates IV, Ms. Paige Walsh, Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.22	Warrant Agreement, dated April 10, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.23	First Amendment to Warrant Agreement, dated September 8, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24	Investor Unitholders Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.25	Termination Agreement of Investor Unitholders Agreement, dated November 29, 2004, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on December 6, 2004).

10.26	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on December 6, 2004).

10.27	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on December 6, 2004).

10.28	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.29	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.30	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.31	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.32	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1/A (Reg. No. 333-119788), as amended on January 13, 2005).

10.33	First Amendment to the First Lien Credit Agreement, dated as of October 11, 2004.*

10.34	Second Amendment to the First Lien Credit Agreement, dated as of February 4, 2005.*

10.35	First Amendment to the Second Lien Credit Agreement, dated as of February 4, 2005.*

Number	Description

10.36	Agreement to Grant Stock dated effective December 7 2004, between American Reprographics Company and Rahul K. Roy.*

10.37	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Sathiyamurthy Chandramohan.*

10.38	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Andrew W. Code.*

10.39	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo.*

10.40	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Mark W. Legg.*

10.41	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa.*

10.42	Indemnification Agreement made as of January 11, 2005 between American Reprographics Company and Edward D. Horowitz.*

10.43	Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy.*

10.44	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar.*

10.45	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy.*

14.1	Code of Conduct.*

16.1	Letter from Ernst & Young LLP regarding Change in Independent Registered Public Accounting Firm dated October 15, 2004 (incorporated by reference to Exhibit 16.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.*

24.1	Power of Attorney (included on page 62).*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ SATHIYAMURTHY CHANDRAMOHAN

Chairman of the Board of Directors and
Chief Executive Officer
Date: March 30, 2005
Power of Attorney
      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Sathiyamurthy Chandramohan, Kumarakulasingam Suriyakumar, and Mark W. Legg, and each of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, if any, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming his signatures as they may be signed by said attorney to any and all amendments to said Annual Report on Form 10-K.
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2005.

Signature	Title

/s/ SATHIYAMURTHY CHANDRAMOHAN Sathiyamurthy Chandramohan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	President, Chief Operating Officer, and Director

/s/ MARK W. LEGG Mark W. Legg	Chief Financial Officer and Secretary

/s/ ANDREW W. CODE Andrew W. Code	Director

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director

/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director

/s/ MARK W. MEALY Mark W. Mealy	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Advisors and Members
American Reprographics Holdings, L.L.C.:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Reprographics Holdings, L.L.C. and its subsidiaries (the “Company”) at December 31, 2003 and 2004, and the results of their operations and their cash flows for the years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2003 and 2004 listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its redeemable preferred members’ equity upon the adoption of Statement of Financial Accounting Standard No. 150 effective July 1, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 25, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Advisors and Members
American Reprographics Holdings, L.L.C.
      We have audited the accompanying consolidated statements of operations, members’ equity (deficit), and cash flows of American Reprographics Holdings, L.L.C. for the year ended December 31, 2002. Our audit also included the financial statement schedule listed in the index at Item 15(2) for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American Reprographics Holdings, L.L.C. for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets in 2002 upon the adoption of Statement of Financial Accounting Standard No. 142.

/s/ ERNST & YOUNG LLP
Woodland Hills, California
February 28, 2003

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2004

	(Dollars in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$17,315	$13,826
Accounts receivable, less allowance of $2,790 and $3,053 at December 31, 2003 and 2004, respectively	56,663	61,679
Inventories, net	5,937	6,012
Prepaid expenses and other current assets	5,661	9,219

Total current assets	85,576	90,736
Property and equipment, net	37,268	35,023
Goodwill	229,059	231,357
Other intangible assets, net	12,647	12,095
Deferred financing costs, net	8,288	6,619
Other assets	1,878	1,504

Total assets	$374,716	$377,334

LIABILITIES AND MEMBERS’ DEFICIT
Current liabilities:
Accounts payable	$18,742	$21,170
Accrued payroll and payroll-related expenses	9,906	11,683
Accrued expenses	14,996	25,220
Current portion of long-term debt and capital leases	25,123	10,276

Total current liabilities	68,767	68,349
Long-term debt and capital leases, net of debt discount	334,217	310,557
Mandatorily redeemable preferred membership units	25,791	27,814
Other long-term liabilities	5,956	5,623

Total liabilities	434,731	412,343

Commitments and contingencies (Note 6)
Members’ deficit:
Common members’ capital, including warrants to purchase common membership units — 35,487,511 and 35,510,011 common membership units issued and outstanding at December 31, 2003 and 2004, respectively	26,228	29,309
Deferred compensation	—	(2,527)
Accumulated deficit:
Accumulated distributions to members	(142,343)	(148,467)
Accumulated earnings	56,922	86,470
Accumulated other comprehensive loss	(822)	206

Total members’ deficit	(60,015)	(35,009)

Total liabilities and members’ deficit	$374,716	$377,334

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands, except per unit amounts)
Reprographics services	$324,402	$315,995	$333,305
Facilities management	52,290	59,311	72,360
Equipment and supplies sales	42,232	40,654	38,199

Total net sales	418,924	415,960	443,864
Cost of sales	247,778	252,028	263,787

Gross profit	171,146	163,932	180,077
Selling, general and administrative expenses	103,305	101,252	105,780
Provision for sales tax dispute settlement	—	—	1,389
Amortization of intangible assets	1,498	1,709	1,695

Income from operations	66,343	60,971	71,213
Other income	541	1,024	420
Interest expense, net	(39,917)	(39,390)	(33,565)
Loss on early extinguishment of debt	—	(14,921)	—

Income before income tax provision	26,967	7,684	38,068
Income tax provision	6,267	4,131	8,520

Net income	20,700	3,553	29,548
Dividends and amortization of discount on preferred members’ equity	(3,291)	(1,730)	—

Net income attributable to common members	$17,409	$1,823	$29,548

Net income attributable to common members per common unit:
Basic	$0.48	$0.05	$0.83

Diluted	$0.47	$0.05	$0.79

Weighted average common member units outstanding:
Basic	36,406,220	35,480,289	35,493,136
Diluted	36,723,031	37,298,349	37,464,123
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
CONSOLIDATED STATEMENTS OF MEMBERS’ DEFICIT AND COMPREHENSIVE INCOME

				Retained Earnings
				(Accumulated Deficit)		Accumulated
						Other
	Common	Common		Accumulated		Comprehensive
	Membership	Members’	Deferred	Distributions to	Accumulated	Income
	Units	Capital	Compensation	Members	Earnings	(Loss)	Total

	(Dollars in thousands)
Balance at December 31, 2001	35,467,511	$26,117	$—	$(135,794)	$32,669	$(1,947)	$(78,955)
Comprehensive income:
Net income	—	—	—	—	20,700	—	20,700
Reclassification to interest expense related to swap contract	—	—	—	—	—	1,113	1,113

Comprehensive income							21,813
Distributions to members	—	—	—	(3,897)	—	—	(3,897)
Accretion of noncash portion of yield on mandatorily redeemable preferred membership units	—	—	—	(1,543)	—	—	(1,543)
Amortization of discount on mandatorily redeemable preferred membership units	—	—	—	(325)	—	—	(325)
Redemption of common membership units	—	—	—	1,825	—	—	1,825

Balance at December 31, 2002	35,467,511	26,117	—	(139,734)	53,369	(834)	(61,082)
Comprehensive income:
Net income	—	—	—	—	3,553	—	3,553
Reclassification to interest expense related to swap contract	—	—	—	—	—	834	834
Interest rate swap fair value adjustment	—	—	—	—	—	(822)	(822)

Comprehensive income							3,565
Issuance of common membership units	20,000	111	—	—	—	—	111
Distributions to members	—	—	—	(1,670)	—	—	(1,670)
Accretion of noncash portion of yield on mandatorily redeemable preferred membership units	—	—	—	(858)	—	—	(858)
Amortization of discount on mandatorily redeemable preferred membership units	—	—	—	(81)	—	—	(81)

Balance at December 31, 2003	35,487,511	26,228	—	(142,343)	56,922	(822)	(60,015)
Deferred stock-based compensation charge for options issued to employees	—	3,074	(3,074)	—	—	—	—
Amortization of deferred stock-based compensation	—	—	547	—	—	—	547
Comprehensive income:
Net income	—	—	—	—	29,548	—	29,548
Fair value adjustment of derivatives	—	—	—	—	—	1,028	1,028

Comprehensive income							30,576
Issuance of common membership units	22,500	118	—	—	—	—	118
Write-off of notes receivable from members related to common membership units issued in 1998	—	(111)	—	—	—	—	(111)
Distributions to members	—	—	—	(6,124)	—	—	(6,124)

Balance at December 31, 2004	35,510,011	$29,309	$(2,527)	$(148,467)	$86,470	$206	$(35,009)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2002	2003	2004

	(Dollars in thousands)
Operating activities
Net income	$20,700	$3,553	$29,548
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	—	949	2,023
Allowance for doubtful accounts	816	1,698	1,281
Reserve for inventory obsolescence	135	248	89
Reserve for sales tax liability	—	—	1,389
Depreciation	17,680	18,228	17,035
Amortization of intangible assets	1,498	1,709	1,695
Amortization of deferred financing costs	1,350	1,559	1,964
Noncash interest expense	9,740	8,565	—
Deferred income taxes	454	1,622	867
Write-off of intangible assets	—	—	—
Write-off of unamortized debt discount	—	3,875	—
Write-off of deferred financing costs	—	5,129	590
Amortization of deferred stock-based compensation	—	—	547
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(1,395)	1,802	(5,780)
Inventory	718	1,034	386
Prepaid expenses and other assets	2,058	410	(3,133)
Accounts payable and accrued expenses	2,659	(2,144)	12,357

Net cash provided by operating activities	56,413	48,237	60,858

Investing activities
Capital expenditures	(5,209)	(4,992)	(5,898)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(40,355)	(3,116)	(4,654)
Other	(354)	(228)	(34)

Net cash used in investing activities	(45,918)	(8,336)	(10,586)

Financing activities
Proceeds from borrowings under debt agreements	32,000	337,750	1,000
Payments on long-term debt under debt agreements	(35,507)	(375,613)	(48,400)
Payment of loan fees	(950)	(8,159)	(355)
Proceeds from issuance of common membership units	—	111	118
Member distributions and redemptions	(10,153)	(1,670)	(6,124)

Net cash used in financing activities	(14,610)	(47,581)	(53,761)

Net decrease in cash and cash equivalents	(4,115)	(7,680)	(3,489)
Cash and cash equivalents at beginning of period	29,110	24,995	17,315

Cash and cash equivalents at end of period	$24,995	$17,315	$13,826

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$29,891	$28,190	$25,165

Income taxes	$4,233	$1,966	$5,720

Noncash investing and financing activities
Noncash transactions include the following:
Accretion of noncash portion of yield on preferred membership units	$1,543	$858	$—
Amortization of discount on preferred membership units	$325	$81	$—
Accretion to redemption price of redeemable common membership units	$(1,825)	$—	$—
Capital lease obligations incurred	$5,685	$4,443	$7,413
Issuance of subordinated notes in connection with the acquisition of businesses	$316	$—	$915
Change in fair value of derivatives	$—	$(822)	$1,028
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except dollars per unit)

1.	Description of Business and Summary of Significant Accounting Policies
      American Reprographics Holdings, L.L.C. (the Company), formerly known as Ford Graphics Holdings, LLC, is a California limited liability company organized on October 24, 1997, and has a finite life through December 31, 2047. The Company, through its operating subsidiary, American Reprographics Company, L.L.C., is a leading provider of digital reprographics services and supplies to companies operating primarily in the architecture, engineering, and construction industries throughout the United States.

Reorganization
      Prior to the consummation of the Company’s initial public offering on February 9, 2005, the Company was reorganized (the Reorganization) from a California limited liability company (American Reprographics Holdings, L.L.C. or Holdings) to a Delaware corporation (American Reprographics Company or ARC). In connection with the Reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of common stock and options to purchase common stock, respectively, of ARC. In addition, all outstanding warrants to purchase common units of Holdings were exchanged for shares of common stock of ARC. See Note 12 — “Initial Public Offering and Reorganization” for further details concerning the Reorganization.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
      Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.
      The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Concentrations of Credit Risk and Significant Vendors
      Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during the twelve months ended December 31, 2002, 2003 and 2004.
      The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are generally due within 30 days. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. To date, losses have been within the range of management’s expectations.
      The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Purchases from the Company’s three largest vendors during the years ended December 31, 2002, 2003 and 2004 comprised approximately 54%, 51%, and 54%, respectively, of the Company’s total purchases of inventory and supplies.

Inventories
      Inventories are valued at the lower of cost (principally determined on a first-in, first-out basis) or market. Inventories primarily consist of reprographics materials for use and resale and equipment for resale. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of goods sold. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2003 and 2004, the reserves for inventory obsolescence amounted to $278 and $321, respectively.

Property and Equipment
      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Buildings and leasehold improvements	10 - 20 years
Machinery and equipment	3 - 7 years
Furniture and fixtures	3 - 7 years
      Assets acquired under capital lease arrangements are recorded at the present value of the minimum lease payments and are amortized using the straight-line method over the life of the asset or term of the lease, whichever is shorter. Such amortization expense is included in depreciation expense. Leasehold improvements are amortized using the straight-line method over the shorter of the lease terms or the useful lives of the improvements. Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized. Gains or losses on the sale or disposal of property and equipment are reflected in operating income.
      The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are amortized on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 3) include $4,574 and $4,041 of capitalized software development costs as of December 31, 2003 and 2004, respectively, net of accumulated amortization of $2,519 and $4,638 as of December 31, 2003 and 2004, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $377, $1,763 and $2,120 during the years ended December 31, 2002, 2003 and 2004, respectively.
      In August 2002, the Company decided to license internally developed software for use by third party reprographics companies. In accordance with SOP 98-1, the Company applies the net revenues from certain of its software licensing activity to reduce the carrying amount of the capitalized software costs. Software licensing revenues which have been offset against the carrying amount of capitalized software costs amounted to $0, $98 and $159 during the years ended December 31, 2002, 2003 and 2004, respectively.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
      The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to the write-down of long-lived assets.

Goodwill and Other Intangible Assets
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets”, which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles having an indefinite life are not amortized, but instead will be reviewed for impairment at least annually or if an event occurs or circumstances indicate that the carrying amount may be impaired. Events or circumstances which could indicate an impairment include a significant change in the business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in strategy or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.
      SFAS 142 requires that goodwill be tested for impairment using a two-step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test must be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
      Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
      In accordance with SFAS 142, the Company completed the first step of the transitional goodwill impairment test during May 2002 and the annual impairment test in September 2002 and determined based on such tests that no impairment of goodwill was indicated. The Company has selected September 30 as the

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date on which it will perform its annual goodwill impairment test. Based on the Company’s valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended December 31, 2002, 2003 and 2004.
      Prior to January 1, 2002, goodwill related to businesses purchased was amortized on a straight-line basis over 40 years.
      In connection with its acquisitions subsequent to July 1, 2001, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over those fair values was recorded as goodwill and other intangible assets.
      The changes in the carrying amount of goodwill from December 31, 2003 through December 31, 2004 are summarized as follows:

Goodwill

Balance at December 31, 2003	$229,059
Additions	2,298

Balance at December 31, 2004	$231,357

      The additions to goodwill include the excess purchase price over fair value of net assets acquired, adjustments to acquisition costs and certain earnout payments. See Note 2.
      Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names are amortized using the straight-line method. At December 31, 2003 and 2004, customer relationships and the related accumulated amortization consist of $13,759 and $14,808, and $2,785 and $4,297, respectively. Trade names and the related accumulated amortization consist of $1,653 and $1,739, and $144 and $227 at December 31, 2003 and 2004, respectively. Amortization expense related to intangible assets for the years ended December 31, 2002, 2003 and 2004 was $1,498, $1,709, and $1,695, respectively.
      The estimated future amortization expense of other intangible assets as of December 31, 2004 are as follows:

2005	$1,570
2006	1,379
2007	1,223
2008	1,035
2009	955
Thereafter	5,933

$12,095

Deferred Financing Costs
      Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized on a straight line basis over the term of the related indebtedness, which approximates the effective interest method. At December 31, 2003 and 2004, the Company has deferred financing costs of $8,288 and $6,619, respectively, net of accumulated amortization of $47 and $2,072, respectively. As discussed further in

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 4, the Company wrote-off $6,318 of deferred financing costs in 2003 as a result of the refinancing of the Company’s credit facilities in December 2003. Approximately $1,189 of deferred financing costs written-off were incurred during 2003. In addition, during 2004, the Company accelerated the repayment of debt under its 2003 Senior Credit Facility as discussed in Note 4. As a result, the Company wrote-off $590 of deferred financing costs during 2004.

Derivative Financial Instruments
      In 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), and its related amendments. As a result of the adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as its interest rate swap contracts, as either assets or liabilities in the consolidated financial statements at fair value.
      The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.
      The Company enters into interest rate swaps to manage its exposure to changes in interest rates. Interest rate swaps also allow the Company to raise funds at floating rates and effectively swap them into fixed rates. These agreements involve the exchange of floating-rate for fixed-rate payments without the exchange of the underlying principal amount.
      During 2000, the Company entered into two interest rate swap agreements with an aggregate notional amount of $117,500 which changed the nature of the interest rate paid on a portion of its long-term debt. Under the agreements, the Company paid fixed rates of 6.44% and 6.73% and received a variable rate at the lower of the Eurodollar rate or 7% on the notional amount. The differential between the fixed and variable rates was settled monthly and was recognized as an increase or decrease in interest expense related to the debt. These agreements were designed to hedge the variable portion of the interest rates on the credit facilities up to the notional amount to the extent the Eurodollar rate remained at 7% or lower. However, these agreements did not qualify as hedges under SFAS No. 133 and, therefore, the change in fair value of these interest rate swap agreements has been recorded as interest expense.
      The adoption of SFAS No. 133 in 2001 resulted in an adjustment for the cumulative effect of an accounting change of $3,060 which was recognized as a charge to other comprehensive income (loss) in the Company’s consolidated statements of members’ (deficit) and comprehensive income (loss) for the year ended December 31, 2001. This charge was amortized as interest expense related to the interest rate swap contract in the accompanying consolidated statements of operations over the term of the swap which expired in September 2003 using the effective-interest method.
      During 2002 and 2003, the Company recorded an interest benefit of $1,636 and $3,954, respectively, based on the improvement in the market value of the interest rate swap agreements as compared to the prior year, net of $1,113 and $834, respectively, of amortization of the original transition adjustment. The agreements expired in September 2003.
      In September 2003, the Company entered into a new interest rate swap agreement with an initial notional amount of $111,160. Under the terms of this swap agreement, the Company pays a fixed rate of 2.29% and receives a variable rate on the notional amount equal to the Eurodollar rate. The swap agreement provides for a quarterly reduction of $1,863 in the notional amount of the swap starting in October 2003 until July 2005, when the notional amount of the swap will be reduced to $95,988 until its expiration in September 2005. Because this swap agreement has been designated and qualifies as a cash flow hedge under SFAS No. 133, the Company has recorded the fair value of this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheet with a corresponding adjustment to other comprehensive income (loss) as of and

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the year ended December 31, 2003 and 2004. This swap agreement had a negative fair value of $822 and a positive fair value of $386 as of December 31, 2003 and 2004, respectively. The counterparty to this interest rate swap is a financial institution with a high credit rating. Management does not believe that there is a significant risk of nonperformance by the counterparty. For the year ended December 31, 2003 and 2004, the Company determined that its interest rate swap qualified as an effective hedge as defined by SFAS 133.
      In January 2004, the Company entered into two interest rate collar agreements, referred to as the front-end and the back-end interest rate collar agreements. The front-end interest rate collar agreement has an initial notional amount of $22,566 which is increased quarterly to reflect reductions in the notional amount of our interest rate swap agreement, such that the notional amount of the swap agreement, together with the notional amount of the front-end interest rate collar agreement, remains not less than 40% of the aggregate principal amount outstanding on our 2003 Senior Credit Facility. The front-end interest rate collar agreement expires in September 2005. The back-end interest rate collar agreement becomes effective upon expiration of the swap agreement and front-end interest rate collar agreement in September 2005 and has a fixed notional amount of $111,000. The back-end interest rate collar agreement expires in December 2006. At December 31, 2004, the fair value of these interest rate collar agreements was $(180) and is recorded in “Other long-term liabilities” in the Company’s consolidated balance sheet.

Adoption of Statement of Financial Accounting Standard No. 150
      Effective July 1, 2003, the Company adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. The scope of this pronouncement includes mandatorily redeemable equity instruments.
      Upon the adoption of SFAS No. 150, the Company’s mandatorily redeemable preferred membership units (the Preferred Units) of $25,791 and $27,814 as of December 31, 2003 and 2004, respectively, have been classified as long-term liabilities in the Company’s consolidated balance sheet as they are redeemable at a fixed and determinable date (upon or after the earlier of the occurrence of a qualified IPO or April 10, 2010). Dividends and accretion related to the Preferred Units, which previously had been recorded below net income as a charge in determining net income available to common members have been charged to interest expense in the accompanying consolidated statement of operations since adoption of this standard on July 1, 2003 and amounted to $1,825 and $3,878 during the year ended December 31, 2003 and 2004, respectively. In accordance with SFAS No. 150, dividends and accretion related to the mandatorily redeemable preferred membership units recorded prior to July 1, 2003 have not been reclassified to interest expense. Prior to the adoption of SFAS 150, dividends paid on the Preferred Units were accounted for as a direct reduction to members’ equity, and the Preferred Units were presented between liabilities and members’ deficit in the Company’s consolidated balance sheet. As discussed in Note 12 — “Initial Public Offering and Reorganization”, the Company redeemed all of the Preferred Units on February 9, 2005 in connection with the consummation of its initial public offering (IPO). The redemption price amounted to $28,263 based on the Preferred Units’ Liquidation Value at the IPO date.

Fair Values of Financial Instruments
      The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value due to the relatively short period to maturity of these instruments.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short- and long-term debt (excluding the Holdings and Opco Notes): The carrying amounts of the Company’s borrowings reported in the consolidated balance sheets approximate their fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements or since the floating rates change with market conditions.

Interest rate swap and collar agreements: The fair values of the interest rate swap and collar agreements, as previously disclosed, are the amounts at which they could be settled based on estimated market rates.

Revenue Recognition
      The Company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements,” which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 104 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.
      The Company recognizes revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon shipment.
      In addition, the Company has established contractual pricing for certain large national customer accounts (Premier Accounts). These contracts generally establish uniform pricing at all branches for Premier Accounts. Revenues earned from the Company’s Premier Accounts are recognized in the same manner as non-Premier Account revenues and the Company has no additional performance obligations.
      Included in revenues are fees charged to customers for shipping, handling and delivery services. Such revenues amounted to $20,500, $23,060 and $25,462 for the years ended December 31, 2002, 2003 and 2004, respectively.
      Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2002, 2003 and 2004.
      Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.

Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in members’ equity (deficit), except those resulting from investments by or distributions to members. The Company’s comprehensive income includes the change in fair value of derivative instruments and is included in the consolidated statement of members’ deficit and comprehensive income.

Segment and Geographic Reporting
      The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
separate financial information, business activities and management responsibility. On that basis and based on operating segments that have similar economic characteristics, products and services and class of customers which have been aggregated, the Company operates as a single reportable business segment.
      The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States of America have been immaterial to date.
      The following summary presents the Company’s revenues for each of the Company’s significant products and service lines:

	Year Ended December 31,

	2002	2003	2004

Reprographics services	$324,169	$315,227	$332,004
Facilities management	52,290	59,311	72,360
Equipment and supplies sales	42,231	40,654	38,199
Software licenses and membership fees	234	768	1,301

Total	$418,924	$415,960	$443,864

Advertising and Shipping and Handling Costs
      Advertising costs are expensed as incurred and approximated $2,036, $1,807 and $2,239 during the years ended December 31, 2002, 2003 and 2004, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

Accounting for Equity-Based Compensation
      The Company accounts for grants of options to purchase its common membership units to key personnel in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.
      The Company has adopted the disclosure requirements of SFAS No. 148 effective January 1, 2003. The adoption of this standard did not have a significant impact on the Company’s financial condition or operating results.
      The Company accounts for grants of options to employees to purchase its common membership units using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS No. 123 and as amended by SFAS No. 148, the Company has chosen to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income attributable to common members and earnings per common member unit for the years ended December 31, 2002, 2003 and 2004 would have been decreased to the adjusted pro forma amounts indicated below:

	Year Ended December 31,

	2002	2003	2004

Net income attributable to common members:
As reported	$17,409	$1,823	$29,548
Equity-based employee compensation cost included in as reported net income	—	—	547
Equity-based employee compensation cost that would have been included in the determination of net income if the fair value method had been applied	(204)	(225)	(727)

Adjusted	$17,205	$1,598	$29,368

Basic earnings per common member unit:
As reported	$0.48	$0.05	$0.83
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—	0.02
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.01)	(0.01)	(0.02)

Adjusted	$0.47	$0.04	$0.83

Diluted earnings per common member unit:
As reported	$0.47	$0.05	$0.79
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—	0.02
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(0.01)	(0.01)	(0.02)

Adjusted	$0.46	$0.04	$0.79

      For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002, 2003 and 2004: dividend yields of 0% for all periods; expected volatility of 0%, 36% and 28.3%, respectively; risk-free interest rates of 3.5%, 2.6% and 2.9%, respectively; and expected lives of 4 years, 2 years and 2.5 years, respectively. Prior to the one-year period preceding the anticipated initial public offering, the Company used the minimum value method to determine fair value of option grants.
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development expenses
      Research and development activities relate to the development of software primarily for internal use. Costs incurred for research and development are comprised of a) amounts capitalized in accordance with SOP 98-1 as discussed in “Property and Equipment” in Note 1, and b) amounts which are expensed as incurred. Cash outlays for research and development which include both capitalized and expensed items amounted to $2,709, $2,775, and $2,514 during the twelve months ended December 31, 2002, 2003 and 2004, of which $569, $874 and $769 were expensed as incurred during 2002, 2003, and 2004, respectively.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Common Member Unit
      The Company accounts for earnings per common member unit in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per common member unit is computed by dividing net income attributable to common members by the weighted-average number of common member units outstanding. Diluted earnings per common member unit is computed similar to basic earnings per unit except that the denominator is increased to include the number of additional common member units that would have been outstanding if the potential common member units had been issued and if the additional common member units were dilutive. Common member unit equivalents are excluded from the computation if their effect is anti-dilutive. There are no common member unit equivalents excluded for antidilutive effects for the periods presented below. The Company’s common member unit equivalents consist of member unit options issued under the Company’s Equity Option Plan as well as warrants to purchase common member units issued during 2000 to certain creditors of the Company as discussed further in the long-term debt section (Note 4).
      Basic and diluted earnings per common unit were calculated using the following units for the years ended December 31, 2002, 2003 and 2004:

	Year Ended December 31,

	2002	2003	2004

Weighted common member units outstanding — basic	36,406,220	35,480,289	35,493,136
Effect of dilutive stock options	120,597	985,991	1,138,918
Effect of dilutive warrants	196,214	832,069	832,069

Weighted average common member units outstanding — diluted	36,723,031	37,298,349	37,464,123

Recent Accounting Pronouncements
      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150). SFAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issuer. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS 150 on July 1, 2003, which resulted in classifying mandatorily redeemable preferred membership units as a liability in the balance sheet and related dividends and accretion being

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
charged to interest expense in the statement of operations. See Note 1, Adoption of Statement of Financial Accounting Standard No. 150, to the consolidated financial statements for more detail.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on January 1, 2006. The Company does not believe that the adoption of SFAS No. 151 will have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for interim and annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on its consolidated financial statements.

2.	Acquisitions
      The Company acquired a group of reprographics companies in September 2000 (the Acquired Business). In connection with the acquisition of the Acquired Business, the Company issued 1,161,290 common membership units of the Company (the Purchase Consideration Units) to a former owner of the Acquired Business valued at $6,000 based on management’s estimate of the fair value of such units at the date of issuance. The Company granted the former owner of the Acquired Business an option (the Put Option) to sell the Purchase Consideration Units back to the Company for a price equal to the Net Equity Value, as defined, of each Purchase Consideration Unit, payable in cash. In August 2002, the former owner exercised the Put Option. The Company paid $6,256 in cash to the former owner in 2002 as consideration for the redemption of the Purchase Consideration Units resulting in a reduction of redeemable common members capital of $8,081 and an increase to accumulated earnings of $1,825.
      During 2002, the Company acquired the capital stock or assets and liabilities of eight reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $34,404, for which the Company paid approximately $34,088 in cash and issued $316 of notes payable to the former owners of the acquired companies. In connection with the acquisition of a reprographics company in 2002, the Company paid bonuses totaling $1,500 to a group of management employees of the acquired company. Such bonuses have been classified in the accompanying consolidated statements of operations as selling, general and administrative expenses.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, the Company acquired the assets and liabilities of four reprographics companies in the United States. In addition, the Company also acquired certain assets of a reprographics company in bankruptcy. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $870, which the Company paid in cash.
      During 2004, the Company acquired the assets and liabilities of six reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $3,740, for which the Company paid $2,825 in cash and issued $915 of notes payable to the former owners of the acquired companies.
      The results of operations of the companies acquired during the years ended December 31, 2002, 2003 and 2004 have been included in the consolidated financial statements from their respective dates of acquisition. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the net assets acquired has been allocated to goodwill and other intangible assets. For income tax purposes, $23,934, $217 and $1,912 of goodwill resulting from acquisitions completed during the years ended December 31, 2002, 2003 and 2004, respectively, are amortized over a 15-year period.
      The assets and liabilities of the entities acquired during each period are as follows:

	December 31,

	2003	2004

Purchase price	$870	$3,740

Cash and cash equivalents	12	97
Accounts receivable	83	518
Property and equipment	32	1,476
Inventories	34	550
Other assets	—	52

Total assets	161	2,693
Accounts payable	75	576
Accrued expenses	5	316
Long-term debt	—	40

Net assets acquired	81	1,761

Excess purchase price over net tangible assets acquired	$789	$1,979

Intangible assets:
Customer relationships	$615	$1,049
Trade names	4	86
Goodwill	170	844

	$789	$1,979

      Customer relationships and trade names acquired are amortized over their estimated useful lives of thirteen and twenty years using accelerated (based on customer attrition rates) and straight-line methods, respectively.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following summary presents the Company’s unaudited proforma results, as if the acquisitions had been completed at the beginning of each year presented:

	Year Ended December 31,

	2002	2003	2004

Net sales	$448,645	$430,130	$450,906
Net income attributable to common members	$18,866	$2,286	$29,813
Earnings per common member unit:
Basic	$0.52	$0.06	$0.84
Diluted	$0.51	$0.06	$0.80
      The above proforma information is presented for comparative purposes only and is not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.
      Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations exceed certain targeted levels measured on an annual basis generally from four to five years after the acquisition. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Earnout Payments are recorded as additional purchase price and are to be paid annually in cash. Accrued expenses in the accompanying consolidated balance sheets include $374 and $222 of Earnout Payments payable as of December 31, 2003 and 2004, respectively, to former owners of acquired companies based on the earnings of acquired entities. The increase to goodwill as of December 31, 2003 and 2004 as a result of the accrued earnouts was $374, and $222, respectively.
      The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2004 is approximately $1,266.
      In accordance with FAS 141, the Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities, during the one year period subsequent to the acquisition. The net increase to goodwill as of December 31, 2003 and 2004 as a result of purchase price adjustments was $371 and $1,232, respectively.

3.	Property and Equipment
      Property and equipment consist of the following:

	December 31,

	2003	2004

Machinery and equipment	$76,030	$82,796
Buildings and leasehold improvements	15,143	15,463
Furniture and fixtures	3,086	3,417

	94,259	101,676
Less accumulated depreciation and amortization	(56,991)	(66,653)

	$37,268	$35,023

      Machinery and equipment includes $28,209 and $33,167 of equipment recorded under capital lease agreements with related accumulated amortization of $15,291 and $19,591 at December 31, 2003 and 2004, respectively.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Long-Term Debt
      Long-term debt consists of the following:

	December 31,

	2003	2004

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (5.75% interest rate at December 31, 2003); any unpaid principal and interest due December 18, 2008	$15,000	$—
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (5.75% and 5.26% interest rate at December 31, 2003 and 2004, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	100,000	94,800
Borrowings from senior secured Second Priority — Term Loan Credit Facility; variable interest payable quarterly (9.88% and 8.92% interest rate at December 31, 2003 and 2004, respectively); any unpaid principal and interest due December 18, 2009	225,000	208,231
Various subordinated notes payable; interest ranging from 5% to 11%; principal and interest payable monthly through January 2007	7,510	4,833
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through September 2009	14,064	14,688

	361,574	322,552
Less debt discount on Second Priority Credit Facility	(2,234)	(1,719)

	359,340	320,833
Less current portion	(25,123)	(10,276)

	$334,217	$310,557

      During 2000, the Company received $54,412 and $38,088 in gross cash proceeds from the issuance of senior subordinated Opco Notes (the Opco Notes) and senior subordinated Holdings Notes (the Holdings Notes, and collectively with the Opco Notes, the Notes), respectively. Concurrent with the issuance of the Notes, the Company granted the holders of the Notes warrants to purchase up to an aggregate of 1,168,842 common units of the Company. Such warrants (the Warrants) are exercisable at any time subsequent to the grant date at an exercise price of $4.61 per warrant. The estimated aggregate fair value of the Warrants was $1,039 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 15%, risk-free interest rate of 6%, and an expected life of 10 years. The fair value of the Warrants was recorded as a discount on the related Notes and was being amortized as interest expense over the term of the Notes. As a result of the debt refinancing completed by the Company in December 2003 (as discussed further below), the Company wrote off $616 of unamortized discount on the Warrants in December 2003. None of the Warrants have been exercised as of December 31, 2004. As discussed in Note 12 — “Initial Public Offering and Reorganization”, all of the Warrants were exchanged in connection with the Company’s initial public offering which was consummated on February 9, 2005.
      Interest on the Holdings Notes accreted monthly based on an accretion schedule specified in the Holdings Notes agreement and was added to the outstanding principal balance of the Holdings Notes (the Accreted Value) until April 2005. The effective interest rate on the Holdings Notes during its entire nine-year term through April 2009 was approximately 19.6%. The difference between the Accreted Value and the carrying amount of the Holdings Notes represented a discount (the Accretion Discount) which was amortized

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the nine-year term of the Holdings Notes using the effective interest method. The Holdings Notes were repaid in December 2003 in connection with the Company’s refinancing of its borrowings discussed below.
      In December 2003, the Company refinanced its borrowings under its then existing senior credit facilities, the Notes and the Holdings Notes by entering into a new credit agreement with a group of financial institutions which provides the Company a $355,000 Senior Secured Credit Facility (the 2003 Senior Credit Facility). Such credit facility is comprised of a $130,000 First Priority Facility (consisting of a $30,000 Senior Revolving Credit Facility and a $100,000 Senior Term Loan Credit Facility) and a $225,000 Second Priority Facility. At December 31, 2003 and December 31, 2004, $771 and $2,479, respectively, of the $30,000 Senior Revolving Credit Facility have been utilized for the issuance of letters of credit related to the Company’s workers compensation and automobile insurance policies. There were no outstanding borrowings against such letters of credit as of December 31, 2003 and December 31, 2004.
      As a result of the debt refinancing completed in December 2003, the Company recorded a $14,921 loss on early debt extinguishment, comprised of the following: a) the write-off of $6,318 in capitalized loan fees related to the Company’s credit facilities existing prior to the debt refinancing; b) $4,728 in early redemption premiums related to the Notes paid by the Company upon completion of the debt refinancing; and c) the write off of $3,875 in unamortized discounts related to the Warrants and the Accretion Discount. The Company also capitalized $8,335 of new loan fees incurred in connection with the 2003 Senior Credit Facility, of which $176 was included in prepaid expenses as of December 31, 2002.
      Borrowings under the First Priority Revolving Credit Facility bear interest at either (i) a Eurodollar rate plus a margin (the Applicable Margin) that ranges from 2% to 2.75% per annum, depending on the Company’s Leverage Ratio, as defined, or (ii) an Index Rate, as defined, plus the Applicable Margin less 1% per annum. The First Priority Revolving Credit Facility is also subject to a commitment fee equal to 0.50% of the average daily unused portion of such revolving facility. Borrowings under the First Priority Term Loan Facility bear interest at either (i) a Eurodollar rate plus 3% per annum, or (ii) an Index Rate, as defined, plus 2% per annum.
      Borrowings under the Second Priority Facility bear interest at either (i) a Eurodollar rate, subject to a Eurodollar rate minimum of 1.75% per annum, plus a margin of either 6.875% or 7.875% per annum, depending on the Company’s Leverage Ratio, as defined in the credit agreement, or (ii) a Base Rate, as defined in the credit agreement, plus a margin of either 5.875% or 6.875% per annum, depending on the Company’s Leverage Ratio, as defined in the credit agreement.
      The Company’s overall weighted average interest rate on its long term debt was approximately 8.9%, 8.4% and 7.8% for the years ended December 31, 2002, 2003 and 2004, respectively.
      Under the terms of the 2003 Senior Credit Facility, the Company is subject to mandatory principal prepayments equal to 75% of Consolidated Excess Cash Flow, as defined, starting during the year ended December 31, 2004, or up to 75% of the net proceeds of equity offerings. Mandatory prepayments from such sources (the Permitted Payments) are applied first to the Second Priority Facility in an aggregate amount not to exceed $67,500, with any excess above $67,500 applied to the First Priority Facility. During 2004, the Company made mandatory principal prepayments on its Second Priority Credit Facility in an aggregate amount of $16,769 based on 75% of its Consolidated Excess Cash Flow, as defined, during the year ended December 31, 2004. Mandatory principal prepayments are also required equal to 100% of the net proceeds from asset sales and insurance proceeds that each exceed $5 million in aggregate, as well as 100% of net proceeds from new debt offerings. Mandatory prepayments from such sources are applied to the First Priority Facility until it is fully paid, followed by the Second Priority Facility. With the exception of Permitted Payments as discussed above, prepayments on the Second Priority Facility carry a penalty during the first three years of its term equal to a percentage of the prepayment, as follows: Year 1 — 11%; Year 2 — 7.5%; and Year 3 — 2.5%.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Borrowings under the 2003 Senior Credit Facility are secured by substantially all of the assets of the Company. The 2003 Senior Credit Facility also contains restrictive covenants which, among other things, provide limitations on capital expenditures, and restrictions on indebtedness and distributions to the Company’s equity holders. Additionally, the Company is required to meet debt covenants based on certain financial ratio thresholds applicable to the First and Second Priority Facilities, as follows with ratio thresholds as of December 31, 2004: (i) First Priority Facility — Interest Coverage Ratio not lower than 1.70, Fixed Charge Coverage Ratio not lower than 1.25, Leverage Ratio not higher than 5.10, and First Priority Senior Debt Leverage Ratio not higher than 1.75, each as defined; and (ii) Second Priority Facility — Leverage Ratio not higher than 5.30, as defined. The Company is in compliance with all such covenants as of December 31, 2004.
      Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2004 are as follows:

	Long-Term	Capital Lease
	Debt	Obligations

Year ending December 31:
2005	$3,874	$7,428
2006	1,852	4,669
2007	797	2,676
2008	48,044	1,179
2009	251,569	446
Thereafter	9	155

	$306,145	16,553

Less interest		(1,865)

		$14,688

5.	Income Taxes
      A substantial portion of the Company’s business is operated in a limited liability company (LLC), taxed as a partnership. As a result, the members of the LLC pay the income taxes on the earnings, not the LLC. Accordingly, no income taxes have been provided on these earnings. The LLC had book income of $12,179, $370 and $19,212 during the years ended December 31, 2002, 2003 and 2004, respectively, which are not subject to tax at the LLC level.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As discussed in Note 1, the Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. The following table includes the consolidated provision for income taxes related to that portion of the Company’s business not operated as an LLC prior to the Reorganization in February 2005:

	Year Ended December 31,

	2002	2003	2004

Current:
Federal	$4,394	$1,562	$6,079
State	1,419	947	1,574

	5,813	2,509	7,653
Deferred:
Federal	410	1,411	310
State	44	211	557

	454	1,622	867

Income tax provision	$6,267	$4,131	$8,520

      The consolidated deferred tax assets and liabilities consist of the following:

	December 31,

	2003	2004

Deferred tax assets:
Financial statement accruals not currently deductible	$1,179	$1,206
State taxes	28	158

	1,207	1,364
Deferred tax liabilities:
Excess of net book value for financial reporting purposes over income tax basis of property, plant and equipment	(1,700)	(1,653)
Excess of net book value for financial reporting purposes over income tax basis of intangible assets	(3,075)	(3,981)

	(4,775)	(5,634)

Net deferred tax liabilities	$(3,568)	$(4,270)

      Deferred tax assets and liabilities are included in prepaid expenses and other current assets and other long-term liabilities, respectively, in the accompanying consolidated balance sheets.
      A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,

	2002	2003	2004

Statutory federal income tax rate	34%	34%	35%
State taxes	4	14	4
Non-deductible expenses	1	8	—
Income of the LLC not taxed at the LLC level	(16)	(2)	(17)

Effective income tax rate	23%	54%	22%

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Non-deductible other items include meals and entertainment, certain acquisition costs and other items that, individually, are not significant.

6.	Commitments and Contingencies
      The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2004:

	Third	Related
	Party	Party	Total

Year ending December 31:
2005	$26,638	$2,784	$29,422
2006	18,080	2,340	20,420
2007	11,631	2,300	13,931
2008	6,771	2,312	9,083
2009	4,102	2,112	6,214
Thereafter	6,698	7,256	13,954

	$73,920	$19,104	$93,024

      Total rent expense under operating leases, including month-to-month rentals, amounted to $32,143, $36,161 and $37,490 during the years ended December 31, 2002, 2003 and 2004, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
      The Company is involved in a dispute with a state tax authority related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain operating divisions of the Company for the period from October 1998 to September 2001. The unresolved issues relate to the application of sales taxes on certain discounts granted by the Company to its customers. Based on the position taken by the state tax authority on these unresolved issues, they have claimed that an additional $1,179 of sales taxes are due from the Company for the period in question, plus $372 of interest. The Company strongly disagrees with the state tax authority’s position and has filed a petition for redetermination requesting an appeals conference to resolve these issues. At an appeals conference held on December 14, 2004, the appeals board ruled that the Company is liable in connection with one component of the dispute involving approximately $40, which the Company had previously paid. The Company has requested another appeals conference to resolve the remaining issues, but such conference has not yet been scheduled. The Company’s accrued expenses in its consolidated balance sheet as of December 31, 2003 include $151 of reserves related to this matter based primarily on certain components of the state tax authority’s audit findings that the Company is not disputing. Based on the unfavorable outcome from a preliminary appeals hearing held on March 16, 2005, the Company believes it is probable that the Company will not prevail on appeal. As a result, the Company recorded a $1,389 provision for sales tax dispute settlement during the fourth quarter of 2004. As of December 31, 2004, accrued expenses in the Company’s consolidated balance sheet include $1,540 of total reserves related to this matter.
      The Company had an agreement to pay its Chief Executive Officer (CEO) and its Chief Operating Officer (COO) each a fee equal to 1% of the aggregate consideration paid by the Company in connection with any acquisition. The Company recorded fees of $653, $9 and $74 during the years ended December 31, 2002, 2003 and 2004, respectively, for which the Company is obligated to pay its CEO and COO in connection with

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
this agreement. Such fees are expensed as incurred and are included in selling, general and administrative expenses. This agreement terminated upon the consummation of our initial public offering.
      The Company has entered into employment agreements with its CEO, its COO, its Chief Financial Officer (CFO), and its Chief Technology Officer (CTO). Such agreements became effective on February 3, 2005. Each employment agreement provides for a three-year term which automatically renews for additional one-year terms subject to the provisions thereof.
      The employment agreements with the CEO and the COO each provide for an annual base salary of $650,000. The CEO and the COO each may also earn an annual bonus equal to $60,000 for each full percentage point by which our earnings per share for a fiscal year exceed by more than 10% our earnings per share for the previous year. The employment agreement with the CFO provides for an annual base salary of $250,000. The employment agreement with the CTO provides for an annual base salary of $400,000. The CFO and the CTO may also earn an annual bonus of up to $250,000 and $300,000, respectively, under performance criteria to be established annually. Each of the employment agreements provide for standard employee benefits.
      The Company has entered into employment agreements with certain of its management employees which require annual gross salary payments which range from $40 to $200 per annum. The employment agreements range from a period of one to three years and include a provision for annual bonuses based on specific performance criteria. In the event that such key management employees are terminated without cause, the Company is contractually obligated to pay the remaining balance due on the employment contracts.
      The following is a schedule of the Company’s future minimum annual payments under such employment agreements as of December 31, 2004:

Year ending December 31:
2005	$2,927
2006	2,540
2007	2,405
2008	162

$8,034

      In December 2004, the Company agreed to issue shares of restricted common stock at the prevailing market price in the amount of $1,000 to the CTO upon the CTO’s development of certain software applications. In the event that such shares of restricted common stock are granted, they will vest five years after the date of grant, subject to the employee’s continued employment. As of December 31, 2004, no restricted common stock have been issued in connection with this agreement.
      The Company’s operating agreement provides for the indemnification of its officers and members of its board of advisors under certain circumstances for acts and omissions which may not be covered by any directors’ and officers’ liability insurance. The operating agreement provides for the Company, among other things, to indemnify its officers and board members against certain liabilities that may arise by reason of their status or service as officers and board members (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain officers’ and directors’ insurance if available on reasonable terms. There have been no events to date which would require the Company to indemnify its officers or members of its board of advisors.
      The Company is a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co., which is pending in the United States Bankruptcy Court, Southern District of New York. We

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding the Company’s handling of the assets of LF Co. The Trustee claims damages of not less than $9.5 million, as well as punitive damages and treble damages with respect to the Lanham Act claims. Previously, on or about October 10, 2003, a secured creditor of LF Co., Merrill Lynch Business Financial Services, Inc., or Merrill, had filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was most recently amended on or about July 6, 2004. Merrill’s claims are duplicated in the Trustee’s suit. The Company, in turn, has filed answers and counterclaims denying liability to the Trustee and seeking reimbursement of all costs and damages sustained as a result of the Trustee’s actions and in the Company’s efforts to assist LF Co. Discovery has commenced and is ongoing in each of these cases. The Company believes that it has meritorious defenses as well as substantial counterclaims against Merrill Lynch and the Trustee. The Company intends to vigorously contest the above matters. Based on the discovery and depositions to date, the Company does not believe that the outcome of the above matters will have a material adverse impact on its results of operations or financial condition.
      The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.	Related Party Transactions
      The Company leases several of its facilities under operating lease agreements with entities owned by certain of its executive officers and other related parties which expire through July 2019. Rental expense on these facilities amounted to $2,281, $2,209 and $2,793 during the years ended December 31, 2002, 2003 and 2004, respectively.
      The Company has a management agreement (the Management Agreement) with Code Hennessy & Simmons LLC (CHS) which requires the Company to pay annual management fees to CHS as compensation for certain management services rendered to the Company. In accordance with the Management Agreement, the management fees charged to the Company are subject to an annual increase based on the Company’s earnings but shall not exceed $1,000 annually. The Management Agreement expires in April 2005 and is automatically renewable. However, the Company’s Board of Advisors has the ability to terminate the Management Agreement under certain circumstances as defined in the Management Agreement. The Management Agreement terminated upon the consummation of the Company’s initial public offering. Management fees paid by the Company to CHS amounted to $889, $858, and $835 during the years ended December 31, 2002, 2003, and 2004, respectively.
      The Company sells certain products and services to Thomas Reprographics, Inc. and Albinson Inc., each of which is owned or controlled by Billy E. Thomas, who beneficially owns more than 5% of the common equity in the Company. These companies purchased products and services from the Company of approximately $215, $95 and $64 during the twelve months ended December 31, 2002, 2003, and 2004, respectively.

8.	Retirement Plans
      The Company sponsors a defined contribution plan (the Plan) covering substantially all employees who are at least 21 years of age and have satisfied a service requirement ranging from three to six months through December 31, 2001. Effective January 2002, the Plan was amended to remove the minimum service requirement. Plan participants may contribute up to 19% of their annual eligible compensation, subject to

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contribution limitations imposed by the Internal Revenue Service. The Company matches up to 20% of participant contributions to a maximum of 4% of their annual eligible compensation. The Company’s total expense under these plans amounted to $388, $544, and $595 during the years ended December 31, 2002, 2003, and 2004, respectively.

9.	Equity Option Plan
      In January 2001, the Company established the American Reprographics Holdings, LLC Unit Option Plan (the Option Plan) which permits the grant of options (the Options) to key personnel to purchase up to 1,735,415 common membership units of the Company (the Option Units). Options granted under the Option Plan are nontransferable and may be exercised at an option price to be determined by the Company’s board of advisors provided that the option price is not less than 85% of the fair market value of such unit of grant date.
      In the event of a key personnel’s termination of employment with the Company, Option Units attributable to the exercise of an Option shall generally be subject to redemption by the Company at a redemption price generally equal to the fair market value per common membership unit. In limited circumstances, the Option Units could be repurchased at the Option exercise price. As of December 31, 2004, a repurchase of any units under the Option Plan was not expected. The option to repurchase the Option Units was terminated as a result of the consummation of the Company’s initial public offering in February 2005 as discussed in Note 12.
      The Company has granted Options to certain key personnel in accordance with the terms of the Option Plan at exercise prices equal to management’s estimate of the fair value of the common membership units at the date of issuance (except for 2004 grants described below). A summary of the activity related to the Company’s Option Plan is as follows:

	Year Ended December 31,

	2002		2003		2004

		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Units	Price	Units	Price	Units	Price

Outstanding at beginning of the period	667,500	$4.87	1,421,500	$5.07	1,446,000	$5.09
Granted	761,500	5.25	39,500	5.55	307,915	5.91
Canceled	(7,500)	(4.87)	(15,000)	(4.87)	(41,000)	(5.52)
Expired	—	—	—	—	—	—
Exercised	—	—	—	—	(22,500)	(5.25)

Outstanding at end of the period	1,421,500	$5.07	1,446,000	$5.09	1,690,415	$5.22

      During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3,074 in connection with the issuance as the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceeding the Company’s initial public offering which was consummated in February 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of December 31, 2004, the Company has amortized $547 of the deferred compensation charge.
      Of the total options outstanding, 485,000, 806,250 and 1,051,500 options were exercisable at December 31, 2002, 2003 and 2004, respectively, at exercise prices ranging from $4.75 to $5.62 per option. As of

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, the 1,690,415 options outstanding had a weighted average remaining contractual life of 86 months.
      In connection with the consummation of the Company’s initial public offering in February 2005, the Company adopted the American Reprographics Company 2005 Stock Plan (the 2005 Stock Plan). Upon adoption of the 2005 Stock Plan, all outstanding options under the Option Plan were canceled in exchange for an option under the 2005 Stock Plan exercisable for shares of ARC’s common stock equal to the number of units subject to the Option Plan and with the same exercise price and vesting terms as those provided under the Option Plan. See Note 12 — “Initial Public Offering and Reorganization” for additional details concerning the 2005 Stock Plan. Although 22,500 options remained available for future issuance under the Option Plan as of December 31, 2004, the Option Plan has been terminated in connection with the Reorganization in February 2005 and options are no longer issuable under the Option Plan.

10.	Members’ Equity and Redeemable Membership Units

Common and Redeemable Common Membership Units
      Each common membership unit is entitled to one vote with respect to any action presented for a vote of the Company’s members. Except for units issued in accordance with the Option Plan, common membership units may be transferred without the consent of the board of advisors under certain conditions specified in the Company’s Amended and Restated Operating Agreement. During the year ended December 31, 2002, the Company redeemed all outstanding redeemable common membership units. See Note 2.

Mandatorily Redeemable Preferred Membership Units
      Holders of the Company’s mandatorily redeemable preferred units are entitled to receive a yield of 13.25% of its Liquidation Value per annum for the first three years starting in April 2000, and increasing to 15% of the Liquidation Value per annum thereafter. The discount inherent in the yield for the first three years was recorded as an adjustment to the carrying amount of the mandatorily redeemable preferred units. This discount was amortized as a dividend over the initial three years. Of the total yield on the mandatorily redeemable preferred units, 48% is mandatorily payable quarterly in cash to the mandatorily redeemable preferred unit holders. The unpaid portion of the yield accumulates annually and is added to the Liquidation Value of the mandatorily redeemable preferred units. Such units have an aggregate liquidation preference over common units of $20 million plus accumulated and unpaid yield. Mandatorily redeemable preferred units have no voting rights.
      Mandatorily redeemable preferred units are redeemable without premium or penalty, wholly or in part, at the Company’s option at any time, for the Liquidation Value, including any unpaid yield. Redeemable preferred units are mandatorily redeemable on the earlier to occur of (i) an initial public offering of the Company (to the extent of 25% of the net proceeds thereof), (ii) a sale of equity or assets of the Company or any of its principal operating subsidiaries after retirement in full of the Company’s debt under its senior credit facilities, or (iii) April 10, 2010. At December 31, 2002, 2003, and 2004, the Company had 20,000 redeemable preferred membership units issued and outstanding. As discussed in Note 12 — “Initial Public Offering and Reorganization”, the Company redeemed all of the Preferred Units on February 9, 2005 in connection with the consummation of its initial public offering (IPO). The redemption price amounted to $28,263 based on the Preferred Units’ Liquidation Value at the IPO date.

Distributions to Members
      In accordance with the Company’s Amended and Restated Operating Agreement, cash distributions will be made first, to all preferred members based on their tax liability imposed on the yield earned on their preferred units; second, to all common members, based on their tax liability imposed on the Company’s

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
earnings. The Amended and Restated Operating Agreement also provides for certain members who receive less than their proportionate share of cash distributions, at their election or the election of the Company’s management, to be granted an additional cash distribution to bring their proportionate share of cash distributions equal to the rest of the Company’s common members. Any remaining cash available for distribution will be distributed, at the discretion of the Company’s board of advisors, first to all preferred members to the extent of the Liquidation Value of their preferred units; second, to all common members, except to those common members where such distribution would cause or increase a deficit to their capital accounts.

11.	Quarterly Financial Data (Unaudited)
      Quarterly financial data for the years ended December 31, 2003 and 2004 are as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2003	2003	2003	2003

Net sales	$105,272	$108,882	$102,184	$99,622
Gross profit	$42,292	$44,551	$39,229	$37,860
Net income (loss)	$5,946	$8,049	$2,583	$(13,025)
Net income (loss) attributable to common members	$5,110	$7,155	$2,583	$(13,025)
Net income (loss) attributable to common members per unit:
Basic	$0.14	$0.20	$0.07	$(0.36)
Diluted	$0.14	$0.20	$0.07	$(0.36)

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net sales	$110,518	$115,615	$110,165	$107,566
Gross profit	$45,919	$49,424	$44,287	$40,447
Net income	$8,438	$9,845	$7,191	$4,074
Net income attributable to common members	$8,438	$9,845	$7,191	$4,074
Net income attributable to common members per unit:
Basic	$0.24	$0.28	$0.20	$0.11
Diluted	$0.23	$0.26	$0.19	$0.11

12.	Subsequent Events

Initial Public Offering and Reorganization
      The Company’s initial public offering (IPO) was consummated on February 9, 2005. Immediately prior to the consummation of the IPO, the Company reorganized from a California limited liability company (American Reprographics Holdings, L.L.C.) to a Delaware corporation (American Reprographics Company or ARC). In connection with this Reorganization, the Company’s common members exchanged their common member units for common stock of ARC. Each option issued to purchase the Company’s common member units under the Option Plan was exchanged for an option exercisable for shares of ARC’s common

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock with the same exercise prices and vesting terms as the original grants, and the warrants were exchanged for 754,476 shares of the ARC’s common stock, based on an initial public offering price of $13.00 per share.
      The net proceeds received by the Company in the offering amounted to $89,290 as follows:

Aggregate offering proceeds to the Company	$99,667
Underwriting discounts and commissions	6,977
Finders fees	—
Underwriters’ fees	—
Other fees and expenses (estimated)	3,400

Total expenses (estimated)	10,377

Net proceeds to the Company	$89,290

      The Company used the net proceeds from its initial public offering as follows:

•	$28,263 to repurchase the Company’s mandatorily redeemable preferred membership units, including accrued interest, which became payable upon the Company’s initial public offering;

•	$50,731 to repay a portion of the Company’s $225 million Second Priority — Term Loan Credit Facility

•	$9,000 to repay a portion of the Company’s $100 million First Priority – Term Loan Credit Facility
      As a result of the prepayments on the Company’s Term Loan Credit Facilities from the IPO proceeds, the Company wrote-off $1,503 of deferred financing costs in February 2005.
      In connection with the IPO, the Company adopted the American Reprographics Company 2005 Stock Plan (the 2005 Stock Plan) which provides for discretionary grants of incentive stock options to employees, including officers and employee directors, and for the discretionary grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to employees, directors and consultants. The 2005 Stock Plan also provides for the periodic automatic grant of nonstatutory stock options to non-employee directors. The 2005 Stock Plan authorizes the Company to grant options to purchase up to 5,000,000 shares of common stock. The Company also adopted an Employee Stock Purchase Plan (“ESPP”) to provide an incentive to attract, retain and reward eligible employees of the Company. A total of 750,000 shares of common stock are initially authorized and reserved for sale under the ESPP.
      Due to their tax attributes, certain members in the past have elected to receive less than their proportionate share of distributions for such taxes as a result of a difference in the tax basis of their equity interest in the Company. In accordance with the terms of the Company’s operating agreement, the Company made a cash distribution of $8,235 to such members in February 2005 in connection with the consummation of the IPO to bring their proportionate share of tax distributions equal to the rest of the Company’s common members. These distributions were not accrued at December 31, 2004, but became payable and were recorded immediately prior to the reorganization and consummation of the IPO.
      ARC’s amended and restated certificate of incorporation authorizes its board of directors, without stockholder approval, to issue up to 25,000,000 shares of preferred stock in one or more series with voting and conversion rights that could adversely affect the voting power of the holders of common stock, without stockholder approval. No shares of preferred stock are outstanding and ARC has no present plan to issue any shares of preferred stock.

AMERICAN REPROGRAPHICS HOLDINGS, L.L.C.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisitions
      Subsequent to December 31, 2004, the Company completed the acquisition of three reprographics companies in the United States with combined annual sales of approximately $5.3 million for a total purchase price of $1.2 million.

Schedule II
AMERICAN REPROGRAPHICS HOLDINGS, LLC
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2002:
Allowance for doubtful accounts	$1,875	$816	$(543)	$2,148
Allowance for inventory obsolescence	297	135	(159)	273

	$2,172	$951	$(702)	$2,421

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,148	$1,698	$(1,056)	$2,790
Allowance for inventory obsolescence	273	248	(243)	278

	$2,421	$1,946	$(1,299)	$3,068

Year ended December 31, 2004:
Allowance for doubtful accounts	$2,790	$1,281	$(1,018)	$3,053
Allowance for inventory obsolescence	278	89	(46)	321

	$3,068	$1,370	$(1,064)	$3,374