Form 10-Q
period 2005-03-31
American Reprographics CO
filed 2005-05-13
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

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
Yes  ☑   No  ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☐   No  ☑

     As of April 30, 2005, there were 43,931,154 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN REPROGRAPHICS COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,826	$7,719
Accounts receivable, net	61,679	70,032
Inventories, net	6,012	6,222
Deferred taxes	1,364	2,661
Prepaid expenses and other current assets	7,855	7,170

Total current assets	90,736	93,804
Property and equipment, net	35,023	33,807
Goodwill	231,357	231,482
Other intangible assets, net	12,095	11,972
Deferred financing costs, net	6,619	5,272
Deferred taxes	—	19,715
Other assets	1,504	1,631

Total assets	$377,334	$397,683

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$21,170	$19,214
Accrued payroll and payroll-related expenses	11,683	10,439
Accrued expenses	24,834	23,721
Current portion of long-term debt and capital leases	10,276	11,480

Total current liabilities	67,963	64,854
Long-term debt and capital leases, net of debt discount	310,557	250,854
Mandatorily redeemable preferred membership units	27,814	—
Deferred taxes	5,634	—
Other long-term liabilities	375	375

Total liabilities	412,343	316,083

Commitments and contingencies (Note 5)

Stockholders’ equity (deficit):
Members’ deficit	(32,688)	—
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; zero and 43,931,154 shares issued and outstanding	—	44
Additional paid-in capital	—	49,753
Deferred stock-based compensation	(2,527)	(2,360)
Retained earnings	—	33,649
Accumulated other comprehensive income	206	514

Total stockholders’ equity (deficit)	(35,009)	81,600

Total liabilities and stockholders’ equity (deficit)	$377,334	$397,683

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands,
	except per share data)
Reprographics services	$83,890	$87,695
Facilities management	16,909	19,172
Equipment and supplies sales	9,719	9,599

Total net sales	110,518	116,466
Cost of sales	64,599	68,141

Gross profit	45,919	48,325

Selling, general and administrative expenses	26,901	26,881
Amortization of intangible assets	430	384

Income from operations	18,588	21,060

Other income	274	118
Interest expense, net	(8,125)	(8,324)

Income before income tax provision (benefit)	10,737	12,854
Income tax provision (benefit)	2,299	(22,709)

Net income	$8,438	$35,563

Earnings per share:
Basic	$0.24	$0.87

Diluted	$0.23	$0.85

Weighted average common shares outstanding:
Basic	35,487,511	40,749,833
Diluted	37,321,596	41,901,845

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
		Common Stock		Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity
	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2004	$(32,688)	—	$—	$—	$(2,527)	$—	$206	$(35,009)
Amortization of deferred stock-based compensation for the period from January 1 to February 9, 2005	—	—	—	—	61	—	—	61
Comprehensive income for the period from January 1 to February 9, 2005:
Net income	1,914	—	—	—	—	—	—	1,914
Fair value adjustment of derivatives	—	—	—	—	—	—	195	195

Comprehensive income								2,109

Distributions to members	(8,244)	—	—	—	—	—	—	(8,244)
Reorganization from LLC to “C” Corporation	39,018	35,510,011	35	(39,053)	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	—	7,666,667	8	92,682	—	—	—	92,690
Issuance of common stock in exchange for warrants exercised upon initial public offering	—	754,476	1	—	—	—	—	1
Direct costs of initial public offering	—	—	—	(3,876)	—	—	—	(3,876)
Amortization of deferred stock-based compensation for the period from February 10 to March 31, 2005	—	—	—	—	106	—	—	106
Comprehensive income for the period from February 10 to March 31, 2005:
Net income	—	—	—	—	—	33,649	—	33,649
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	113	113

Comprehensive income								33,762

Balance at March 31, 2005	$—	43,931,154	$44	$49,753	$(2,360)	$33,649	$514	$81,600

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Operating activities
Net income	$8,438	$35,563
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	913	449
Allowance for doubtful accounts	391	335
Reserve for inventory obsolescence	94	52
Depreciation	4,084	4,046
Amortization of intangible assets	430	384
Amortization of deferred financing costs	468	418
Deferred income taxes	174	(26,646)
Write-off of deferred financing costs	—	1,503
Amortization of deferred stock-based compensation	—	167
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(10,044)	(8,287)
Inventory	(55)	(167)
Prepaid expenses and other assets	(744)	(912)
Accounts payable and accrued expenses	4,405	(4,346)

Net cash provided by operating activities	8,554	2,559

Investing activities
Capital expenditures	(1,826)	(1,303)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(1,105)	(1,273)
Other	(179)	(71)

Net cash used in investing activities	(3,110)	(2,647)

Financing activities
Proceeds from initial public offering, net of underwriting discounts	—	92,690
Direct costs of initial public offering	—	(1,463)
Redemption of preferred member units	—	(28,263)
Proceeds from borrowings under debt agreements	—	13,000
Payments on long-term debt under debt agreements	(16,184)	(73,616)
Payment of loan fees	(53)	(123)
Member distributions	(90)	(8,244)

Net cash used in financing activities	(16,327)	(6,019)

Net decrease in cash and cash equivalents	(10,883)	(6,107)
Cash and cash equivalents at beginning of period	17,315	13,826

Cash and cash equivalents at end of period	$6,432	$7,719

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$2,015	$1,052
Issuance of subordinated notes in connection with the acquisition of businesses	$250	$245
Change in fair value of derivatives	$(1,240)	$308

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Consolidated Financial Statements (Unaudited)

1. Description of Business and Basis of Presentation

     American Reprographics Company (ARC or the Company) is the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. ARC also provides these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality, that also require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company (Opco), and its subsidiaries.

Reorganization and Initial Public Offering

     Prior to the consummation of the Company’s initial public offering on February 9, 2005, the Company was reorganized (the Reorganization) from a California limited liability company (American Reprographics Holdings, L.L.C. or Holdings) to a Delaware corporation (American Reprographics Company). In connection with the Reorganization, the members of Holdings exchanged their common member units for common stock of ARC. Each option issued to purchase Holdings’ common member units under Holding’s equity option plan was exchanged for an option exercisable for shares of ARC’s common stock with the same exercise prices and vesting terms as the original grants. In addition, all outstanding warrants to purchase common units of Holdings were exchanged for 754,476 shares of ARC’s common stock based on an initial public offering price of $13.00 per share.

     On February 9, 2005, the Company closed an initial public offering (IPO) of its common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares, 7,666,667 shares were newly issued shares sold by the Company and 5,683,333 shares were outstanding shares sold by the selling stockholders. On March 2, 2005, an additional 1,685,300 shares were sold by certain selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. As required by the operating agreement of Holdings, the Company repurchased all of the preferred equity of Holdings upon the closing of the Company’s initial public offering with $28.3 million of the net proceeds from the IPO.

     On February 9, 2005, the Company used a portion of the proceeds from its IPO to repay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As a result of these debt prepayments from IPO proceeds, the Company wrote-off $1.5 million of deferred financing costs in February 2005.

     Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for income taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, the Company made a cash distribution of $8.2 million to such members on February 9, 2005 in connection with the consummation of its initial public offering to bring their proportionate share of tax distributions equal to the rest of the members of Holdings. These distributions have been reclassified into additional paid-in capital in the Company’s consolidated balance sheet as of March 31, 2005 in connection with the Reorganization in February 2005. See the accompanying condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2005 for additional details regarding the changes in the Company’s capital accounts resulting from the Reorganization.

     In connection with the IPO, the Company adopted the American Reprographics Company 2005 Stock Plan (the 2005 Stock Plan) which provides for discretionary grants of incentive stock options to employees, including officers and employee directors, and for the discretionary grant of nonstatutory stock options, restricted stock, restricted stock units, and stock appreciation rights to employees, directors and consultants. The 2005 Stock Plan also provides for the periodic automatic grant of nonstatutory stock options to non-employee directors. The 2005 Stock Plan authorizes the Company to grant options to purchase up to 5,000,000 shares of common stock. The Company also adopted an Employee Stock Purchase Plan (“ESPP”) to provide an incentive to attract, retain and reward eligible employees of the Company. A total of 750,000 shares of common stock are initially authorized and reserved for sale under the ESPP. During the three months ended March 31, 2005, no options were granted under the 2005 Stock Plan and no shares of common stock were sold under the ESPP.

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

Basis of Presentation

     The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

     These interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2004 Annual Report on Form 10-K. The accounting policies used in preparing these interim consolidated financial statements are the same as those described in our 2004 Annual Report on Form 10-K.

2. Accounting for Equity-Based Compensation

     The Company accounts for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. As permitted by SFAS No. 123 and as amended by SFAS No. 148, the Company has chosen to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.

     Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income attributable to common stockholders and earnings per share for the three months ended March 31, 2004 and 2005 would have been changed to the adjusted pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands,
	except per share data)
Net income:
As reported	$8,438	$35,563
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	99
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(22)	(139)

Proforma	$8,416	$35,523

Basic earnings per share:
As reported	$0.24	$0.87
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	—

Proforma	$0.24	$0.87

Diluted earnings per share:
As reported	$0.23	$0.85
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	—

Proforma	$0.23	$0.85

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months ended March 31, 2004 and 2005: dividend yields of 0% for all periods; expected volatility of 32.4% and 28.3%, respectively; risk-free interest rates of 3.0% and 2.9%, respectively; and expected lives of 2.5 years for all periods. Prior to 2004, the Company used the minimum value method to determine fair value of option grants.

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

     During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3.1 million in connection with the issuance as the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the Company’s initial public offering which was consummated on February 9, 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of March 31, 2005, the Company has cumulatively amortized $0.7 million of the deferred compensation charge.

     In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R is for annual periods beginning after June 15, 2005. The Company is currently assessing the provisions of SFAS No. 123R and its impact on its consolidated financial statements.

3. Long-Term Debt

     Long-term debt consists of the following:

	December 31,	March 31,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (7.25% interest rate at March 31, 2005); any unpaid principal and interest due December 18, 2008	$—	$2,000
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (5.26% and 5.75% interest rate at December 31, 2004 and March 31, 2005, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	94,800	85,550
Borrowings from senior secured Second Priority — Term Loan Credit Facility; variable interest payable quarterly (8.92% and 9.62% interest rate at December 31, 2004 and March 31, 2005, respectively); any unpaid principal and interest due December 18, 2009	208,231	157,500
Various subordinated notes payable; interest ranging from 5% to 11%; principal and interest payable monthly through January 2007	4,833	4,084
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through September 2009	14,688	14,499

	322,552	263,633
Less debt discount on Second Priority Credit Facility	(1,719)	(1,299)

	320,833	262,334
Less current portion	(10,276)	(11,480)

	$310,557	$250,854

     On February 9, 2005, the Company used a portion of the proceeds from its initial public offering to repay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As a result of these debt prepayments, the Company wrote off $1.5 million of deferred financing costs in February 2005 which is included in interest expense in the accompanying consolidated financial statements.

4. Income Taxes

     Holdings and Opco, through which a substantial portion of the Company’s business was operated prior to the Reorganization, are limited liability companies which are taxed as partnerships. As a result, the members of Holdings pay income taxes on the earnings of Opco, which are passed through to Holdings. In accordance with Holdings’ operating agreement, Holdings made cash distributions to its members to provide them with funds to pay taxes owed for their share of Holdings profits as a limited liability company.

     Certain divisions are consolidated in Holdings and are treated as separate corporate entities for income tax purposes (the consolidated corporations). Prior to the Reorganization, these consolidated corporations paid income taxes and recorded provisions for income taxes in their financial statements. As a result of the Company’s reorganization to a Delaware corporation in February 2005, ARC’s consolidated earnings became subject to federal, state and local taxes at a combined statutory rate of approximately 42%.

     The Company’s income tax provision (benefit) for the three months ended March 31, 2004 and 2005 are as follows:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Current:
Federal	$1,660	$3,176
State	465	761

	2,125	3,937

Deferred:
Deferred income tax provision, excluding the effects of the Reorganization.	174	1,055

Income tax provision, excluding the effects of the Reorganization	2,299	4,992

Deferred income tax benefit as a result of the Reorganization	—	(27,701)

Income tax provision (benefit)	$2,299	$(22,709)

     The Company’s income tax benefit of $22.7 million during the three months ended March 31, 2005 includes a one-time deferred income tax benefit of $27.7 million recorded in February 2005 in connection with the Company’s reorganization from a California limited liability company (LLC) to a Delaware corporation. This non-recurring income tax benefit is related to the setting up of the deferred income tax accounts from the assets and liabilities that were previously in the LLC, primarily comprised of tax-deductible goodwill and other temporary differences. This resulted in an increase in net deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount.

     The Company’s consolidated deferred tax assets and liabilities as of December 31, 2004 and March 31, 2005 consist of the following:

	December 31,	March 31,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Deferred tax assets (liabilities):
Current portion:
Financial statement accruals not currently deductible	$1,206	$2,502
State taxes	158	159

Net current deferred tax assets	1,364	2,661

Non-current portion:
Excess of income tax basis over net book value for financial reporting purposes of intangible assets	—	32,789
Excess of income tax basis over net book value for financial reporting purposes of property, plant and equipment	—	510
Deferred stock-based compensation	—	239

Excess of net book value for financial reporting purposes over income tax basis of property, plant and equipment	(1,653)	—
Excess of net book value for financial reporting purposes over income tax basis of intangible assets	(3,981)	(13,823)

Net non-current deferred tax assets (liabilities)	(5,634)	19,715

Net deferred tax assets (liabilities)	$(4,270)	$22,376

     A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
Statutory federal income tax rate	34.0%	35.0%
State taxes	3.5%	5.0%
Income of the LLC not taxed at the LLC level	(17.2)%	(1.1)%
Other	1.1%	(0.1)%

Effective income tax rate before non-recurring income tax benefit due to Reorganization.	21.4%	38.8%
Non-recurring income tax benefit due to reorganization	—	(215.4)%

Effective income tax rate	21.4%	(176.6)%

5. Commitments and Contingencies

     The Company is a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co., which is pending in the United States Bankruptcy Court, Southern District of New York. The Company managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding the Company’s handling of the assets of LF Co. The Trustee claims damages of not less than $9.5 million, as well as punitive damages and treble damages with respect to the Lanham Act claims. Previously, on or about October 10, 2003, a secured creditor of LF Co., Merrill Lynch Business Financial Services, Inc., or Merrill, had filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was most recently amended on or about July 6, 2004. Merrill’s claims are duplicated in the Trustee’s suit. The Company, in turn, has filed answers and counterclaims denying liability to the Trustee and seeking reimbursement of all costs and damages sustained as a result of the Trustee’s actions and in the Company’s efforts to assist LF Co. Discovery has commenced and is ongoing in each of these cases. The Company believes that it has meritorious defenses as well as substantial counterclaims against Merrill Lynch and the Trustee. The Company intends to vigorously contest the above matters. Based on the discovery and depositions to date, the Company does not believe that the outcome of the above matters will have a material adverse impact on its results of operations or financial condition.

     The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

6. Comprehensive Income

     Comprehensive income included changes in the fair value of certain financial derivative instruments, which qualify for hedge accounting. Comprehensive income totaled $7.2 million and $35.9 million, respectively, for the three months ended March 31, 2004 and 2005, respectively. The differences between net income and comprehensive income for each of these periods were as follows:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net income	$8,438	$35,563
Increase (Decrease) in fair value of financial derivative instruments, net of tax effects	(1,240)	308

Comprehensive income	$7,198	$35,871

7. Earnings Per Share

     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents excluded for anti-dilutive effects for the periods presented below. The Company’s common stock equivalents consist of stock options issued under the Company’s equity option plan, as well as warrants to purchase common stock issued during 2000 to certain creditors of the Company. All of such warrants were exchanged for shares of common stock of the Company in connection with the Company’s reorganization in February 2005 as discussed in the “Reorganization” section in Note 1.

     Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2004 and 2005:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
Weighted average common shares outstanding during the period — basic	35,487,511	40,749,833
Effect of dilutive stock options	1,002,016	898,349
Effect of dilutive warrants	832,069	253,663

Weighted average common shares outstanding during the period — diluted	37,321,596	41,901,845

8. Recent Accounting Pronouncements

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes included in this report, as well as Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K.

     In addition to historical information, this report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or future financial performance, and include statements regarding the Company’s business strategy, timing of, and plans for, the introduction of new products and enhancements, future sales, market growth and direction, competition, market share, revenue growth, operating margins and profitability. All forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements, expressed or implied, by these forward looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and are based upon information available to the Company as of the date of this report. We undertake no on-going obligation, other than that imposed by law, to update these forward-looking statements.

     Actual results could differ materially from our current expectations. Factors that could cause actual results to differ materially from current expectations, include among others, the following: (i) general economic conditions, such as changes in non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures; (ii) a downturn in the architectural, engineering and construction industry; (iii) competition in our industry and innovation by our competitors; (iv) our failure to anticipate and adapt to future changes in our industry; (v) failure to continue to develop and introduce new products and services successfully; (vi) our inability to charge for value-added services we provide our customers to offset potential declines in print volume; (vii) adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters; (viii) our inability to successfully identify and manage our acquisitions or open new branches; (ix) our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls; (x) adverse developments concerning our relationships with certain key vendors; and (xi) the loss of key personnel and qualified technical staff.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2004 Annual Report on Form 10-K. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

     We operate more than 180 reprographics service centers, including 176 service centers in over 140 cities in 30 states throughout the United States and the District of Columbia and four reprographics service centers in the Toronto metropolitan area and one in Mexico City, Mexico. In addition, we recently opened an ancillary technology development center in Calcutta, India. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service more than 65,000 active customers and employ over 3,430 people, including a sales force of approximately 260 employees.

     On February 9, 2005, we closed an initial public offering of our common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares, 7,666,667 shares were newly issued shares sold by us and 5,683,333 shares were outstanding shares sold by the selling stockholders. On March 2, 2005, an additional 1,685,300 shares were sold by certain selling stockholders pursuant to the exercise by the underwriters of their over-allotment option. As required by the operating agreement of Holdings, we repurchased all of the preferred equity of Holdings upon the closing of our initial public offering with $28.3 million of net proceeds from our initial public offering.

     On February 9, 2005 we used a portion of the proceeds from our initial public offering to repay $50.7 million of our $225 million senior second priority secured term loan facility and $9.0 million of our $100 million senior first priority secured term loan facility. As a result of the prepayments on our secured term loan credit facilities from our initial public offering proceeds, we wrote off approximately $1.5 million of deferred financing costs in February 2005. For further information concerning this debt repayment, see Note 3 to our Consolidated Financial Statements set forth in Item 1 of this report.

     We believe that sales to the AEC market accounted for approximately 80% of our net sales during the three months ended March 31, 2004 and 2005, with the remaining 20% consisting of sales to non-AEC markets. As a result, our operating results and financial condition are significantly impacted by various economic factors affecting the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures.

     The key financial measures used by our management to operate and assess the performance of our business are Net Sales and Costs and Expenses. These factors are discussed in the “Key Financial Measures” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation in our 2004 Annual Report on Form 10-K.

Non-GAAP Measures

     EBIT and EBITDA (and related ratios presented in this report) are supplemental measures of our performance that are not required by, or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.

     EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. We present EBIT and EBITDA (and related ratios presented in this report) because we consider them important supplemental measures of our performance and liquidity and believe that such measures are meaningful to investors because they are used by management for the reasons discussed below.

     We use EBIT as a metric to measure and compare the performance of our divisions. We operate our [40] divisions as separate business units, but manage debt and taxation at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our divisions. We also use EBIT as a metric to measure performance for the purpose of determining compensation at the division level and use EBITDA to measure performance and determine compensation at the consolidated level. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, because our divisions do not incur interest or income tax expense, the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow on a monthly basis as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures. In addition, certain covenants in our credit agreements require compliance with financial ratios based on EBITDA, adjusted for certain items as defined in our credit agreements.

     EBIT and EBITDA (and related ratios presented in this report) have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

     •     they do not reflect our cash expenditures, or future requirements for capital expenditures and contractual commitments;

     •     they do not reflect changes in, or cash requirements for, our working capital needs;

     •     they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

     •     although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;

     Because of these limitations, EBIT and EBITDA (and related ratios presented in this report) should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only supplementally.

     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA and net income:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Cash flows provided by operating activities	$8,554	$2,559
Changes in operating assets and liabilities	6,438	13,712
Non-cash expenses, including depreciation and amortization, and excluding deferred income taxes	(6,380)	(7,354)
Deferred income taxes	(174)	26,646
Income tax provision (benefit)	2,299	(22,709)
Interest expense	8,125	8,324

EBIT	18,862	21,178
Depreciation and amortization	4,514	4,430

EBITDA	23,376	25,608
Interest expense	(8,125)	(8,324)
Income tax (provision) benefit	(2,299)	22,709
Depreciation and amortization	(4,514)	(4,430)

Net income	$8,438	$35,563

The following is a reconciliation of net income to EBIT and EBITDA:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net income	$8,438	$35,563
Interest expense, net	8,125	8,324
Income tax provision (benefit)	2,299	(22,709)

EBIT	18,862	21,178
Depreciation and amortization	4,514	4,430

EBITDA	$23,376	$25,608

     The following is a reconciliation of our net income margin to our EBIT margin and EBITDA margin:

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
Net income margin	7.6%	30.5%
Interest expense, net	7.4%	7.2%
Income tax provision (benefit)	2.1%	(19.5)%

EBIT margin	17.1%	18.2%
Depreciation and amortization	4.1%	3.8%

EBITDA margin	21.2%	22.0%

Impact of Conversion from an LLC to a Corporation

     Immediately prior to our initial public offering in February 2005, we reorganized from a California limited liability company (LLC) to a Delaware corporation, American Reprographics Company (the Reorganization). In the Reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of our common stock and options to purchase shares of our common stock. As required by the operating agreement of Holdings, we repurchased all of the preferred equity of Holdings upon the closing of our initial public offering with a portion of the net proceeds from our initial public offering. As part of the Reorganization, all outstanding warrants to purchase common units were exchanged for shares of our common stock.

     In connection with the Reorganization, we recorded a one-time deferred income tax benefit of $27.7 million in February 2005 related to the setting up of the deferred income tax accounts from the assets that were previously in the LLC, primarily comprised of tax-deductible goodwill. This resulted in an increase in our deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount. See Note 4 — “Income Taxes” to our consolidated financial statements included in this report for additional details concerning this non-recurring deferred income tax benefit recorded in connection with the Reorganization.

     Going forward after the consummation of the Reorganization, we do not expect any significant impact on our operations as a result of the Reorganization apart from an increase in our effective tax rate due to corporate level taxes, which will be offset by the elimination of tax distributions to our members and the recognition of deferred income taxes upon our conversion from a California limited liability company to a Delaware corporation.

Income Taxes

     Holdings and Opco, through which a substantial portion of our business was operated prior to our reorganization in February 2005, are limited liability companies which are taxed as partnerships. As a result, the members of Holdings pay income taxes on the earnings of Opco which are passed through to Holdings. Certain divisions are consolidated in Holdings and are treated as separate corporate entities for income tax purposes (the consolidated corporations). Prior to the Reorganization, these consolidated corporations paid income taxes and recorded provisions for income taxes in their financial statements. As a result of the Company’s reorganization to a Delaware corporation in February 2005, ARC’s consolidated earnings became subject to federal, state and local taxes at a combined statutory rate of approximately 42%. See Note 4 — “Income Taxes” to our consolidated financial statements included in this report for additional details concerning income taxes.

     The unaudited pro forma incremental income tax provision and unaudited proforma earnings per common member unit amounts reflected in the following table were calculated as if our reorganization became effective on January 1, 2004, and excludes the one-time deferred income tax benefit of $27.7 million recorded in February 2005 in connection with our reorganization from a California limited liability company to a Delaware corporation. Our effective income tax rate during the first quarter of 2005, excluding the $27.7 million non-recurring deferred income tax benefit, was 41.4% which is lower than our effective income tax rate of 45.2% for the same period in 2004 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands,
	except per share data)
Net income	$8,438	$35,563
Deferred income tax benefit due to Reorganization	—	(27,701)

Proforma net income, excluding deferred income tax benefit due to Reorganization	8,438	7,862
Unaudited pro forma incremental income tax provision	(2,555)	(333)

Unaudited pro forma net income	$5,883	$7,529

Unaudited pro forma earnings per share:
Basic	$0.17	$0.18
Diluted	$0.16	$0.18

Results of Operations

     The following table provides information on the percentages of certain items of selected financial data compared to total net sales for the periods indicated:

	As a Percentage of Net Sales
	Three Months Ended
	March 31,
	2004	2005
Reprographics services	75.9%	75.3%
Facilities management	15.3	16.5
Equipment and supplies sales	8.8	8.2

Total net sales	100.0%	100.0%
Cost of sales	58.5	58.5

Gross profit	41.5	41.5
Selling, general and administrative expenses	24.3	23.1
Amortization of intangibles	0.4	0.3

Income from operations	16.8	18.1
Other income	0.2	0.1
Interest expense, net	(7.4)	(7.2)

Income before income tax provision (benefit)	9.7	11.0
Income tax provision (benefit)	2.1	(19.5)

Net income	7.6%	30.5%

     Our operating results continued to improve during the first quarter of 2005 due to an increase in our net sales as non-residential construction spending nationwide continues to rebound, driven by an improving job market and declining office vacancy rates. Our efforts to expand our national footprint of reprographics centers as well as our facilities management programs have also been important contributors to the growth in our net sales. We have opened 23 new branches in key markets since March 31, 2004 and expect to open an additional six branches by the end of 2005. We have also increased the number of our facilities management programs from approximately 1,640 as of March 31, 2004 to approximately 2,000 facilities management programs as of March 31, 2005. During the three months ended March 31, 2005, revenues from our facilities management programs amounted to $19.2 million, representing a 13.6% increase from the same period last year.

     We continue to focus on our key opportunities, which include: the expansion of our market share, our national footprint of reprographics centers and our facilities management programs; the establishment of our PlanWell technology as the industry standard for procuring digital reprographics online; and the expansion of our service offerings to non-AEC related industries.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended
	March 31,		Increase (decrease)
	2004	2005	(Dollars)	(Percent)
	(Unaudited)
	(Dollars in millions)
Reprographics services	$83.9	$87.7	$3.8	4.5%
Facilities management	16.9	19.2	2.3	13.6%
Equipment and supplies sales	9.7	9.6	(0.1)	(1.0)%

Total net sales	$110.5	$116.5	$6.0	5.4%

Gross profit	$45.9	$48.3	$2.4	5.2%
Selling, general and administrative expenses	$26.9	$26.9	$—	—%
Interest expense, net	$8.1	$8.3	$0.2	2.5%
Income tax provision (benefit)	$2.3	$(22.7)	$(25.0)	(1,087.0)%
Net income	$8.4	$35.6	$27.2	323.8%
EBITDA	$23.4	$25.6	$2.2	9.4%

     Net Sales. Net sales during the first quarter increased in 2005 compared to 2004 primarily due to the improvement of the U.S. economy, particularly in the Western United States, the growth of our facilities management business, the expansion of our revenue base through the opening of new branches, and by increasing our market share in certain markets. Of the $6.0 million increase in our first quarter 2005 net sales, approximately $2.3 million came from the increase in our facilities management business and approximately $1.8 million is attributable to business derived from new branches we opened since the end of the first quarter of 2004. Prices during this period remained relatively stable, indicating that our revenue increases were primarily volume driven. As job creation in the United States continues to move forward, and commercial vacancy rates in the United States continue to decline, we expect to see similar revenue trends in our reprographics services.

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

     Gross Profit. Our gross profit increased by $2.4 million during the first quarter of 2005 compared to the same period in 2004 primarily due to the increase in our net sales. We were able to reduce our material cost as a percentage of net sales from 15.6% in 2004 to 15.2% in 2005 due to a negotiated reduction in the cost of material from one of our major vendors, coupled with better waste control procedures. In addition, our production overhead as a percentage of net sales decreased from 18.2% in 2004 to 17.4% in 2005 due to the fixed cost nature of this expense coupled with the increase in our net sales. However, these gains were offset by the increase in our production labor cost as a percentage of net sales which increased from 21.5% in 2004 to 23.0% in 2005 due in part to new branch openings and the hiring of additional production labor in anticipation of continued growth in revenues, coupled with an increase in the cost of employee health benefits. As a result, our overall gross margin remained unchanged at 41.5% during both the first quarter of 2005 and 2004.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) remained unchanged at $26.9 million during the first quarter of 2005 and 2004. During 2005, our SG&A costs have increased due to higher sales commissions related to increased sales, higher incentive bonus accruals related to improved operating results compared to last year, and increased legal and accounting fees as a result of the reporting and compliance requirements we became subject to since our initial public offering in February 2005. Offsetting these increases in our SG&A costs are the cost reductions we have achieved from our efforts to consolidate back-office functions such as payroll and accounting among our operating divisions. As a percentage of net sales, SG&A decreased from 24.3% in 2004 to 23.1% in 2005 primarily due to higher net sales during the first quarter of 2005.

     Interest Expense. Net interest expense increased from $8.1 million in 2004 to $8.3 million in 2005 due to the $1.5 million write-off of deferred financing costs in February 2005 resulting from the $59.7 million in aggregate principal prepayment on our senior credit facilities with the proceeds from our initial public offering. Excluding this write-off of deferred financing costs in February 2005, our net interest expense during the first quarter decreased by $1.3 million in 2005 because we have reduced our total debt obligations by approximately $109.5 million since March 31, 2004 as a result of our debt prepayments from our IPO proceeds in February 2005 in addition to our debt payments made from internally generated cash flow during 2004. The decline in our net interest expense resulting from the reduction of our total debt obligations has been partially offset by an increase in interest rates. The weighted average interest rate on our variable rate debt has increased from 7.2% as of March 31, 2004 to 8.2% as of March 31, 2005.

     Income Taxes. The income tax benefit during the first quarter of 2005 resulted from the one-time income tax benefit of $27.7 million recorded in connection with our reorganization from a California limited liability company (LLC) to a Delaware corporation in February 2005. This non-recurring income tax benefit is related to the setting up of the deferred income tax accounts from the assets that were previously in the LLC, primarily comprised of tax-amortizable goodwill. This resulted in an increase in our deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount. Excluding this non-recurring deferred income tax benefit, our income tax provision during the first quarter of 2005 amounted to $5.0 million compared to $2.3 million in 2004, or an increase of $2.7 million over last year. This is primarily due to our reorganization from an LLC to a Delaware corporation in February 2005. Prior to our reorganization, a substantial portion of our company’s business was operated in an LLC, taxed as a partnership. As a result, the members of the LLC pay the income taxes on the earnings, not the LLC. Accordingly, no income taxes were provided on these earnings. During the first quarter of 2005 and 2004, the LLC had book income of $0.4 million and $5.4 million, respectively, which are not subject to tax at the LLC level. Effective from our reorganization in February 2005, all of our earnings are subject to federal, state and local taxes at a combined statutory rate of approximately 42%.

     Net Income. Net income increased in 2005 compared to 2004 primarily due to the $27.7 million non-recurring income tax benefit recognized during 2005. This was offset by the increase in our income tax provision due to our company’s reorganization from an LLC to a Delaware corporation and the $1.5 million write-off of deferred financing costs during the first quarter of 2005.

     EBITDA. Our EBITDA margin increased to 22.0% in 2005 compared to 21.2% in 2004 primarily due to higher revenues. For a reconciliation of EBITDA to net income, please see “- Non-GAAP Measures” above.

Liquidity and Capital Resources

     Our principal sources of cash have been cash provided by operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, capital expenditures, and, prior to the Reorganization in February 2005, tax-related distributions to Holdings’ members. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in this report.

	Three Months Ended
	March 31,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$8,554	$2,559

Net cash used in investing activities	$(3,110)	$(2,647)

Net cash used in financing activities	$(16,327)	$(6,019)

     Net cash provided by operating activities of $2.6 million for the three months ended March 31, 2005 primarily comprised of net income, net of non-cash related expenses which includes a $1.5 million non-recurring write-off of our deferred financing costs in connection with the early retirement of debt from our IPO proceeds during February 2005. This was offset by the non-cash related benefit from net deferred income taxes of $26.6 million. The primary working capital uses of cash were the increase in our accounts receivables of $8.3 million primarily related to our increased sales and the $4.3 million decrease in our accounts payable and accrued expenses mainly due to the timing of interest payments, as well as payments on trade payables and 2004 incentive bonus accruals during the first quarter of 2005.

     Net cash used in investing activities of $2.6 million for the three months ended March 31, 2005 primarily relates to acquisition of businesses and capital expenditures. Our cash used in investing activities decreased in 2005 because of lower capital expenditures due to improved utilization of our existing production capacity and stronger cost controls.

     Net cash used in financing activities of $6.0 million for the three months ended March 31, 2005 primarily relates to payments on long-term debt under our debt agreements and cash distributions to members. These are offset by the proceeds from borrowings under our debt agreements. We utilized the net proceeds from our IPO in February 2005 to redeem Holdings’ preferred equity and to pay down our senior secured credit facilities. In connection with our IPO, we also made a cash distribution of $8.2 million to certain members of Holdings which we funded through borrowings on our revolving credit facility. During the first quarter of 2005, we had $13 million of total borrowings on our revolving credit facility. As a result of our payments to our revolving credit facility during the first quarter of 2005, we have reduced our outstanding borrowings on our revolving credit facility to $2 million as of March 31, 2005. Subsequent to March 31, 2005, we paid this balance from cash provided by our operating activities and we currently have no outstanding borrowings on our revolving credit facility.

     Our cash position, working capital and debt obligations as of December 31, 2004 and March 31, 2005 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in this report.

	December 31,	March 31,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents	$13,826	$7,719
Working capital	22,773	28,950

Debt obligations:
Borrowings from senior secured credit facilities	301,312	243,751
Mandatorily redeemable preferred membership units	27,814	—
Other debt obligations	19,521	18,583

Total debt obligations	$348,647	$262,334

     We expect a positive impact on our liquidity and results of operations going forward due to lower interest expense resulting from the $88.0 million in aggregate pay down on our debt obligations in February 2005 from our IPO proceeds. However, this will be offset to a certain extent by rising market interest rates on our debt obligations under our senior secured credit facilities which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure About Market Risk,” we had $262.3 million of total debt obligations outstanding as of March 31, 2005 of which $243.8 million was bearing interest at variable rates approximating 8.2% on a weighted average basis as of March 31, 2005. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.7 million during the quarter ended March 31, 2005.

     We believe that our cash flow provided by operations will be adequate to cover our 2005 working capital needs, debt service requirements and planned capital expenditures to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt through capital lease agreements.

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

Off-Balance Sheet Arrangements

     There have been no changes in our off-balance sheet arrangements from the information provided in Item 7 — “Off-Balance Sheet Arrangements” in our Form 10-K for the year ended December 31, 2004.

Contractual Obligations and Other Commitments

     There have been no changes to our future contractual obligations during the quarter ended March 31, 2005 from the information provided in our Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

     Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. We have an interest rate hedge agreement which expires in

September 2005 and two interest rate collar agreements, one of which expires in September 2005 and the other expires in December 2006. Except as set forth below, there have been no material changes in market risk from the information reported in Item 7A — “Quantitative and Qualitative Disclosures about Market Risk” in our 2004 Annual Report on Form 10-K.

     At March 31, 2005, we had $262.3 million of total debt obligations of which $243.8 million was bearing interest at variable rates approximating 8.2% on a weighted average basis. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $0.7 million during the quarter ended March 31, 2005.

     We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2005, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 4. Controls and Procedures

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

     There were no changes to internal controls over financial reporting during the first quarter of 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of March 31, 2005.

Item 6. Exhibits

Number	Description
31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith

SIGNATURE PAGE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2005.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Sathiyamurthy Chandramohan
Chairman of the Board of Directors and
Chief Executive Officer

By:	/s/ Mark W. Legg
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14a/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.