Form 10-Q
period 2005-06-30
American Reprographics CO
filed 2005-08-11
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 North Central Avenue, Suite 550
Glendale, California 91203
(818) 500-0225
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     As of July 31, 2005, there were 43,931,154 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,826	$12,591
Accounts receivable, net	61,679	69,748
Inventories, net	6,012	5,894
Deferred taxes	1,364	2,859
Prepaid expenses and other current assets	7,855	5,797

Total current assets	90,736	96,889

Property and equipment, net	35,023	36,430
Goodwill	231,357	234,496
Other intangible assets, net	12,095	13,231
Deferred financing costs, net	6,619	4,778
Deferred taxes	—	18,442
Other assets	1,504	1,407

Total assets	$377,334	$405,673

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$21,170	$21,625
Accrued payroll and payroll-related expenses	11,683	12,159
Accrued expenses	24,834	22,348
Current portion of long-term debt and capital leases	10,276	11,978

Total current liabilities	67,963	68,110

Long-term debt and capital leases, net of debt discount	310,557	244,374
Mandatorily redeemable preferred membership units	27,814	—
Deferred taxes	5,634	—
Other long-term liabilities	375	377

Total liabilities	412,343	312,861

Commitments and Contingencies (Note 5)
Stockholders’ equity (deficit):
Members’ deficit	(32,688)	—
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; zero and 43,931,154 shares issued and outstanding	—	44
Additional paid-in capital	—	49,730
Deferred stock-based compensation	(2,527)	(2,219)
Retained earnings	—	45,032
Accumulated other comprehensive income	206	225

Total stockholders’ equity (deficit)	(35,009)	92,812

Total liabilities and stockholders’ equity (deficit)	$377,334	$405,673

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Reprographics services	$87,001	$94,708	$170,891	$182,403
Facilities management	18,347	21,076	35,256	40,248
Equipment and supplies sales	10,267	9,776	19,986	19,375

Total net sales	115,615	125,560	226,133	242,026
Cost of sales	66,191	71,906	130,790	140,047

Gross profit	49,424	53,654	95,343	101,979

Selling, general and administrative expenses	28,363	28,140	55,264	55,021
Amortization of intangible assets	422	431	852	815

Income from operations	20,639	25,083	39,227	46,143

Other income	(293)	(106)	(567)	(224)
Interest expense, net	8,405	6,194	16,530	14,518

Income before income tax provision (benefit)	12,527	18,995	23,264	31,849
Income tax provision (benefit)	2,682	7,612	4,981	(15,097)

Net income	$9,845	$11,383	$18,283	$46,946

Earnings per share:
Basic	$0.28	$0.26	$0.52	$1.13

Diluted	$0.26	$0.25	$0.49	$1.10

Weighted average common shares outstanding:
Basic	35,487,511	43,931,154	35,487,511	41,690,494
Diluted	37,437,422	44,861,155	37,437,422	42,771,754
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
		Common Stock		Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity
	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2004	$(32,688)	—	$—	$—	$(2,527)	$—	$206	$(35,009)
Amortization of deferred stock-based compensation for the period from January 1 to February 9, 2005	—	—	—	—	61	—	—	61
Comprehensive income for the period from January 1 to February 9, 2005:
Net income	1,914	—	—	—	—	—	—	1,914
Fair value adjustment of derivatives	—	—	—	—	—	—	195	195

Comprehensive income								2,109

Distributions to members	(8,244)	—	—	—	—	—	—	(8,244)
Reorganization from LLC to “C” Corporation	39,018	35,510,011	35	(39,053)	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	—	7,666,667	8	92,682	—	—	—	92,690
Issuance of common stock in exchange for warrants exercised upon initial public offering	—	754,476	1	—	—	—	—	1
Direct costs of initial public offering	—	—	—	(3,899)	—	—	—	(3,899)
Amortization of deferred stock-based compensation for the period from February 10 to June 30, 2005	—	—	—	—	247	—	—	247
Comprehensive income for the period from February 10 to June 30, 2005:
Net income	—	—	—	—	—	45,032	—	45,032
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	(176)	(176)

Comprehensive income								44,856

Balance at June 30, 2005	$—	43,931,154	$44	$49,730	$(2,219)	$45,032	$225	$92,812

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Operating activities
Net income	$18,283	$46,946
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	982	449
Allowance for doubtful accounts	820	723
Reserve for inventory obsolescence	30	90
Depreciation	8,569	8,074
Amortization of intangible assets	852	815
Amortization of deferred financing costs	987	823
Deferred income taxes	701	(25,571)
Write-off of deferred financing costs	—	1,631
Amortization of deferred stock-based compensation	167	308
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(11,424)	(7,527)
Inventory	(161)	200
Prepaid expenses and other assets	(928)	720
Accounts payable and accrued expenses	9,805	(3,092)

Net cash provided by operating activities	28,683	24,589

Investing activities
Capital expenditures	(3,427)	(2,476)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with acquisitions	(1,880)	(4,076)
Other	(115)	(209)

Net cash used in investing activities	(5,422)	(6,761)

Financing activities
Proceeds from initial public offering, net of underwriting discounts	—	92,690
Direct costs of initial public offering	—	(1,487)
Redemption of preferred member units	—	(28,263)
Proceeds from borrowings under debt agreements	1,000	13,000
Payments on long-term debt under debt agreements	(21,367)	(86,636)
Payment of loan fees	(355)	(123)
Member distributions	(3,045)	(8,244)

Net cash used in financing activities	(23,767)	(19,063)

Net decrease in cash and cash equivalents	(506)	(1,235)
Cash and cash equivalents at beginning of period	17,315	13,826

Cash and cash equivalents at end of period	$16,809	$12,591

Supplemental disclosure of cash flow information Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$4,696	$6,104
Issuance of subordinated notes in connection with the acquisition of businesses	$250	$1,974
Change in fair value of derivatives	$1,031	$19
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Consolidated Financial Statements (Unaudited)
1. Description of Business and Basis of Presentation
     American Reprographics Company (ARC or the Company) is the leading reprographics company in the United States providing business-to-business document management services primarily to the architectural, engineering and construction industry, or AEC industry. ARC also provides these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality, that also require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company (Opco), and its subsidiaries.
Reorganization and Initial Public Offering
     Prior to the consummation of the Company’s initial public offering on February 9, 2005, the Company was reorganized (the Reorganization) from a California limited liability company (American Reprographics Holdings, L.L.C. or Holdings) to a Delaware corporation (American Reprographics Company). In connection with the Reorganization, the members of Holdings exchanged their common member units for common stock of ARC. Each option issued to purchase Holdings’ common member units under Holding’s equity option plan was exchanged for an option exercisable for shares of ARC’s common stock with the same exercise prices and vesting terms as the original grants. In addition, all outstanding warrants to purchase common units of Holdings were exchanged for shares of ARC’s common stock.
     On February 9, 2005, the Company closed an initial public offering (IPO) of its common stock at $13.00 per share, consisting of 7,666,667 newly issued shares sold by the Company and 5,683,333 outstanding shares sold by the selling stockholders. The Company used net proceeds from its IPO to prepay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As required by the operating agreement of Holdings, the Company also repurchased all of the preferred equity of Holdings upon the closing of the Company’s initial public offering with $28.3 million of the net proceeds from the IPO. Please see our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and our 2004 Annual Report on Form 10-K for additional information concerning our IPO.
     Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for income taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, the Company made a cash distribution of $8.2 million to such members on February 9, 2005 in connection with the consummation of its IPO to bring their proportionate share of tax distributions equal to the rest of the members of Holdings. These distributions have been reclassified into additional paid-in capital in the Company’s consolidated balance sheet as of June 30, 2005 in connection with the Reorganization in February 2005. See the accompanying condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2005 for additional details regarding the changes in the Company’s capital accounts resulting from the Reorganization.
Basis of Presentation
     The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
2. Accounting for Equity-Based Compensation
     The Company accounts for grants of options to employees to purchase its common stock using the intrinsic value method in accordance with APB Opinion No. 25 and FIN No. 44, “Accounting for Certain Transactions Involving Stock Compensation.” As permitted by SFAS No. 123 and as amended by SFAS No. 148, the Company has chosen to continue to account for such option grants under APB Opinion No. 25 and provide the expanded disclosures specified in SFAS No. 123, as amended by SFAS No. 148.
     Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income attributable to common stockholders and earnings per share for the three and six months ended June 30, 2004 and 2005 would have been the adjusted pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income:
As reported	$9,845	$11,383	$18,283	$46,946
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	90	83	90	182
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(147)	(106)	(169)	(244)

Proforma	$9,788	$11,360	$18,204	$46,884

Basic earnings per share:
As reported	$0.28	$0.26	$0.52	$1.13
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—	—	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	—	—	(0.01)

Proforma	$0.28	$0.26	$0.52	$1.12

Diluted earnings per share:
As reported	$0.26	$0.25	$0.49	$1.10
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—	—	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	—	—	(0.01)

Proforma	$0.26	$0.25	$0.49	$1.09

          For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months and six months ended June 30, 2004 and 2005: dividend yields of 0% for all periods; expected volatility of 32.4% and 28.3%, respectively; risk-free interest rates of 3.0% and 2.9%, respectively; and expected lives of 2.5 years for all periods.

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
     During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3.1 million in connection with the issuance as the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the Company’s initial public offering which was consummated on February 9, 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of June 30, 2005, the Company has cumulatively amortized $0.9 million of the deferred compensation charge.
          In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment.” SFAS No. 123R addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method that is currently used and requires that such transactions be accounted for using a fair value-based method and recognized as expense in the consolidated statement of operations. The effective date of SFAS No. 123R was originally set for interim and annual periods beginning after June 15, 2005. On April 15, 2005, the SEC adopted an amendment to Regulation S-X that delays the date by which the Company must adopt SFAS No. 123R. Under these new rules, the Company is required to adopt SFAS 123R on January 1, 2006, although earlier adoption is permitted. The Company is in the process of reviewing the provisions of SFAS No. 123R and plans to adopt this statement on January 1, 2006. However, the Company has made no definitive decisions regarding transition methods or option valuation methods.
3. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	June 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; any unpaid principal and interest due December 18, 2008	$—	$—
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (5.26% and 6.16% interest rate at December 31, 2004 and June 30, 2005, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	94,800	77,300
Borrowings from senior secured Second Priority — Term Loan Credit Facility; variable interest payable quarterly (8.92% and 10.24% interest rate at December 31, 2004 and June 30, 2005, respectively); any unpaid principal and interest due December 18, 2009	208,231	157,500
Various subordinated notes payable; interest ranging from 5% to 11%; principal and interest payable monthly through January 2007	4,833	5,103
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through June 2010	14,688	17,681

	322,552	257,584
Less debt discount on Second Priority Credit Facility	(1,719)	(1,232)

	320,833	256,352
Less current portion	(10,276)	(11,978)

	$310,557	$244,374

     On February 9, 2005, the Company used a portion of the proceeds from its initial public offering to prepay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As a result of these debt prepayments, the Company wrote off $1.5 million of deferred financing costs in February 2005 which is included in interest expense in the accompanying consolidated financial statements.
     On July 5, 2005, the Company entered into an Amended and Restated Credit and Guaranty Agreement (the Amended Credit Agreement) with its senior lenders which amended the structure of the Company’s senior secured first priority credit facilities in order to (i) support the Company’s growth initiatives which include, among others, strategic acquisitions and capital expenditures for the opening of new branches and the expansion of facilities management programs, and (ii) reduce the interest rate on the Company’s borrowings under the First Priority Term Loan Credit Facility. The significant amendments to the terms of the Company’s senior secured credit facilities include the following:
•	The Company’s existing First Priority Revolving Credit Facility and First Priority Term Loan Credit Facility were restructured into a new senior secured credit facility aggregating up to $122.3 million, consisting of a $77.3 million Tranche C Term Loan Facility, a $30 million Revolving Credit Facility, and permits the Company, as needed for the purpose of financing any future business acquisitions, to request the establishment of one or more new term loan commitments in an amount not to exceed $15 million in the aggregate. The terms and provisions of any such new term loans will be identical to the Tranche C Term Loan Facility, including, without limitation, with respect to amortization, interest and maturity.

•	Borrowings under the new Tranche C Term Loan Facility will bear an interest rate calculated at either (i) a Eurodollar rate plus 1.75% per annum, or (ii) an Index Rate, as defined in the Amended Credit Agreement, plus 0.75% per annum. This represents a 125-basis point reduction in the annual interest rate as compared to the annual interest rate on the Company’s borrowings under the existing First Priority Term Loan Credit Facility which, prior to July 5, 2005, were subject to an interest rate equal to either (i) a Eurodollar rate plus 3.0% per annum, or (ii) an Index Rate, as defined in the existing credit agreement, plus 2.0% per annum.

•	Certain debt covenant thresholds were adjusted to make them less restrictive and thereby providing the Company with greater operating flexibility. Such adjustments include the following:
•	An increase in the aggregate purchase price limitation for business acquisitions for the fiscal year ending December 31, 2005;

•	An increase in the limitation for the aggregate amount of new seller notes payable that may be issued in connection with business acquisitions;

•	An increase in the annual threshold for earnout obligations that the Company may undertake in connection with business acquisitions;

•	An increase in the threshold for capital expenditures during any trailing twelve-month period;

•	An increase in the limitation on capital lease obligations outstanding;

•	A reduction in the maximum leverage ratio threshold, as defined in the Amended Credit Agreement, from 4.90 to 3.75;

•	Elimination of the scheduled increase in the fixed charge coverage ratio threshold. In accordance with the Amended Credit Agreement, the fixed charge coverage ratio threshold will remain constant at 1.10.
     Except as described above, all other material terms and conditions, including the maturity dates, of the Company’s existing senior secured credit facilities remained similar to those as described in Note 4 – “Long-Term Debt” to our consolidated financial statements included in our 2004 Annual Report on Form 10-K.
     The Amended Credit Agreement is not considered to represent a significant modification for financial reporting purposes. As a result, the Company capitalized the $0.2 million of amendment fees incurred as debt issuance costs which will be amortized over the term of the Amended Credit Agreement. Professional fees and other related costs incurred in connection with the Amended Credit Agreement were expensed as incurred.

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
     The Company’s income tax provision (benefit) for the three and six months ended June 30, 2004 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Current:
Federal	$1,744	$5,435	$3,403	$8,611
State	411	1,102	877	1,863

	2,155	6,537	4,280	10,474

Deferred:
Deferred income tax provision, excluding the effects of the Reorganization.	527	1,075	701	2,130

Income tax provision, excluding the effects of the Reorganization	2,682	7,612	4,981	12,604

Deferred income tax benefit as a result of the Reorganization	—	—	—	(27,701)

Income tax provision (benefit)	$2,682	$7,612	$4,981	$(15,097)

     The Company’s net income tax benefit of $15.1 million during the six months ended June 30, 2005 includes a one-time deferred income tax benefit of $27.7 million recorded in February 2005 in connection with the Company’s reorganization from a California limited liability company (LLC) to a Delaware corporation. This non-recurring income tax benefit is related to the setting up of the deferred income tax accounts from the assets and liabilities that were previously in the LLC, primarily comprised of tax-deductible goodwill and other temporary differences. This resulted in an increase in net deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount.

     The Company’s consolidated deferred tax assets and liabilities as of December 31, 2004 and June 30, 2005 consist of the following:

	December 31,	June 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Deferred tax assets (liabilities):
Current portion:
Financial statement accruals not currently deductible	$1,206	$2,700
State taxes	158	159

Net current deferred tax assets	1,364	2,859

Non-current portion:
Excess of income tax basis over net book value for financial reporting purposes of intangible assets	—	32,435
Excess of income tax basis over net book value for financial reporting purposes of property, plant and equipment	—	510
Deferred stock-based compensation	—	359

Excess of net book value for financial reporting purposes over income tax basis of property, plant and equipment	(1,653)	—
Excess of net book value for financial reporting purposes over income tax basis of intangible assets	(3,981)	(14,862)

Net non-current deferred tax assets (liabilities)	(5,634)	18,442

Net deferred tax assets (liabilities)	$(4,270)	$21,301

     A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Statutory federal income tax rate	34.0%	35.0%	34.0%	35.0%
State taxes	3.8%	4.8%	3.8%	4.8%
Income of the LLC not taxed at the LLC level	(18.2)%	—	(18.2)%	(0.5)%
Other	1.8%	0.3%	1.8%	0.3%

Effective income tax rate before non-recurring income tax benefit due to Reorganization.	21.4%	40.1%	21.4%	39.6%
Non-recurring income tax benefit due to reorganization	—	—	—	(87.0)%

Effective income tax rate	21.4%	40.1%	21.4%	(47.4)%

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
6. Comprehensive Income
     Comprehensive income includes changes in the fair value of certain financial derivative instruments which qualify for hedge accounting. The differences between net income and comprehensive income for the three and six months ended June 30, 2004 and 2005 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net income	$9,845	$11,383	$18,283	$46,946
Increase (Decrease) in fair value of financial derivative instruments, net of tax effects	2,272	(289)	1,031	19

Comprehensive income	$12,117	$11,094	$19,314	$46,965

7. Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents excluded for anti-dilutive effects for the periods presented below. The Company’s common stock equivalents consist of stock options issued under the Company’s equity option plan, as well as warrants to purchase common stock issued during 2000 to certain creditors of the Company. All of such warrants were exchanged for shares of common stock of the Company in connection with the Company’s reorganization in February 2005 as discussed in the “Reorganization and Initial Public Offering” section in Note 1.
     Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2004 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
Weighted average common shares outstanding during the period — basic	35,487,511	43,931,154	35,487,511	41,690,494
Effect of dilutive stock options	1,117,842	930,001	1,117,842	930,001
Effect of dilutive warrants	832,069	—	832,069	151,259

Weighted average common shares outstanding during the period — diluted	37,437,422	44,861,155	37,437,422	42,771,754

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
Overview
     We are the leading reprographics company in the United States providing business-to-business document management services primarily to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as the technology, financial services, retail, entertainment, and food and hospitality industries, that also require sophisticated document management services.
     We operate more than 190 reprographics service centers, including 187 service centers in over 150 cities in 30 states throughout the United States and the District of Columbia, four reprographics service centers in the Toronto metropolitan area and one in Mexico City, Mexico. During the second quarter of 2005, we opened an ancillary technology development center in Calcutta, India. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services, typically within a 5 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We serve more than 65,000 active customers and employ over 3,500 people, including a sales force of approximately 260 employees.
     On February 9, 2005, the Company closed an initial public offering (IPO) of its common stock at $13.00 per share, consisting of 7,666,667 newly issued shares sold by the Company and 5,683,333 outstanding shares sold by the selling stockholders. The Company used net proceeds from its IPO to prepay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As required by the operating agreement of Holdings, the Company also repurchased all of the preferred equity of Holdings upon the closing of the Company’s IPO with $28.3 million of the net proceeds from the IPO.
     We believe that sales to the AEC market accounted for approximately 80% of our net sales during the three and six months ended June 30, 2004 and 2005, with the remaining 20% consisting of sales to non-AEC markets. As a result, our operating results and financial condition are significantly impacted by various economic factors affecting the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures.
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
     We use EBIT as a metric to measure and compare the performance of our divisions. We operate our 39 divisions as separate business units, but manage debt and taxation at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our divisions. We also use EBIT as a metric to measure performance for the purpose of determining compensation at the division level and use EBITDA to measure performance and determine compensation at the consolidated level. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, because our divisions do not incur interest or income tax expense, the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow on a monthly basis as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures. In addition, certain covenants in our credit agreements require compliance with financial ratios based on EBITDA, adjusted for certain items as defined in our credit agreements.

     EBIT and EBITDA (and related ratios presented in this report) have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
     · they do not reflect our cash expenditures, or future requirements for capital expenditures and contractual commitments;
     · they do not reflect changes in, or cash requirements for, our working capital needs;
     · they do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;
     · although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements;
     Because of these limitations, EBIT and EBITDA (and related ratios presented in this report) should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only supplementally.
     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA and net income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Cash flows provided by operating activities	$20,129	$22,030	$28,683	$24,589
Changes in operating assets and liabilities	(3,730)	(4,013)	2,708	9,699
Non-cash expenses, including depreciation and amortization, and excluding deferred income taxes	(6,027)	(5,559)	(12,407)	(12,913)
Deferred income taxes	(527)	(1,075)	(701)	25,571
Income tax provision (benefit)	2,682	7,612	4,981	(15,097)
Interest expense	8,405	6,194	16,530	14,518

EBIT	20,932	25,189	39,794	46,367
Depreciation and amortization	4,907	4,459	9,421	8,889

EBITDA	25,839	29,648	49,215	55,256
Interest expense	(8,405)	(6,194)	(16,530)	(14,518)
Income tax (provision) benefit	(2,682)	(7,612)	(4,981)	15,097
Depreciation and amortization	(4,907)	(4,459)	(9,421)	(8,889)

Net income	$9,845	$11,383	18,283	$46,946

     The following is a reconciliation of net income to EBIT and EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net income	$9,845	$11,383	$18,283	$46,946
Interest expense, net	8,405	6,194	16,530	14,518
Income tax provision (benefit)	2,682	7,612	4,981	(15,097)

EBIT	20,932	25,189	39,794	46,367
Depreciation and amortization	4,907	4,459	9,421	8,889

EBITDA	$25,839	$29,648	$49,215	$55,256

The following is a reconciliation of our net income margin to our EBIT margin and EBITDA margin:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
Net income margin	8.5%	9.1%	8.1%	19.4%
Interest expense, net	7.3%	4.9%	7.3%	6.0%
Income tax provision (benefit)	2.3%	6.1%	2.2%	(6.2%)

EBIT margin	18.1%	20.1%	17.6%	19.2%
Depreciation and amortization	4.2%	3.6%	4.2%	3.7%

EBITDA margin	22.3%	23.7%	21.8%	22.9%

Impact of Conversion from an LLC to a Corporation
     Immediately prior to our initial public offering in February 2005, we reorganized from a California limited liability company (LLC) to a Delaware corporation, American Reprographics Company (the Reorganization). In connection with the Reorganization, we recorded a one-time deferred income tax benefit of $27.7 million in February 2005 related to the setting up of the deferred income tax accounts from the assets that were previously in the LLC, primarily comprised of tax-deductible goodwill. This resulted in an increase in our deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount. See Note 4 – “Income Taxes” to our consolidated financial statements included in this report for additional details concerning this non-recurring deferred income tax benefit recorded in connection with the Reorganization.
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
Income Taxes
     Holdings and Opco, through which a substantial portion of our business was operated prior to our reorganization in February 2005, are limited liability companies which are taxed as partnerships. As a result, the members of Holdings paid income taxes on the earnings of Opco which were passed through to Holdings. Certain divisions were consolidated in Holdings and were treated as separate corporate entities for income tax purposes (the consolidated corporations). These consolidated corporations paid income tax and record provisions for income taxes in their financial statements. See Note 4 – “Income Taxes” to our consolidated financial statements included in this report for additional details concerning income taxes.
     The unaudited pro forma incremental income tax provision and unaudited proforma earnings per common member unit amounts reflected in the following table were calculated as if our Reorganization became effective on January 1, 2004, and excludes the one-time deferred income tax benefit of $27.7 million recorded in February 2005 in connection with our Reorganization. Our effective income tax rate during the three and six months ended June 30, 2005, calculated as if our Reorganization became effective on January 1, 2004 and excluding the $27.7 million non-recurring deferred income tax benefit, was 40.1% and 40.6%, respectively. These are lower than our effective income tax rate of 45.2% for the same periods in 2004 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income	$9,845	$11,383	$18,283	$46,946
Deferred income tax benefit due to Reorganization	—	—	—	(27,701)

Proforma net income, excluding deferred income tax benefit due to Reorganization	9,845	11,383	18,283	19,245
Unaudited pro forma incremental income tax provision	(2,981)	—	(5,536)	(333)

Unaudited pro forma net income	$6,864	$11,383	$12,747	$18,912

Unaudited pro forma earnings per share:
Basic	$0.19	$0.26	$0.36	$0.45
Diluted	$0.18	$0.25	$0.34	$0.44
Results of Operations
     The following table provides information on the percentages of certain items of selected financial data compared to total net sales for the periods indicated:

	As a Percentage of Net Sales
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2005	2004	2005
Reprographics services	75.2%	75.4%	75.6%	75.4%
Facilities management	15.9	16.8	15.6	16.6
Equipment and supplies sales	8.9	7.8	8.8	8.0

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.3	57.3	57.8	57.9

Gross profit	42.7	42.7	42.2	42.1
Selling, general and administrative expenses	24.5	22.4	24.4	22.7
Amortization of intangibles	0.4	0.3	0.4	0.3

Income from operations	17.8	20.0	17.4	19.1
Other income	0.3	0.1	0.2	0.1
Interest expense, net	(7.3)	(4.9)	(7.3)	(6.0)

Income before income tax provision (benefit)	10.8	15.2	10.3	13.2
Income tax provision (benefit)	2.3	6.1	2.2	(6.2)

Net income	8.5%	9.1%	8.1%	19.4%

     We posted strong operating results during the three and six months ended June 30, 2005 due to an increase in our net sales as we experienced positive impact from favorable overall macroeconomic trends that began in 2004 and continued through the second quarter of 2005, including moderate upturn in demand for commercial office space due to expanding employment and continued business investment. Our efforts to expand our national footprint of reprographics centers as well as our facilities management programs have also been important contributors to the growth in our net sales.
     We continue to focus on our key opportunities, which include: the expansion of our market share, our national footprint of reprographics centers and our facilities management programs; the establishment of our PlanWell technology as the industry standard for procuring digital reprographics online; and the expansion of our service offerings to non-AEC related industries.
Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

	Three Months Ended				Six Months Ended
	June 30,		Incr (Decr)		June 30,		Incr (Decr)
	2004	2005	$	%	2004	2005	$	%

Reprographics services	87.0	94.7	7.7	8.9%	170.9	182.4	11.5	6.7%
Facilities management	18.3	21.1	2.8	15.3%	35.2	40.2	5.0	14.2%
Equipment and supplies sales	10.3	9.8	(0.5)	-4.9%	20.0	19.4	(0.6)	-3.0%

Total net sales	115.6	125.6	10.0	8.7%	226.1	242.0	15.9	7.0%

Gross profit	49.4	53.7	4.3	8.7%	95.3	102.0	6.7	7.0%
Selling, general and administrative expenses	28.4	28.1	(0.3)	-1.1%	55.3	55.0	(0.3)	-0.5%
Interest expense, net	8.4	6.2	(2.2)	-26.2%	16.5	14.5	(2.0)	-12.1%
Income tax provision (benefit)	2.7	7.6	4.9	181.5%	5.0	(15.1)	(20.1)	-402.0%
Net income	9.8	11.4	1.6	16.3%	18.3	46.9	28.6	156.3%
EBITDA	25.8	29.6	3.8	14.7%	49.2	55.3	6.1	12.4%
     Net Sales. Net sales during the three and six months ended June 30, 2005 increased compared to last year primarily due to the continued overall improvement of the U.S. economy, the growth of our facilities management business, the expansion of our revenue base through the opening of new branches, and by increasing our market share in certain markets. Prices during this period remained relatively stable, indicating that our revenue increases were primarily volume driven.
     While revenue from our reprographics services and facilities management increased, our revenue generated from sales of equipment and supplies sales decreased. This was due to our continuing ability to convert many of our equipment sales contracts into facilities management contracts.
     Gross Profit. Our gross profit increased by $4.3 million and $6.7 million during the three and six months ended June 30, 2005, respectively, compared to the same periods in the prior year, primarily due to the increase in our net sales. During the first half of 2005, we were able to reduce our cost of materials as a percentage of net sales mainly due to an improvement in our revenue mix coupled with better waste control procedures. Our production overhead as a percentage of net sales during the first half of 2005 also decreased due to the fixed cost nature of this expense coupled with the increase in our net sales. However, these gains were offset by the increase in our production labor cost as a percentage of net sales due in part to new branch openings and the hiring of additional production labor in anticipation of continued growth in revenues. As a result, our overall gross margin during the six months ended June 30, 2005 remained relatively constant from a year earlier at 42.1%.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) decreased by $0.3 million or 1.1% during the second quarter of 2005 from a year earlier due to the cost reductions realized from our efforts to consolidate back-office functions, such as payroll and accounting, among our operating divisions. We achieved an overall reduction in our SG&A expenses during the first six months of 2005 despite increased legal and accounting fees as a result of the reporting and compliance requirements we became subject to since our initial public offering in February 2005, and an increase in our selling and marketing costs due to higher sales commissions related to increased sales. As a percentage of net sales during the second quarter, SG&A decreased from 24.5% in 2004 to 22.4% in 2005 due to our successful cost cutting efforts and gains in operating efficiency, combined with higher net sales.
     Interest Expense. Net interest expense during the second quarter of 2005 decreased by $2.2 million compared to 2004 because we have made approximately $126.0 million of net principal paydowns on our debt obligations since June 30, 2004. Of this amount, approximately $89 million came from proceeds from our IPO in February 2005, and the remainder of our debt paydowns came from our internally generated cash flow. Our net interest expense during the first half of 2005 reflects a $1.5 million write-off of deferred financing costs in February 2005 resulting from the principal prepayment on our senior credit facilities with the proceeds from our IPO. The decline in our net interest expense resulting from the reduction of our total debt obligations has been partially offset by rising interest rates. The weighted average interest rate on our variable rate debt has increased to 8.9% as of June 30, 2005 compared to 7.3% as of June 30, 2004.
     Income Taxes. Our income tax provision during the second quarter increased from $2.7 million in 2004 to $7.6 million in 2005 because of our reorganization from a California limited liability company (LLC) to a Delaware corporation in February 2005 in conjunction with our IPO. Prior to our reorganization, a substantial portion of our company’s business was operated in an LLC, taxed as a partnership. As a result, the members of the LLC pay the income taxes on the earnings, not the LLC. Accordingly, no income taxes were provided on these earnings. During the second quarter of 2004, the LLC had book income of $7.1 million which was not subject to tax at the LLC level. Including the proforma incremental income tax provision that would have applied had we been a Delaware corporation since the beginning of last year, our income tax provision increased from $5.7 million during the second quarter of 2004 to $7.6 million for the same period in 2005 due to an increase in our taxable income. Our proforma effective income tax rate during the second quarter decreased from 45.2% in 2004 to 40.1% in 2005 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.
     We have a net income tax benefit of $15.1 million during the six months ended June 30, 2005 resulting from the one-time income tax benefit of $27.7 million recorded in connection with our reorganization from an LLC to a Delaware corporation in February 2005. This non-recurring income tax benefit is related to the setting up of the deferred income tax accounts from the assets that were previously in the LLC, primarily comprised of tax-amortizable goodwill. This resulted in an increase in our deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount. Excluding this non-recurring deferred income tax benefit, our income tax provision during the first half of 2005 amounted to $12.6 million compared to $5.0 million in 2004, or an increase of $7.6 million over the same period in 2004. This is primarily due to (i) our reorganization from an LLC to a Delaware corporation in February 2005, and (ii) an increase in our pretax income during the first six months of 2005. During the first half of 2004, the LLC had book income of $12.5 million which was not subject to tax at the LLC level compared to $0.4 million during the first half of 2005.
     Our overall proforma effective income tax rate during the three and six months ended June 30, 2005 decreased to 40.1% and 40.6%, respectively, compared to 45.2% for the same periods in 2004 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.

     Net Income. Net income increased by $1.6 million or 16.3% in the second quarter of 2005 compared to the same period in 2004 primarily due to higher revenues and lower interest expense. Net income during the first half of 2005 increased by $28.6 million primarily due to the $27.7 million non-recurring income tax benefit recognized during 2005 due to our reorganization in February 2005. This was offset by the increase in our income tax provision due to our company’s reorganization from an LLC to a Delaware corporation and the $1.5 million write-off of deferred financing costs during the first quarter of 2005.
     EBITDA. Our EBITDA margin during the three and six months ended June 30, 2005 increased to 23.7% and 22.9%, respectively, compared to 22.3% and 21.8% for the comparable periods in 2004, respectively, primarily due to higher revenues. For a reconciliation of EBITDA to net income, please see “ Non-GAAP Measures” above.
Liquidity and Capital Resources
     Our principal sources of cash have been cash provided by our operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for payment of principal and interest on outstanding debt obligations, acquisitions of reprographics businesses, capital expenditures, and, prior to the Reorganization in February 2005, tax-related distributions to Holdings’ members. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included in this report.

	Six Months Ended
	June 30,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$28,683	$24,589

Net cash used in investing activities	$(5,422)	$(6,761)

Net cash used in financing activities	$(23,767)	$(19,063)

     Net cash provided by operating activities of $24.6 million for the six months ended June 30, 2005 was primarily comprised of net income, net of non-cash related expenses which include a $1.5 million non-recurring write-off of our deferred financing costs in connection with the early retirement of debt from our IPO proceeds during February 2005. This was offset by the non-cash related benefit from net deferred income taxes of $25.6 million during the first six months of 2005. The primary working capital uses of cash during the first half of 2005 were the increase in our accounts receivables of $7.5 million primarily related to our increased sales and the $3.1 million decrease in our accounts payable and accrued expenses mainly due to the timing of interest payments, as well as payments on trade payables and other accrued expenses.
     Net cash used in investing activities of $6.8 million for the six months ended June 30, 2005 primarily relates to acquisition of businesses and capital expenditures. Our cash used in investing activities increased in the first half of 2005 because of higher cash outlays for business acquisitions, which was offset by lower capital expenditures due to improved utilization of our existing production capacity and stronger cost controls.
     Net cash used in financing activities of $19.1 million for the six months ended June 30, 2005 primarily relates to payments on long-term debt under our debt agreements and cash distributions to members. These are offset by the proceeds from borrowings under our debt agreements. We utilized the net proceeds from our IPO in February 2005 to redeem Holdings’ preferred equity and to pay down our senior secured credit facilities. In connection with our IPO, we also made a cash distribution of $8.2 million to certain members of Holdings which we funded through borrowings on our revolving credit facility during the first quarter of 2005. Because of strong cash flow generated from our operations, we did not utilize our revolving credit facility during the second quarter of 2005 and we currently have no outstanding borrowings on our revolving credit facility.

     Our cash position, working capital and debt obligations as of December 31, 2004 and June 30, 2005 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in this report.

	December 31,	June 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents	$13,826	$12,591
Working capital	22,773	28,779

Debt obligations:
Borrowings from senior secured credit facilities	301,312	233,568
Mandatorily redeemable preferred membership units	27,814	—
Other debt obligations	19,521	22,784

Total debt obligations	$348,647	$256,352

     We expect a positive impact on our liquidity and results of operations going forward due to lower interest expense resulting from the approximately $126.0 million of net principal paydowns we have made on our total debt obligations since June 30, 2004. As discussed in Note 3 – “Long-Term Debt” to our consolidated financial statements set forth in Item 1 of this report, we entered into an amendment to our senior secured credit facilities in July 2005 which, among other amendments, reduced the interest rate applicable to borrowings on our First Priority Term Loan Credit Facility by 125 basis points.
     The factors discussed above which are expected to reduce our interest expense will be offset to a certain extent by rising market interest rates on our debt obligations under our senior secured credit facilities which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure About Market Risk,” we had $256.4 million of total debt obligations outstanding as of June 30, 2005 of which $233.6 million was bearing interest at variable rates approximating 8.9% on a weighted average basis as of June 30, 2005. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.3 million during the three and six months ended June 30, 2005, respectively.
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
Off-Balance Sheet Arrangements
     As of December 31, 2004 and June 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments
     Our future contractual obligations as of June 30, 2005 by fiscal year are as follows:

	Six Months Ending
	December 31,	Twelve Months Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
	(Unaudited)
	(Dollars in thousands)
Debt obligations	$1,978	$2,063	$1,030	$38,177	$195,252	$171
Capital lease obligations	3,783	5,903	4,249	2,228	1,089	429
Operating lease obligations	16,168	24,028	16,951	10,742	7,047	14,341

Total	$21,929	$31,994	$22,230	$51,147	$203,388	$14,941

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. We have an interest rate hedge agreement which expires in September 2005 and two interest rate collar agreements, one of which expires in September 2005 and the other expires in December 2006. Except as set forth below, there have been no material changes in market risk from the information reported in Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2004 Annual Report on Form 10-K.
     At June 30, 2005, we had $256.4 million of total debt obligations of which $233.6 million was bearing interest at variable rates approximating 8.9% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.3 million during the three and six months ended June 30, 2005, respectively.
     We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2005, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, these disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
     There were no changes to internal controls over financial reporting during the second quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of June 30, 2005.

Item 6. Exhibits
INDEX TO EXHIBITS

Number	Description
10.1
Amended and Restated Credit and Guaranty Agreement dated as of June 30, 2005 by and among American Reprographics Company, American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, the lenders named therein, Goldman Sachs Credit Partners L.P., as lead arranger, sole bookrunner and syndication agent, and General Electric Capital Corporation, as administrative agent and collateral agent. *

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. **

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed July 7, 2005

**	Filed herewith

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2005.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Sathiyamurthy Chandramohan
Chairman of the Board of Directors and
Chief Executive Officer

By:	/s/ Mark W. Legg
Chief Financial Officer and Secretary

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
10.1	Amended and Restated Credit and Guaranty Agreement dated as of June 30, 2005 by and among American Reprographics Company; American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, the lenders named therein, Goldman Sachs Credit Partners L.P., as lead arranger, sole bookrunner and syndication agent, and General Electric Capital Corporation, as administrative agent and collateral agent.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.**

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
*   Incorporated by reference to Exhibit No. 10.1 to the Company’s Form 8-K filed July 7, 2005.
** Filed herewith