Form 10-Q
period 2005-09-30
American Reprographics CO
filed 2005-11-14
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 North Central Avenue, Suite 550
Glendale, California 91203
(818) 500-0225
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
     As of September 30, 2005, there were 44,314,812 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$13,826	$12,828
Accounts receivable, net	61,679	72,761
Inventories, net	6,012	7,017
Deferred taxes	1,364	2,897
Prepaid expenses and other current assets	7,855	5,085

Total current assets	90,736	100,588

Property and equipment, net	35,023	37,375
Goodwill	231,357	241,703
Other intangible assets, net	12,095	19,474
Deferred financing costs, net	6,619	4,596
Deferred taxes	—	17,815
Other assets	1,504	1,461

Total assets	$377,334	$423,012

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,170	$22,266
Accrued payroll and payroll-related expenses	11,683	11,544
Accrued expenses	24,834	23,233
Current portion of long-term debt and capital leases	10,276	12,426

Total current liabilities	67,963	69,469

Long-term debt and capital leases, net of debt discount	310,557	245,875
Mandatorily redeemable preferred membership units	27,814	—
Deferred taxes	5,634	—
Other long-term liabilities	375	376

Total liabilities	412,343	315,720

Commitments and contingencies (Note 6)

Stockholders’ equity (deficit):
Members’ deficit	(32,688)	—
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; zero and 44,314,812 shares issued and outstanding	—	44
Additional paid-in capital	—	53,722
Deferred stock-based compensation	(2,527)	(2,078)
Retained earnings	—	55,550
Accumulated other comprehensive income	206	54

Total stockholders’ equity (deficit)	(35,009)	107,292

Total liabilities and stockholders’ equity (deficit)	$377,334	$423,012

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Reprographics services	$82,476	94,730	$253,367	$277,133
Facilities management	18,480	21,577	53,736	61,825
Equipment and supplies sales	9,209	11,180	29,195	30,555

Total net sales	110,165	127,487	336,298	369,513
Cost of sales	65,878	74,965	196,668	215,012

Gross profit	44,287	52,522	139,630	154,501

Selling, general and administrative expenses	26,170	28,315	81,434	83,336
Amortization of intangible assets	415	603	1,267	1,418

Income from operations	17,702	23,604	56,929	69,747

Other income	(7)	(63)	(574)	(287)
Interest expense, net	8,559	6,131	25,089	20,649

Income before income tax provision (benefit)	9,150	17,536	32,414	49,385
Income tax provision (benefit)	1,959	7,018	6,940	(8,079)

Net income	$7,191	$10,518	$25,474	$57,464

Earnings per share:
Basic	$0.20	$0.24	$0.72	$1.37

Diluted	$0.19	$0.23	$0.68	$1.33

Weighted average common shares outstanding:
Basic	35,487,511	44,170,226	35,487,511	42,080,404
Diluted	37,473,657	45,014,364	37,473,657	43,058,179
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
		Common Stock		Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity
	(Unaudited)
	(Dollars in thousands)
Balance at December 31, 2004	$(32,688)	—	$—	$—	$(2,527)	$—	$206	$(35,009)
Amortization of deferred stock-based compensation for the period from January 1 to February 9, 2005	—	—	—	—	61	—	—	61
Comprehensive income for the period from January 1 to February 9, 2005:
Net income	1,914	—	—	—	—	—	—	1,914
Fair value adjustment of derivatives	—	—	—	—	—	—	195	195

Comprehensive income								2,109

Distributions to members	(8,244)	—	—	—	—	—	—	(8,244)
Reorganization from LLC to “C” Corporation	39,018	35,510,011	35	(39,053)	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	—	7,666,667	8	92,682	—	—	—	92,690
Issuance of common stock in exchange for warrants exercised upon initial public offering	—	754,476	1	—	—	—	—	1
Direct costs of initial public offering	—	—	—	(3,899)	—	—	—	(3,899)
Amortization of deferred stock-based compensation for the period from February 10 to September 30, 2005	—	—	—	—	388	—	—	388
Issuance of common stock under Employee Stock Purchase Plan	—	177,058	—	1,956	—	—	—	1,956
Stock options exercised	—	206,600	—	1,036	—	—	—	1,036
Tax benefit from exercise of stock options	—	—	—	1,000	—	—	—	1,000
Comprehensive income for the period from February 10 to September 30, 2005:
Net income	—	—	—	—	—	55,550	—	55,550
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	(347)	(347)

Comprehensive income								55,203

Balance at September 30, 2005	$—	44,314,812	$44	$53,722	$(2,078)	$55,550	$54	$107,292

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Operating activities
Net income	$25,474	$57,464
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	1,494	449
Allowance for doubtful accounts	1,110	1,052
Reserve for inventory obsolescence	68	76
Depreciation	12,739	12,489
Amortization of intangible assets	1,267	1,418
Amortization of deferred financing costs	1,855	1,212
Deferred income taxes	689	(24,982)
Write-off of deferred financing costs	—	1,683
Amortization of deferred stock-based compensation	332	449
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(10,287)	(7,150)
Inventory	29	211
Prepaid expenses and other assets	(572)	1,676
Accounts payable and accrued expenses	8,221	(3,460)

Net cash provided by operating activities	42,419	42,587

Investing activities
Capital expenditures	(4,772)	(3,376)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with acquisitions	(2,893)	(16,299)
Other	54	(35)

Net cash used in investing activities	(7,611)	(19,710)

Financing activities
Proceeds from initial public offering, net of underwriting discounts	—	92,690
Direct costs of initial public offering	—	(1,487)
Proceeds from stock option exercises	—	1,036
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	1,956
Redemption of preferred member units	—	(28,263)
Proceeds from borrowings under debt agreements	1,000	13,000
Payments on long-term debt under debt agreements	(36,191)	(94,204)
Payment of loan fees	(355)	(359)
Member distributions	(4,569)	(8,244)

Net cash used in financing activities	(40,115)	(23,875)

Net decrease in cash and cash equivalents	(5,307)	(998)
Cash and cash equivalents at beginning of period	17,315	13,826

Cash and cash equivalents at end of period	$12,008	$12,828

Supplemental disclosure of cash flow information Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$6,274	$9,191
Issuance of subordinated notes in connection with the acquisition of businesses	$250	$8,230
Change in fair value of derivatives	$479	$(152)
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
     Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for income taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, the Company made a cash distribution of $8.2 million to such members on February 9, 2005 in connection with the consummation of its IPO to bring their proportionate share of tax distributions equal to the rest of the members of Holdings. These distributions have been reclassified into additional paid-in capital in the Company’s consolidated balance sheet as of September 30, 2005 in connection with the Reorganization in February 2005. See the accompanying consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2005 for additional details regarding the changes in the Company’s capital accounts resulting from the Reorganization.
Basis of Presentation
     The accompanying consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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
     Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income attributable to common stockholders and earnings per share for the three and nine months ended September 30, 2004 and 2005 would have been the adjusted pro forma amounts indicated below:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2004		2005	2004	2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income:
As reported	$	`7,191	$10,518	$25,474	$57,464
Equity-based employee compensation cost, net of related tax effects, included in as reported net income		89	83	179	265
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied		(122)	(106)	(290)	(350)

Proforma		$7,158	$10,495	$25,363	$57,379

Basic earnings per share:
As reported		$0.20	$0.24	$0.72	$1.37
Equity-based employee compensation cost, net of related tax effects, included in as reported net income		—	—	0.01	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied		—	—	(0.01)	(0.01)

Proforma		$0.20	$0.24	$0.72	$1.37

Diluted earnings per share:
As reported		$0.19	$0.23	$0.68	$1.33
Equity-based employee compensation cost, net of related tax effects, included in as reported net income		—	—	—	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied		—	—	(0.01)	(0.01)

Proforma		$0.19	$0.23	$0.67	$1.33

     For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the three months and nine months ended September 30, 2004 and 2005: dividend yields of 0% for all periods; expected volatility of 32.4% and 28.3%, respectively; risk-free interest rates of 3.0% and 2.9%, respectively; and expected lives of 2.5 years for all periods.

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
     During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3.1 million in connection with the issuance as the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the Company’s initial public offering which was consummated on February 9, 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of September 30, 2005, the Company has cumulatively amortized $1.0 million of the deferred compensation charge.
     During the third quarter of 2005, the company issued 206,600 shares of its common stock resulting from exercises of stock options in accordance with the American Reprographics Company 2005 Stock Plan which the Company adopted in connection with the consummation of its IPO in February 2005. Such options were exercised at prices ranging from $4.87 to $6.85 per option, resulting in approximately $1.0 million of cash proceeds to the company.
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
3. Employee Stock Purchase Plan
     The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the ESPP) in connection with the consummation of its IPO in February 2005. Under the ESPP, purchase rights may be granted to eligible employees subject to a calendar year maximum per eligible employee of the lesser of (i) 400 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $10,000 as determined on the date of purchase. The purchase price of shares of common stock offered under the ESPP is equal to the lesser of 85% of the fair market value of such shares of common stock (i) on the offering date, or (ii) on the purchase date. The first day of an offering period is designated as the offering date.
     In January 2005, the Company’s Board of Directors authorized an initial offering of purchase rights under the ESPP. The initial offering period began on February 3, 2005 and will end on April 30, 2007. Five purchase dates have been designated under such initial offering period, as follows: July 31, 2005, December 31, 2005, June 30, 2006, December 31, 2006 and April 30, 2007.
     During the third quarter of 2005, the Company issued 177,058 shares of its common stock to approximately 840 eligible employees in accordance with the ESPP at a purchase price of $11.05 per share, resulting in approximately $2.0 million of cash proceeds to the Company.

4. Long-Term Debt
     Long-term debt consists of the following:

	December 31,	September 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; any unpaid principal and interest due December 18, 2008	$—	$—
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (5.26% and 5.52% interest rate at December 31, 2004 and September 30, 2005, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	94,800	73,106
Borrowings from senior secured Second Priority — Term Loan Credit Facility; variable interest payable quarterly (8.92% and 10.64% interest rate at December 31, 2004 and September 30, 2005, respectively); any unpaid principal and interest due December 18, 2009	208,231	157,500
Various subordinated notes payable; interest ranging from 5% to 11%; principal and interest payable monthly through September 2010	4,833	10,170
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through September 2009	14,688	18,705

	322,552	259,481
Less debt discount on Second Priority Credit Facility	(1,719)	(1,180)

	320,833	258,301
Less current portion	(10,276)	(12,426)

	$310,557	$245,875

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
     On July 5, 2005, the Company entered into an Amended and Restated Credit and Guaranty Agreement (the Amended Credit Agreement) with its senior lenders which amended the structure of the Company’s senior secured first priority credit facilities in order to (i) support the Company’s growth initiatives which include, among others, strategic acquisitions and capital expenditures for the opening of new branches and the expansion of facilities management programs, and (ii) reduce the interest rate on the Company’s borrowings under the First Priority Term Loan Credit Facility. The significant amendments to the terms of the Company’s senior secured credit facilities include the following:
•	The Company’s existing First Priority Revolving Credit Facility and First Priority Term Loan Credit Facility was restructured into a new senior secured credit facility aggregating up to $122.3 million, consisting of a $77.3 million Tranche C Term Loan Facility, a $30 million Revolving Credit Facility, and permits the Company, as needed for the purpose of financing any future business acquisitions, to request the establishment of one or more new term loan commitments by an amount not to exceed $15 million in the aggregate. The terms and provisions of any such new term loans will be identical to the Tranche C Term Loan Facility, including, without limitation, with respect to amortization, interest and maturity.

•	Borrowings under the new Tranche C Term Loan Facility will bear an interest rate calculated at either (i) a Eurodollar rate plus 1.75% per annum, or (ii) an Index Rate, as defined in the Amended Credit Agreement, plus 0.75% per annum. This represents a 125-basis point reduction in the annual interest rate as compared to the annual interest rate on the Company’s borrowings under the existing First Priority Term Loan Credit Facility which, prior to July 5, 2005, were subject to an interest rate equal to either (i) a Eurodollar rate plus 3.0% per annum, or (ii) an Index Rate, as defined in the existing credit agreement, plus 2.0% per annum.

•	Certain debt covenant thresholds were adjusted to make them less restrictive and thereby providing the Company with greater operating flexibility. Such adjustments include the following:
o	An increase in the aggregate purchase price limitation for business acquisitions for the fiscal year ending December 31, 2005;

o	An increase in the limitation for the aggregate amount of new seller notes payable that may be issued in connection with business acquisitions;

o	An increase in the annual threshold for earnout obligations that the Company may undertake in connection with business acquisitions;

o	An increase in the threshold for capital expenditures during any trailing twelve-month period;

o	An increase in the limitation on capital lease obligations outstanding;

o	A reduction in the maximum leverage ratio threshold, as defined in the Amended Credit Agreement, from 4.90 to 3.75;

o	Elimination of the scheduled increase in the fixed charge coverage ratio threshold. In accordance with the Amended Credit Agreement, the fixed charge coverage ratio threshold will remain constant at 1.10.
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
5. Income Taxes
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
     The Company’s income tax provision (benefit) for the three and nine months ended September 30, 2004 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Current:
Federal	$1,527	$5,136	$4,930	$13,747
State	444	1,293	1,321	3,156

	1,971	6,429	6,251	16,903

Deferred:
Deferred income tax provision, excluding the effects of the Reorganization	(12)	589	689	2,719

Income tax provision, excluding the effects of the Reorganization	1,959	7,018	6,940	19,622

Deferred income tax benefit as a result of the Reorganization	—	—	—	(27,701)

Income tax provision (benefit)	$1,959	$7,018	$6,940	$(8,079)

     The Company’s net income tax benefit of $8.1 million during the nine months ended September 30, 2005 includes a one-time deferred income tax benefit of $27.7 million recorded in February 2005 in connection with the Company’s reorganization from a California limited liability company (LLC) to a Delaware corporation. This non-recurring income tax benefit is related to the setting up of the deferred income tax accounts from the assets and liabilities that were previously in the LLC, primarily comprised of tax-deductible goodwill and other temporary differences. This resulted in an increase in net deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount.

p

     The Company’s consolidated deferred tax assets and liabilities as of December 31, 2004 and September 30, 2005 consist of the following:

	December 31,	September 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Deferred tax assets (liabilities):
Current portion:
Financial statement accruals not currently deductible	$1,206	$2,738
State taxes	158	159

Net current deferred tax assets	1,364	2,897

Non-current portion:
Excess of income tax basis over net book value for financial reporting purposes of intangible assets	—	32,172
Excess of income tax basis over net book value for financial reporting purposes of property, plant and equipment	—	2,276
Deferred stock-based compensation	—	388

Excess of net book value for financial reporting purposes over income tax basis of property, plant and equipment	(1,653)	—
Excess of net book value for financial reporting purposes over income tax basis of intangible assets	(3,981)	(17,021)

Net non-current deferred tax assets (liabilities)	(5,634)	17,815

Net deferred tax assets (liabilities)	$(4,270)	$20,712

     A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
Statutory federal income tax rate	34.0%	35.0%	34.0%	35.0%
State taxes	3.5%	4.8%	3.5%	4.8%
Income of the LLC not taxed at the LLC level	(17.7)%	—	(17.7)%	(0.3)%
Other	1.6%	0.3%	1.6%	0.2%

Effective income tax rate before non-recurring income tax benefit due to Reorganization	21.4%	40.1%	21.4%	39.7%
Non-recurring income tax benefit due to reorganization	—	—	—	(56.0)%

Effective income tax rate	21.4%	40.1%	21.4%	(16.3)%

6. Commitments and Contingencies
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
7. Comprehensive Income
     Comprehensive income includes changes in the fair value of certain financial derivative instruments which qualify for hedge accounting. The differences between net income and comprehensive income for the three and nine months ended September 30, 2004 and 2005 are as follows:

	Three Months Ended		Nine Months Ended
	Sept 30,		Sept 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net income	$7,191	$10,518	$25,474	$57,464
Increase (Decrease) in fair value of financial derivative instruments, net of tax effects	(552)	(133)	479	(152)

Comprehensive income	$6,639	$10,385	$25,953	$57,312

8. Earnings Per Share
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
     Basic and diluted earnings per share were calculated using the following common shares for the three and nine months ended September 30, 2004 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
		(Unaudited)
Weighted average common shares outstanding during the period — basic	35,487,511	44,170,226	35,487,511	42,080,404
Effect of dilutive stock options	1,154,077	844,138	1,154,077	844,138
Effect of dilutive warrants	832,069	—	832,069	133,637

Weighted average common shares outstanding during the period — diluted	37,473,657	45,014,364	37,473,657	43,058,179

9. Recent Accounting Pronouncements
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
     We operate more than 200 reprographics service centers in over 150 cities in 30 states throughout the United States and the District of Columbia including four reprographics service centers in the Toronto metropolitan area and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We serve more than 65,000 active customers and employ over 3,600 people, including a sales force of approximately 280 employees.
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
     • although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements.
     Because of these limitations, EBIT and EBITDA (and related ratios presented in this report) should not be considered as measures of discretionary cash available to us to invest in the growth of our business or reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only supplementally.
     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA and net income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Cash flows provided by operating activities	$13,736	$17,998	$42,419	$42,587
Changes in operating assets and liabilities	(99)	(976)	2,609	8,723
Non-cash expenses, including depreciation and amortization, and excluding deferred income taxes	(6,458)	(5,915)	(18,865)	(18,828)
Deferred income taxes	12	(589)	(689)	24,982
Income tax provision (benefit)	1,959	7,018	6,940	(8,079)
Interest expense	8,559	6,131	25,089	20,649

EBIT	17,709	23,667	57,503	70,034
Depreciation and amortization	4,753	5,018	14,006	13,907

EBITDA	22,462	28,685	71,509	83,941
Interest expense	(8,559)	(6,131)	(25,089)	(20,649)
Income tax (provision) benefit	(1,959)	(7,018)	(6,940)	8,079
Depreciation and amortization	(4,753)	(5,018)	(14,006)	(13,907)

Net income	$7,191	$10,518	$25,474	$57,464

     The following is a reconciliation of net income to EBIT and EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net income	$7,191	$10,518	$25,474	$57,464
Interest expense, net	8,559	6,131	25,089	20,649
Income tax provision (benefit)	1,959	7,018	6,940	(8,079)

EBIT	17,709	23,667	57,503	70,034
Depreciation and amortization	4,753	5,018	14,006	13,907

EBITDA	$22,462	$28,685	$71,509	$83,941

The following is a reconciliation of our net income margin to our EBIT margin and EBITDA margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
		(Unaudited)
Net income margin	6.5%	8.3%	7.6%	15.6%
Interest expense, net	7.8%	4.8%	7.5%	5.6%
Income tax provision (benefit)	1.8%	5.5%	2.1%	(2.2%)

EBIT margin	16.1%	18.6%	17.1%	18.9%
Depreciation and amortization	4.3%	3.9%	4.2%	3.8%

EBITDA margin	20.4%	22.5%	21.3%	22.7%

Impact of Conversion from an LLC to a Corporation
     Immediately prior to our initial public offering in February 2005, we reorganized from a California limited liability company (LLC) to a Delaware corporation, American Reprographics Company (the Reorganization). In connection with the Reorganization, we recorded a one-time deferred income tax benefit of $27.7 million in February 2005 related to the setting up of the deferred income tax accounts from the assets that were previously in the LLC, primarily comprised of tax-deductible goodwill. This resulted in an increase in our deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount. See Note 5 – “Income Taxes” to our consolidated financial statements included in this report for additional details concerning this non-recurring deferred income tax benefit recorded in connection with the Reorganization.
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
Income Taxes
     Holdings and Opco, through which a substantial portion of our business was operated prior to our reorganization in February 2005, are limited liability companies which are taxed as partnerships. As a result, the members of Holdings paid income taxes on the earnings of Opco which were passed through to Holdings. Certain divisions were consolidated in Holdings and were treated as separate corporate entities for income tax purposes (the consolidated corporations). These consolidated corporations paid income tax and record provisions for income taxes in their financial statements. See Note 5 – “Income Taxes” to our consolidated financial statements included in this report for additional details concerning income taxes.
     The unaudited pro forma incremental income tax provision and unaudited proforma earnings per common member unit amounts reflected in the following table were calculated as if our Reorganization became effective on January 1, 2004, and excludes the one-time deferred income tax benefit of $27.7 million recorded in February 2005 in connection with our Reorganization. Our effective income tax rate during the three and nine months ended September 30, 2005, calculated as if our Reorganization became effective on January 1, 2004 and excluding the $27.7 million non-recurring deferred income tax benefit, was 40.0% and 40.4%, respectively. These are lower than our proforma effective income tax rate of 45.2% for the same periods in 2004 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income	$7,191	$10,518	$25,474	$57,464
Deferred income tax benefit due to Reorganization	—	—	—	(27,701)

Proforma net income, excluding deferred income tax benefit due to Reorganization	7,191	10,518	25,474	29,763
Unaudited pro forma incremental income tax provision	(2,178)	—	(7,714)	(333)

Unaudited pro forma net income	$5,013	$10,518	$17,760	$29,430

Unaudited pro forma earnings per share:
Basic	$0.14	$0.24	$0.50	$0.70
Diluted	$0.13	$0.23	$0.47	$0.68
Results of Operations
     The following table provides information on the percentages of certain items of selected financial data compared to total net sales for the periods indicated:

	As a Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2005	2004	2005
	(Unaudited)
Reprographics services	74.9%	74.3%	75.3%	75.0%
Facilities management	16.8	16.9	16.0	16.7
Equipment and supplies sales	8.3	8.8	8.7	8.3

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.8	58.8	58.5	58.2

Gross profit	40.2	41.2	41.5	41.8
Selling, general and administrative expenses	23.8	22.2	24.2	22.6
Amortization of intangibles	0.4	0.5	0.4	0.4

Income from operations	16.1	18.5	16.9	18.9
Other income	0.0	0.0	0.2	0.1
Interest expense, net	(7.8)	(4.8)	(7.5)	(5.6)

Income before income tax provision (benefit)	8.3	13.8	9.6	13.4
Income tax provision (benefit)	1.8	5.5	2.1	(2.2)

Net income	6.5%	8.3%	7.6%	15.6%

     Our operating results remained strong during the third quarter of 2005 due to continued high demand for commercial office space nationwide driven by strong job creation and continued expansion of the overall economy. Our efforts to expand our national footprint of reprographics centers as well as our facilities management programs have also been important contributors to the growth in our net sales.
     We continue to focus on our key opportunities, which include: the expansion of our market share, our national footprint of reprographics centers, and our facilities management programs; the establishment of our PlanWell technology as the industry standard for procuring digital reprographics online; and the expansion of our service offerings to non-AEC related industries.
     Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

	Three Months Ended				Nine Months Ended
	September 30,		Incr (Decr)		September 30,		Incr (Decr)
	2004	2005	$	%	2004	2005	$	%
	(Unaudited) (Dollars in thousands)
Reprographics services	82.5	94.7	12.2	14.8%	253.4	277.1	23.7	9.4%
Facilities management	18.5	21.6	3.1	16.8%	53.7	61.8	8.1	15.1%
Equipment and supplies sales	9.2	11.2	2.0	21.7%	29.2	30.6	1.4	4.8%

Total net sales	110.2	127.5	17.3	15.7%	336.3	369.5	33.2	9.9%

Gross profit	44.3	52.5	8.2	18.5%	139.6	154.5	14.9	10.7%
Selling, general and administrative expenses	26.2	28.3	2.1	8.0%	81.4	83.3	1.9	2.3%
Interest expense, net	8.6	6.1	(2.5)	-29.1%	25.1	20.6	(4.5)	-17.9%
Income tax provision (benefit)	2.0	7.0	5.0	250.0%	6.9	(8.1)	(15.0)	-217.4%
Net income	7.2	10.5	3.3	45.8%	25.5	57.5	32.0	125.5%
EBITDA	22.5	28.7	6.2	27.6%	71.5	83.9	12.4	17.3%
     Net Sales. Net sales during the three and nine months ended September 30, 2005 continued to increase compared to last year primarily due to the continued overall improvement of the U.S. economy, the growth of our facilities management business, the expansion of our revenue base through the opening of new branches and acquisitions, and by increasing our market share in certain markets. Prices during this period remained relatively stable, indicating that our revenue increases were primarily volume driven.
     Gross Profit. Our gross profit increased by $8.2 million and $14.9 million during the three and nine months ended September 30, 2005, respectively, compared to the same periods in the prior year, primarily due to the increase in our net sales. Our production overhead as a percentage of net sales during the third quarter of 2005 continued to decrease due to the fixed cost nature of this expense coupled with the increase in our net sales. As a result, our overall gross margin during the three months ended September 30, 2005 increased to 41.2% compared to 40.2% during the same period last year.
     Selling, General and Administrative Expenses. Selling, general and administrative expenses (SG&A) increased by $2.1 million or 8.0% during the three months ended September 30, 2005 from a year earlier due to an increase in our selling and marketing costs due to higher sales commissions related to increased sales, higher legal and accounting fees as a result of the reporting and compliance requirements we became subject to since our initial public offering in February 2005, and higher incentive bonus accruals related to improved operating results compared to last year. As a percentage of net sales during the three months ended September 30, 2005, SG&A decreased from 23.8% in 2004 to 22.2% in 2005 due to our successful cost cutting efforts and gains in operating efficiency, combined with higher net sales.
     Interest Expense. Net interest expense during the three months ended September 30, 2005 decreased by $2.5 million compared to 2004 because we have made approximately $119.3 million of net principal paydowns on our debt obligations since September 30, 2004. Of this amount, approximately $89 million came from proceeds from our IPO in February 2005, and the remainder of our debt paydowns came from our internally generated cash flow. Our net interest expense during the nine months ended September 30, 2005 reflects a $1.5 million write-off of deferred financing costs in February 2005 resulting from the principal prepayment on our senior credit facilities with the proceeds from our IPO. Excluding this $1.5 million write-off, our net interest expense during the nine months ended September 30, 2005 decreased by $6 million from the same period in 2004. The decline in our net interest expense resulting from the reduction of our total debt obligations has been partially offset by rising interest rates. The weighted average interest rate on our variable rate debt has increased to 9.0% as of September 30, 2005 compared to 7.4% as of September 30, 2004.
     Income Taxes. Our income tax provision during the third quarter increased from $2.0 million in 2004 to $7.0 million in 2005 because of our reorganization from a California limited liability company (LLC) to a Delaware corporation in February 2005 in conjunction with our IPO. Prior to our reorganization, a substantial portion of our company’s business was operated in an LLC, taxed as a partnership. As a result, the members of the LLC pay the income taxes on the earnings, not the LLC. Accordingly, no income taxes were provided on these earnings. During the third quarter of 2004, the LLC had book income of $16.9 million which was not subject to tax at the LLC level. Including the proforma incremental income tax provision that would have applied had we been a Delaware corporation since the beginning of last year, our income tax provision increased from $4.1 million during the third quarter of 2004 to $7.4 million for the same period in 2005 due to an increase in our taxable income. Our proforma effective income tax rate during the third quarter decreased from 45.2% in 2004 to 40.0% in 2005 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.
     We have a net income tax benefit of $8.1 million during the nine months ended September 30, 2005 resulting from the one-time income tax benefit of $27.7 million recorded in connection with our reorganization from an LLC to a Delaware corporation in February 2005. This non-recurring income tax benefit is related to the setting up of the deferred income tax accounts from the assets that were previously in the LLC, primarily comprised of tax-amortizable goodwill. This resulted in an increase in our deferred tax assets of $27.7 million and a corresponding deferred income tax benefit for the same amount. Excluding this non-recurring deferred income tax benefit, our income tax provision during the nine months ended September 2005 amounted to $19.6 million compared to $6.9 million in 2004, or an increase of $12.7 million over the same period in 2004. This is primarily due to (i) our reorganization from an LLC to a Delaware corporation in February 2005, and (ii) an increase in our pretax income during the nine months ended September 2005. During the nine months ended September 30, 2004, the LLC had book income of $16.9 million which was not subject to tax at the LLC level compared to $0.4 million during the same period in 2005.
     Our overall proforma effective income tax rate during the three and nine months ended September 30, 2005 decreased to 40.0% and 40.4%, respectively, compared to 45.2% for the same periods in 2004 primarily due to the nondeductible interest expense on our preferred equity which was redeemed in February 2005.
     Net Income. Net income increased by $3.3 million or 45.8% in the third quarter of 2005 compared to the same period in 2004 primarily due to higher revenues and lower interest expense. Net income during the nine months ended September 2005 increased by $32.0 million primarily due to the $27.7 million non-recurring income tax benefit recognized during 2005 due to our reorganization in February 2005. This was offset by the increase in our income tax provision due to our company’s reorganization from an LLC to a Delaware corporation and the $1.5 million write-off of deferred financing costs during the first quarter of 2005.
     EBITDA. Our EBITDA margin during the three and nine months ended September 30, 2005 increased to 22.5% and 22.7%, respectively, compared to 20.4% and 21.3% for the comparable periods in 2004, respectively, primarily due to higher revenues. For a reconciliation of EBITDA to net income, please see “- Non-GAAP Measures” above.
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

	Nine Months Ended
	September 30,
	2004	2005
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$42,419	$42,587

Net cash used in investing activities	$(7,611)	$(19,710)

Net cash used in financing activities	$(40,115)	$(23,875)

     Net cash provided by operating activities of $42.6 million for the nine months ended September 30, 2005 was primarily comprised of net income, net of non-cash related expenses which include a $1.5 million non-recurring write-off of our deferred financing costs in connection with the early retirement of debt from our IPO proceeds during February 2005. This was offset by the non-cash related benefit from net deferred income taxes of $25.0 million during the nine months ended September 2005. The primary working capital uses of cash during the nine months ended September 2005 were the increase in our accounts receivables of $7.1 million primarily related to our increased sales and the $3.5 million decrease in our accounts payable and accrued expenses mainly due to the timing of interest payments, as well as payments on trade payables and other accrued expenses.
     Net cash used in investing activities of $19.7 million for the nine months ended September 30, 2005 primarily relates to acquisition of businesses and capital expenditures. Our cash used in investing activities increased during the first nine months of 2005 because of higher cash outlays for business acquisitions, which was offset by lower cash outlays for capital expenditures due to our increased use of capital leases in 2005 to finance our procurement of production equipment.
     Net cash used in financing activities of $23.9 million for the nine months ended September 30, 2005 primarily relates to payments on long-term debt under our debt agreements and cash distributions to members. These are offset by the proceeds from borrowings under our debt agreements, as well as proceeds from the issuance of our common stock. We utilized the net proceeds from our IPO in February 2005 to redeem Holdings’ preferred equity and to pay down our senior secured credit facilities. In connection with our IPO, we also made a cash distribution of $8.2 million to certain members of Holdings which we funded through borrowings on our revolving credit facility during the first quarter of 2005. Because of strong cash flow generated from our operations, we did not utilize our revolving credit facility during the third quarter of 2005 and we currently have no outstanding borrowings on our revolving credit facility.
     Our cash position, working capital and debt obligations as of December 31, 2004 and September 30, 2005 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto included in this report.

	December 31,	September 30,
	2004	2005
		(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents	$13,826	$12,828
Working capital	22,773	31,119

Debt obligations:
Borrowings from senior secured credit facilities	301,312	229,426
Mandatorily redeemable preferred membership units	27,814	—
Other debt obligations	19,521	28,875

Total debt obligations	$348,647	$258,301

     We expect a positive impact on our liquidity and results of operations going forward due to lower interest expense resulting from the approximately $119.3 million of net principal paydowns we have made on our total debt obligations since September 30, 2004. As discussed in Note 4 – “Long-Term Debt” to our consolidated financial statements set forth in Item 1 of this report, we entered into an amendment to our senior secured credit facilities in July 2005 which, among other amendments, reduced the interest rate applicable to borrowings on our First Priority Term Loan Credit Facility by 125 basis points.
     The factors discussed above which are expected to reduce our interest expense will be offset to a certain extent by rising market interest rates on our debt obligations under our senior secured credit facilities which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure About Market Risk,” we had $258.3 million of total debt obligations outstanding as of September 30, 2005 of which $229.4 million was bearing interest at variable rates approximating 9.0% on a weighted average basis as of September 30, 2005. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.9 million during the three and nine months ended September 30, 2005, respectively.
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
Off-Balance Sheet Arrangements
     As of December 31, 2004 and September 30, 2005, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments
     Our future contractual obligations as of September 30, 2005 by fiscal year are as follows:

	Three Months
	Ending
	December 31,	Twelve Months Ending December 31,
	2005	2006	2007	2008	2009	Thereafter
	(Unaudited)
	(Dollars in thousands)
Debt obligations	$1,191	$3,167	$2,223	$39,446	$192,603	$1,074
Capital lease obligations	2,032	6,720	5,124	2,913	1,143	662
Operating lease obligations	9,008	25,732	17,951	11,415	7,601	16,674

Total	$12,231	$35,619	$25,298	$53,774	$201,347	$18,410

Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. We had an interest rate hedge agreement which expired in September 2005 and two interest rate collar agreements, one of which expired in September 2005 and the other expires in December 2006. Except as set forth below, there have been no material changes in market risk from the information reported in Item 7A – “Quantitative and Qualitative Disclosures about Market Risk” in our 2004 Annual Report on Form 10-K.
     At September 30, 2005, we had $258.3 million of total debt obligations of which $229.4 million was bearing interest at variable rates approximating 9.0% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.9 million during the three and nine months ended September 30, 2005, respectively.
     We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2005, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, these disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
     There were no changes to internal controls over financial reporting during the third quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of September 30, 2005.

Item 6. Exhibits
INDEX TO EXHIBITS

Number	Description

10.1	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS IRVINE, LLC, Lessor and AMERICAN REPROGRAPHICS COMPANY, L.L.C., Lessee. *

10.2	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS LA, LLC, Landlord and AMERICAN REPROGRAPHICS COMPANY, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant.*

10.3	Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between SUMO HOLDINGS MARYLAND, LLC, Landlord and LEET-MELBROOK, INC., Tenant. *

10.4	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS SACRAMENTO, LLC, Landlord and AMERICAN REPROGRAPHICS COMPANY, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant. *

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ Sathiyamurthy Chandramohan

Chairman of the Board of Directors and
Chief Executive Officer

By:	/s/ Mark W. Legg

Chief Financial Officer and Secretary