Form 10-K
period 2005-12-31
American Reprographics CO
filed 2006-03-16
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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
NONE
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No  ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No  ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐         No  ☑
      Based on the closing price of $16.09 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $301,408,003.
      As of March 1, 2006, there were 44,625,815 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      None.

AMERICAN REPROGRAPHICS COMPANY
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2005

AMERICAN REPROGRAPHICS COMPANY 2005 ANNUAL REPORT
      In this report, “American Reprographics Company,” “ARC”, “the company,” “we,” “us,” and “our” refer to American Reprographics Company and its consolidated subsidiaries, unless the context otherwise dictates.
FORWARD-LOOKING STATEMENTS
      We have included in this report, and from time to time may make in our public filings, press releases or other public announcements, statements that may constitute “forward-looking statements,” as defined by federal securities laws, with respect to our financial condition, results of operations and business, and our expectations or beliefs concerning future events. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and similar expressions or phrases identify forward-looking statements. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others.
      All forward-looking statements involve risks and uncertainties. The occurrence of the events described, and the achievement of the expected results, depend on many events, some or all of which are not predictable or within our control. Actual results may differ materially from expected results.
      Factors that may cause actual results to differ from expected results include, among others:

•	general economic conditions and a downturn in the architectural, engineering and construction industry;

•	competition in our industry and innovation by our competitors;

•	our failure to anticipate and adapt to future changes in our industry;

•	uncertainty regarding our product and service innovations;

•	the inability to charge for our value-added services to offset potential declines in print volumes;

•	adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters;

•	our inability to successfully identify potential acquisitions, manage our acquisitions or open new branches;

•	our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls;

•	adverse developments concerning our relationships with certain key vendors;

•	our inability to adequately protect our intellectual property and litigation regarding intellectual property;

•	acts of terrorism, violence, war, natural disaster or other circumstances that cause damage or disruption to us, our facilities, our technology centers, our vendors or our customers;

•	the loss of key personnel or qualified technical staff;

•	the potential writedown of goodwill or other intangible assets we have recorded in connection with our acquisitions;

•	the availability of cash to operate and expand our business as planned and to service our debt;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; and

•	potential environmental liabilities.

      All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto.
      See the section entitled “Risk Factors” in Item 1A of this report for a more complete discussion of these risks and uncertainties and for other risks and uncertainties. These factors and the other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
TRADEMARKS AND TRADE NAMES
      We own or have rights to trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the names “American Reprographics CompanySM,” “ARCSM,” “Abacus PCRtm,” “BidCasterSM,” “EWOSM,” “MetaPrinttm,” “OneViewSM,” PEiRGroupSM,” PlanWell®,” “PlanWell PDStm,” “PlanWell EnterpriseSM,” “Sub-HubSM,” and various design marks associated therewith. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business
Our Company
      We are the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality, that also require sophisticated document management services. Reprographics services typically encompass the digital management and reproduction of construction documents or other graphics-related material and the corresponding finishing and distribution services. The business-to-business services we provide to our customers include document management, document distribution and logistics, print-on-demand and a combination of these services in our customers’ offices as on-site services. We provide our core services through our suite of reprographics technology products, a national network of approximately 200 locally branded reprographics service centers, and approximately 2,300 facilities management programs at our customers’ locations throughout the country. We also sell reprographics equipment and supplies to complement our full range of service offerings. In further support of our core services, we license our suite of reprographics technology products, including our flagship internet-based application, PlanWell, to independent reprographers. We also operate PEiR (Profit and Education in Reprographics) through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers, while promoting our reprographics technology as the industry standard. Our services are critical to our customers because they shorten their document processing and distribution time, improve the quality of their document information management, and provide a secure, controlled document management environment.
      We operate 215 reprographics service centers, including 212 service centers in 159 cities in 31 states throughout the United States and the District of Columbia, 2 reprographics service centers in the metropolitan area of Toronto, Canada, and 1 in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service approximately 73,000 active customers and employ approximately 3,800 people, including a sales and customer service staff of approximately 775 employees.
      In terms of revenue, number of service facilities and number of customers, we believe we are the largest company in our industry, operating in approximately 8 times as many cities and with more than six times the number of service facilities as our next largest competitor. We believe that our national footprint, our suite of reprographics technology products, and our value-added services, including logistics and facilities management, provide us with a distinct competitive advantage.
      While we began our operations in California and currently derive approximately half of our net sales from our operations in the state, we have continued to expand our geographic coverage and market share by entering complementary markets through strategic acquisitions of high quality companies with well recognized local brand names and, in most cases, more than 25 years of operating history. Since 1997, we have acquired 100 companies and have retained approximately 90% of the management of the acquired companies. As part of our growth strategy, we recently began opening and operating branch service centers, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened 19 new branches in key markets since December 31, 2004 and expect to open an additional 15 branches by the end of 2006.
      Our main office is located at 700 North Central Avenue, Suite 550, Glendale, California 91203, and our telephone number is (818) 500-0225.

Available Information
      We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. The SEC’s internet site is www.sec.gov.
      Our internet address is www.e-arc.com. You can access our Investor Relations webpage through our internet site, www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 925-945-5100 or 1981 N. Broadway, Suite 385, Walnut Creek, California 94596. Attention: David Stickney, Vice President of Corporate Communications.
Corporate Background and Reorganization
      Our predecessor, Ford Graphics, was founded in Los Angeles, California in 1960. In 1967, this sole proprietorship was dissolved and a new corporate structure was established under the name Micro Device, Inc., which continued to provide reprographics services under the name Ford Graphics. In 1989, our current senior management team purchased Micro Device, Inc., and in November 1997 our company was recapitalized as a California limited liability company, with management retaining a 50% ownership position and the remainder owned by outside investors. In April 2000, Code Hennessy & Simmons LLC, or CHS, through its affiliates acquired a 50% stake in our company from these outside investors in the 2000 recapitalization (referred to as the “2000 recapitalization”).
      In February 2005, we reorganized from American Reprographics Holdings, L.L.C., a California limited liability company, or Holdings, to a Delaware corporation, American Reprographics Company. In the reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of our common stock and options to purchase shares of our common stock. As part of our reorganization, all outstanding warrants to purchase common units of Holdings were exchanged for shares of our common stock. We conduct our operations through our wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, or Opco, and its subsidiaries.
Acquisitions
      In addition to our primary focus on the organic growth of our business, we have pursued tactical acquisitions to expand and complement our existing service offerings and to expand our geographic locations where we believe we could be a market leader. In 2000, we acquired 14 reprographics companies for an aggregate purchase price of $111.6 million, including our acquisition of Ridgways, Inc., which enabled us to expand our geographic reach and market penetration in 14 major metropolitan markets. In 2001, we acquired 14 reprographics companies for an aggregate purchase price of $32.6 million. In 2002, we acquired eight reprographics companies for an aggregate purchase price of $34.4 million, including certain assets of the Consolidated Reprographics division of Lason Systems, Inc., which allowed us to increase our market penetration in Southern California. In 2003 and 2004, we acquired 4 and 6 reprographics companies for an aggregate purchase price of $.8 million and $3.7 million, respectively. In 2005, we acquired 14 reprographics companies for an aggregate purchase price of $32.1 million. All aggregate purchase price figures include acquisition related costs. See Note 3 to our consolidated financial statements for further details concerning our acquisitions.
      Subsequent to December 31, 2005, we completed the acquisition of 2 reprographics companies in the United States with combined annual sales of approximately $19.9 million in 2005 for a total purchase price of $11 million.
Industry Overview
      According to the International Reprographics Association, or IRgA, and other industry sources, the reprographics industry in the United States is estimated to be approximately $5 billion in size. The IRgA indicates that the reprographics industry is highly fragmented, consisting of approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. Since construction documents are the primary medium of communication for the AEC industry, demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry, which in turn is driven by macroeconomic trends such as GDP growth, interest rates, job creation, office vacancy rates, and tax revenues. According to FMI Corporation, or FMI, a consulting firm to the construction industry, construction industry spending in the United States for 2005 was estimated at $1.0 trillion, with expenditures divided between residential construction 55% and commercial and public, or non-residential, construction 45%. The $5 billion reprographics industry is approximately 0.5% of the $1.0 trillion construction industry in the United States. Our AEC revenues are most closely correlated to the non-residential sectors of the construction industry, which sectors are the largest users of the reprographics services. According to FMI, the non-residential sectors of the construction industry are projected to grow at an average of 5.4% per year over the next three years.
      Market opportunities for business-to-business document management services such as ours are rapidly expanding into non-AEC industries. For example, non-AEC customers are increasingly using large and small format color imaging for point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials as these services have become more efficient and available on a short-run, on-demand basis through digital technology. As a result, we believe that our addressable market is substantially larger than the core AEC reprographics market. We believe that the growth of non-AEC industries is generally tied to growth in the U.S. gross domestic product, or GDP, which is projected to have grown 3.5% in 2005 and is projected to remain at that growth rate in 2006 according to Wall Street’s consensus estimates.
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

•	Flexible Operating Model. By promoting regional decision making for marketing, pricing, and selling practices, we remain responsive to our customers while benefiting from the cost structure advantages of our centralized administrative functions. Our flexible operating model also allows us to capitalize on an improving business environment.

•	Consistent, Strong Cash Flow. Through management of our inventory and receivables and our low capital expenditure requirements, we have consistently generated strong cash flow from operations after capital expenditures regardless of industry and economic conditions.

•	Low Cost Operator. We believe we are one of the lowest cost operators in the reprographics industry, which we have accomplished by minimizing branch level expenses and capitalizing on our significant scale for purchasing efficiencies.

•	Experienced Management Team and Highly Trained Workforce. Our senior management team has an average of over 20 years of industry experience. We have also successfully retained approximately 90% of the managers of the 100 businesses we have acquired since 1997.

Our Services
      Reprographics services typically encompass the digital management and reproduction of graphics-related material and corresponding finishing and distribution services. We provide these business-to-business services to our customers in three major categories: document management, document distribution and logistics, and print-on-demand.
      Document Management. We store, organize, print and track AEC and non-AEC project documents using a variety of digital tools and industry expertise. The documents we manage are typically larger than 11×17, requiring specialized production equipment, and the documents are iterative in nature; frequently 10 or more versions of a single document must be tracked and managed throughout the course of a project.
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
      On-site services. Frequently referred to as facilities management, or FMs, this service includes any combination of the above services supplied on-site at our customers’ locations.
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
      These services include:

•	PlanWell, our proprietary, internet-based planroom launched in June 2000, and our suite of other reprographics software products that enable the online purchase and fulfillment of document management services.

•	Production services, including print-on-demand, document assembly, document finishing, mounting, laminating, binding, and kitting. Documents can be digitally transferred from one service facility to another to balance production capacity or take advantage of a “distribute and print” operating system.

•	Document distribution and logistics, including the physical pick up, delivery, and shipping of time-sensitive, critical documents.

•	Highly customized large and small format reprographics in color and black and white. This includes digital reproduction of posters, tradeshow displays, plans, banners, signage and maps.

•	Facilities management, including recurring on-site document management services and staffing at our customers’ locations.

•	Sales of reprographics equipment and supplies and licensing of software to other reprographics companies and end-users in the AEC industry.

•	The design and development of other document management and reprographics software, in addition to PlanWell, that supports ordering, tracking, job costing, and other customer specific accounting information for a variety of projects and services. These proprietary applications include:

•	Electronic Work Order (EWO), which offers our customers access to the services of all of our service centers through the internet.

•	Abacus Print Cost Recovery (PCR) System, which provides a suite of software modules for reprographers and their customers to track documents produced from equipment installed as a part of a facilities management program.

•	BidCaster “Invitation-to-Bid” (ITB), a data management internet application that issues customizable “invitations to bid” from a customer’s desktop using email and a hosted fax server.

•	MetaPrint Print Automation and Device Manager, a universal print driver that facilitates the printing of documents with output devices manufactured by multiple vendors, and allows the reprographer to print multiple documents in various formats as a single print submission.

•	OneView Document Access and Customer Administration System, an internet-based application that leverages the security attributes of PlanWell to provide a single point of access to all of a customer’s project documents, regardless of which of our local production facilities stores the relevant documents.
      To further support and promote our major categories of services, we also:

•	License our suite of reprographics technology products, including our flagship online planroom, PlanWell, to independent reprographers.

•	Operate PEiR (Profit and Education in Reprographics), a trade organization wholly owned by us, through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers. PEiR members are required to license PlanWell and may purchase equipment and supplies at a lower cost than they could obtain independently. We also distribute our educational programs to PEiR members to help establish and promote best practices within the reprographics industry.
Customers
      Our business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2% of our net sales in 2005.

Operations
      Geographic Presence. We operate 215 reprographics service centers, including 212 service centers in 159 cities in 31 states throughout the United States and the District of Columbia, two service centers in the Toronto metropolitan area, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius.
      Hub and Satellite Configuration. We organize our business into operating divisions that typically consist of a cluster configuration of at least one large service facility, or hub facility, and several smaller facilities, or satellite facilities, that are digitally connected as a cohesive network, allowing us to provide all of our services both locally and nationwide. Our hub and satellite configuration enables us to shorten our customers’ document processing and distribution time, as well as achieve higher utilization of output devices by coordinating the distribution of work orders digitally among our service centers.

•	Central Hub Facilities. In each of our major markets, we operate one or more large scale full service facilities that have high production capacity and sophisticated equipment. These larger facilities offer specialized services such as laser digital imaging on photographic material, large format color printing, and finishing services that may not be economically viable for smaller facilities to provide. Our central hub facilities also coordinate our facilities management programs.

•	Satellite Facilities. To supplement the capabilities of our central hub facilities, we operate satellite facilities that are typically located closer to our customers than the central hubs. Our satellite facilities have quick turnaround capabilities, responsive, localized service, and handle the majority of digital processes.

•	Management Systems and Controls. We operate our business under a dual operating structure of centralized administrative functions and regional decision making. Acquired companies typically retain their local business identities, managers, sales force, and marketing efforts in order to maintain strong local relationships. Our local management maintains autonomy over the day-to-day operations of their business units, including profitability, customer billing, receivables collection, and service mix decisions.
      Although we operate on a decentralized basis, our senior management closely monitors and reviews each of our divisions through daily reports that contain operating and financial information such as sales, inventory levels, purchasing commitments, collections, and receivables. In addition, our operating divisions submit monthly reports to senior management that track each division’s financial and operating performance in comparison to monthly budgets.
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

Sales and Marketing
      Divisional Sales Force. We market our products and services throughout the United States through localized sales forces and marketing efforts at the divisional level. We had approximately 775 sales and customer service representatives as of December 31, 2005. Each sales force generally consists of a sales manager and a staff of sales and customer service representatives that target various customer segments. Depending on the size of the operating division, a sales team may be as small as two people or as large as 39. Sales teams serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.
      Premier Accounts. To further enhance our market share and service portfolio on a national level, we operate a “Premier Accounts” business unit. Designed to meet the requirements of large regional and national businesses, we established this operating division to take advantage of growing globalization within the AEC market, and to establish ourselves at the corporate level as the leading national reprographer with extensive geographic and service capabilities. The “Premier Accounts” sales initiative allows us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. Since its launch in the middle of 2003, we have established nine national customers through Premier Accounts.
      PEiR Group. We established the PEiR Group (Profit and Education in Reprographics) in July 2003, a separate operating division of our company that is a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors. PEiR members are required to license our PlanWell online planroom application, facilitating the promotion of our technology as the industry standard. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry.
Competition
      According to the IRgA, most firms in the U.S. reprographics services industry are small, privately held entrepreneurial businesses. The larger reprographers in the United States, besides ourselves, include Service Point USA, a subsidiary of Service Point Solutions, S.A., Thomas Reprographics, Inc., ABC Imaging, LLC, and National Reprographics Inc. While we have no nationwide competitors, we do compete at the local level with a number of privately held reprographics companies, commercial printers, digital imaging firms, and to a limited degree, retail copy shops. Competition is primarily based on customer service, technological leadership, product performance and price. See Item 1A — “Risk Factors — Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.”
Research and Development
      We believe that to compete effectively we must continue to invest in research and development of our services. Our research and development efforts are focused on improving and enhancing PlanWell as well as developing new proprietary services. As of December 31, 2005, we employed 53 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. Cash outlays for research and development which include both capitalized and expensed items amounted to $2.8 million in 2003, $2.5 million in 2004, and $2.9 million in 2005.
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
      We have registered “PlanWell” as a trademark with the United States Patent and Trademark Office, in Canada, Australia and the European Union. Additionally, we have registered the trademark “PlanWell PDS” with the United States Patent and Trademark Office, Australia and the European Union and have applied for registration in Canada. We do not have any other trademarks, service marks or patents that are material to our business.
      For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share” and Item 1A — “Risk Factors — We may be subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.”
Information Technology
      We operate two technology centers in Silicon Valley to support our reprographics services and a software programming facility in Calcutta, India. Our technology centers also serve as design and development facilities for our software applications, and house our nationwide database administration team and networking engineers.
      From these technology centers, our technical staff is able to remotely manage, control and troubleshoot the primary databases and connectivity of each of our operating divisions. This allows us to avoid the costs and expenses of employing costly database administrators and network engineers in each of our service facilities.
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
Employees
      As of December 31, 2005, we had more than 3,800 employees. Approximately 20 of our employees are covered by two collective bargaining agreements. The collective bargaining agreement with our subsidiary, Ridgway’s Ltd., expires on November 30, 2007 and the agreement with our subsidiary, B.P. Independent Reprographics, Inc., expires on December 4, 2006, but will continue thereafter from year to year unless either party terminates the agreement. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.

Item 1A.	Risk Factors
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
      We believe that AEC markets accounted for approximately 80% of our net sales for the year ended December 31, 2005. Our historical operating results reflect the cyclical and variable nature of the AEC industry. This industry historically experiences alternating periods of inadequate supplies of housing, commercial and industrial space coupled with low vacancies, causing a surge in construction activity and increased demand for reprographics services, followed by periods of oversupply and high vacancies and declining demand for reprographics services. In addition, existing and future government policies and programs may greatly influence the level of construction spending in the public sector, such as highways, schools, hospitals, sewers, and heavy construction. Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to the nature of this industry than other companies who serve more diversified markets. Our experience has shown that the AEC industry generally experiences economic downturns several months after a downturn in the general economy. We expect that there may be a similar delay in the rebound of the AEC industry following a rebound in the general economy. Future economic and industry downturns may be characterized by diminished demand for our products and services and, therefore, any continued weakness in our customers’ markets and overall global economic conditions could adversely affect our future revenue and profitability.
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
      Since 2000, the reprographics industry has undergone vast changes. The industry’s main production technology has migrated from analog to digital. This has prompted a number of trends in the reprographics industry, including a rapid shift toward decentralized production and lower labor utilization. As digital output devices become smaller, less expensive, easier to use and interconnected, end users of construction drawings are placing these devices within their offices and other locations. On-site reprographics equipment allows a customer to print documents and review hard copies without the delays or interruptions associated with sending documents out for duplication. Also, as a direct result of advancements in digital technology, labor demands have decreased. Instead of producing one print at a time, reprographers now have the capability to produce multiple sets of documents with a single production employee. By linking output devices through a single print server, a production employee simply directs output to the device that is best suited for the job. As a result of these trends, reprographers have had to modify their operations to decentralize printing and shift costs from labor to technology.
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
      Our customers value the ability to view and order prints via the internet and print to output devices in their own offices and other locations throughout the country. In 2005, our reprographics services represented approximately 74.7% and our facilities management services represented approximately 16.8% of our total net sales. Both categories of revenue are generally derived via a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward consuming information on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.

We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
      We derived approximately half of our net sales in 2005 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters. Any adverse developments affecting California could have a disproportionately negative effect on our revenue, operating results and cash flows.

Our growth strategy depends in part on our ability to successfully identify and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.
      As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired 100 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, integrate, and close acquisitions. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, or FTC, may impede, limit or prevent us from proceeding with an acquisition. We regularly evaluate potential acquisitions, although we currently have no agreements or active negotiations with respect to any material acquisitions.
      Acquisitions involve a number of special risks. There may be difficulties integrating acquired personnel and distinct business cultures. Additional financing may be necessary and, if used, would increase our leverage, dilute our equity, or both. Acquisitions may divert management’s time and our resources from existing operations. It is possible that there could be a negative effect on our financial statements from the impairment related to goodwill and other intangibles. We may experience the loss of key employees or customers of acquired companies. In addition, risks may include high transaction costs and expenses of integrating acquired companies, as well as exposure to unforeseen liabilities of acquired companies and failure of the acquired business to achieve expected results. These risks could hinder our future growth and adversely affect our competitive position and operating results.
      We expand our geographic coverage by opening additional satellite branches in regions near our established operations to capture new customers and greater market share. Since December 31, 2004, we have opened 19 new branches in areas that expand or further penetrate our existing markets, and we expect to open an additional 15 branches by the end of 2006. Although the capital investment for a new branch is modest, our growth strategy with respect to branch openings is in the early stages of implementation and the branches we open in the future may not ultimately produce returns that justify our investment.

If we are unable to successfully monitor and manage the business operations of our subsidiaries, our business and profitability could suffer.
      We operate our company under a dual operating structure of centralized administrative functions and regional decision making on marketing, pricing, and selling practices. Since 1997, we have acquired 100 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of these businesses. If we do not successfully manage our subsidiaries under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.

We depend on certain key vendors for reprographics equipment, maintenance services and supplies, making us vulnerable to supply shortages and price fluctuations.
      We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our four largest vendors in 2005, are Oce N.V., Xerox Corporation, Canon Inc., and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase such reprographics equipment, maintenance services or supplies could limit our ability to provide services to our customers on a timely and cost-effective basis.

Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.
      Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. Under our PlanWell license agreements, we grant other reprographers a non-exclusive, non-transferable, limited license to use our technology and receive our services. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, U.S. law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Unauthorized third parties may copy aspects of our products, reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Others may develop non-infringing technologies that are similar or superior to ours. If competitors are able to develop such technology and we cannot successfully enforce our rights against them, they may be able to market and sell or license the marketing and sale of products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, intellectual property litigation can be expensive, a burden on management’s time and our company’s resources, and its results can be uncertain.

Damage or disruption to our facilities, our technology centers, our vendors or a majority of our customers could impair our ability to effectively provide our services and may have a significant impact on our revenues, expenses and financial condition.
      We currently store most of our customer data at our two technology centers located in Silicon Valley near known earthquake fault zones. Damage or destruction of one or both of these technology centers or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could have a material adverse effect on the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. In addition, such damage or destruction on a national scale resulting in a general economic downturn could adversely affect our results of operations and financial condition. We store and maintain critical customer data on computer servers at our technology centers that our customers access remotely through the internet and/or directly through telecommunications lines. If our back-up power generators fail during any power outage, if our telecommunications lines are severed or those lines on the internet are impaired for any reason, our remote access customers would be unable to access their critical data, causing an interruption in their operations. In such event, our remote access customers and their customers could seek to hold us responsible for any losses. We may also potentially lose these customers and our reputation could be harmed. In addition, such damage or destruction, particularly those that directly impact our technology centers or our vendors or customers could have an impact on our sales, supply chain, production capability, costs, and our ability to provide services to our customers.
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

Item 1B.	Unresolved Staff Comments
      None

Item 2.	Properties
      We currently operate 215 reprographics service centers totaling 1,475,088 square feet. We also occupy two technology centers in Silicon Valley, California, a software programming facility in Calcutta, India, as well as our three administrative facilities. Our executive offices are located in Glendale California.

	Number of			Reprographics
	Admin & IT		Square	Service		Square
Region	Facilities		Footage	Centers		Footage

Southern California	1		7,183	47	(2)	368,468
Northern California	4	(1)	29,901	37		265,789
Pacific Northwest	0		0	11		103,364
Northeast	1		650	37		179,627
Southern	0		0	52		319,104
Midwest	0		0	31	(3)	238,736

Total	6		37,734	215		1,475,088

(1)	Includes two technology centers in Fremont, California, and one in Calcutta, India.

(2)	Includes one service center in Mexico City, Mexico.

(3)	Includes two service centers in the Toronto metropolitan area.

      We lease 206 of our reprographics service centers, each of our administrative facilities and our technology centers. These leases expire through January 2019. Substantially all of the leases contain renewal provisions and provide for annual increases in rent based on the local Consumer Price Index. The owned facilities are subject to major encumbrances under our credit facilities. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.

Item 3.	Legal Proceedings
      We are a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co., which is pending in the United States Bankruptcy Court, Southern District of New York. We managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against us, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding our handling of the assets of LF Co. The Trustee claims damages of not less than $9.5 million, as well as punitive damages and treble damages with respect to the Lanham Act claims. Previously, on or about October 10, 2003, a secured creditor of LF Co., Merrill Lynch Business Financial Services, Inc., or Merrill, had filed a complaint in the LF Co. Bankruptcy proceeding against us, which was most recently amended on or about July 6, 2004. Merrill’s claims are duplicated in the Trustee’s suit. We, in turn, have filed answers and counterclaims denying liability to the Trustee and seeking reimbursement of all costs and damages sustained as a result of the Trustee’s actions and in our efforts to assist LF Co. These cases are set for trial in April 2006. We believe that we have meritorious defenses as well as substantial counterclaims against Merrill Lynch and the Trustee. We intend to vigorously contest the above matters. Based on the discovery and depositions to date, we do not believe that the outcome of the above matters will have a material adverse impact on our results of operations or financial condition.
      We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental and Regulatory Considerations
      Our property consists principally of reprographics and related production equipment, and we lease substantially all of our production and administrative facilities. We are not aware of any environmental liabilities which would have a material impact on our operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      Our common stock, par value $0.001, is listed on the NYSE under the stock symbol “ARP” and has been listed since February 4, 2005, when it was first listed in connection with our initial public offering. No sales of our common stock took place prior to February 4, 2005. The following table sets forth for the fiscal periods indicated the high and low sale prices for our common stock as reported by the NYSE:

	Fiscal 2005

	High	Low

First Quarter(1)	$15.64	$13.00
Second Quarter	16.20	13.42
Third Quarter	18.29	15.85
Fourth Quarter	25.95	16.55

(1)	Beginning on February 4, 2005, the first day that our stock was listed on the NYSE.
Holders
      As of March 1, 2006, the approximate number of stockholders of record of our common stock was 36 and the closing price of our common stock was $28.80 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these shareholders of record.
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
      Since January 1, 2005, there have been no sales of unregistered securities.

Item 6.	Selected Consolidated Financial Data
      The selected historical financial data presented below are derived from the audited financial statements of Holdings for the fiscal years ended December 31, 2001, 2002, 2003, and 2004 and the audited financial statements of American Reprographics Company for the fiscal year ended December 31, 2005. The selected historical financial data does not purport to represent what out financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Statement of Operations Data:
Reprographics services	$338,124	$324,402	$315,995	$333,305	$369,123
Facilities management	39,875	52,290	59,311	72,360	83,125
Equipment and supplies sales	42,702	42,232	40,654	38,199	41,956

Total net sales	420,701	418,924	415,960	443,864	494,204
Cost of sales	243,710	247,778	252,028	263,787	289,580

Gross profit	176,991	171,146	163,932	180,077	204,624
Selling, general and administrative expenses	104,004	103,305	101,252	105,780	112,679
Provision for sales tax dispute settlement	—	—	—	1,389	—
Amortization of intangibles	5,801	1,498	1,709	1,695	2,120
Write-off of intangible assets	3,438	—	—	—	—

Income from operations	63,748	66,343	60,971	71,213	89,825
Other income	304	541	1,024	420	381
Interest expense	(47,530)	(39,917)	(39,390)	(33,565)	(26,722)
Loss on early extinguishment of debt	—	—	(14,921)		(9,344)

Income before income tax provision (benefit)	16,522	26,967	7,684	38,068	54,140
Income tax provision (benefit)(1)	5,787	6,267	4,131	8,520	(6,336)

Net income	10,735	20,700	3,553	29,548	60,476
Dividends and amortization of discount on preferred equity	(3,107)	(3,291)	(1,730)	—	—

Net income	$7,628	$17,409	$1,823	$29,548	$60,476

	Fiscal Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per share amounts)
Earnings per share:
Basic	$0.21	$0.48	$0.05	$0.83	$1.43
Diluted	$0.21	$0.47	$0.05	$0.79	$1.40
Weighted average common shares outstanding:
Basic	36,629	36,406	35,480	35,493	42,264
Diluted	36,758	36,723	37,298	37,464	43,178

	Fiscal Year Ended December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Other Financial Data:
Depreciation and amortization(2)	$25,442	$19,178	$19,937	$18,730	$19,165
Capital expenditures, net	$8,659	$5,209	$4,992	$5,898	$5,237
Interest expense	$47,530	$39,917	$39,390	$33,565	$26,722

	As of December 31,

	2001	2002	2003	2004	2005

	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,110	$24,995	$17,315	$13,826	$22,643
Total assets	$372,583	$395,128	$374,716	$377,334	$442,361
Long term obligations and mandatorily redeemable preferred and common stock(3)(4)	$371,515	$378,102	$360,008	$338,371	$253,371
Total stockholders’ equity (deficit)	$(78,955)	$(61,082)	$(60,015)	$(35,009)	$113,569
Working capital	$24,338	$24,371	$16,809	$22,387	$35,797

(1)	The Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of that reorganization, a deferred tax benefit of $27,701 was booked concurrent with the consummation of the IPO.

(2)	Depreciation and amortization includes a write-off of intangible assets of $3.4 million for the year ended December 31, 2001.

(3)	In July 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In accordance with SFAS No. 150, the redeemable preferred equity of Holdings has been reclassified in our financial statements as a component of our total debt upon our adoption of this new standard. The redeemable preferred equity amounted to $25.8 million as of December 31, 2003 and $27.8 million as of December 31, 2004. SFAS No. 150 does not permit the restatement of financial statements for periods prior to the adoption of this standard.

(4)	Redeemable common stock amounted to $8.1 million at December 31, 2001.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. This Annual Report contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those indicated in forward-looking statements. See “Forward-Looking Statements” and “Risk Factors.”

Executive Summary
      American Reprographics Company is the leading reprographics company in the United States. We provide business-to-business document management services to the architectural, engineering and construction industry, or AEC industry, through a nationwide network of independently branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community. We also serve a variety of clients and businesses outside the AEC industry in need of sophisticated document management services.
      Our services apply to time-sensitive and graphic-intensive documents, and fall into four primary categories:

•	Document management;

•	Document distribution & logistics;

•	Print-on-demand; and

•	On-site services, frequently referred to as facilities management, or FMs, (any combination of the above services supplied at a customer’s location).
      We deliver these services through our specialized technology, more than 775 sales and customer service employees interacting with our customers every day, and more than 2,300 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 73,000 companies throughout the country.
      Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired in our 17-year history. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
      A significant component of our growth has been from acquisitions. In 2005, we acquired 14 businesses for $32.1 million. We acquired six businesses in 2004 for $3.7 million, and four in 2003 for $870,000. Each acquisition was accounted for using the purchase method, so consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition related costs.
      As part of our growth strategy, in 2003 we began opening and operating branch service centers, which we view as a relatively low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened 19 new branches in key markets since December 31, 2004 and expect to open an additional 15 branches by the end of 2006. To date, each branch that has been open at least 12 months has generated operating profit.
      In the following pages, we offer descriptions of how we manage and measure financial performance throughout the company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ from what is presented here.
      Evaluating our Performance. We measure our success in delivering value to our shareholders by striving for the following:

•	Creating consistent, profitable growth;

•	Maintaining our industry leadership as measured by our geographical footprint, market share and revenue generation;

•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;

•	Maintaining the lowest cost structure in the industry; and

•	Maintaining a flexible capital structure that provides for both responsible debt service and pursuit of acquisitions and other high-return investments.
      Primary Financial Measures. We use net sales, costs and expenses and operating cash flow to operate and assess the performance of our business.
      Net Sales. Net sales represent total sales less returns, discounts and allowances. These sales consist of document management services, document distribution and logistics services, print-on-demand services, reprographics equipment, and reprographics equipment and supplies sales. We generate sales by individual orders through commissioned sales personnel and, in some cases, through national contracts.
      The distinctions in our reportable revenue categories are based primarily on the similarities in their gross margins and other economic similarities. They are categorized as reprographic services, facilities management, and equipment and supplies. Our current service segmentation is likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services now comprise less than five percent of our overall revenue. We believe digital services will likely exceed 10% of our revenue mix by the end of 2007.
      Software licenses and membership fees are derived over the term of the license or the membership agreement. Licensed technology includes PlanWell online planrooms, PlanWell Electronic Work Order (EWO), PlanWell BidCaster and MetaPrint. Revenues from these agreements are separate from digital services. Digital services include digital document management tasks, scanning and archiving digital documents, posting documents to the web and other related work performed on a computer. Software licenses, membership fees and digital services are categorized and reported as a part of “Reprographic services”.
      Revenue from reprographic services is produced from document management, document distribution and logistics, and print-on-demand services, including the use of PlanWell by our customers. These services are typically invoiced to a customer as part of a combined per-square-foot printing cost and, as such, it is impractical to allocate revenue levels for each item separately. We include revenues for these services under the caption “Reprographics services”.
      On-site services, or facilities management, revenues are generated from providing reprographic services in our customers’ locations using machines that we own or lease. Generally, this revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics services”.
      Revenue from equipment and supplies is derived from the resale of such items to our customers. We do not manufacture such items but rather purchase them from our vendors at wholesale costs.
      In 2005, our reprographics services represented 74.7% of net sales, facilities management 16.8%, and sales of reprographics equipment and supplies 8.5%. Of the 74.7% of reprographic services, 4.9% was derived from digital services revenue. Software licenses, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.
      We identify reportable segments based on how management internally evaluates financial information, business activities and management responsibility. On that basis, we operate in a single reportable business segment.
      While large orders involving thousands of documents and hundreds of recipients are common, the bulk of our customer orders consist of organizing, printing or distributing less than 200 drawings at a time. Such “short-run” orders are usually recurring, despite their tendency to arrive with no advance notice and a short turnaround requirement. Since we do not operate with a backlog, it is difficult to predict the number, size and profitability of reprographics work that we expect to undertake more than a few weeks in advance.
      Costs and Expenses. Our cost of sales consists primarily of paper, toner and other consumables, labor, and expenses for facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not affect our operating margins because changes are generally passed on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
      We maintain low levels of inventory and other working capital. Capital expenditure requirements are also low; most facilities and equipment are leased, with overall cash capital spending averaging approximately 1.1% of annual net sales over the last three years. Since we typically lease our reprographics equipment for a three to five year term, we are able to upgrade equipment in response to rapid changes in technology.
      Technology development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Silicon Valley, California and Calcutta, India.
      Our selling expenses generally include salaries and commissions paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include salaries and benefits paid to support personnel at our reprographics businesses and our corporate staff, as well as office rent, utilities, insurance, communications expenses, and various professional services.
      Operating Cash. Operating Cash or “Cash Flow from Operations” includes net income less common expenditures requiring cash and is used as a measure to control working capital.
      Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:

•	Net income and earnings per share;

•	EBIT;

•	EBITDA;

•	Revenue per geographical region;

•	Material costs as a percentage of net sales; and

•	Days Sales Outstanding/ Days Sales Inventory/ Days Accounts Payable.
      In addition to using these financial measures at the corporate level, we monitor some of them daily and location-by-location through use of our proprietary company intranet and reporting tools. Our corporate operations staff also conducts a monthly variance analysis on the income statement, balance sheet, and cash flow statement of each operating division.
      Not all of these financial measurements are represented directly on the Company’s consolidated financial statements, but meaningful discussions of each are part of our quarterly disclosures and presentations to the investment community.
      Measuring revenue by other means. We also measure revenue generation by geographic region to manage the performance of our local and regional business units. This offers us operational insights into the effectiveness of our sales and marketing efforts and alerts us to significant business trends.
      We believe our current customer segment mix is approximately 80% of our revenues come from the AEC market, while 20% come from non-AEC sources. We believe this mix is optimal because it offers us the advantages of diversification without diminishing our focus on our core competencies.
      Our six geographic operating regions are:

•	East Coast — includes New England and the Mid-Atlantic states;

•	Midwest — includes Canadian operations as well as commonly considered Midwestern states;

•	Southern — our broadest region, spans Florida to Texas and north into Las Vegas;

•	Southern California — with the Monterey Bay area as a rough dividing line;

•	Northern California — includes Silicon Valley, the San Francisco Bay Area and the Greater Sacramento/ Central Valley area; and

•	Pacific Northwest — includes Oregon and Washington.
      Acquisitions. Our disciplined approach to complementary acquisitions has led us to acquire reprographic businesses that fit our profile for performance potential and meet strategic criteria for gaining market share. In most cases, performance of newly acquired businesses improves almost immediately due to the application of financial best practices, significantly greater purchasing power, and productivity-enhancing technology.
      According to the International Reprographics Association (IRgA), the reprographics industry is highly-fragmented and comprised primarily of small businesses of less than $5 million in annual sales. Our own experience in acquiring reprographic businesses over the past ten years reflects this estimate. Although none of the individual acquisitions we made in the past three years are material to our overall business, each was strategic from a marketing and regional market share point of view.
      When we acquire businesses, our management typically uses the previous year’s sales figures as an informal basis for estimating future revenues for the Company. We do not use this approach for formal accounting or reporting purposes but as an internal benchmark with which to measure the future effect of operating synergies, best practices and sound financial management on the acquired entity.

      We also use previous year’s sales figures to assist us in determining how the company will be integrated into the overall management structure of the Company. We categorize newly acquired businesses in one of two ways:

1. Standalone Acquisitions. Post-acquisition, these businesses maintain their existing local brand and act as strategic platforms for the company to acquire market share in and around the specific geographical location.

2. Branch/ Fold-in Acquisitions. These are equivalent to our opening a new or “green field” branch. They support an outlying portion of a larger market and rely on a larger centralized production facility nearby for strategic management, load balancing, for providing specialized services, and for administrative and other “back office” support. We maintain the staff and equipment of these businesses to a minimum to serve a small market or a single large customer, or we may physically integrate (“fold-in”) staff and equipment into a larger nearby production facility.
      New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less tangible assets and identified intangible assets. We test our goodwill components annually for impairment on September 30. The methodology for such testing is detailed further on page 39 of this report.
      Recent Developments. On February 9, 2005, we closed an initial public offering of common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares, 7,666,667 were newly issued shares sold by us and 5,683,333 were outstanding shares sold by stockholders. On March 2, 2005, an additional 1,685,300 shares were sold by certain stockholders pursuant to the underwriters’ exercise of their over-allotment option. As required by the Holdings operating agreement, we repurchased all preferred equity of Holdings upon closing the initial public offering with $28.3 million of the net proceeds from the initial public offering.
      On February 9, 2005, we used a portion of the proceeds from our initial public offering to repay $50.7 million of our then outstanding $225 million senior second priority secured term loan facility and $9 million of our $100 million senior first priority secured term loan facility. On February 9, 2005, we also made a cash distribution of $8.2 million to certain members of Holdings in accordance with the Holdings operating agreement. See Note 11 to our consolidated financial statements for further details.
      In December 2005, we refinanced our second lien credit facility with additional borrowings under the first lien credit facility upon the reduction of significant pre-payment penalties associated with the second lien credit facility. We believe the new credit structure will save approximately $8 million annually under the new interest rate and current outstanding balance. We increased our first lien credit facility to pay off in full the borrowings under the original second lien credit facility. In connection with the transaction, we incurred prepayment penalties of approximately $4 million. In addition, we wrote off the remaining unamortized deferred financing costs of approximately $5.3 million. We have recorded $9.3 million of loss on early extinguishment of debt in our consolidated statement of operations.
      Subsequent to December 31, 2005, we completed the acquisition of 2 reprographics companies in the United States for a total purchase price of $11 million.
      Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2005, with the remaining 20% consisting of sales to non-AEC markets (based on our review of the top 30% of our customers, and designating customers as either AEC or non-AEC based on their primary use of our services). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.

Non-GAAP Measures
      EBIT and EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.
      EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. EBIT margin is a non-GAAP measure calculated by subtracting depreciation and amortization from EBITDA and dividing the result by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
      We present EBIT and EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
      We use EBIT to measure and compare the performance of our divisions. We operate our divisions as separate business units but manage debt and taxation at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our divisions. We also use EBIT to measure performance for determining division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, because our divisions do not incur interest or income tax expense, the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.
      EBIT and EBITDA and related ratios have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

•	They do not reflect our cash expenditures, or future requirements for capital expenditures and contractual commitments;

•	They do not reflect changes in, or cash requirements for, our working capital needs;

•	They do not reflect the significant interest expense, or the cash requirements necessary, to service interest or principal payments on our debt;

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as comparative measures.
      Because of these limitations, EBIT and EBITDA and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only as supplements. For more information, see our consolidated financial statements and related notes elsewhere in this report.

      The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Fiscal Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Cash flows provided by operating activities	$48,237	$60,858	$56,648
Changes in operating assets and liabilities	(1,102)	(3,830)	8,859
Non-cash expenses, including depreciation and amortization	(43,582)	(27,480)	(5,031)
Income tax provision (benefit)	4,131	8,520	(6,336)
Interest expense	39,390	33,565	26,722
Loss on early extinguishment of debt	14,921	—	9,344

EBIT	61,995	71,633	90,206
Depreciation and amortization	19,937	18,730	19,165

EBITDA	81,932	90,363	109,371
Interest expense	(39,390)	(33,565)	(26,722)
Loss on early extinguishment of debt	(14,921)	—	(9,344)
Income tax (provision) benefit	(4,131)	(8,520)	6,336
Depreciation and amortization	(19,937)	(18,730)	(19,165)
Dividends and amortization of discount on preferred equity	(1,730)		—

Net income	$1,823	$29,548	$60,476

      The following is a reconciliation of net income to EBITDA:

	Fiscal Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Net income	$1,823	$29,548	$60,476
Dividends and amortization of discount on preferred equity	1,730	—	—
Interest expense, net	39,390	33,565	26,722
Loss on early extinguishment of debt	$14,921		9,344
Income tax provision (benefit)	4,131	8,520	(6,336)
Depreciation and amortization	19,937	18,730	19,165

EBITDA	$81,932	$90,363	$109,371

      The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Fiscal Year Ended
	December 31,

	2003	2004	2005

Net income margin	0.9%	6.7%	12.2%
Interest expense, net	9.5%	7.6%	5.4%
Income tax provision (benefit)	1.0%	1.9%	(1.3)%
Loss on early extinguishment of debt	3.6%	—%	1.9%

EBIT margin	14.9%	16.2%	18.2%
Depreciation and amortization	4.8%	4.2%	3.9%

EBITDA margin	19.7%	20.4%	22.1%

Results of Operations
      The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales

	Fiscal Year Ended December 31,

	2003	2004	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales	60.6	59.4	58.6

Gross profit	39.4	40.6	41.4
Selling, general and administrative expenses	24.3	23.8	22.8
Provision for sales tax dispute settlement	—	0.3	—
Amortization of intangibles	0.4	0.4	0.4

Income from operations	14.7	16.1	18.2
Other income	0.2	0.1	0.1
Interest expense, net	(9.5)	(7.6)	(5.4)
Loss on early extinguishment of debt	(3.6)	—	(1.9)

Income before income tax provision	1.8	8.6	11.0
Income tax (provision) benefit	(1.0)	(1.9)	1.2

Net income	0.8%	6.7%	12.2%

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Year Ended
	December 31,		Increase (decrease)

	2004	2005	(In dollars)	(Percent)

	(In millions)
Reprographics services	$333.3	$369.1	$35.8	10.7%
Facilities management	72.4	83.1	10.7	14.8
Equipment and supplies sales	38.2	42.0	3.8	10.0

Total net sales	$443.9	$494.2	$50.3	11.3%
Gross profit	$180.1	$204.6	$24.5	13.6%
Selling, general and administrative expenses	$105.8	$112.7	$6.9	6.5%
Provision for sales tax liability	$1.4	$—	$(1.4)	n/a
Amortization of intangibles	$1.7	$2.1	$0.4	23.5%
Interest expense, net	$33.6	$26.7	$(6.9)	(20.5)%
Income taxes provision (benefit)	$8.5	$(6.3)	$(14.8)	(174.1)%
Net income	$29.5	$60.5	$31.0	105.1%
EBITDA	$90.4	$109	$18.6	20.6%

Net Sales.
      Reprographic services. Net sales increased in 2005 compared to 2004 from increased construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. Data from FMI, a well-respected management consultancy for the construction industry, show non-residential construction increasing by a minimum of 5% in each of the U.S. Census districts, with some districts reporting 8% and 10% increases. Residential construction was also robust, showing increases in every district by as much as 10%. We acquired 14 business at various times throughout the year, each with a primary focus on reprographic services. These acquired businesses added sales from their book of business to our own, but in some cases, also allowed us to aggregate regional work from larger clients. Regional managers reported continued strength in large-format printing sales. Several regions also saw significant increases in large and small-format color sales as our AEC customers began to market new projects in view of the improving economy. The hurricane season of 2005 depressed sales in the affected region, with Louisiana, Mississippi and Alabama operations reporting monthly revenues at 70% of 2004 averages for the same period. Company-wide, pricing remained at similar levels to 2004, indicating that revenue increases were due primarily to volume.
      Facilities management. The increase in on-site or facilities management services continued to post solid dollar volume and year-over-year percentage gains. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by the nine-year compounded annual growth rate of 30% in new on-site services contracts. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. The highly renewable nature of most on-site service contracts leads us to believe that this source of revenue will continue to increase in the near term.
      Equipment and supplies sales. From 2001 through 2004, our equipment and supplies sales declined or were generally flat. In 2005, we experienced a 10% gain as compared to 2004 revenue for this service line. During the past four years, our facilities management sales efforts made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service agreements. Two acquisitions in the Midwest in 2005 and one late in 2004 contributed to reversing this trend, as each possessed a strong equipment and supply business unit. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment. In the future, we expect this market to grow and intend to target this type of customer through increased marketing and sales efforts.

Gross Profit.
      Gross profit in 2005 came in at $204.6 million compared to $180.1 million in 2004. This 13.6% increase in gross profit was the result increased revenues of 11.3% coupled with the fixed cost nature of some of our cost of good sold expenses, such as machine cost and facility rent. Gross margins increased from 40.6% in 2004 to 41.4% in 2005 due to increased revenue and the fixed cost nature of some of our cost of goods sold expenses. These increases were partially offset by lower gross margins due to acquisition activity and new branch openings that tend to depress gross margins temporarily.
      Facilities management revenues are a significant component of our gross margins. We believe that this service segment will continue to be our strongest margin producer in the foreseeable future. Customers continue to view on-site services and digital equipment as a premium “convenience” offering, and we believe the market for this service will continue to expand. We believe that more customers will adopt these services, as the equipment continues to become smaller and more affordable.
      While material costs as a percentage of net sales remained flat from 2004 to 2005, our increased purchasing power as a result of our expanding geographical footprint continues to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales increased from 22.8% in 2004 to 23.2% in 2005 due to the increased cost associated with higher-priced, technologically-equipped employees whose skills are necessary to serve our customers, and continuing increases in employee health benefit costs. Production overhead as a percentage of revenue decreased from 18% in 2004 to 16.8% in 2005 due to the fixed cost nature of the expense coupled with the net sales increase.
      Selling, General and Administrative Expenses. In 2005, selling, general and administrative expenses increased by $6.9 million or 6.5% over 2004. The increase is attributable to the increase in our sales volume during the same period. Expenses rose primarily due to increases in sales commissions, incentive payments and bonus accruals that accompany sales growth. As a percentage of net sales, selling, general and administrative expenses declined by 1% in 2005 as compared to 2004 as a result of continued regional consolidation of accounting and finance functions, and a maturing regional management structure. Our regional management structure, instituted in 2003, continues to bear positive results in the dissemination of best business practices, better administrative controls, and greater consolidation of common regional resources. Our general and administrative expenses included management fees of approximately $0.9 million paid in each of 2003 and 2004 to CHS Management IV LP and $217,000 in 2005 in accordance with a management agreement entered into as part of our recapitalization in 2000. These management fees ceased after our initial public offering in February 2005. We expect that our selling, general and administrative expenses will increase in absolute dollars due to increased legal and accounting fees as a public company, including costs associated with evaluating and enhancing our internal control over financial reporting.
      Amortization of Intangibles. Amortization of intangibles increased 25.1% in 2005 compared to 2004 primarily due to an increase in identified intangible assets such as customer relationships, trade names and not-to-compete covenants in association with acquired businesses.
      Interest Expense, Net. Net interest expense declined to $26.7 million in 2005 compared with $33.6 million in 2004, a decrease of 20.5% year-over-year. The decrease was due primarily to the use of $88 million in net proceeds from our February 2005 initial public offering to repay debt.
      Income Taxes. Our effective income tax rate increased from 22% to 39%, not including our one-time benefit as a result of our reorganization in February 2005. The increase is due to our entire company being subject to corporate income taxation in 2005 as compared to 2004 in which a substantial portion of our business was operated within a limited liability company and treated as a partnership for income tax purposes. The members of Holdings paid income tax on their respective share of Holdings’ income.
      Net Income. Net income increased to $60.5 million in 2005 compared to $29.5 million in 2004 primarily due to increased sales as overall construction activity in the U.S. expanded in most regions, lower interest expense due to the reduction in our overall debt, and a one-time tax benefit due to our reorganization in February 2005.
      EBITDA. Our EBITDA margin increased to 22.1% in 2005 compared to 20.4% in 2004 primarily due to higher revenues.

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
      Net Sales. Net sales increased in 2004 compared to 2003 primarily due to the improvement in the U.S. economy, particularly in the Western United States, acquisition activity, the expansion of our revenue base through the opening of new branches, and by increasing our market share in certain markets. Prices during this period remained relatively stable, indicating that our revenue increases were primarily volume driven.
      While revenue from reprographics services and facilities management increased, our revenue generated from sales of equipment and supplies sales decreased. This was due to the conversion of many equipment sales contracts into facilities management contracts. We believe that the recurring revenues from such facilities management contracts that span over several years should make our revenue profile more stable. This ability to convert our equipment sales contracts into facilities management contracts, coupled with the increased decentralized nature of the AEC industry, leads us to believe that facilities management revenue will continue to increase in the near term.
      Gross Profit. Our gross profit increased in 2004 compared to 2003 due primarily to the increase in our net sales coupled with the fixed cost nature of our leases for production equipment and facilities. The gross margin realized on our incremental sales increase during this period amounted to 57.9%. Our overall gross margin improved by approximately 1.2 percentage points to 40.6% in 2004 compared to 39.4% in 2003. We were able to reduce our material cost as a percentage of net sales from 16.1% in 2003 to 15.4% in 2004 due to a negotiated price reduction in the cost of material from one of our major vendors, coupled with better waste control procedures. Production labor cost as a percentage of net sales increased slightly from 21.6% in 2003 to 22.8% in 2004 due to the hiring of additional production labor in anticipation of continued revenue increases coupled with an increase in employee health benefits costs. Production overhead as a percentage of revenue decreased from 22.9% in 2003 to 21.3% in 2004 due to the fixed cost nature of the expense coupled with the net sales increase.
      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased in 2004 compared to 2003 primarily due to higher sales commissions related to increased sales and higher incentive bonus accruals during 2004 compared to 2003 related to improved operating results. As a percentage of net sales, selling, general and administrative expenses during 2003 and 2004 decreased from 24.3% to 23.8%, respectively, as higher sales in 2004 offset the increase in our sales force and increased selling and marketing activities during 2004 as we continued to pursue market share expansion. Our general and administrative expenses each in 2003 and 2004 included approximately $0.9 million management fees paid to

CHS Management IV LP in accordance with a management agreement entered into as part of our recapitalization in 2000. These management fees ceased after our initial public offering.
      Provision for Sales Tax Dispute Settlement. We recorded a $1.4 million provision for a sales tax dispute settlement in 2004 related to a dispute we are involved in with a state tax authority. The dispute involves unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. The unresolved issues relate to the application of sales taxes on certain discounts granted to our customers. For further information concerning the provision for sales tax dispute settlement, see “State Sales Tax” on page 37.
      Amortization of Intangibles. Amortization of intangibles in 2004 remained flat compared to 2003.
      Interest Expense, Net. Net interest expense decreased in 2004 compared to 2003 due to the refinancing of our debt in December 2003, which lowered our overall effective interest rate in 2004 by approximately two percentage points. Also, during 2004, we reduced our total debt obligations by approximately $36.5 million. Partially offsetting these interest expense reductions was the additional interest expense recognized with the adoption of FAS 150. FAS 150 required that we treat our redeemable preferred stock as debt from the effective date of July 1, 2003. As a result, we incurred six months of this interest expense during 2003 amounting to $1.8 million, compared to twelve months of interest expense amounting to $3.9 million during 2004.
      During 2003, the interest benefit from our interest rate swap contracts was $4.0 million. The interest rate swap contracts expired in September 2003, and we entered into a new interest rate hedge in September 2003. This instrument is accounted for as a hedge, and fluctuations in its market value do not affect our income statement.
      Income Taxes. Income tax provision increased in 2004 compared to 2003 primarily due to higher pretax income at the consolidated corporations. Excluding the $14.9 million loss on early extinguishment of debt we recorded during 2003, our overall effective income tax rate for 2004 increased to 22.4%, compared to 18.3% in 2003.
      Net Income. Net income increased in 2004 compared to 2003 primarily related to increased sales resulting from the improvement in the U.S. economy, increased AEC activity, as well as reduced interest expense due to the refinancing of our debt in December 2003, which resulted in a $14.9 million loss on early extinguishment of debt during 2003.
      EBITDA. Our EBITDA margin increased to 20.4% in 2004 compared to 19.7% in 2003 primarily due to higher revenues. For a reconciliation of EBITDA to pro forma net income, please see “— Non-GAAP Measures” above.

Quarterly Results of Operations
      The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2005. This quarterly information is unaudited, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,

	2004				2005

	(Unaudited, dollars in thousands)
Reprographics services	$84,170	$87,237	$81,958	$79,938	$87,695	$94,708	$94,730	$91,990
Facilities management	16,529	17,954	19,254	18,624	19,172	21,076	21,577	21,300
Equipment and supplies sales	9,819	10,424	8,953	9,004	9,599	9,776	11,180	11,401

Total net sales	$110,518	$115,615	$110,165	$107,566	$116,466	$125,560	$127,487	$124,691
Quarterly sales as a % of annual sales	24.9%	26.1%	24.8%	24.2%	23.6%	25.4%	25.8%	25.2%
Gross profit	$45,919	$49,424	$44,287	$40,447	$48,325	$53,654	$52,522	$50,124
Income from operations	$18,588	$20,639	$17,702	$14,284	$21,060	$25,083	$23,604	$20,078
EBITDA	$23,376	$25,839	$22,627	$18,521	$25,608	$29,648	$28,685	$25,431
Net income	$8,438	$9,845	$7,191	$4,074	$35,563	$11,383	$10,518	$3,012
      The following is a reconciliation of EBITDA to net income (loss) for each respective quarter.

	Quarter Ended

	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,

	2004				2005

	(Unaudited, dollars in thousands)
EBITDA	23,376	25,839	22,627	18,521	25,608	29,648	28,685	25,431
Interest expense	(8,125)	(8,405)	(8,559)	(8,476)	(8,324)	(6,194)	(6,131)	(6,074)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	(9,344)
Income tax benefit (provision)	(2,299)	(2,682)	(1,959)	(1,580)	22,709	(7,612)	(7,018)	(1,743)
Depreciation and amortization	(4,514)	(4,907)	(4,918)	(4,391)	(4,430)	(4,459)	(5,018)	(5,258)

Net income	$8,438	$9,845	$7,191	$4,074	$35,563	$11,383	$10,518	$3,012

      We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results are typically affected by seasonal factors, primarily the number of working days in a quarter. Historically, our fourth quarter is the slowest, reflecting the slowdown in construction activity during the holiday season, and our second quarter is the strongest, reflecting the fewest holidays and best weather compared to other quarters.

Impact of Inflation
      Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
      Our principal sources of cash have been operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, capital expenditures and tax-related distributions to members of Holdings. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included elsewhere in this report.

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Net cash provided by operating activities	$48,237	$60,858	$56,648

Net cash used in investing activities	$(8,336)	$(10,586)	$(27,547)

Net cash used in financing activities	$(47,581)	$(53,761)	$(20,284)

Operating Activities
      Net cash provided by operating activities for the year ended December 31, 2005 primarily related to net income of $60.5 million, depreciation and amortization of $19.1 million and non-cash interest expense of $8.7 million from the amortization of deferred financing costs. These factors were offset by the recording of $27.7 million in deferred tax benefits resulting from the reorganization of our company from an LLC to a corporation, the growth in accounts receivable of $4.0 million, primarily related to increased sales during 2005 and a decrease in accounts payable and accrued expenses of $6.1 million, primarily due to the timing of payments of interest on our bank debt coupled with timing of trade payables.
      Net cash provided by operating activities for the year ended December 31, 2004, primarily related to net income of $29.5 million, depreciation and amortization of $18.7 million, non-cash interest expense of $4.6 million from the amortization of deferred financing costs and the accretion of yield on our mandatorily redeemable preferred members’ equity, and an increase in accounts payable and accrued expenses of $12.4 million, primarily due to the timing of payments on trade payables, incentive bonus accruals to be paid at year end, and the higher volume of business activity in 2004. These factors were offset by the growth in accounts receivables of $5.7 million, primarily related to increased sales during 2004, and by the $3.1 million increase in our prepaid expenses, primarily due to the $2.2 million of IPO-related costs incurred in 2004 that were recorded as prepaid expenses. Such IPO-related costs were offset against gross IPO proceeds upon the completion of our IPO in February 2005.
      Net cash provided by operating activities for the year ended December 31, 2003, primarily related to net income of $3.6 million, depreciation and amortization of $19.9 million, non-cash interest expense of $12.4 million from the accretion of yield on Holdings’ notes and mandatorily redeemable preferred members’ equity, the amortization of deferred financing costs, the write-off of unamortized debt discount and deferred financing costs of $9.0 million as a result of our debt refinancing in December 2003, a decrease in accounts receivable of $1.8 million, and a $1.0 million decrease in inventory.
Investing Activities
      Net cash used in investing activities primarily relates to acquisition of businesses and capital expenditures. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $22.4 million, $4.6 million, and $3.1 million during the years ended December 31, 2005, 2004, and 2003, respectively. We incurred capital expenditures totaling

$5.2 million, $5.9 million, and $5.0 million during the years ended December 31, 2005, 2004, and 2003, respectively.
Financing Activities
      Net cash used in 2005 primarily relates to the redemption of preferred units of $28.3 million and repayment of long term-debt of $97.2 million and distributions to members of $8.2 million, offset by net proceeds from our initial public offering of $92.7 million, borrowings under long term debt agreements of $18 million and proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $4 million. Cash used in financing activities for the year ended December 31, 2004, included $48.4 million of repayments under our debt agreements and $6.1 million in cash distributions to members. Cash used in financing activities for the year ended December 31, 2003, included $375.6 million of repayments on our prior credit facilities, an $8.1 million payment of loan fees related to our debt refinancing, and $1.7 million in cash distributions to members. These were offset by $337.8 million in borrowings under our new credit facilities in December 2003.
      Our cash position, working capital, and debt obligations as of December 31, 2003, 2004, and 2005 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto elsewhere in this report.

	December 31

	2003	2004	2005

	(Dollars in thousands)
Cash and cash equivalents	$17,315	$13,826	$22,643
Working capital	$16,809	$22,387	$35,797

Mandatorily redeemable preferred and common equity	$25,791	$27,814	$—
Other debt obligations	359,340	320,833	273,812

Total debt obligations	$385,131	$348,647	$273,812

      Debt obligations as of December 31, 2004 include $27.8 million of redeemable preferred equity, which has been reclassified in our financial statements as a component of our total debt upon our adoption of SFAS No. 150 in July 2003. The redeemable preferred equity was redeemed on February 9, 2005.
      We expect a positive effect on our liquidity and results of operations going forward due to lower interest expense as net proceeds of approximately $92.7 million from our initial public offering were used to reduce our existing debt obligations. Our overall interest expense may also be reduced as rates applicable to future borrowings on our revolving credit facility may decrease since the margin for loans made under the revolving facility is based on the ratio of our consolidated indebtedness to our consolidated EBITDA (as defined in our credit facilities). The applicable margin on our revolving facility ranges between 2.00% and 2.75% for LIBOR rate loans and ranges between 1.00% and 1.75% for index rate loans. In addition, the termination of our management agreement with CHS Management IV LP that occurred upon completion of our initial public offering will improve future operations and cash flows by eliminating fees paid under this agreement $858,000 in 2003, $835,000 in 2004, and $217,000 in 2005.
      These positive factors will be offset to a certain extent by rising market interest rates on our debt obligations under our senior secured credit facilities, which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure about Market Risk,” we had $273.8 million of total debt outstanding as of December 31, 2005, of which $235.4 million was bearing interest at variable rates. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $2.4 million during the year ended December 31, 2005.
      We believe that our cash flow provided by operations will be adequate to cover our 2006 working capital needs, debt service requirements, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt.
      We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations, additional borrowings, or the issuance of our equity. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time and the willingness of potential sellers to accept equity as full or partial payment.
Debt Obligations
      Senior Secured Credit Facilities. On December 21, 2005, we entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Credit Agreement”), which replaced our Amended and Restated Credit and Guaranty Agreement dated as of June 30, 2005 (“First Amended and Restated Credit and Guaranty Agreement”). The Second Amended and Restated Credit Agreement provides for senior secured credit facilities aggregating up to $310,600,000, consisting of a $280,600,000 term loan facility and a $30,000,000 revolving credit facility. We used the proceeds from the incremental new term loan, in the amount of $157,500,000, to prepay in full all principal and interest payable under our then existing Second Lien Credit and Guaranty Agreement, dated December 18, 2003. The remaining balance of the increased term loan facility of $50,000,000 is available for our use, subject to the terms of the Second Amended and Restated Credit Agreement. Our obligations are guaranteed by our domestic subsidiaries and, subject to certain limited exceptions, are collateralized by first priority security interests granted in all of our and the guarantors’ personal and real property, and 65% of the assets of our foreign subsidiaries. Term loans are amortized over the term with the final payment due June 18, 2009. Amounts borrowed under the revolving credit facility must be repaid by December 18, 2008.
      Loans made under the credit facilities bear interest at one of two floating rates, at our option. The floating rates may be priced as either an Index Rate Loan or as Eurodollar Rate Loan. Term loans that are Index Rate Loans bear interest at the Index Rate plus .75%. The Index Rate is defined as the higher of (i) the rate of interest publicly quoted from time to time by The Wall Street Journal as the base rate on corporate loans posted by the nation’s largest banks and (ii) the Federal Reserve reported overnight funds rate plus ..5%. Term Loans which are Eurodollar Rate Loans bear interest at the Adjusted Eurodollar Rate plus 1.75%.
      Revolving Loans that are Index Rate Loans bear interest at the Index Rate plus an Applicable Margin. Revolving Loans that are Eurodollar Rate Loans bear interest at the Adjusted Eurodollar Rate plus an Applicable Margin. The Applicable Margin is determined by a grid based on the ratio of the consolidated indebtedness of us and our subsidiaries to the consolidated adjusted EBITDA (as defined in the credit facilities) of us and our subsidiaries for the most recently ended four fiscal quarters and range between 2.00% and 2.75% for Eurodollar Rate Loans and range between 1.00% and 1.75% for Index Rate Loans.

      The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under our senior secured credit facilities. Subsequent to December 31, 2004, we utilized the net proceeds from our initial public offering to pay down $9.0 million under our term facility and $50.7 million under our second priority facility.

	As of December 31, 2004			As of December 31, 2005

		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate

	(Dollars in thousands)
Term facility	$94,800	$—	5.26%	$230,423	$50,000	6.12%
Revolving facility	—	30,000	—	5,000	25,000	8.25%
Second priority facility, excluding debt discount	208,231	—	8.92%	—	—	—

	$303,031	$30,000		$235,423	$75,000

      In addition, under the revolving facility, we are required to pay a fee equal to 0.50% of the total unused commitment amount. We may also draw upon this credit facility through letters of credit, which carry specific fees.
      Redeemable Preferred Units. As of December 31, 2004, we had $27.8 million of redeemable, non-voting preferred membership units. Holders of the redeemable preferred units were entitled to receive a yield of 13.25% of its liquidation value per annum for the first three years starting in April 2000, and increasing to 15% of the liquidation value per annum thereafter. The discount inherent in the yield for the first three years was recorded as an adjustment to the carrying amount of the redeemable preferred units. This discount was amortized as a dividend over the initial three years. Of the total yield on the redeemable preferred units, 48% was mandatorily payable quarterly in cash to the redeemable preferred unit holders. The unpaid portion of the yield accumulated annually and was added to the liquidation value of the redeemable preferred units. The preferred units were redeemable without premium or penalty, wholly or in part, at Holdings’ option at any time, for the liquidation value, including any unpaid yield. On February 9, 2005, we utilized $28.3 million of cash proceeds from our initial public offering to redeem 100% of the redeemable preferred units based on the liquidation value of the redeemable preferred units on such date.
      Seller Notes. As of December 31, 2005, we had $11.3 million of seller notes outstanding, with interest rates ranging between 5% and 8% and maturities between 2006 and 2010. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
      At December 31, 2005, and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
      Our future contractual obligations as of December 31, 2005, by fiscal year are as follows:

	Twelve Months Ending December 31,

	2006	2007	2008	2009	2010	Thereafter

	(Dollars in thousands)
Debt obligations	$10,756	$4,423	$115,522	$114,495	$1,369	$120
Capital lease obligations	9,685	8,499	5,649	2,163	973	158
Operating lease obligations	28,317	19,453	12,459	8,468	5,295	11,660

Total	$48,758	$32,375	$133,630	$125,126	$7,637	$11,938

      Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
      Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2005, we estimate that we will be required to make additional cash payments of up to $1.5 million between 2006 and 2007. These additional cash payments are accounted for as goodwill when earned.
      State Sales Tax. We are involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. The unresolved issues relate to the application of sales taxes on certain discounts we granted to our customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1,179,000 of sales taxes are due from us for the period in question, plus $372,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that we are liable in connection with one component of the dispute involving approximately $40,000, which we had previously paid. We paid the tax in May of 2005 but we strongly disagree with the state tax authority’s position and have filed a petition for redetermination requesting an appeals conference to resolve these issues. We have been granted another appeals conference in April 2006 to resolve the remaining issues. Our accrued expenses in our consolidated balance sheet as of December 31, 2005 include $151,000 of reserves related to this matter based primarily on certain components of the state tax authority’s audit findings that we are not disputing. Based on the unfavorable outcome from a sales tax audit staff hearing held on March 16, 2005, we believe it is probable that we will not prevail on appeal.
Impact of Conversion from an LLC to a Corporation
      Immediately prior to our initial public offering in February 2005, we reorganized from a California limited liability company to a Delaware corporation, American Reprographics Company. In the reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of our common stock and options to purchase shares of our common stock. As required by the operating agreement of Holdings, we used a portion of the net proceeds from our initial public offering to repurchase all of the preferred equity of Holdings upon the closing of our initial public offering. As part of the reorganization, all outstanding warrants to purchase common units were exchanged for shares of our common stock. We do not expect any significant effect on operations from the reorganization apart from an increase in our effective tax rate due to corporate-level taxes, which will be offset by the elimination of tax distributions to our members and the recognition of deferred income taxes upon our conversion from a California limited liability company to a Delaware corporation.
Income Taxes
      Between 2001 and February 9, 2005, Holdings and Opco, through which a substantial portion of our business was operated prior to our reorganization, were limited liability companies that were taxed as partnerships. As a result, the members of Holdings paid income taxes on the earnings of Opco, which are passed through to Holdings. Certain divisions are consolidated in Holdings and treated as separate corporate entities for income tax purposes (the consolidated corporations). These consolidated corporations pay income tax and record provisions for income taxes in their financial statements.

      As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local taxes at a combined statutory rate of approximately 40%, which is lower than our pro forma effective income tax rate of 46.5% for 2004 due to the redemption of our preferred equity and the related nondeductible interest expense. The unaudited pro forma incremental income tax provision and unaudited pro forma earnings per common member unit amounts in the following table were calculated as if our reorganization became effective on January 1, 2001.

	Fiscal Year Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands, except per unit/share amounts)
Net income (loss) attributable to common members/stockholders	$7,628	$17,409	$1,823	$29,548	$60,476
Unaudited pro forma incremental income tax provision	2,574	6,211	673	9,196	333

Unaudited pro forma net income attributable to common members/stockholders	$5,054	$11,198	$1,150	$20,352	$60,143

Unaudited pro forma net income attributable to common members/stockholders per common unit/share:
Basic	$0.14	$0.31	$0.03	$0.57	$1.42
Diluted	$0.14	$0.30	$0.03	$0.54	$1.39
Stockholders’ Equity
      Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for such taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, we made a cash distribution of approximately $8.2 million to such members on February 9, 2005, with the completion of our initial public offering to bring their proportionate share of tax distributions equal to the other members. These distributions were not accrued at December 31, 2004, but became payable and were recorded immediately prior to our reorganization and the completion of our initial public offering on February 9, 2005. See Note 11 to our consolidated financial statements for further details.
      Critical Accounting Policies. Our management prepares financial statements in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and other factors that we believe are reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We believe the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be the following: goodwill and other intangible assets; allowance for doubtful accounts; and commitments and contingencies.

Goodwill and Other Intangible Assets
      Effective January 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which requires, among other things, the use of a nonamortization approach for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and intangibles that have an indefinite life are not amortized but instead will be reviewed for impairment at least annually, or more frequently should an event occur or circumstances indicate that the carrying amount may be impaired. Such events or circumstances may be a significant change in business climate, economic and industry trends, legal factors, negative operating performance indicators, significant competition, changes in our strategy, or disposition of a reporting unit or a portion thereof. Goodwill impairment testing is performed at the reporting unit level.
      SFAS 142 requires a two-step test for goodwill impairment. The first step identifies potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value exceeds its carrying amount, goodwill is not considered impaired and the second step of the test is unnecessary. If the carrying amount exceeds its fair value, the second step measures the impairment loss, if any. The second step compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. If the carrying amount goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.
      The goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to such reporting units, assignment of goodwill to such reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments, including estimation of future cash flows (which is dependent on internal forecasts), estimation of the long-term growth rate for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.
      We have selected September 30 as the date we will perform our annual goodwill impairment test. Based on our valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended December 31, 2003, 2004, and 2005.
      Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit, which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method that reflects the related customer attrition rates, and trade names are amortized using the straight-line method.

Allowance for Doubtful Accounts
      We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. Receivables are generally due within 30 days. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. To date, uncollectible amounts have been within the range of management’s expectations.

Commitments and Contingencies
      In the normal course of business, we estimate potential future loss accruals related to legal, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.
Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on January 1, 2006. The Company has concluded that SFAS No. 151 will not have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.“ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The provisions of SFAS 123R, as supplemented by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. The Company will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The Company is currently assessing the provisions of SFAS 123 and the impact that it will have on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.
      In September 2005, the Emerging Issues Task Force or EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on the Company’s consolidated financial statements.
      In May 2005, the FASB issued FAS 154, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. The Company began applying the provisions of this statement during the fourth quarter of 2005.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
      In January 2004, we entered into an interest rate collar agreement that became effective in September 2005 and has a fixed notional amount of $111.0 million. The interest rate collar agreement expires in December 2006. At December 31, 2005, the fair value of the interest rate collar agreement was $42,000.
      At December 31, 2005, we had $273.8 million of total debt obligations which was bearing interest at variable rates approximating 7.8% on a weighted average basis. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $3.2 million during the year ended December 31, 2005.
      We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2005, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 8.	Consolidated Financial Statements and Supplementary Data
      Our Financial Statements and the accompanying Notes that are filed as part of this report are listed under “PART IV, ITEM 15. Financial Statements Schedules and Reports” and are set forth beginning on page F-1 immediately following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants On Accounting And Financial Disclosure
      N/A

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
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, these disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
      There were no significant changes during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information
      None

PART III

Item 10.	Directors and Executive Officers of the Registrant
Board of Directors
      Our board of directors currently consists of seven directors. Our board of directors are elected annually. There are no family relationships among any of the directors or executive officers of our Company. The following table sets forth, with respect to each director, his name, the year in which he first became a director of ARC, and his age as of March 1, 2006.

	Year First
Name	Elected		Age

Sathiyamurthy Chandramohan	1998	(1)	47
Kumarakulasingam Suriyakumar	1998	(1)	52
Thomas J. Formolo	2000	(2)	41
Edward D. Horowitz	2005		58
Dewitt Kerry McCluggage	2006		51
Mark W. Mealy	2005		48
Manuel Perez de la Mesa	2002	(3)	48

(1)	Served as an advisor of Holdings since 1998 and as a director of ARC since October 2004.

(2)	Served as an advisor of Holdings since 2000 and as a director of ARC since October 2004.

(3)	Functioned as a director of Holdings since 2002 and served as a director of ARC since October 2004.
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
      Edward D. Horowitz was appointed as a director of American Reprographics Company in January 2005. Mr. Horowitz is President and CEO of SES Americom, a market-leading satellite operator, and a member of the Executive Committee of its parent company, SES Global (Euronext Paris, Luxembourg Stock Exchange: SESG). Prior to SES, Mr. Horowitz founded EdsLink LLC, a venture fund providing strategic financial, operations, and technology consulting services. From 1997 through 2001 Mr. Horowitz served at Citigroup, a provider of banking, insurance and investment services, as an Executive Vice President and as Founder and

Chairman of the e-Citi business unit of Citigroup. Mr. Horowitz also serves as a director of iVillage, a provider of online and offline media-based properties.
      Dewitt Kerry McCluggage was appointed as a director of American Reprographics Company in February 2006. Mr. McCluggage has served as the President of Craftsman Films, Inc., which produces motion pictures and television programs, since January 2002. Mr. McCluggage has also served as the Co-Chairman of Ardustry Home Entertainment, a distributor of home videos, since March 2005. From 1991 to 2003, Mr. McCluggage served as Chairman of the Paramount Television Group where he was responsible for overseeing television operations. Prior to that, Mr. McCluggage served as President of Universal Television from 1987 to 1991.
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
Executive Officers of the Registrant
      Our executive officers are appointed annually by our board of directors and serve at the discretion of our board of directors. The names, ages and positions of all of our executive officers as of March 1, 2006 are listed below:

Name	Age	Position

Sathiyamurthy Chandramohan	47	Chief Executive Officer; Chairman of the Board of Directors
Kumarakulasingam Suriyakumar	52	President; Chief Operating Officer; Director
Mark W. Legg	51	Chief Financial Officer; Secretary
Rahul K. Roy	46	Chief Technology Officer
      The following is a brief description of the business experience of each of our executive officers during the past five years and their other affiliations. Biographical information for Mr. Chandramohan and Mr. Suriyakumar is provided above under “Board of Directors.”
      Mark W. Legg joined Holdings as its Chief Financial Officer in April 1998. From 1987 to 1998, Mr. Legg was employed at Vivitar Corporation, a distributor of photographic, optical, electronic and digital imaging products, as a Vice President and the Chief Financial Officer, and later as its Chief Operating Officer. Before Vivitar, he was director of corporate accounting at Sunrise Medical from 1984 to 1986. From 1979 to 1984, Mr. Legg was employed on the professional staff at Price Waterhouse & Co.
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
      The members of our Audit Committee are Mark W. Mealy, Edward D. Horowitz and Manuel Perez de la Mesa. Our board of directors has determined that all members of our Audit Committee meet the applicable tests for independence and the requirements for financial literacy that are applicable to audit committee members under the rules and regulations of the SEC and NYSE. Our board of directors has determined that Manuel Perez de la Mesa is an “audit committee financial expert” as defined by the applicable rules of the SEC and NYSE as a result of his education and experience actively supervising a principal financial officer and controller. Our board of directors has determined that Mark W. Mealy also is an “audit committee financial expert” as defined by the applicable rules of the SEC and NYSE, as a result of his substantial familiarity and experience with the use and analysis of financial statements of public companies. For the last 15 years, Mr. Mealy has served in various positions in which he analyzed financial statements in connection with the refinance, recapitalization and restructure of debt and equity securities and the evaluation of mergers and acquisitions.
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
      Based solely on our review of copies of the Section 16(a) reports received or written representations from such officers, directors and more than ten percent stockholders, we believe that all Section 16(a) filings applicable to our officers, directors and more than ten percent stockholders were complied with during the fiscal year ended December 31, 2005, except for the following: (i) Thomas J. Formolo, a director, filed a Form 4 amendment on March 11, 2005 which included the late reporting of shares acquired on February 9, 2005; (ii) Andrew W. Code, a former director, filed a Form 4 amendment on March 11, 2005 which included the late reporting of shares acquired on February 9, 2005; (iii) Sathiyamurthy Chandramohan, our Chief Executive Officer, Chairman of the Board and a beneficial owner of more than 10% of our common stock, filed a Form 4 on January 4, 2006 which included the late reporting of shares disposed of on December 29, 2005; and (iv) Kumarakulasingam Suriyakumar, our President and Chief Operating Officer, a director and a beneficial owner of more than 10% of our common stock, filed a Form 4 on January 4, 2006 which included the late reporting of shares disposed of on December 29, 2005.
Code of Ethics
      We have adopted a Code of Conduct applicable to all employees, officers and directors, including our chief executive officer, our chief financial officer and our controller, which meets the definition of a “code of ethics” set forth in Item 406 of Regulation S-K of the Exchange Act.

      A copy of our Code of Conduct, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, and Board Committee Charters can be accessed on our Website www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page and then selecting “Corporate Governance” from the Investor Relations Webpage. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site. We will make a copy of our Code of Conduct, Corporate Governance Guidelines and Board Committee Charters available to any stockholder upon written request to the Company at 700 North Central Avenue, Suite 550, Glendale, California 91203, Attention: Mark W. Legg, Chief Financial Officer and Secretary.
Certain Executive Officer Certifications
      Our common stock is listed on the NYSE. As required by Section 303A.12 of the NYSE Listed Company Manual, we have filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.
      On February 22, 2006, we submitted to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A.12 of the NYSE Listed Company Manual.

Item 11.	Executive Compensation
      The compensation paid to our Chief Executive Officer and the other executive officers who received compensation in excess of $100,000 for services in all capacities to our company and our subsidiaries during 2003, 2004 and 2005 (the “Named Executive Officers”) is set forth below. We did not grant any membership unit appreciation rights, stock appreciation rights, restricted unit, restricted stock, long-term incentive plan, or LTIP awards to our executive officers during 2003, 2004 or 2005.
Summary Compensation Table

							Long Term
							Compensation
							Awards
	Annual Compensation
							Securities
					Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus		Compensation(1)		Options	Compensation

S. Chandramohan	2005	$649,583	$1,080,000	(2)	$—	(3)	—	$270	(4)
Chairman of the Board of	2004	600,000	225,000		58,718	(5)	—	288	(4)
Directors and Chief	2003	600,000	—		52,150	(6)	—	288	(4)
Executive Officer
K. Suriyakumar	2005	649,583	1,080,000	(7)	—	(3)	—	383	(4)
President, Chief	2004	600,000	225,000		66,332	(8)	—	288	(4)
Operating Officer and	2003	600,000	—		66,527	(8)	—	288	(4)
Director
Mark W. Legg	2005	243,461	250,000		—	(3)	—	1,593	(9)
Chief Financial Officer	2004	196,667	490,000		—		15,000	1,280	(10)
and Secretary	2003	200,000	387,000		—		—	1,288	(11)
Rahul K. Roy	2005	403,077	—	(15)	—	(3)	—	3,580	(12)
Chief Technology Officer	2004	360,000	—		—		100,000	3,018	(13)
	2003	360,000	—		—		—	2,688	(14)

(1)	Certain perquisites and other personal benefits provided by us to the Named Executive Officers are not included in the above table as permitted by the SEC regulations because the aggregate amount of such perquisites and other personal benefits for each Named Executive Officer in each year reflected in the table did not exceed the lesser of $50,000 or 10% of the sum of such officer’s salary and bonus in each respective year.

(2)	Represents incentive bonus paid under terms of employment agreement consisting of 40,326 shares of the Company’s common stock. The employment agreement provides that Mr. Chandramohan can elect to receive his incentive bonus in cash, the Company’s common stock, or partly in each. If the incentive bonus is paid in the Company’s common stock, such stock is valued using the average of the closing prices of the Company’s common stock on the NYSE for the 10 trading days immediately preceding the valuation date (March 1, 2006) of the Company’s common stock in payment of the incentive bonus.

(3)	Messrs. Chandramohan, Suriyakumar, Legg and Roy received standard benefits received by full-time employees under the terms of their employment agreements. These include an employee stock purchase plan (which is not reflected in this table.)

(4)	Consists of premiums for life insurance.

(5)	Includes $54,218 for automobile lease payments.

(6)	Includes $47,770 for automobile lease payments.

(7)	Represents incentive bonus paid under terms of employment agreement consisting of 40,326 shares of the Company’s common stock. The employment agreement provides that Mr. Suriyakumar can elect to receive his incentive bonus in cash, the Company’s common stock, or partly in each. If the incentive bonus is paid in the Company’s common stock, such stock is valued using the average of the closing prices of the Company’s common stock on the NYSE for the 10 trading days immediately preceding the valuation date of the Company’s common stock in payment of the incentive bonus.

(8)	Consists of automobile lease payments.

(9)	Consists of $414 of premiums for life insurance and $1,179 paid by us as the employer match under our 401(k) plan.

(10)	Consists of $213 of premiums for life insurance and $1,067 paid by us as the employer match under our 401(k) plan.

(11)	Consists of $288 of premiums for life insurance and $1,000 paid by us as the employer match under our 401(k) plan.

(12)	Consists of $903 of premiums for life insurance and $2,677 paid by us as the employer match under our 401(k) plan.

(13)	Consists of $360 of premiums for life insurance and $2,658 paid by us as the employer match under our 401(k) plan.

(14)	Consists of $288 of premiums for life insurance and $2,400 paid by us as the employer match under our 401(k) plan.

(15)	The amount of Mr. Roy’s bonus has not yet been determined.
Option Grants During the Year Ended December 31, 2005
      The Company did not grant any stock options, stock appreciation rights, restricted stock or LTIP awards to the Named Executive Officers during the fiscal year ended December 31, 2005.

Aggregated Option Exercises During the Year Ended December 31, 2005 and Value of Options Held at December 31, 2005
      The following table provides summary information concerning the shares of common stock acquired in 2005, the value realized upon exercise of stock options in 2005, and the year end number and value of unexercised options with respect to each of the Named Executive Officers as of December 31, 2005. The value was calculated by determining the difference between the fair market value of underlying securities and the exercise price. The fair market value of our common stock at December 31, 2005 was $25.41 per share.
Fiscal Year-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
			Options at FY-End	Options at FY-End
Shares
	Acquired		Exercisable/	Exercisable/
Name	on Exercise	Value Realized	Unexercisable	Unexercisable

S. Chandramohan	—	—	—	—
K. Suriyakumar	—	—	—	—
Mark W. Legg	—	—	15,000/0	$296,898/$0
Rahul K. Roy	76,000	$958,955	604,000/120,000	$12,248,553/$2,371,092
Compensation of Directors
      Except for reimbursement for reasonable travel expenses relating to attendance at board meetings, employee directors are not compensated for their services as directors.
      Directors who are our employees are eligible to participate in our 2005 Stock Option Plan and our 2005 Employee Stock Purchase Plan. The compensation of our employee directors is set forth in the Summary Compensation Table above.
      Directors who are not our employees receive cash compensation for their services as directors at a rate of $90,000 per year ($50,000 of which shall be paid through an annual grant of nonstatutory stock options under our 2005 Stock Plan rather than in cash). In addition, directors who are not our employees will receive $5,000 per year for duties as any committee chair.
2005 Non-Employee Directors Compensation

	Annual	Committee	Stock
Non-Employee Directors	Retainer	Chair Fees	Options(1)	Total(2)

Andrew W. Code	$40,000	$—	9,854	$90,000
Thomas J. Formolo	40,000	—	9,854	90,000
Edward D. Horowitz	40,000	5,000	9,854	95,000
Mark W. Mealy	40,000	5,000	9,854	95,000
Manuel Perez de la Mesa	40,000	5,000	9,854	95,000

(1)	Reflects those options granted under the 2005 Stock Option Plan, as described above.

(2)	Table does not include compensation for items such as reimbursement for travel and expenses to attend board meetings.
Employment Agreements
      We entered into a 2005 Bonus Plan with Mr. Legg providing for the payment to Mr. Legg of (1) a bonus of $62,500 upon the completion by December 31, 2005 of all required documentation for ARC to be in compliance with Section 404 of the Sarbanes Oxley Act, (2) a bonus of $62,500 upon the completion by

December 31, 2005 of the internal audit action plan, and (3) a bonus of $125,000 will be earned if the actual cash increase of the business during 2005 is at least equal to the following formula: EBITDA less cash interest, cash taxes, cash distributions, cash acquisitions expenditures, debt repayments, capitalized IPO and debt finance expenditures, other cash items not included in EBITDA to be approved by the CEO. In accordance with the 2005 Bonus Plan, $100,000 of the bonus was paid in advance on August 15, 2005, and the balance of $150,000 was paid on February 15, 2006.
      We have entered into an Agreement to Grant Stock with Rahul K. Roy, our Chief Technology Officer, that became effective December 7, 2004. The Agreement to Grant Stock provides that we will issue Mr. Roy shares of restricted common stock having a market value at the time of the grant of $1,000,000 upon his development of certain software applications. The Agreement to Grant Stock with Mr. Roy provides that in the event the shares of restricted common stock are granted, the shares will vest five years after the date of the grant, subject to Mr. Roy’s continued employment.
      We have entered into employment agreements with each of the Named Executive Officers that became effective February 3, 2005. Each employment agreement provides for a three-year term which automatically renews for additional one-year terms subject to the provisions thereof.
      The employment agreements with Messrs. Chandramohan and Suriyakumar provide for an annual base salary of $650,000. Each of Messrs. Chandramohan and Suriyakumar may also earn an annual bonus equal to $60,000 for each full percentage point by which our pre-tax earnings per share for a fiscal year exceed by more than 10% our pre-tax earnings per share for the previous year. The employment agreement with Mr. Legg provides for an annual base salary of $250,000. The employment agreement with Mr. Roy provides for an annual base salary of $400,000. Each of Messrs. Legg and Roy may also earn an annual bonus of up to $250,000 and $300,000, respectively, under performance criteria to be recommended annually by the CEO, endorsed by the Compensation Committee and ratified by the Board. Each of the employment agreements provide for standard employee benefits.
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
Compensation Committee Interlocks and Insider Participation
      Prior to our reorganization to a Delaware corporation in February 2005, we were governed under the direction of a board of advisors, consisting of Messrs. Chandramohan, Suriyakumar, Code, Formolo and Marcus J. George, a managing director of CHS. Up until our reorganization as a Delaware corporation, our entire board of advisors determined executive compensation and we did not have a compensation committee apart from the board of advisors. Beginning in February 2005, our compensation committee consisted of Messrs. Perez de la Mesa, Formolo and Horowitz.
      During 2005, Mr. Chandramohan served as our Chief Executive Officer and Mr. Suriyakumar served as our President and Chief Operating Officer.
      Messrs. Chandramohan and Suriyakumar, both members of our board of directors, are affiliated with Sumo Holdings LA, LLC, Sumo Holdings San Jose, LLC, Sumo Holdings Irvine, LLC, Sumo Holdings

Sacramento, LLC, Sumo Holdings Maryland, LLC, and Sumo Holdings Costa Mesa, LLC, each of which are parties to various real property leases with our subsidiaries relating to our facilities.
      Messrs. Code and Formolo are affiliated with CHS Management IV LP. We were a party to a management agreement with CHS Management IV LP, pursuant to which CHS Management IV LP provided certain consulting services to us. The management agreement terminated upon the consummation of our initial public offering.
      During fiscal 2005, no executive officer of the Company served as a director, or as a member of any compensation committee, of any other for-profit entity that had an executive officer that served on the Board of Directors or Compensation Committee of the Company.
      For a further description of the transactions between the members of our board of directors, their affiliates and us, see “Item 13. Certain Relationships and Related Transactions.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
      The following table sets forth information as of December 31, 2005 regarding all compensation plans previously approved by our security holders and all compensations plans not previously approved by our security holders.

	(a)		(b)	(c)

				Number of Securities
				Remaining Available for Future
	Number of Securities to		Weighted-Average	Issuance Under Equity
	be Issued Upon Exercise		Exercise Price of	Compensation Plans
	of Outstanding Options,		Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders
• 2005 Stock Plan	1,422,585	(1)	$5.91	3,249,315	(2)
• 2005 Employee Stock Purchase Plan	362,061		$11.05	387,939
Equity compensation plans not approved by stockholders	—		$—	—

Total	1,784,646		$—	3,637,254

(1)	Represents outstanding options granted under the 2005 Stock Plan to acquire common stock.

(2)	The total shares of common stock currently reserved and authorized for issuance under the 2005 Stock Plan equals 5,000,000 shares of common stock. This authorization automatically increases annually on the first day of our fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by our board of directors. The board may elect to increase, with stockholder approval, or reduce the number of additional shares authorized in any given year.
Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth information, as of March 1, 2006, regarding the beneficial ownership of our common stock by:

•	each person who is known to us to own beneficially more than 5% of our common stock;

•	all directors and Named Executive Officers as a group; and

•	each of our directors and each of our executive officers named in the Summary Compensation Table on page 45 of this report.
      The table includes all shares of common stock issuable within 60 days of March 1, 2006 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. The applicable percentage of ownership for each stockholder is based on 44,625,815 shares of common stock outstanding as of March 1, 2006, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned were deemed outstanding for the purpose of computing the percentage ownership of the person holding these options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except under applicable community property laws or as otherwise indicated in the footnotes to this table, beneficial ownership is direct and the persons named in the table below have sole voting and sole investment control regarding all shares beneficially owned.

	Shares Beneficially
	Owned

Name and Address of Beneficial Owner	Number	Percent

Principal Stockholders:
ARC Acquisition Co., L.L.C.(1)	11,042,194	24.7%
10 S. Wacker Drive, Suite 3175
Chicago, IL 60606
Micro Device, Inc.	6,630,442	14.9%
OCB Reprographics, Inc.	4,332,882	9.7%
Billy E. Thomas(2)	4,436,555	9.9%
600 North Central Expressway
Richardson, TX 75080
Delaware Management Holdings(13)	2,638,936	5.9%
2005 Market Street
Philadelphia, PA 19103
Directors and Named Executive Officers:
Sathiyamurthy Chandramohan(2)(4)(5)(6)	13,564,906	30.4%
Kumarakulasingam Suriyakumar(2)(4)(5)(6)(7)	13,512,925	30.3%
1981 N. Broadway, Suite 202
Walnut Creek, CA 94596
Thomas J. Formolo(3)(8)	11,077,566	24.8%
Edward D. Horowitz(8)	17,239	**
Mark W. Legg(9)	341,082	**
Dewitt Kerry McCluggage	0	**
Mark W. Mealy(8)(10)	79,239	**
Manuel Perez de la Mesa(11)	54,739	**
Rahul K. Roy(12)	644,000	1.4%
All directors and Named Executive Officers as a group (nine persons)	25,669,108	56.6%

*	Except as otherwise noted, the address of each person listed in the table is c/o American Reprographics Company, 700 North Central Avenue, Suite 550, Glendale, California 91203.

**	Less than one percent of the outstanding shares of common stock.

(1)	The sole member of ARC Acquisition Co., L.L.C. is Code Hennessey & Simmons IV LP. The general partner of Code Hennessy & Simmons IV LP is CHS Management IV LP. The general partner of CHS Management IV LP is Code Hennessy & Simmons LLC. Code Hennessy & Simmons LLC, CHS Management IV LP and Code Hennessy & Simmons IV LP may be deemed to beneficially own these shares, but disclaim beneficial ownership of shares in which they do not have a pecuniary interest. The investment committee of Code Hennessy & Simmons LLC is composed of Andrew W. Code, Daniel J.

Hennessy, Brian P. Simmons, Thomas J. Formolo, Peter M. Gotsch, Steven R. Brown, David O. Hawkins and Richard A. Lobo. Messrs. Code, Hennessy, Simmons, Formolo, Gotsch, Brown, Hawkins and Lobo may be deemed to beneficially own these shares due to the fact that they share investment and voting control over shares held by ARC Acquisition Co., L.L.C., but disclaim beneficial ownership of shares in which they do not have a pecuniary interest.

(2)	Includes 4,332,882 shares held by OCB Reprographics, Inc. As Messrs. Chandramohan, Suriyakumar and Thomas have ownership interests of 22.4%, 17.6% and 40%, respectively, in OCB Reprographics, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(3)	Includes 11,042,194 shares held by ARC Acquisition Co., L.L.C. and 18,133 shares held by CHS Associates IV. Thomas J. Formolo is a member of the investment committee of Code Hennessy & Simmons LLC, the general partner of CHS Management IV LP, which in turn is the general partner of Code Hennessy & Simmons IV LP, which is the sole member of ARC Acquisition Co., L.L.C. Code Hennessy & Simmons LLC is also the general partner of CHS Associates IV. Messr. Formolo may be deemed to beneficially own the shares owned by ARC Acquisition Co., L.L.C. and CHS Associates IV, but disclaims beneficial ownership of shares in which he does not have a pecuniary interest.

(4)	Includes 6,630,442 shares held by Micro Device, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 56% and 44%, respectively, in Micro Device, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(5)	Includes 1,553,982 shares held by Brownies Blueprint, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 42% and 33%, respectively, in Brownies Blueprint, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(6)	Includes 805,282 shares held by Dietrich-Post Company. As Messrs. Chandramohan and Suriyakumar have ownership interests of 47.6% and 37.4%, respectively, in Dietrich-Post Company and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(7)	Includes 114,613 shares held by the Suriyakumar Family Trust. Mr. Suriyakumar and his spouse, as trustees of the Suriyakumar Family Trust, share voting and investment power over these shares.

(8)	Includes 9,239 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 1, 2006.

(9)	Includes 15,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 1, 2006. Shares held by the Legg Family Trust. Mr. Legg and his spouse, as trustees of the Legg Family Trust, share voting and investment power over these shares.

(10)	Includes 35,000 shares held by Eastover Group LLC. Mr. Mealy has a 100% ownership interest in Eastover Group LLC and has sole voting and investment power over these shares.

(11)	Includes 34,739 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 1, 2006. Includes 6,000 shares held by Mr. Perez’s children.

(12)	Includes 644,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of March 1, 2006.

(13)	This information is based solely on a Schedule 13G jointly filed by Delaware Management Holdings and Delaware Management Business Trust on February 9, 2006. According to the Schedule 13G, Delaware Management Holdings and Delaware Management Business Trust have sole voting power with respect to 2,628,992 shares, shared voting power with respect to 403 shares and sole dispositive power with respect to 2,638,936.

Item 13.	Certain Relationships and Related Transactions
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
Related Party Leases and Purchases
      We are party to certain leases with entities owned by Mr. Chandramohan and Mr. Suriyakumar for our facilities located in Los Angeles, California, San Jose, California, Irvine, California, Sacramento, California, Oakland, California, Gaithersburg, Maryland, and Costa Mesa, California. Under these leases, we paid these entities rent in the aggregate amount of approximately $2,738,000 in 2005. We are also obligated to reimburse these entities for certain real property taxes and assessments. These leases expire through July 2019.
      We sell certain products and services to Thomas Reprographics, Inc., and Albinson Inc., each of which is owned or controlled by Billy E. Thomas, who beneficially owns more than 5% of our common equity. These companies purchased products and services from us of approximately $54,000 during the twelve months ended December 31, 2005.
Management Agreement
      We were previously party to a management agreement with CHS Management IV LP, a Delaware limited partnership, that terminated upon the completion of our initial public offering in February 2005. Messr. Formolo, a member of our board of directors, and Messr. Andrew W. Code, who was a member of our Board of Directors during 2005 and who resigned from our Board of Directors in January 2006, have a direct beneficial ownership in CHS Management IV LP. Under the management agreement, we paid CHS Management IV LP a management fee of $217,000 in 2005. The annual management fee was subject to an annual increase based on our financial results but could not exceed $1,000,000 annually. The management fee was in consideration of CHS Management IV LP providing ongoing consulting and management advisory services to us.
Indemnification Agreements
      We have entered into indemnification agreements with each director and named executive officer which provide indemnification under certain circumstances for acts and omissions that may not be covered by any directors’ and officers’ liability insurance. The indemnification agreements may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain officers’ and directors’ insurance if available on reasonable terms.
Registration Rights Agreement
      We have previously entered into a registration rights agreement with Messrs. Chandramohan and Suriyakumar and certain other holders of our common stock and holders of warrants to purchase our common stock, including entities affiliated with certain of our directors. The holders of 20,483,627 shares of common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. These registration rights are described below.
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
Investor Unitholders Agreement
      Holdings previously entered into an Investor Unitholders Agreement with ARC Acquisition Co., L.L.C. and certain other parties that held warrants to purchase Holdings common units. Under this agreement, subject to certain exceptions, (i) Holdings had a right of first refusal in connection with a transfer of units acquired by the warrant holders, (ii) the warrant holders had a right to participate in transfers of units by ARC Acquisition Co., L.L.C., (iii) ARC Acquisition Co., L.L.C. had limited preemptive rights in connection with an issuance of units by Holdings to the warrant holders and the warrant holders had limited preemptive rights in connection with an issuance of units by Holdings to ARC Acquisition Co., L.L.C., (iv) the warrant holders had the right to receive certain financial information from Holdings, and (v) the warrant holders had certain property inspection rights. The Investor Unitholders Agreement terminated upon the consummation of our initial public offering in February 2005.

Item 14.	Principal Accounting Fees and Services
      A summary of the services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Audit fees(a)	$780	$678
Audit related fees(b)	43	981
Tax fees(c)	56	63
All other fees(d)	—	—

	$879	$1,659

(a)	Consists of aggregate fees billed or expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for each of the fiscal years ended December 31, 2005 and December 31, 2004, reviews of financial statements in the Company’s quarterly reports on Form 10-Q for each of the fiscal years ended December 31, 2005 and December 31, 2004, and other services normally performed in connection with statutory and regulatory filings or engagements.

(b)	Consists of aggregate fees billed or expected to be billed for assurance and related services reasonably related to the performance of the audit or review of the Company’s financial statements for each of the fiscal years ended December 31, 2005 and December 31, 2004 and are not included in the Audit Fees listed above. Of the aggregate fees of $981 for the fiscal year ended December 31, 2004, $172,000 of this aggregate amount was for retrospective reviews of the Company’s quarterly consolidated financial statements during the years ended December 31, 2004 and 2003, and $1,095 of this aggregate amount was for review of registration statement on Form S-1 and related matters.

(c)	Consists of aggregate fees billed or expected to be billed for tax compliance, tax advice, and tax planning for each of the fiscal years ended December 31, 2005 and December 31, 2004.

(d)	Consists of aggregate fees billed or expected to be billed for all other services not included in the three categories set forth above for each of the fiscal years ended December 31, 2005 and December 31, 2004.
      The Audit Committee has adopted a Pre-approval Policy governing the engagement of the Company’s independent registered public accounting firm for all audit and non-audit services. The Audit Committee’s Pre-approval Policy provides that the Audit Committee must pre-approve all audit services and non-audit services to be performed for the Company by its independent registered public accounting firm prior to their engagement for such services. The Audit Committee Pre-approval Policy establishes pre-approved categories of certain non-audit services that may be performed by the Company’s independent registered public accounting firm during the fiscal year, subject to dollar limitations that may be set by the Audit Committee. Pre-approved services include certain audit related services, tax services and various non-audit related services. The term of any pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period. The Audit Committee may delegate pre-approval authority to one or more of its members. The member(s) to whom such authority is delegated must report any pre-approval decisions to the Audit Committee at its next meeting. One hundred percent of the services provided by PricewaterhouseCoopers LLP during 2004 and 2005 were approved by the Audit Committee in accordance with the pre-approval procedures described above.
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
      The following documents are filed as part of this report:
      (1) Financial Statements

The following consolidated financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2005

Consolidated Statements of Operations for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2004 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2004 and 2005

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts
      All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

      (3) Exhibits
      The following exhibits are filed as part of this report.
Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).
3.2	Amended and Restated Bylaws, adopted by Board January 28, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).

10.1	Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005 by and among American Reprographics Company; American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2005).

10.2	Intercreditor Agreement, dated as of December 18, 2003, between American Reprographics Company, L.L.C. and General Electric Capital Corporation and Goldman Sachs Credit Partners L.P., as collateral agents (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.3	2004 Bonus Plan, dated March 24, 2004, between American Reprographics Company and Mr. Legg (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.4	2005 Bonus Plan between American Reprographics Company and Mark Legg.*^

10.5	American Reprographics Holdings, L.L.C. Unit Option Plan II, adopted effective as of January 1, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.6	Amendment No. 1 dated as of July 1, 2003 to American Reprographics Holdings, L.L.C. Unit Option Plan II (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.7	American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.8	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.9	Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2005).^

10.10	Form of American Reprographics Company Non-employee Directors — Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2005).^

10.11	American Reprographics Company 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.12	Lease Agreement, dated November 19, 1997, between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.13	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS LA, LLC, Landlord and AMERICAN REPROGRAPHICS COMPANY, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 14, 2005)

10.14	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.15	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS IRVINE, LLC, Lessor and AMERICAN REPROGRAPHICS COMPANY, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2005).

10.17	Lease Agreement, dated December 1, 1997, between American Reprographics Company, L.L.C. and Sumo Holdings Sacramento, LLC (Oakland Property) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18	Lease Agreement between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.19	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS SACRAMENTO, LLC, Landlord and AMERICAN REPROGRAPHICS COMPANY, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 14, 2005).

10.20	Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.21	Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between SUMO HOLDINGS MARYLAND, LLC, Landlord and LEET-MELBROOK, INC., Tenant (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 14, 2005).

10.22	Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.23	Management Agreement, dated April 10, 2000, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24	Termination Agreement to Management Agreement, dated November 29, 2004, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 A(Reg. No. 333-119788), as amended on December 6, 2004).

10.25	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dietrich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.26	Investor Registration Rights Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.27	First Amendment to Investor Registration Rights Agreement, among American Reprographics Holdings, L.L.C., American Reprographics Company, ARC Acquisition Co., L.L.C., CHS Associates IV, Ms. Paige Walsh, Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).

10.28	Warrant Agreement, dated April 10, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.29	First Amendment to Warrant Agreement, dated September 8, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.30	Investor Unitholders Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.31	Termination Agreement of Investor Unitholders Agreement, dated November 29, 2004, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).

10.32	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.33	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.34	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.35	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.36	First Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective November 18, 2005.*^

10.37	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.38	First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005.*^

10.39	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

Number	Description

10.40	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.41	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.42	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed on March 31, 2005).

10.43	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Andrew W. Code (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 31, 2005).

10.44	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 31, 2005).

10.45	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Mark W. Legg (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 31, 2005).

10.46	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 31, 2005).

10.47	Indemnification Agreement made as of January 11, 2005 between American Reprographics Company and Edward D. Horowitz (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K filed on March 31, 2005).

10.48	Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K filed on March 31, 2005).

10.49	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K filed on March 31, 2005).

10.50	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).

10.51	Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage.*

21.1	List of Subsidiaries.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ SATHIYAMURTHY CHANDRAMOHAN

Chairman of the Board of Directors and
Chief Executive Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2006.

Signature	Title

/s/ SATHIYAMURTHY CHANDRAMOHAN Sathiyamurthy Chandramohan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	President, Chief Operating Officer, and Director

/s/ MARK W. LEGG Mark W. Legg	Chief Financial Officer and Secretary

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director

/s/ EDWARD D. HOROWITZ Edward D. Horowitz	Director

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director

/s/ MARK W. MEALY Mark W. Mealy	Director

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
American Reprographics Company:
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of American Reprographics Company and its subsidiaries (the “Company”) at December 31, 2004 and 2005, and the results of their operations and their cash flows each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for its redeemable preferred members’ equity upon adoption of Statement of Financial Accounting Standard No. 150 effective July 1, 2003.

/s/ PRICEWATERHOUSECOOPERS LLP
Los Angeles, California
March 15, 2006

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2005

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$13,826	$22,643
Accounts receivable, net of allowance for doubtful accounts of $3,053 and $3,172, respectively	61,679	71,062
Inventories, net of inventory obsolescence of $321 and $430, respectively	6,012	6,817
Deferred income taxes	1,364	4,272
Prepaid expenses and other current assets	7,855	6,425

Total current assets	90,736	111,219
Property and equipment, net	35,023	45,773
Goodwill	231,357	245,271
Other intangible assets, net	12,095	21,387
Deferred financing costs, net	6,619	923
Deferred income taxes	—	16,216
Other assets	1,504	1,573

Total assets	$377,334	$442,362

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,170	$20,811
Accrued payroll and payroll-related expenses	11,683	15,486
Accrued expenses	25,209	18,684
Current portion of long-term debt and capital leases	10,276	20,441

Total current liabilities	68,338	75,422
Long-term debt and capital leases	310,557	253,371
Mandatorily redeemable preferred membership units	27,814	—
Deferred income taxes	5,634	—

Total liabilities	412,343	328,793

Commitments and contingencies (Note 6)
Stockholders’ equity (deficit):
Members’ deficit	(32,688)	—
Preferred stock, $.001 par value, 25,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; no shares issued and outstanding at December 31, 2004 and 44,598,815 shares issued and outstanding December 31, 2005	—	44
Additional paid-in capital	—	56,825
Deferred stock-based compensation	(2,527)	(1,903)
Retained earnings	—	58,561
Accumulated other comprehensive income	206	42

Total stockholders’ equity (deficit)	(35,009)	113,569

Total liabilities and stockholders’ equity	$377,334	$442,362

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2004	2005

	(In thousands, except per share data)
Reprographics services	$315,995	$333,305	$369,123
Facilities management	59,311	72,360	83,125
Equipment and supplies sales	40,654	38,199	41,956

Total net sales	415,960	443,864	494,204
Cost of sales	252,028	263,787	289,580

Gross profit	163,932	180,077	204,624
Selling, general and administrative expenses	101,252	105,780	112,679
Provision for sales tax dispute settlement	—	1,389	—
Amortization of intangible assets	1,709	1,695	2,120

Income from operations	60,971	71,213	89,825
Other income	1,024	420	381
Interest expense, net	(39,390)	(33,565)	(26,722)
Loss on early extinguishment of debt	(14,921)	—	(9,344)

Income before income tax provision	7,684	38,068	54,140
Income tax provision (benefit)	4,131	8,520	(6,336)

Net income	3,553	29,548	60,476
Dividends and amortization of discount on preferred members’ equity	(1,730)	—	—

Net income attributable to common shares	$1,823	$29,548	$60,476

Net income attributable to common shares:
Basic	$0.05	$0.83	$1.43

Diluted	$0.05	$0.79	$1.40

Weighted average common shares outstanding:
Basic	35,480,289	35,493,136	42,264,001
Diluted	37,298,349	37,464,123	43,178,001
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

		Common Stock					Accumulated
				Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity

	(Dollars in thousands)
Balance at December 31, 2002	$(60,248)	—	$—	$—	$—	$—	$(834)	$(61,082)
Comprehensive income:
Net Income	3,553	—	—	—	—	—	—	3,553
Reclassification to interest expense related to swap contract	—	—	—	—	—	—	834	834
Interest rate swap fair value adjustment	—	—	—	—	—	—	(822)	(822)

Comprehensive income								3,565
Issuance of common membership units	111	—	—	—	—	—	—	111
Distribution to members	(1,670)							(1,670)
Accretion of noncash portion of yield on mandatorily redeemable preferred membership units	(858)	—	—	—	—	—	—	(858)
Amortization of discount on madatorily redeemable preferred membership units	(81)	—	—	—	—	—	—	(81)

Balance at December 31, 2003	(59,193)	—	—	—	—	—	(822)	(60,015)
Deferred stock-based compensation charge for options issued to employees	3,074	—	—	—	(3,074)	—	—	—
Amortization of stock-based compensation	—	—	—	—	547	—	—	547
Comprehensive income:
Net Income	29,548	—	—	—	—	—	—	29,548
Fair value adjustment of derivatives,
net of tax	—	—	—	—	—	—	1,028	1,028

Comprehensive income								30,576
Issuance of common membership units	118	—	—	—	—	—	—	118
Write-off of notes receivable from members related to common membership units issued in 1998	(111)	—	—	—	—	—	—	(111)
Distribution to members	(6,124)	—	—	—	—	—	—	(6,124)

Balance at December 31, 2004	$(32,688)	—	—	—	(2,527)	—	206	(35,009)
Amortization of deferred stock-based compensation for the period from January 1 to February 9, 2005	—	—	—	—	61	—	—	61
Comprehensive income for the period January 1 to February 9, 2005:
Net Income	1,914	—	—	—	—	—	—	1,914
Fair value adjustment of
derivatives							195	195
Comprehensive income								2,109
Distributions to members	(8,244)	—	—	—	—	—	—	(8,244)
Reorganization from LLC to “C” Corporation	39,018	35,510,011	35	(39,053)	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	—	7,666,667	8	92,682	—	—	—	92,690
Issuance of common stock in exchange for warrants exercised upon initial public offering	—	754,476	1	—	—	—	—	1
Direct costs of initial public offering	—	—	—	(3,916)	—	—	—	(3,916)
Amortization of deferred stock-based compensation for the period from February 10 to December 31, 2005	—	—	—	—	563	—	—	563
Issuance of common stock under Employee Stock Purchase Plan	—	362,061	—	4,000	—	—	—	4,000
Stock options exercised	—	305,600	—	1,536	—	—	—	1,536
Tax benefit from exercise of stock options	—	—	—	1,576	—	—	—	1,576
Comprehensive income for the period from February 10, to December 31, 2005:
Net income	—	—	—	—	—	58,561	—	58,561
Fair value adjustment of derivatives , net of tax effects	—	—	—	—	—	—	(359)	(359)

Comprehensive income								58,202

Balance at December 31, 2005	$—	44,598,815	$44	$56,825	$(1,903)	$58,561	$42	$113,569

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2004	2005

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,553	$29,548	$60,476
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	949	2,023	449
Allowance for doubtful accounts	1,698	1,281	771
Reserve for inventory obsolescence	248	89	88
Reserve for sales tax liability	—	1,389	—
Depreciation	18,228	17,035	17,045
Amortization of intangible assets	1,709	1,695	2,120
Amortization of deferred financing costs	1,559	1,964	1,660
Noncash interest expense	8,565	—	—
Deferred income taxes	1,622	867	(24,815)
Write-off of unamortized debt discount	3,875	—	—
Write-off of deferred financing costs	5,129	590	7,089
Amortization of deferred stock-based compensation	—	547	624
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	1,802	(5,780)	(3,964)
Inventory	1,034	386	754
Prepaid expenses and other assets	410	(3,133)	433
Accounts payable and accrued expenses	(2,144)	12,357	(6,082)

Cash provided by operating activities	48,237	60,858	56,648

Cash flows from investing activities:
Capital expenditures	(4,992)	(5,898)	(5,237)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(3,116)	(4,654)	(22,380)
Other	(228)	(34)	70

Cash used in investing activities	(8,336)	(10,586)	(27,547)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts	—	—	92,690
Direct costs of initial public offering	—	—	(1,487)
Proceeds from stock option exercises	—	—	1,536
Proceeds from issuance of common
stock under Employee Stock Purchase Plan	—	—	4,000
Redemption of preferred member units	—	—	(28,263)
Proceeds from borrowings under debt agreements	337,750	1,000	18,000
Payments on long-term debt under debt agreements	(375,613)	(48,400)	(97,212)
Payment of loan fees	(8,159)	(355)	(1,304)
Proceeds from issuance of common membership units	111	118	—
Member distributions and redemptions	(1,670)	(6,124)	(8,244)

Cash used in financing activities	(47,581)	(53,761)	(20,284)

Net change in cash and cash equivalents	(7,680)	(3,489)	8,817
Cash and cash equivalents at beginning of period	24,995	17,315	13,826

Cash and cash equivalents at end of period	$17,315	$13,826	$22,643

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$28,190	$25,165	$28,508

Income taxes	$1,966	$5,720	$21,323

Noncash investing and financing activities
Noncash transactions include the following:
Accretion of noncash portion of yield on preferred membership units	$858	$—	$—
Amortization of discount on preferred membership units	$81	$—	$—
Capital lease obligations incurred	$4,443	$7,413	$19,403
Issuance of subordinated notes in connection with the acquisition of businesses	$—	$915	$10,293
Change in fair value of derivatives	$(822)	$1,028	$(164)
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except dollars per share)

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

Reorganization and Initial Public Offering
      Prior to the consummation of the Company’s initial public offering on February 9, 2005, the Company was reorganized (the Reorganization) from a California limited liability company (American Reprographics Holdings, L.L.C. or Holdings) to a Delaware corporation (American Reprographics Company). In connection with the Reorganization, the members of Holdings exchanged their common member units for common stock of the Company. Each option issued to purchase Holdings’ common member units under Holding’s equity option plan was exchanged for an option exercisable for shares of ARC’s common stock with the same exercise prices and vesting terms as the original grants. In addition, all outstanding warrants to purchase common units of Holdings were exchanged for shares of ARC’s common stock.
      On February 9, 2005, the Company closed an initial public offering (IPO) of its common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares 7,666,667 were newly issued shares sold by the Company and 5,683,333 were outstanding shares sold by shareholders. The Company used net proceeds from its IPO to prepay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As required by the operating agreement of Holdings, the Company also repurchased all of the preferred equity of Holdings upon the closing of the Company’s initial public offering with $28.3 million of the net proceeds from the IPO.
      Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for income taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, the Company made a cash distribution of $8.2 million to such members on February 9, 2005 in connection with the consummation of its IPO to bring their proportionate share of tax distributions equal to the rest of the members of Holdings. These distributions have been reclassified into additional paid-in capital in the Company’s consolidated balance sheet as of December 31, 2005 in connection with the Reorganization in February 2005.

Basis of Presentation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. In management’s opinion, the consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents
      Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company maintains its cash deposits at numerous banks located throughout the United States, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Concentrations of Credit Risk and Significant Vendors
      Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during the twelve months ended December 31, 2003, 2004 and 2005.
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
      Purchases from the Company’s three largest vendors during the years ended December 31, 2003, 2004 and 2005 comprised approximately 51%, 54%, and 48%, respectively, of the Company’s total purchases of inventory and supplies.

Inventories
      Inventories are valued at the lower of cost (principally determined on a first-in, first-out basis) or market. Inventories primarily consist of reprographics materials for use and resale and equipment for resale. On an ongoing basis, inventories are reviewed and written down for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of goods sold. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2004 and 2005, the reserves for inventory obsolescence amounted to $321 and $430, respectively.

Property and Equipment
      Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Buildings and leasehold improvements	10-20 years
Machinery and equipment	3-7 years
Furniture and fixtures	3-7 years
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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
betterments are capitalized. Gains or losses on the sale or disposal of property and equipment are reflected in operating income.
      The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are amortized on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 3) include $4,574, $4,041 and $3,984 of capitalized software development costs as of December 31, 2003, 2004 and 2005, respectively, net of accumulated amortization of $2,519, $4,638 and $6,852 as of December 31, 2003, 2004 and 2005, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $1,763, $2,120 and $2,214 during the years ended December 31, 2003, 2004 and 2005, respectively.
      In August 2002, the Company decided to license internally developed software for use by third party reprographics companies. In accordance with SOP 98-1, the Company applies the net revenues from certain of its software licensing activity to reduce the carrying amount of the capitalized software costs. Software licensing revenues which have been offset against the carrying amount of capitalized software costs amounted to $98, $159 and $232 during the years ended December 31, 2003, 2004 and 2005, respectively.

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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In accordance with SFAS 142, the Company completed the first step of the transitional goodwill impairment test during May 2002 and the annual impairment test in September 2002 and determined based on such tests that no impairment of goodwill was indicated. The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. Based on the Company’s valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended December 31, 2003, 2004 and 2005.
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
      The changes in the carrying amount of goodwill from December 31, 2004 through December 31, 2005 are summarized as follows:

Goodwill

Balance at December 31, 2004	$231,357
Additions	13,914

Balance at December 31, 2005	$245,271

      The additions to goodwill include the excess purchase price over fair value of net assets acquired, adjustments to acquisition costs and certain earnout payments. See Note 2.
      Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names are amortized using the straight-line method. At December 31, 2004 and 2005, customer relationships and the related accumulated amortization consist of $14,880 and $25,588, and $4,297 and $6,241, respectively. Trade names and the related accumulated amortization consist of $1,739 and $2,369, and $227 and $329 at

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004 and 2005, respectively. Amortization expense related to intangible assets for the years ended December 31, 2003, 2004 and 2005 was $1,709, $1,695, and $2,079, respectively.
      The estimated future amortization expense of other intangible assets as of December 31, 2005 are as follows:

2006	$2,632
2007	2,417
2008	2,100
2009	1,911
2010	1,732
Thereafter	10,595

$21,387

Deferred Financing Costs
      Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized on a straight line basis over the term of the related indebtedness, which approximates the effective interest method. At December 31, 2004 and 2005, the Company has deferred financing costs of $6,619 and $923, respectively, net of accumulated amortization of $2,072 and $7, respectively. As discussed further in Note 4, the Company wrote-off $6,318 of deferred financing costs in 2003 as a result of the refinancing of the Company’s credit facilities in December 2003. Approximately $1,189 of deferred financing costs written-off were incurred during 2003. In addition, during 2004, the Company accelerated the repayment of debt under its 2003 Senior Credit Facility as discussed in Note 4. As a result, the Company wrote-off $590 of deferred financing costs during 2004. In December 2005, the Company wrote off $5,407 of its remaining deferred financing costs as a result of the refinancing of the Company’s credit facilities on December 21, 2005.

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
      During 2003, the Company recorded an interest benefit of $3,954 based on the improvement in the market value of the interest rate swap agreements as compared to the prior year, net of $834 of amortization of the original transition adjustment. The agreements expired in September 2003.
      In September 2003, the Company entered into a new interest rate swap agreement with an initial notional amount of $111,160. Under the terms of this swap agreement, the Company pays a fixed rate of 2.29% and receives a variable rate on the notional amount equal to the Eurodollar rate. The swap agreement provides for a quarterly reduction of $1,863 in the notional amount of the swap starting in October 2003 until July 2005,

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
when the notional amount of the swap will be reduced to $95,988 until its expiration in September 2005. Because this swap agreement has been designated and qualifies as a cash flow hedge under SFAS No. 133, the Company has recorded the fair value of this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheet with a corresponding adjustment to other comprehensive income (loss) as of and for the year ended December 31, 2003 and 2004. This swap agreement had a negative fair value of $822 and a positive fair value of $386 as of December 31, 2003 and 2004, respectively. The counterparty to this interest rate swap is a financial institution with a high credit rating. Management does not believe that there is a significant risk of nonperformance by the counterparty. The interest rate swap expired during the year ended December 31, 2005. For the year ended December 31, 2003 and 2004, the Company determined that its interest rate swap qualified as an effective hedge as defined by SFAS 133.
      In January 2004, the Company entered into two interest rate collar agreements, referred to as the front-end and the back-end interest rate collar agreements. The front-end interest rate collar agreement has an initial notional amount of $22,566 which is increased quarterly to reflect reductions in the notional amount of our interest rate swap agreement, such that the notional amount of the swap agreement, together with the notional amount of the front-end interest rate collar agreement, remains not less than 40% of the aggregate principal amount outstanding on our 2003 Senior Credit Facility. The front-end interest rate collar agreement expired in September 2005. The back-end interest rate collar agreement became effective upon expiration of the swap agreement and front-end interest rate collar agreement in September 2005 and has a fixed notional amount of $111,000. The back-end interest rate collar agreement expires in December 2006. At December 31, 2005, the fair value of the back-end interest rate collar agreement was $42 and is recorded in “Accrued expenses” in the Company’s consolidated balance sheet.

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
      Upon the adoption of SFAS No. 150, the Company’s mandatorily redeemable preferred membership units (the Preferred Units) $27,814 as of December 31, 2004 have been classified as long-term liabilities in the Company’s consolidated balance sheet as they are redeemable at a fixed and determinable date (upon or after the earlier of the occurrence of a qualified IPO or April 10, 2010). Dividends and accretion related to the Preferred Units, which previously had been recorded below net income as a charge in determining net income available to common shares have been charged to interest expense in the accompanying consolidated statement of operations since adoption of this standard on July 1, 2003 and amounted to $3,878 and $449 during the year ended December 31, 2004 and 2005, respectively. In accordance with SFAS No. 150, dividends and accretion related to the mandatorily redeemable preferred membership units recorded prior to July 1, 2003 have not been reclassified to interest expense. Prior to the adoption of SFAS 150, dividends paid on the Preferred Units were accounted for as a direct reduction to members’ equity, and the Preferred Units were presented between liabilities and members’ deficit in the Company’s consolidated balance sheet. As discussed in Note 12 — “Initial Public Offering and Reorganization”, the Company redeemed all of the Preferred Units on February 9, 2005 in connection with the consummation of its initial public offering (IPO). The redemption price amounted to $28,263 based on the Preferred Units’ Liquidation Value at the IPO date.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Self-Insurance Liability
      We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation. The accrued liabilities associated with this program is based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR Claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.

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
      Included in revenues are fees charged to customers for shipping, handling and delivery services. Such revenues amounted to $23,060, $25,462 and $29,553 for the years ended December 31, 2003, 2004 and 2005, respectively.
      Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2003, 2004 and 2005.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.

Comprehensive Income
      SFAS No. 130, “Reporting Comprehensive Income,” establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in members’ equity (deficit), except those resulting from investments by or distributions to members. The Company’s comprehensive income includes the change in fair value of derivative instruments and is included in the consolidated statement of stockholders equity and comprehensive income.

Segment and Geographic Reporting
      The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies reportable segments based on how management internally evaluates separate financial information, business activities and management responsibility. On that basis and based on operating segments that have similar economic characteristics, products and services and class of customers which have been aggregated, the Company operates as a single reportable business segment.
      The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States of America have been immaterial to date.
      The following summary presents the Company’s revenues for each of the Company’s significant products and service lines:

	Year Ended December 31,

	2003	2004	2005

Reprographics services	$315,227	$332,004	$367,517
Facilities management	59,311	72,360	83,125
Equipment and supplies sales	40,654	38,199	41,956
Software licenses and membership fees	768	1,301	1,606

Total	$415,960	$443,864	$494,204

Advertising and Shipping and Handling Costs
      Advertising costs are expensed as incurred and approximated $1,807, $2,239 and $2,773 during the years ended December 31, 2003, 2004 and 2005, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

Income Taxes
      Deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Income tax benefits credited to stockholders’ equity relate to tax benefits associated with amounts that are deductible for income purposes but do not impact net income. These benefits are principally generated from employee exercises of non-qualified stock options.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company accounts for grants of options to purchase its common stock to key personnel in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Certain Transactions Involving Stock Compensation. In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, effective for fiscal years ending after December 15, 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their employee stock-based awards using the fair value method. The disclosure provisions are required, however, for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in SFAS No. 123 or the intrinsic value method described in APB Opinion No. 25, “Accounting for Stock Issued to Employees”.
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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income per common share for the years ended December 31, 2003, 2004 and 2005 would have been decreased to the adjusted pro forma amounts indicated below:

	Year Ended December 31,

	2003	2004	2005

Net income attributed to common shares
As reported	$1,823	$29,548	$60,476
Equity-based employee compensation cost included in as reported net income	—	547	624
Equity-based employee compensation cost that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(225)	(727)	(953)

Adjusted	$1,598	$29,368	$60,147

Basic earnings per common share:
As reported	$0.05	$0.83	$1.43
Equity-based employee compensation cost, net of related tax effects, included in as reported net income attributed to common shares	—	0.02	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.01)	(0.02)	(0.02)

Adjusted	$0.04	$0.83	$1.42

Diluted earnings per common share:
As reported	$0.05	$0.79	$1.40
Equity-based employee compensation cost, net of related tax effects, included in as reported net income attributed to common shares	—	0.02	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.01)	(0.02)	(0.02)

Adjusted	$0.04	$0.79	$1.39

      For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003, 2004 and 2005: dividend yields of 0% for all periods; expected volatility of 0%, 36% and 28.3%, respectively; risk-free interest rates of 2.6%, 2.9% and 3.8%, respectively; and expected lives of 2.0 years, 2.5 years and 6.0 years, respectively. Prior to the one-year period preceding the anticipated initial public offering, the Company used the minimum value method to determine fair value of option grants.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and development expenses
      Research and development activities relate to the development of software primarily for internal use. Costs incurred for research and development are comprised of a) amounts capitalized in accordance with SOP 98-1 as discussed in “Property and Equipment” in Note 1, and b) amounts which are expensed as incurred. Cash outlays for research and development which include both capitalized and expensed items amounted to $2,775, $2,514, and $2,902 during the twelve months ended December 31, 2003, 2004 and 2005, of which $874, $769 and $977 were expensed as incurred during 2003, 2004, and 2005, respectively.

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

Earnings Per Share
      The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There are no common share equivalents excluded for antidilutive effects for the periods presented below. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Option Plan as well as warrants to purchase common shares issued during 2000 to certain creditors of the Company as discussed further in the long-term debt section (Note 4).
      Basic and diluted earnings per common share were calculated using the following units for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,

	2003	2004	2005

Weighted average common shares outstanding — basic	35,480,289	35,493,136	42,264,001
Effect of dilutive stock options	985,991	1,138,918	833,579
Effect of dilutive warrants	832,069	832,069	80,420

Weighted average common shares outstanding — diluted	37,298,349	37,464,123	43,178,001

Recent Accounting Pronouncements
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overheads to inventory be based on the normal capacity of the production facilities. SFAS No. 151 is effective for the Company on January 1, 2006. The Company has concluded that SFAS No. 151 will not have a material impact on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-based Compensation,” (“SFAS 123”) and

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.“ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values. The provisions of SFAS 123R, as supplemented by SEC Staff Accounting Bulletin No. 107, “Share-Based Payment,” are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. The Company will adopt the new requirements using the modified prospective transition method in the first quarter of fiscal 2006, and as a result, will not retroactively adjust results from prior periods. Under this transition method, compensation expense associated with stock options recognized in the first quarter of fiscal 2006 will include: 1) expense related to the remaining unvested portion of all stock option awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and 2) expense related to all stock option awards granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company will apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis over the requisite service period. The Company is currently assessing the provisions of SFAS 123 and the impact that it will have on its consolidated financial statements.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The Company has concluded that SFAS No. 153 will not have a material impact on its consolidated financial statements.
      In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS 143. This statement clarified the term conditional asset retirement obligation and is effective for the Company’s fourth quarter ending December 31, 2005. Adoption of FIN 47 did not have an impact on the Company’s consolidated financial statements.
      In September 2005, the EITF amended and ratified previous consensus on EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination” which addresses the amortization period for leasehold improvements in operating leases that are either placed in service significantly after and not contemplated at or near the beginning of the initial lease term or acquired in a business combination. This consensus applies to leasehold improvements that are purchased or acquired in reporting periods beginning after ratification. Adoption of the provisions of EITF No. 05-6 did not have an impact on the Company’s consolidated financial statements.
      In May 2005, the FASB issued FAS 154, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. The Company began applying the provisions of this statement during the fourth quarter of 2005.

3.	ACQUISITIONS
      During 2003, the Company acquired the assets and liabilities of four reprographics companies in the United States. In addition, the Company also acquired certain assets of a reprographics company in bankruptcy. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $870, which the Company paid in cash.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the Company acquired the assets and liabilities of six reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $3,740, for which the Company paid $2,825 in cash and issued $915 of notes payable to the former owners of the acquired companies.
      During 2005, the Company acquired the assets and liabilities of 14 reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $32,080, for which the Company paid $21,786 in cash and issued $10,293 of notes payable to the former owners of the acquired companies.
      The results of operations of the companies acquired during the years ended December 31, 2003, 2004 and 2005 have been included in the consolidated financial statements from their respective dates of acquisition. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the net assets acquired has been allocated to goodwill and other intangible assets. For income tax purposes, $217, $1,912 and $21,069 of goodwill resulting from acquisitions completed during the years ended December 31, 2003, 2004 and 2005, respectively, are amortized over a 15-year period.
      The assets and liabilities of the entities acquired during each period are as follows:

	December 31,

	2004	2005

Purchase price	$3,740	$32,080

Cash and cash equivalents	97	1,235
Accounts receivable	518	5,767
Property and equipment	1,476	2,735
Inventories	550	1,729
Other assets	52	821

Total assets	2,693	12,287
Accounts payable	576	2,568
Accrued expenses	316	1,594
Long-term debt	40	853

Net assets acquired	1,761	7,272

Excess purchase price over net tangible assets acquired	$1,979	$24,808

Intangible assets:
Customer relationships	$1,049	$10,780
Trade names	86	630
Goodwill	844	13,398

	$1,979	$24,808

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Customer relationships and trade names acquired are amortized over their estimated useful lives of thirteen and twenty years using accelerated (based on customer attrition rates) and straight-line methods, respectively.
      The following summary presents the Company’s unaudited pro forma results, as if the acquisitions had been completed at the beginning of each year presented:

	Year Ended December 31,

	2003	2004	2005

Net sales	$430,130	$450,906	$524,630
Net income attributable to common equity	$2,286	$29,813	$69,022
Earnings per share:
Basic	$0.06	$0.84	$1.63
Diluted	$0.06	$0.80	$1.60
      The above pro forma information is presented for comparative purposes only and is not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.
      Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations exceed certain targeted levels measured on an annual basis generally from four to five years after the acquisition. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Earnout Payments are recorded as additional purchase price and are to be paid annually in cash. Accrued expenses in the accompanying consolidated balance sheets include $222 and $458 of Earnout Payments payable as of December 31, 2004 and 2005, respectively, to former owners of acquired companies based on the earnings of acquired entities. The increase to goodwill as of December 31, 2004 and 2005 as a result of the accrued earnouts was $222 and $458, respectively.
      The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2005 is approximately $1,516.
      In accordance with FAS 141, the Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities, during the one year period subsequent to the acquisition. The net increase to goodwill as of December 31, 2004 and 2005 as a result of purchase price adjustments was $1,232 and $58, respectively.

4.	PROPERTY AND EQUIPMENT
      Property and equipment consist of the following:

	December 31,

	2004	2005

Machinery and equipment	$82,796	$119,335
Buildings and leasehold improvements	15,463	17,700
Furniture and fixtures	3,417	4,998

	101,676	142,033
Less accumulated depreciation and amortization	(66,653)	(96,260)

	$35,023	$45,773

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM DEBT
      Long-term debt consists of the following:

	December 31,

	2004	2005

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (8.25% interest rate at December 31, 2005); any unpaid principal and interest due December 18, 2008	$—	$5,000
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (5.26% and 7.25% interest rate at December 31, 2004 and 2005, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	94,800	230,423
Borrowings from senior secured Second Priority — Term Loan Credit Facility; variable interest payable quarterly (8.92% and 10.64% interest rate at December 31, 2004 and 2005, respectively); any unpaid principal and interest due December 18, 2009	208,231	—
Various subordinated notes payable; interest ranging from 5% to 8%; principal and interest payable monthly through January 2010	4,833	11,262
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through September 2010	14,688	27,127

	322,552	273,812
Less debt discount on Second Priority Credit Facility	(1,719)	—

	320,833	273,812
Less current portion	(10,276)	(20,441)

	$310,557	$253,371

      During 2000, the Company received $54,412 and $38,088 in gross cash proceeds from the issuance of senior subordinated Opco Notes (the Opco Notes) and senior subordinated Holdings Notes (the Holdings Notes, and collectively with the Opco Notes, the Notes), respectively. Concurrent with the issuance of the Notes, the Company granted the holders of the Notes warrants to purchase up to an aggregate of 1,168,842 common units of the Company. Such warrants (the Warrants) are exercisable at any time subsequent to the grant date at an exercise price of $4.61 per warrant. The estimated aggregate fair value of the Warrants was $1,039 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 15%, risk-free interest rate of 6%, and an expected life of 10 years. The fair value of the Warrants was recorded as a discount on the related Notes and was being amortized as interest expense over the term of the Notes. As a result of the debt refinancing completed by the Company in December 2003 (as discussed further below), the Company wrote off $616 of unamortized discount on the Warrants in December 2003. As discussed in Note 12 — “Initial Public Offering and Reorganization”, all of the Warrants were exchanged for common stock in connection with the Company’s initial public offering which was consummated on February 9, 2005.
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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
over the nine-year term of the Holdings Notes using the effective interest method. The Holdings Notes were repaid in December 2003 in connection with the Company’s refinancing of its borrowings discussed below.
      In December 2003, the Company refinanced its borrowings under its then existing senior credit facilities, by entering into a new credit agreement with a group of financial institutions which provides the Company a $355,000 Senior Secured Credit Facility (the 2003 Senior Credit Facility). Such credit facility is comprised of a $130,000 First Priority Facility (consisting of a $30,000 Senior Revolving Credit Facility and a $100,000 Senior Term Loan Credit Facility) and a $225,000 Second Priority Facility.
      In December 2005, the Company refinanced its borrowings under its then existing senior credit facilities, by entering into a new credit agreement with a group of financial institutions which provides the Company a $310,600 Senior Secured Credit Facility. Such credit facility is comprised of a $280,600 term loan facility and a $30,000 revolving credit facility.
      As a result of the debt refinancing completed in December 2003 and 2005, the Company recorded a $14,921 loss and a $9,344 loss, respectively, on early debt extinguishment, comprised of the following: a) the write-off of $6,318 and $5,406, respectively, in capitalized loan fees related to the Company’s credit facilities existing prior to the debt refinancing; b) $4,728 and $3,938, respectively, in early redemption premiums related to the Notes paid by the Company upon completion of the debt refinancing; and c) the write off of $3,875 and $0, respectively, in unamortized discounts related to the Warrants and the Accretion Discount.
      Interest on borrowings under the First Priority Revolving Credit Facility was at either (i) a Eurodollar rate plus a margin (the Applicable Margin) that ranges from 2% to 2.75% per annum, depending on the Company’s Leverage Ratio, as defined, or (ii) an Index Rate, as defined, plus the Applicable Margin less 1% per annum. The First Priority Revolving Credit Facility is also subject to a commitment fee equal to 0.50% of the average daily unused portion of such revolving facility. Borrowings under the First Priority Term Loan Facility bear interest at either (i) a Eurodollar rate plus 3% per annum, or (ii) an Index Rate, as defined, plus 2% per annum.
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
      Borrowings under the 2003 and 2005 Senior Credit Facilities are secured by substantially all of the assets of the Company. The Senior Credit Facility also contains restrictive covenants which, among other things, provide limitations on capital expenditures, and restrictions on indebtedness and distributions to the

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s equity holders. Additionally, the Company is required to meet debt covenants based on certain financial ratio thresholds applicable to the First and Second Priority Facilities, as follows with ratio thresholds as of December 31, 2005: (i) First Priority Facility — Interest Coverage Ratio not lower than 1.70, Fixed Charge Coverage Ratio not lower than 1.10, Leverage Ratio not higher than 3.50, and First Priority Senior Debt Leverage Ratio not higher than 1.65, each as defined; and (ii) Second Priority Facility — Leverage Ratio not higher than 5.30, as defined. The Company is in compliance with all such covenants as of December 31, 2005.
      Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2005 are as follows:

	Long-Term	Capital Lease
	Debt	Obligations

Year ending December 31:
2006	$10,756	$11,904
2007	4,423	9,604
2008	115,522	6,162
2009	114,495	2,337
2010	1,369	1,020
Thereafter	120	162

	$246,685	31,189

Less interest		(4,062)

		$27,127

6.	INCOME TAXES
      A portion of the Company’s business was operated as a limited liability company (LLC), taxed as a partnership. As a result, the members of the LLC pay the income taxes on the earnings, not the LLC. Accordingly, no income taxes have been provided on these earnings. The LLC had book income of $370, $19,212 and $384 during the years ended December 31, 2003, 2004 and 2005, respectively, which are not subject to tax at the LLC level.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
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

	Year Ended December 31,

	2003	2004	2005

Current:
Federal	$1,562	$6,079	$14,401
State	947	1,574	4,078

	2,509	7,653	18,479
Deferred:
Federal	1,411	310	(21,713)
State	211	557	(3,102)

	1,622	867	(24,815)

Income tax provision (benefit)	4,131	8,520	(6,336)
Deferred income tax benefit as a result of the Reorganization	—	—	27,701

Income tax provision excluding effects of Reorganization	$4,131	$8,520	$21,365

      The consolidated deferred tax assets and liabilities consist of the following:

	December 31,

	2004	2005

Current portion of deferred tax assets (liabilities):
Financial statement accruals not currently deductible	$1,206	$3,538
State taxes	158	734

Net current deferred tax assets	1,364	4,272

Non-current portion of deferred tax assets and (liabilities):
Excess of income tax basis over net book value of intangible assets	—	31,612
Excess of income tax basis over net book value of property, plant and equipment	—	1,993
Deferred stock-based compensation	—	364
Excess of net book value over income tax basis of intangible assets	(3,981)	(17,753)
Excess of net book value over income tax basis of property, plant and equipment	(1,653)	—

Net non-current deferred tax assets (liabilities)	(5,634)	16,216

Net deferred tax assets (liabilities)	$(4,270)	$20,488

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended
	December 31,

	2003	2004	2005

Statutory federal income tax rate	34%	35%	35%
State taxes	14	4	5
Non-deductible expenses	8	—	(1)
Income of the LLC not taxed at the LLC level	(2)	(17)	—
Non-recurring income tax benefit due to reorganization	—	—	(51)

Effective income tax rate	54%	22%	(12)%

      Non-deductible other items include meals and entertainment, certain acquisition costs and other items that, individually, are not significant.

7.	COMMITMENTS AND CONTINGENCIES
      The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2005:

	Third	Related
	Party	Party	Total

Year ending December 31:
2006	$25,732	$2,585	$28,317
2007	16,903	2,550	19,453
2008	9,897	2,562	12,459
2009	6,197	2,270	8,468
2010	3,314	1,981	5,295
Thereafter	5,435	6,225	11,660

	$67,480	$18,173	$85,653

      Total rent expense under operating leases, including month-to-month rentals, amounted to $36,161, $37,490 and $36,965 during the years ended December 31, 2003, 2004 and 2005, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
      The Company had an agreement to pay its Chief Executive Officer (CEO) and its Chief Operating Officer (COO) each a fee equal to 1% of the aggregate consideration paid by the Company in connection with any acquisition. The Company recorded fees of $9, $74 and $0 during the years ended December 31, 2003, 2004 and 2005, respectively, for which the Company is obligated to pay its CEO and COO in connection with this agreement. Such fees are expensed as incurred and are included in selling, general and administrative expenses. This agreement terminated upon the consummation of our initial public offering.
      The Company has entered into employment agreements with its CEO, its COO, its Chief Financial Officer (CFO), and its Chief Technology Officer (CTO). Such agreements became effective on February 3, 2005. Each employment agreement provides for a three-year term which automatically renews for additional one-year terms subject to the provisions thereof.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The employment agreements with the CEO and the COO each provide for an annual base salary of $650,000. The CEO and the COO each may also earn an annual bonus equal to $60,000 for each full percentage point by which our pre-tax earnings per share for a fiscal year exceed by more than 10% our pre-tax earnings per share for the previous year. The employment agreement with the CFO provides for an annual base salary of $250,000. The employment agreement with the CTO provides for an annual base salary of $400,000. The CFO and the CTO may also earn an annual bonus of up to $250,000 and $300,000, respectively, under performance criteria to be established annually. Each of the employment agreements provide for standard employee benefits.
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
      The following is a schedule of the Company’s future minimum annual payments under such employment agreements as of December 31, 2005:

Year ending December 31:
2006	$2,540
2007	2,405
2008	163

$5,108

      In December 2004, the Company agreed to issue shares of restricted common stock at the prevailing market price in the amount of $1,000 to the CTO upon the CTO’s development of certain software applications. In the event that such shares of restricted common stock are granted, they will vest five years after the date of grant, subject to the employee’s continued employment. As of December 31, 2005, no restricted common stocks have been issued in connection with this agreement.
      The Company has entered into indemnification agreements with each director and named executive officer which provide indemnification under certain circumstances for acts and omissions which may not be covered by any directors’ and officers’ liability insurance. The indemnification agreements may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain officers’ and directors’ insurance if available on reasonable terms. There have been no events to date which would require the Company to indemnify its officers or directors.
      The Company is a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co., which is pending in the United States Bankruptcy Court, Southern District of New York. We managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding the Company’s handling of the assets of LF Co. The Trustee claims damages of not less than $9.5 million, as well as punitive damages and treble damages with respect to the Lanham Act claims. Previously, on or about October 10, 2003, a secured creditor of LF Co., Merrill Lynch Business

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Financial Services, Inc., or Merrill, had filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was most recently amended on or about July 6, 2004. Merrill’s claims are duplicated in the Trustee’s suit. The Company, in turn, has filed answers and counterclaims denying liability to the Trustee and seeking reimbursement of all costs and damages sustained as a result of the Trustee’s actions and in the Company’s efforts to assist LF Co. These cases are set for trial in April 2006. The Company believes that it has meritorious defenses as well as substantial counterclaims against Merrill Lynch and the Trustee. The Company intends to vigorously contest the above matters. Based on the discovery and depositions to date, the Company does not believe that the outcome of the above matters will have a material adverse impact on its results of operations or financial condition.
      The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8.	RELATED PARTY TRANSACTIONS
      The Company leases several of its facilities under operating lease agreements with entities owned by certain of its executive officers and other related parties which expire through July 2019. Rental expense on these facilities amounted to $2,209, $2,793 and $2,738 during the years ended December 31, 2003, 2004 and 2005, respectively.
      The Company had a management agreement (the Management Agreement) with Code Hennessy & Simmons LLC (CHS) which required the Company to pay annual management fees to CHS as compensation for certain management services rendered to the Company. In accordance with the Management Agreement, the management fees charged to the Company are subject to an annual increase based on the Company’s earnings but shall not exceed $1,000 annually. The Management Agreement terminated upon the consummation of the Company’s initial public offering. Management fees paid by the Company to CHS amounted to $858, $835, and $217 during the years ended December 31, 2003, 2004, and 2005, respectively.
      The Company sells certain products and services to Thomas Reprographics, Inc. and Albinson Inc., each of which is owned or controlled by Billy E. Thomas, who beneficially owns more than 5% of the common equity in the Company. These companies purchased products and services from the Company of approximately $95, $64 and $54 during the twelve months ended December 31, 2003, 2004, and 2005, respectively.

9.	RETIREMENT PLANS
      The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company makes an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the 401(k) Plan. The Company’s total expense under these plans amounted to $544, $595, and $593 during the years ended December 31, 2003, 2004, and 2005, respectively.

10.	EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN

Employee Stock Purchase Plan
      The Company has adopted the American Reprographics Company 2005 Employee Stock Purchase Plan, or ESPP, in connection with the consummation of its IPO in February 2005. Under the ESPP, purchase rights may be granted to eligible employees subject to a calendar year maximum per eligible employee of the lesser

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of (i) 400 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $10,000 as determined on the date of purchase.
      In January 2005, the Company’s board of directors authorized an initial offering of purchase rights under the ESPP. The initial offering period began on February 3, 2005 and was originally scheduled to end on April 30, 2007, unless terminated earlier by the board of directors. In December 2005, the board terminated the initial offering effective immediately after the last scheduled purchase on December 31, 2005. There were two purchase dates under the initial offering: July 31, 2005 and December 31, 2005. The purchase price of shares of common stock offered under the ESPP pursuant to the initial offering was equal to the lesser of 85% of the fair market value of such shares of common stock (i) on the first day of the offering, or (ii) on the purchase date.
      In December 2005, the board of directors authorized quarterly offerings of purchase rights under the ESPP, with each such offering scheduled to commence on the first day of the calendar quarter, and end on the last day of such calendar quarter. The first such quarterly offering commences on January 1, 2006 and is scheduled to end on March 31, 2006. The purchase price of shares of common stock offered under the ESPP pursuant to such quarterly offerings is equal to 95% of the fair market value of such shares on the purchase date.
      In 2005, the Company issued 362,061 shares of its common stock to approximately 840 eligible employees in accordance with the ESPP at a purchase price of $11.05 per share, resulting in $4.0 million of cash proceeds to the Company.

American Reprographics Holdings, L.L.C. Unit Option Plan II
      On January 1, 2001, American Reprographics Holdings, L.L.C., or Holdings, adopted the American Reprographics Holdings, L.L.C. Unit Option Plan II, or Unit Plan, under which selected employees, independent advisors, members of the board of advisors of Holdings (or any subsidiary) or members of the board of directors of any subsidiary may be granted options to acquire common membership units of Holdings.
      The exercise price of an option under the Unit Plan was determined by the board of advisors, but in no event could the exercise price be less than 85% of the fair market value, as determined by the board of advisors, of a membership unit at the time such option was granted, or, in the case of a person who owned units possessing more than 10% of the total combined voting power of all units of Holdings, 110% of the fair market value of such unit at the time such option was granted.
      The following summarizes activity related to the Unit Plan:

	Year Ended December 31,

	2003		2004

		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Shares	Price	Shares	Price

Outstanding at beginning of the
period	1,421,500	$5.07	1,446,000	$5.09
Granted	39,500	5.55	307,915	5.91
Canceled	(15,000)	(4.87)	(41,000)	(5.52)
Expired	—	—	—	—
Exercised	—	—	(22,500)	(5.25)

Outstanding at end of the period	1,446,000	$5.09	1,690,415	$5.22

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Of the total options outstanding under the Unit Plan, 806,250 and 1,051,500 options were exercisable at December 31, 2003 and December 31, 2004, respectively, at exercise prices ranging from $4.75 to $5.62 per option.
      During 2004, Holdings granted 307,915 options under the Unit Plan to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of Holdings’ common membership units on the date of grant was $16 per unit. In connection with the issuances, Holdings recorded a deferred compensation charge of $3,074 as the exercise price of the options under the Unit Plan was less than the estimated fair market value of Holdings’ membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the IPO in February 2005. The Company will amortize the deferred compensation charge over the vesting period of the unit options, generally five years.
      In February 2005, all outstanding options under the Unit Plan were canceled in exchange for stock options under the American Reprographics Company 2005 Stock Plan, which stock options are exercisable for shares of the Company’s common stock equal to the same number of unit options and with the equivalent exercise price and vesting terms as those provided under the Unit Plan. Although 22,500 options remained available for future issuance under the Unit Plan as of December 31, 2004, the Unit Plan was terminated in February 2005 in connection with the IPO and options are no longer issuable under the Unit Plan.

Employee Stock Plan
      The Company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the Company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2005, 3,254,315 shares remain available for grant under the Stock Plan.
      Options granted under the Stock Plan generally expire no later than ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest and become fully exercisable over a period of four or five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant.
      In addition, the Stock Plan provides for automatic grants, as of each annual meeting of the Company’s stockholders commencing with the first such meeting, of non-statutory stock options to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company (non-employee directors). Each non-employee director automatically will receive a non-statutory stock option with a fair market value, as determined under the Black-Scholes option pricing formula, equal to $50,000 (or 55.56%) of such non-employee director’s annual cash compensation (exclusive of committee fees). Each non-statutory stock option will cover the non-employee director’s service since either the previous annual meeting or the date on which he or she was first elected or appointed. Options granted to non-employee directors vest in 1/16 increments for each month from the date of grant. The Company’s board of directors approved a one time discretionary grant of 9,854 options to purchase shares of common stock to each of the Company’s five non-employee directors as part of their compensation for 2005 service since no annual meeting of the Company’s stockholders was held in 2005.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a further breakdown of the options outstanding as of December 31, 2005:

	Year Ended
	December 31,

	2005

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding at beginning of the period	1,690,415	$5.22
Granted	49,270	23.85
Canceled	(11,500)	(5.82)
Expired	—	—
Exercised	(305,600)	(5.03)

Outstanding at end of the period	1,422,585	$5.90

      During 2005, the Company granted 49,270 options to purchase common stock to employees with exercise price of $23.85 per unit. The fair market value of the Company’s common stock on the date of grant was $23.85 per unit.
      Of the total options outstanding, 1,032,183 options were exercisable at December 31, 2005, at exercise prices ranging from $4.75 to $23.85. As of December 31, 2005, the 1,422,585 options outstanding had a weighted average remaining contractual life of 61 months.

11.	MEMBERS’ EQUITY AND REDEEMABLE PREFERRED UNITS

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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions to Members
      In accordance with the Company’s Amended and Restated Operating Agreement, cash distributions were made first, to all preferred members; second, to all common members, based on their tax liability imposed on the Company’s net LLC earnings before the reorganization. The Amended and Restated Operating Agreement also provides for certain members who receive less than their proportionate share of cash distributions, at their election or the election of the Company’s management, to be granted an additional cash distribution to bring their proportionate share of cash distributions equal to the rest of the Company’s common members. Any remaining cash available for distribution will be distributed, at the discretion of the Company’s board of advisors, first to all preferred members to the extent of the Liquidation Value of their preferred units; second, to all common members, except to those common members where such distribution would cause or increase a deficit to their capital accounts.

12.	QUARTERLY FINANCIAL DATA (Unaudited)
      Quarterly financial data for the years ended December 31, 2004 and 2005 are as follows:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2004	2004	2004	2004

Net sales	$110,518	$115,615	$110,165	$107,566
Gross profit	$45,919	$49,424	$44,287	$40,447
Net income	$8,438	$9,845	$7,191	$4,074
Net income per share:
Basic	$0.24	$0.28	$0.20	$0.11
Diluted	$0.23	$0.26	$0.19	$0.11

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net sales	$116,466	$125,560	$127,487	$124,691
Gross profit	$48,325	$53,654	$52,522	$50,124
Net income	$35,563	$11,383	$10,518	$3,012
Net income per share:
Basic	$0.87	$0.26	$0.24	$.07
Diluted	$0.85	$0.25	$0.23	$.07

13.	SUBSEQUENT EVENTS

Acquisitions
      Subsequent to December 31, 2005, the Company completed the acquisition of 2 reprographics companies in the United States for a total purchase price of $11 million.

Schedule II
AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at	Charges to		Balance at
	Beginning	Cost and		End of
	of Period	Expenses	Deductions	Period

Year ended December 31, 2003:
Allowance for doubtful accounts	$2,148	$1,698	$(1,056)	$2,790
Allowance for inventory obsolescence	273	248	(243)	278

	$2,421	$1,946	$(1,299)	$3,068

Year ended December 31, 2004:
Allowance for doubtful accounts	$2,790	$1,281	$(1,018)	$3,053
Allowance for inventory obsolescence	278	89	(46)	321

	$3,068	$1,370	$(1,064)	$3,374

Year ended December 31, 2005:
Allowance for doubtful accounts	$3,053	$1,241	$(1,122)	$3,172
Allowance for inventory obsolescence	321	109	—	430

	$3,374	$1,350	$(1,122)	$3,602

EXHIBIT INDEX

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).
3.2	Amended and Restated Bylaws, adopted by Board January 28, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed on March 31, 2005).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).

10.1	Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005 by and among American Reprographics Company; American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2005).

10.2	Intercreditor Agreement, dated as of December 18, 2003, between American Reprographics Company, L.L.C. and General Electric Capital Corporation and Goldman Sachs Credit Partners L.P., as collateral agents (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.3	2004 Bonus Plan, dated March 24, 2004, between American Reprographics Company and Mr. Legg (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.4	2005 Bonus Plan between American Reprographics Company and Mark Legg.*^

10.5	American Reprographics Holdings, L.L.C. Unit Option Plan II, adopted effective as of January 1, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.6	Amendment No. 1 dated as of July 1, 2003 to American Reprographics Holdings, L.L.C. Unit Option Plan II (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.7	American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.8	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.9	Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2005).^

10.10	Form of American Reprographics Company Non-employee Directors — Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2005).^

10.11	American Reprographics Company 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.12	Lease Agreement, dated November 19, 1997, between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.13	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS LA, LLC, Landlord and AMERICAN REPROGRAPHICS COMPANY, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 14, 2005)

10.14	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.15	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS IRVINE, LLC, Lessor and AMERICAN REPROGRAPHICS COMPANY, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2005).

10.17	Lease Agreement, dated December 1, 1997, between American Reprographics Company, L.L.C. and Sumo Holdings Sacramento, LLC (Oakland Property) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18	Lease Agreement between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.19	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between SUMO HOLDINGS SACRAMENTO, LLC, Landlord and AMERICAN REPROGRAPHICS COMPANY, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 14, 2005).

10.20	Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.21	Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between SUMO HOLDINGS MARYLAND, LLC, Landlord and LEET-MELBROOK, INC., Tenant (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 14, 2005).

10.22	Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.23	Management Agreement, dated April 10, 2000, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24	Termination Agreement to Management Agreement, dated November 29, 2004, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 A(Reg. No. 333-119788), as amended on December 6, 2004).

10.25	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dietrich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.26	Investor Registration Rights Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.27	First Amendment to Investor Registration Rights Agreement, among American Reprographics Holdings, L.L.C., American Reprographics Company, ARC Acquisition Co., L.L.C., CHS Associates IV, Ms. Paige Walsh, Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).

Number	Description

10.28	Warrant Agreement, dated April 10, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.29	First Amendment to Warrant Agreement, dated September 8, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.30	Investor Unitholders Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.31	Termination Agreement of Investor Unitholders Agreement, dated November 29, 2004, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).

10.32	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.33	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.34	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.35	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.36	First Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective November 18, 2005.*^

10.37	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.38	First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005.*^

10.39	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.40	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.41	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.42	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed on March 31, 2005).

10.43	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Andrew W. Code (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 31, 2005).

Number	Description

10.44	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 31, 2005).

10.45	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Mark W. Legg (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 31, 2005).

10.46	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 31, 2005).

10.47	Indemnification Agreement made as of January 11, 2005 between American Reprographics Company and Edward D. Horowitz (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K filed on March 31, 2005).

10.48	Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K filed on March 31, 2005).

10.49	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K filed on March 31, 2005).

10.50	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).

10.51	Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage.*

21.1	List of Subsidiaries.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement