Form 10-Q
period 2006-03-31
American Reprographics CO
filed 2006-05-15
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 North Central Avenue, Suite 550
Glendale, California 91203
(818) 500-0225
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of April 30, 2006, there were 44,946,297 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2005	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,643	$11,078
Accounts receivable, net	71,062	83,161
Inventories, net	6,817	8,152
Deferred income taxes	4,272	4,272
Prepaid expenses and other current assets	6,425	5,881

Total current assets	111,219	112,544

Property and equipment, net	45,773	50,403
Goodwill	245,271	248,305
Other intangible assets, net	21,387	26,478
Deferred financing costs, net	923	941
Deferred income taxes	16,216	15,290
Other assets	1,573	1,569

Total assets	$442,362	$455,530

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,811	$23,032
Accrued payroll and payroll-related expenses	15,486	14,373
Accrued expenses	18,684	22,384
Current portion of long-term debt and capital leases	20,441	16,868

Total current liabilities	75,422	76,657

Long-term debt and capital leases	253,371	249,265

Total liabilities	328,793	325,922

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 44,598,815 and 44,664,645 shares issued and outstanding	44	45
Additional paid-in capital	56,825	58,247
Deferred stock-based compensation	(1,903)	(1,762)
Retained earnings	58,561	72,936
Accumulated other comprehensive income	42	142

Total stockholders’ equity	113,569	129,608

Total liabilities and stockholders’ equity	$442,362	$455,530

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006

Reprographics services	$87,695	$104,817
Facilities management	19,172	22,932
Equipment and supplies sales	9,599	13,053

Total net sales	116,466	140,802
Cost of sales	68,141	80,443

Gross profit	48,325	60,359

Selling, general and administrative expenses	26,881	31,486
Amortization of intangible assets	384	785

Income from operations	21,060	28,088

Other income	118	329
Interest expense, net	(8,324)	(4,459)

Income before income tax provision (benefit)	12,854	23,958
Income tax provision (benefit)	(22,709)	9,583

Net income	$35,563	$14,375

Earnings per share:
Basic	$0.87	$0.32

Diluted	$0.85	$0.32

Weighted average common shares outstanding:
Basic	40,749,833	44,624,748
Diluted	41,901,845	45,185,691
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

							Accumulated
		Common Stock		Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity

Balance at December 31, 2005	$—	44,598,815	$44	$56,825	$(1,903)	$58,561	$42	$113,569

Amortization of stock-based compensation	—	—	—	—	141	—	—	141
Stock-based compensation	—	—	—	319	—	—	—	319
Issuance of common stock under Employee Stock Purchase Plan	—	6,530	—	190	—	—	—	190
Stock options exercised	—	59,300	1	303	—	—	—	304
Tax benefit from exercise of stock options	—	—	—	610	—	—	—	610
Comprehensive Income:
Net income	—	—	—	—	—	14,375	—	14,375
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	100	100

Comprehensive income								14,475

Balance at March 31, 2006	$—	44,664,645	$45	$58,247	$(1,762)	$72,936	$142	$129,608

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2006
Operating activities
Net income	$35,563	$14,375
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	449	—
Allowance for doubtful accounts	335	187
Reserve for inventory obsolescence	52	(95)
Depreciation	4,046	4,850
Amortization of intangible assets	384	785
Amortization of deferred financing costs	418	71
Write-off of deferred financing costs	1,503	38
Stock-based compensation	167	460
Deferred income taxes	(26,646)	926
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(8,287)	(10,713)
Inventory	(167)	(195)
Prepaid expenses and other assets	(912)	861
Accounts payable and accrued expenses	(4,346)	3,628

Net cash provided by operating activities	2,559	15,178

Investing activities
Capital expenditures	(1,303)	(1,489)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with acquisitions	(1,273)	(7,331)
Other	(71)	(43)

Net cash used in investing activities	(2,647)	(8,863)

Financing activities
Proceeds from initial public offering, net of underwriting discounts	92,690	—
Direct costs of initial public offering	(1,463)	—
Proceeds from stock option exercises	—	303
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	190
Redemption of preferred member units	(28,263)	—
Excess tax benefit related to stock options exercised	—	610
Proceeds from borrowings under debt agreements	13,000	5,000
Payments on long-term debt under debt agreements	(73,616)	(23,856)
Payment of loan fees	(123)	(127)
Member distributions	(8,244)	—

Net cash used in financing activities	(6,019)	(17,880)

Net decrease in cash and cash equivalents	(6,107)	(11,565)
Cash and cash equivalents at beginning of period	13,826	22,643

Cash and cash equivalents at end of period	$7,719	$11,078

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$1,052	$5,995
Issuance of subordinated notes in connection with the acquisition of businesses	$245	$4,585
Change in fair value of derivatives	$308	$(100)
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
Basis of Presentation
     The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.
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
     These interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2005 Annual Report on Form 10-K. The accounting policies used in preparing these interim consolidated financial statements are the same as those described in our 2005 Annual Report on Form 10-K.

2.	Stock-Based Compensation
     The Company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the Company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2005, 2,759,315 shares remain available for grant under the Stock Plan.
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
     Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options issued prior to fiscal year 2004. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.
     During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3.1 million because the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the Company’s initial public offering which was consummated on February 9, 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of March 31, 2006, the Company has cumulatively amortized $1.3 million of the deferred compensation charge.
     Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: 1) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and 2) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the company prior to their initial public offering are not included in their

SFAS 123R option pool. As a result unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. We apply the Black-Scholes valuation model in determining the fair value share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
     Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
     As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the quarter ended March 31, 2006 on income before income taxes and net income was $.3 million and $.2 million, respectively, and $0.004 and $0.004 on basic and diluted earnings per share, respectively. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit resulting from the exercise of stock options as operating cash inflows in the Consolidated Statement of Cash Flows. Upon the adoption of SFAS 123R, the excess tax benefits for those options are classified as financing cash inflows.
     The pro forma table below reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

Three Months Ended
March 31, 2005
(Dollars in thousands,
except per share data)
Net income:
As reported	$35,563
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	99
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(139)

Proforma	$35,523

Basic earnings per share:
As reported	$0.87
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—

Proforma	$0.87

Diluted earnings per share:
As reported	$0.85
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—

Proforma	$0.85

     Pro forma disclosure for the quarter ended March 31, 2006 is not presented because the amounts are recognized in the consolidated financial statements.
     The weighted average fair value at the grant date for options issued in the first quarter of fiscal 2006 was $25.95. There were no options granted in the 1st quarter of 2005. The fair value of options at date of grant was estimated using the following weighted average assumptions for the first quarter of fiscal 2006 : (a) no dividend yield on our stock, (b) expected stock price volatility of 26.17% , (c) a risk-free interest rate of 4.6% and (d) an expected option term of 6.25 years for options vesting over a 4 year period and 6.5 years for options vesting over a 5 year period under the “simplified” method as provided in Staff Accounting Bulletin (“SAB”) 107.
     For fiscal 2006, expected stock price volatility is based on a combined weighted average expected stock price volatility of three publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. Until such time that the Company has enough historical data, they will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future.
     The following is a summary of the Company’s stock option activity during the three month period ended March 31, 2006.

	Three Months Ended
	March 31, 2006
		Weighted Average
		Exercise	Aggregate Intrinsic
	Shares	Price	Value
Outstanding at beginning of the period	1,422,585	$5.90
Granted	495,000	25.95
Exercised	(59,300)	(5.07)

Outstanding at end of the period	1,858,285	$11.27	$41,721
Exercisable at end of the period	1,045,113	$5.86	$30,132
     The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the first quarter 2006 was $1.5 million. As of March 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $6.7 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.
     Additional information regarding options outstanding as of March 31, 2006 is as follows:

		Options Outstanding		Options Exercisable
		Weighted Average
		Remaining	Weighted Average		Weighted Average
		Contractual Life	Exercise		Exercise
Range of Exercise Prices	Shares	(in years)	Price	Shares	Price
$4.75 — $5.58	1,036,900	5.5	$5.10	926,800	$5.08
$5.61 — $6.85	277,115	8.2	5.91	78,283	5.84
$23.85 — $25.95	544,270	9.9	25.76	40,030	23.85

$4.75 — $25.95	1,858,285	7.3	11.27	1,045,113	5.86

3.	Employee Stock Purchase Plan
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
     Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the Amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. Accordingly, no compensation cost was recognized for employee stock purchases under the ESPP in the first quarter of 2006.

4.	Long-Term Debt
     Long-term debt consists of the following:

	December 31,	March 31,
	2005	2006
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (0% interest rate at March 31, 2006); any unpaid principal and interest due December 18, 2008	$5,000	$—
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (7.25% and 9.25% interest rate at December 31, 2005 and March 31, 2006, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	230,423	221,472
Various subordinated notes payable; interest ranging from 5% to 8%; principal and interest payable monthly through March 2011	11,262	14,778
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through May 2012	27,127	29,883

	273,812	266,133
Less current portion	(20,441)	16,868

	$253,371	$249,265

     In December 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Credit Agreement”). The Second Amended and Restated Credit Agreement provided the Company a $310,600 Senior Secured Credit Facility, comprised of a $280,600 term loan facility and a $30,000 revolving credit facility. The proceeds from the incremental new term loan, in the amount of $157,500, were used to prepay in full all principal and interest payable under the Second Lien Credit and Guaranty Agreement. The remaining balance of the increased term loan facility of $50,000 is available for our use, subject to the terms of the Second Amended and Restated Credit Agreement.
     Interest or borrowings under the credit facilities bear interest at one of two floating rates, at our option. The floating rates may be priced as either an Index Rate Loan or as an Eurodollar Rate Loan. Term loans that are Index Rate Loans bear interest at the Index Rate plus .75%. The Index Rate is defined as the higher of (i) the rate of interest publicly quoted from time to time by The Wall Street Journal as the base rate on corporate loans posted by the nation’s largest banks and (ii) the Federal Reserve reported overnight funds rate plus .5%. Term Loans which are Eurodollar Rate Loans bear interest at the Adjusted Eurodollar Rate plus 1.75%
     Revolving Loans which are Index Rate Loans bear interest at the Index Rate plus an Applicable Margin. Revolving Loans which are Eurodollar Rate Loans bear interest at the Adjusted Eurodollar Rate plus an Applicable Margin. The Applicable Margin is determined by a grid based on the ratio of the consolidated indebtedness of the Company and its subsidiaries to the consolidated adjusted EBITDA (as defined in the credit facilities) of the Company and its subsidiaries for the most recently ended four fiscal quarters and range between 2.00% to 2.75% for Eurodollar Rate Loans and range between 1.00% and 1.75% for Index Rate Loans.
     During the first quarter of 2006, the Company made a payment of $8.0 million on its $230 million senior secured credit facility. As a result of this prepayment, the Company wrote off $38 of deferred financing costs in the first quarter of 2006 which is included in interest expense in the accompanying consolidated financial statements.

5.	Income Taxes
     Prior to the consummation of the Company’s IPO on February 9, 2005, the Company was reorganized from a California limited liability company (American Reprographics Holdings, LLC or Holdings) to a Delaware Corporation (American Reprographics Company). As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local taxes at a combined statutory rate of approximately 40% excluding a one-time tax benefit of $27.7 million due to the reorganization.

6. Commitments and Contingencies
     Our future contractual obligations as of March 31, 2006, by fiscal year are as follows:

	Nine Months
	Ending
	December 31,	Twelve Months Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Debt obligations	$4,310	$5,271	$116,425	$107,474	$2,380	$390
Capital lease obligations	8,341	9,782	6,861	2,932	1,430	537
Operating lease obligations	21,936	22,019	15,127	9,924	6,908	16,824

Total	$34,587	$37,072	$138,413	$120,330	$10,718	$17,751

     Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
     Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2006, we have potential future earnout obligations aggregating $8.2 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.
    State Sales Tax. We were involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. Those unresolved issues relate to the application of sales taxes on certain discounts we granted to our customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1.2 million of sales taxes are due from us for the period in question, plus $372,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that we are liable in connection with one component of the dispute involving approximately $40,000, which we had previously paid. We paid the tax in May of 2005 but we strongly disagree with the state tax authority’s position and have filed a petition for redetermination requesting an appeals conference to resolve these issues. We were granted another appeals conference in April 2006 to resolve the remaining issues. We lost on appeal. Our accrued expenses in our consolidated balance sheet as of March 31, 2006 include $372,000 of accrued interest related to this matter which will be paid in the second quarter of 2006.
     Louis Frey case. The Company is a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co., which is pending in the United States Bankruptcy Court, Southern District of New York. The Company managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding the Company’s handling of the assets of LF Co. The Trustee claims damages of not less than $9.5 million, as well as punitive damages and treble damages with respect to the Lanham Act claims. Previously, on or about October 10, 2003, a secured creditor of LF Co., Merrill Lynch Business Financial Services, Inc., or Merrill, had filed a complaint in the LF Co. Bankruptcy proceeding against the Company, which was most recently amended on or about July 6, 2004. Merrill’s claims are duplicated in the Trustee’s suit. The Company, in turn, has filed answers and counterclaims denying liability to the Trustee and seeking reimbursement of all costs and damages sustained as a result of the Trustee’s actions and in the Company’s efforts to assist LF Co. These cases went to trial in April 2006, but we do not expect a court decision for several months. The Company believes that it has meritorious defenses as well as substantial counterclaims against Merrill Lynch and the Trustee. Based on the trial evidence, the Company does not believe that the outcome of the above matters will have a material adverse impact on its results of operations or financial condition.

     The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.	Comprehensive Income
     Comprehensive income includes changes in the fair value of certain financial derivative instruments which qualify for hedge accounting. The differences between net income and comprehensive income for the three months ended March 31, 2005 and 2006 are as follows:

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
	(Dollars in thousands)
Net income	$35,563	$14,375
Increase (Decrease) in fair value of financial derivative instruments, net of tax effects	308	100

Comprehensive income	$35,871	$14,475

8.	Earnings Per Share
     The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents excluded for anti-dilutive effects for the periods presented below. The Company’s common stock equivalents consist of stock options issued under the Company’s equity option plan, as well as warrants to purchase common stock issued during 2000 to certain creditors of the Company. All of such warrants were exchanged for shares of common stock of the Company in connection with the Company’s reorganization in February 2005.
     Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2005 and 2006:

	Three Months Ended
	March 31,
	2005	2006
	(Unaudited)
Weighted average common shares outstanding during the period — basic	40,749,833	44,624,748
Effect of dilutive stock options	898,349	560,943
Effect of dilutive warrants	253,663	—

Weighted average common shares outstanding during the period — diluted	41,901,845	45,185,691

9.	Recent Accounting Pronouncements
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
     In May 2005, the FASB issued FAS 154, “Account Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. The Company began applying the provisions of this statement during the fourth quarter of 2005.

10.	Goodwill and Other Intangibles
     In connection with its acquisitions subsequent to July 1, 2001, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over those fair values was recorded as goodwill and other intangible assets.
     The changes in the carrying amount of goodwill from December 31, 2005 through March 31, 2006 are summarized as follows:

Goodwill
Balance at December 31, 2005	$245,271
Additions	3,034

Balance at March 31, 2006	$248,305
     The additions to goodwill include the excess purchase price over fair value of net assets acquired in the amount of $3,364, adjustments to acquisition costs in the amount of ($442) and certain earnout payments in the amount of $110.
     Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to -compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names are amortized using the straight-line method. At December 31, 2005 and March 31, 2006, customer relationships and the related accumulated amortization consist of $25,588 and $29,840, and $6,241 and $6,994, respectively. Trade names and the related accumulated amortization consist of $2,369 and $3,378, and $329 and $384 at December 31, 2005 and March 31, 2006, respectively. Amortization expense related to intangible assets for the three months ended March 31, 2005 and 2006 was $384 and $785, respectively.
     The estimated future amortization expense of other intangible assets as of March 31, 2006 are as follows:

2006	$2,663
2007	3,102
2008	2,766
2009	2,403
2010	2,152
Thereafter	13,392

$26,478

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s

Discussion and Analysis included in our 2005 Annual Report on Form 10-K and our final prospectus for our recent secondary offering dated April 5, 2006.
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
     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.
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
     We deliver these services through our specialized technology, more than 775 sales and customer service employees interacting with our customers every day, and more than 2,500 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 73,000 companies throughout the country.

     Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired in our 17-year history. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
     A significant component of our growth has come from acquisitions. In 2005, we acquired 14 businesses for $32.1 million. We acquired six businesses in 2004 for $3.7 million, and five in 2003 for $870,000. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
     As part of our growth strategy, in 2003 we began opening and operating branch service centers, which we view as a relatively low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We opened 19 new branches in key markets in 2005. We expect to open an additional 15 branches by the end of 2006. To date, we believe that each branch that has been open at least 12 months has generated operating profit.
     In the following pages, we offer descriptions of how we manage and measure financial performance throughout the company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ from what is presented here.
     Evaluating our Performance. We measure our success in delivering value to our shareholders by:
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
     Primary Financial Measures We use net sales, costs and expenses and operating cash flow to operate and assess the performance of our business.
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
     Our reportable revenue categories are categorized as reprographics services, facilities management, and equipment and supplies. Our current service segmentation is likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services now comprise less than five percent of our overall revenue. We believe digital services will likely exceed 10% of our revenue mix by the end of 2007.
     Software licenses and membership fees are derived over the term of the license or the membership agreement. Licensed technology includes PlanWell online planrooms, PlanWell Electronic Work Order (EWO), PlanWell BidCaster and MetaPrint. Revenues from these agreements are separate from digital services. Digital services include digital document management tasks, scanning and archiving digital documents, posting documents to the web and other related work performed on a computer. Software licenses, membership fees and digital services are categorized and reported as a part of “Reprographics services”.
     Revenue from reprographics services is produced from document management, document distribution and logistics, and print-on-demand services, including the use of PlanWell by our customers. These services are typically invoiced to a customer as part of a combined per-square-foot printing cost and, as such, it is impractical to allocate revenue levels for each item separately. We include revenues for these services under the caption “Reprographics services”.
     On-site services, or facilities management, revenues are generated from providing reprographics services in our customers’ locations using machines that we own or lease. Generally, this revenue is derived from a single cost per square foot of printed material, similar to our reprographics services.
     Revenue from equipment and supplies is derived from the resale of such items to our customers. We do not manufacture such items but rather purchase them from our vendors at wholesale costs.
     In the first quarter of 2006, our reprographics services represented 74.4% of net sales, facilities management 16.3%, and sales of reprographics equipment and supplies 9.3%. Of the 74.4% of reprographics services, 6.1% was derived from digital services revenue. Software license revenue of $571, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.
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
     Technology development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Fremont, California and Calcutta, India.
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
     Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:
•	Net income and earnings per share;

•	EBIT;

•	EBITDA;

•	Revenue per geographical region;

•	Material costs as a percentage of net sales; and

•	Days Sales Outstanding/Days Sales Inventory/Days Accounts Payable.
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
     We estimate approximately 80% of our net sales come from the AEC market, while 20% come from non-AEC sources. We believe this mix is optimal because it offers us the advantages of diversification without diminishing our focus on our core competencies.
     Our six geographic operating regions are:
•	East Coast — includes New England and the Mid-Atlantic states;

•	Midwest — includes Canadian operations as well as commonly considered Midwestern states;

•	Southern — our broadest region, spans Florida to Texas and north into Las Vegas;

•	Southern California — with the Monterey Bay area as a rough dividing line;

•	Northern California — includes Silicon Valley, the San Francisco Bay Area and the Greater Sacramento/Central Valley area; and

•	Pacific Northwest — includes Oregon, Washington and British Columbia, Canada.
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
     When we acquire businesses, our management typically uses the previous year’s sales figures as an informal basis for estimating future revenues for our company. We do not use this approach for formal accounting or reporting purposes but as an internal benchmark with which to measure the future effect of operating synergies, best practices and sound financial management on the acquired entity.
     We also use previous year’s sales figures to assist us in determining how the company will be integrated into the overall management structure of our company. We categorize newly acquired businesses in one of two ways:
1.	Standalone Acquisitions. Post-acquisition, these businesses maintain their existing local brand and act as strategic platforms for the company to acquire market share in and around the specific geographical locations.

2.	Branch/Fold-in Acquisitions. These are equivalent to our opening a new or “greenfield” branch. They support an outlying portion of a larger market and rely on a larger centralized production facility nearby for management, load balancing, for specialized services, and for administrative and other “back office” support. We maintain the staff and equipment of these businesses to a minimum to serve a small market or a single large customer, or we may physically integrate (“fold-in”) staff and equipment into a larger nearby production facility.
     New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill represents the purchase price of an acquired business less tangible assets and identified intangible assets. We test our goodwill annually for impairment on September 30. The methodology for such testing is detailed further on page 28 of this report.
     Recent Developments. In December 2005, we refinanced our second lien credit facility with additional borrowings under the first lien credit facility upon the reduction of significant pre-payment penalties associated with the second lien credit facility. We believe the new credit structure will save us approximately $8 million annually under the new interest rate and outstanding balance as of December 31, 2005. We increased our first lien credit facility to pay off in full the borrowings under the original second lien credit facility. In connection with the transaction, we incurred prepayment penalties of approximately $4 million. In addition, we wrote off the remaining unamortized deferred financing costs of approximately $5.3 million. We have recorded $9.3 million of loss on early extinguishment of debt in our consolidated statement of operations.
     During the first quarter of 2006, we completed the acquisition of two reprographics companies in the United States for a total purchase price of $11 million.
     Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2005, with the remaining 20% consisting of sales to non-AEC markets (based on our annual review of the top 30% of our customers, and designating customers as either AEC or non-AEC based on their primary use of our services). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.

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
     EBIT, EBITDA and related ratios have limitations as analytical tools, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
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
     Because of these limitations, EBIT, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only as supplements. For more information, see our consolidated financial statements and related notes elsewhere in this report. Additionally, please refer to our 2005 Annual Report on Form 10-K.

     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three months Ended March 31
	2005	2006
	(Dollars in thousands)
Cash flows provided by operating activities	$2,559	$15,178
Changes in operating assets and liabilities	13,712	6,419
Non-cash (expenses) income, including	19,292	(7,222)
depreciation and amortization Income tax provision (benefit)	(22,709)	9,583
Interest expense	8,324	4,459

EBIT	21,178	28,417
Depreciation and amortization	4,430	5,635

EBITDA	25,608	34,052
Interest expense	(8,324)	(4,459)
Income tax (provision) benefit	22,709	(9,583)
Depreciation and amortization	(4,430)	(5,635)

Net income	$35,563	$14,375

     The following is a reconciliation of net income to EBITDA:

	Three Months Ended March 31,
	2005	2006
	(Dollars in thousands)
Net income	$35,563	$14,375
Interest expense, net	8,324	4,459
Income tax provision (benefit)	(22,709)	9,583

EBIT	21,178	28,417
Depreciation and amortization	4,430	5,635

EBITDA	$25,608	$34,052

     The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Three Months Ended March 31,
	2005	2006
Net income margin	30.5%	10.2%
Interest expense, net	7.2%	3.2%
Income tax provision (benefit)	(19.5)%	6.8%

EBIT margin	18.2%	20.2%
Depreciation and amortization	3.8%	4.0%

EBITDA margin	22.0%	24.2%

Results of Operations
     The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Three Months ended March 31,
	2005	2006
Net sales	100.0%	100.0%
Cost of sales	58.5	57.1

Gross profit	41.5	42.9
Selling, general and administrative expenses	23.1	22.4
Amortization of intangibles	0.3	0.6

Income from operations	18.1	19.9
Other income	(0.1)	(0.2)
Interest expense, net	7.2	3.1

Income before income tax provision	11.0	17.0
Income tax provision (benefit)	(19.5)	6.8

Net income	30.5%	10.2%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

	Three Months Ended
	March 31,		Increase (decrease)
	2005	2006	(In dollars)	(Percent)
	(In millions)
Reprographics services	$87.7	$104.8	$17.1	19.5%
Facilities management	19.2	22.9	3.7	19.3
Equipment and supplies sales	9.6	13.1	3.5	36.5

Total net sales	$116.5	$140.8	$24.3	20.9%

Gross profit	$48.3	$60.4	$12.1	25.1%
Selling, general and administrative expenses	$26.9	$31.5	$4.6	17.1%
Amortization of intangibles	$0.4	$0.8	$0.4	100.0%
Interest expense, net	$8.3	$4.5	$(3.8)	(45.8)%
Income taxes	$(22.7)	$9.6	$32.3	142.3%
Net income	$35.6	$14.4	$(21.2)	(59.6)%
EBITDA	$25.6	$34.1	$8.5	33.2%
     Net Sales.
     Overall net sales growth of 20.9% for the first quarter of 2006 compared to first quarter of 2005 was due to 13.8% organic growth and 7.1% growth related to our acquisitions since March 31, 2005 which only impacted reprographics services and facilities management.
     Reprographics services. Net sales increased in the first quarter of 2006 compared to the same period in 2005 due to increased construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. Data from FMI, a well-respected management consultancy for the construction industry, show non-residential construction increasing by a minimum of 5% in each of the U.S. Census districts between 2005 and 2008, with some districts reporting 8% and 9% increases. Residential construction was also robust, showing increases in every district with some by as much as 10%. We acquired 2 businesses during the three month period ended March 31, 2006, each with a primary focus on reprographics services. Significant sales increases were reported in Southern California and in Las Vegas that were both market-driven and due to a continued focus on best sales practices. Company-wide, pricing remained at similar levels to the same period in 2005, indicating that revenue increases were due primarily to volume, eliminating the impact related to our acquisitions.
     Facilities management. The increase in on-site or facilities management services continued to post solid dollar volume and period-over-period percentage gains. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by the eight-year compounded annual growth rate of 30% in new on-site services contracts. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. The highly renewable nature of most on-site service contracts leads us to believe that this source of revenue will continue to increase in the near term.
     Equipment and supplies sales. During the three month period ended March 31, 2006, our equipment and supplies sales increased 36.5% as compared to the same period in 2005. During the previous four years, our facilities management sales efforts made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service agreements. Two acquisitions in the Midwest in 2005 and one late in 2004 continue to reverse this trend, as each possesses a strong equipment and supplies business unit. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment. In the future, we expect this market to grow and intend to target this type of customer through increased marketing and sales efforts.
     Gross Profit.
     Our Gross profit increased to $60.4 million during the first quarter of 2006 compared to $48.3 million during the same period in 2005. This 25.1% increase in gross profit resulted from increased revenues of 20.9% coupled with the fixed cost nature of some of our cost of goods sold expenses, such as machine cost and facility rent. Gross margins reflected the added revenue and leverage benefit and increased from 41.5% in 2005 to 42.9% in 2006. These increases were partially offset by lower gross margins of acquired companies and new branch openings that tend to depress gross margins temporarily.
     Facilities management revenues are a significant component of our gross margins. We believe that this service will continue to be a strong margin producer in the foreseeable future. Customers continue to view on-site services and digital equipment as a premium “convenience” offering, and we believe the market for this service will continue to expand. We believe that more customers will adopt these services as the equipment continues to become smaller and more affordable.
     Our increased purchasing power as a result of our expanding geographical footprint continues to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales increased slightly from 23.0% in the first quarter of 2005 to 23.1% in the same period in 2006 due to the increased cost associated with higher-priced, technologically-equipped employees whose skills are necessary to serve our customers, and continuing increases in employee health benefit costs. Production overhead as a percentage of revenue decreased from 17.4% in the first quarter of 2005 to 15.4% in 2006 due to the fixed cost nature of the expense coupled with the net sales increase.
     Selling, General and Administrative Expenses.
     Selling, general and administrative expenses increased by $4.6 million or 17.1% over the same period in 2005. The increase is attributable to the increase in our sales volume during the same period. Expenses rose primarily due to increases in sales salaries and commissions of $1.7 million, incentive payments and bonus accruals of $0.7 million that accompany sales growth, $0.5 million of advertising costs, and $0.6 million of legal and accounting fees due to compliance costs as a public company. As a percentage of net sales, selling, general and administrative expenses declined from 23.1% in the first quarter of 2005 to 22.4% in the first quarter of 2006 as a result of continued regional consolidation of accounting and finance functions, and a maturing regional management structure. Our regional management structure, instituted in 2003, continues to bear positive results in the dissemination of best business practices, better administrative controls, and greater consolidation of common regional resources. We expect that our selling, general and administrative expenses will increase in absolute dollars due to increased legal and accounting fees as a public company, including costs associated with evaluating and enhancing our internal controls over financial reporting.

     Amortization of Intangibles.
     Amortization of intangibles increased 104% in the first quarter of 2006 compared to the same period in 2005 primarily due to an increase in identified intangible assets such as customer relationships, trade names and not-to-compete covenants associated with acquired businesses.
     Interest Expense, Net.
     Net interest expense declined to $4.5 million in the first quarter of 2006 compared with $8.3 million in the first quarter of 2005, a decrease of 45.8%. The decrease was due primarily to refinance of our second lien debt in December 2005.
     Income Taxes.
     Our effective income tax rate increased from 39% to 40%, excluding our one-time benefit as a result of our reorganization in February 2005. The increase is due to our entire company being subject to corporate income taxation in 2006 as compared to 2005 in which a portion of our business was operated within a limited liability company and treated as a partnership for income tax purposes up through February 3, 2005.
     Net Income.
     Net income decreased to $14.4 million in 2006 compared to $35.6 million in the same period in 2005 primarily due to a one-time tax benefit of $27.7 million as a result of our reorganization in February 2005. Excluding the one-time tax benefit of $27.7, the net income increased by $6.9 million in the first quarter of 2006 compared to the first quarter of 2005 primarily due to increased sales as overall construction activity in the U.S. expanded in most regions and lower interest expense due to the refinance of our debt.
     EBITDA.
     Our EBITDA margin increased to 24.2% in 2006 compared to 22.0% in 2005 primarily due to higher revenues. For a reconciliation of EBITDA to net income, please see “-Non-GAAP Measures” above.
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

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$2,559	$15,178

Net cash used in investing activities	$(2,647)	$(8,863)

Net cash used in financing activities	$(6,019)	$(17,880)

Operating Activities
     Net cash of $15.2 million provided by operating activities for the three months ended March 31, 2006 primarily related to net income of $14.4 million, depreciation and amortization of $5.6 million, and an increase in accounts payable and accrued expenses of $3.6 million primarily due to timing of payments on trade payables on several operating divisions which increased our days in accounts payable by approximately 12.0%. These factors were offset by the growth in accounts receivable of $10.7 million, primarily related to increased sales and an increase of approximately 2.0% in days sales outstanding.
Investing Activities
     Net cash of $8.9 million used in investing activities primarily relates to the acquisition of two businesses and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $7.3 million during the three months ended March 31, 2006. We incurred capital expenditures totaling $1.5 million during the three months ended March 31, 2006.
Financing Activities
     Net cash of $17.9 million used during the three months ended March 31, 2006 primarily relates to repayment of long-term debt of $18.9 million, offset by net proceeds from issuance of common stock under our Employee Stock Purchase Plan and stock option exercises of $0.5 million, and $0.6 million of excess tax benefit related to stock options exercised.
     Our cash position, working capital, and debt obligations as of March 31, 2006 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto elsewhere in this report.

	March 31
	2005	2006
	(Dollars in thousands)
Cash and cash equivalents	$7,719	$11,078
Working capital	28,950	35,887

Borrowings from senior secured credit facilities	243,751	221,472
Other debt obligations	18,583	44,661

Total debt obligations	$262,334	$266,133

     We expect a positive effect on our liquidity and results of operations going forward due to lower interest expense as net proceeds of approximately $92.7 million from our initial public offering were used to reduce our existing debt obligations. Our overall interest expense may also be reduced as rates applicable to future borrowings on our revolving credit facility may decrease since the margin for loans made under the revolving facility is based on the ratio of our consolidated indebtedness to our consolidated EBITDA (as defined in our credit facilities). The applicable margin on our revolving facility ranges between 2.00% and 2.75% for LIBOR rate loans and ranges between 1.00% and 1.75% for index rate loans. In addition, the termination of our management agreement with CHS Management IV LP that occurred upon completion of our initial public offering will improve future operations and cash flows by eliminating fees paid under this agreement of $217,000 in 2005.
     These positive factors will be offset to a certain extent by rising market interest rates on our debt obligations under our senior secured credit facilities, which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure about Market Risk,” we had $266.1 million of total debt outstanding as of March 31, 2006, of which $221.5 million was bearing interest at variable rates.
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
     Loans made under the credit facilities bear interest at one of two floating rates, at our option. The floating rates may be priced as either an Index Rate Loan or as Eurodollar Rate Loan. Term loans that are Index Rate Loans bear interest at the Index Rate plus .75%. The Index Rate is defined as the higher of (i) the rate of interest publicly quoted from time to time by The Wall Street Journal as the base rate on corporate loans posted by the nation’s largest banks and (ii) the Federal Reserve reported overnight funds rate plus .5%. Term Loans which are Eurodollar Rate Loans bear interest at the Adjusted Eurodollar Rate plus 1.75%.
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

     Seller Notes. As of March 31, 2006, we had $14.8 million of seller notes outstanding, with interest rates ranging between 5% and 8% and maturities between 2006 and 2011. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
     As of March 31, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
     Our future contractual obligations as of March 31, 2006, by fiscal year are as follows:

	Nine Months Ending
	December 31,	Twelve Months Ending December 31,
	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Debt obligations	$4,310	$5,271	$116,425	$107,474	$2,380	$390
Capital lease obligations	8,341	9,782	6,861	2,932	1,430	537
Operating lease obligations	21,936	22,019	15,127	9,924	6,908	16,824

Total	$34,587	$37,072	$138,413	$120,330	$10,718	$17,751

     Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
     Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2006, we have potential future earnout obligations aggregating $8.2 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.
     State Sales Tax. We were involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. Those unresolved issues relate to the application of sales taxes on certain discounts we granted to our customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1.2 million of sales taxes are due from us for the period in question, plus $372,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that we are liable in connection with one component of the dispute involving approximately $40,000, which we had previously paid. We paid the tax in May of 2005 but we strongly disagree with the state tax authority’s position and have filed a petition for redetermination requesting an appeals conference to resolve these issues. We were granted another appeals conference in April 2006 to resolve the remaining issues. We lost on appeal. Our accrued expenses in our consolidated balance sheet as of March 31, 2006 include $372,000 of accrued interest related to this matter which will be paid in the second quarter of 2006.
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
Income Taxes
     Prior to February 3, 2005, a portion of our business was operated as a limited liability company that was taxed as a partnership. As a result, the Company owners paid income taxes on the earnings. Several of our divisions were treated as separate corporate entities for income tax purposes. These corporations paid income tax and recorded provisions for income taxes in their financial statements.
     As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local taxes at a combined statutory rate of approximately 40%. The unaudited pro forma incremental income tax provision and unaudited pro forma earnings per common member unit amounts in the following table were calculated as if our reorganization became effective on January 1, 2001.

	Three Months Ended March 31,
	2005	2006
	(In thousands, except per unit amounts)
Net income (loss)	$35,563	$14,375
Deferred income tax benefit due to Reorganization	(27,701)	—
Unaudited pro forma incremental income tax provision	(333)	—

Unaudited pro forma net income (loss)	$7,529	$14,375

Earnings per share:

Basic	$0.18	$0.32
Diluted	$0.18	$0.32
Critical Accounting Policies
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
     In May 2005, the FASB issued FAS 154, “Account Changes and Error Corrections, a Replacement of Accounting Principles Board Opinion No. 20 and FASB Statement No. 3”, which changes the requirements for the accounting and reporting of a change in accounting principle. FAS 154 eliminates the requirement to include the cumulative effect of changes in accounting principle in the income statement and instead requires that changes in accounting principle be retroactively applied. FAS 154 is effective for accounting changes and correction of errors made on or after January 1, 2006, with early adoption permitted. The Company began applying the provisions of this statement during the fourth quarter of 2005.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
     Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. We have an interest rate collar agreement that will expire in December 2006. Except as set forth below, there have been no material changes in market risk from the information reported in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our 2005 Annual Report on Form 10-K.
     In March 2006, we entered into an interest rate collar agreement that becomes effective on December 23, 2006 and has a fixed notional amount of $76.7 million until December 23, 2007, then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%.
     As of March 31, 2006, we had $266.1 million of total debt obligations of which $221.5 million was bearing interest at variable rates approximating 7.8% on a weighted average basis.
     We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2006, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, these disclosure controls and procedures were effective.
Changes in Internal Controls Over Financial Reporting
     There were no significant changes to internal controls over financial reporting during the first quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1A. Risk Factors
     There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of March 31, 2006.
Item 6. Exhibits
INDEX TO EXHIBITS

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

SIGNATURE PAGE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Sathiyamurthy Chandramohan
Chairman of the Board of Directors and
Chief Executive Officer

By:	/s/ Mark W. Legg
Chief Financial Officer and Secretary