Form 10-Q
period 2006-06-30
American Reprographics CO
filed 2006-08-14
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32407
________________

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-1700361 (I.R.S. Employer Identification No.)

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

As of July 31, 2006, there were 45,252,469 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

Table of Contents

PART I Financial Information

Item 1. Financial Statements (unaudited)	—

Consolidated Balance Sheets as of December 31, 2005 and June 30, 2006

Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2006

Condensed Consolidated Statement of Changes in Stockholders’ Equity for the
six months ended June 30, 2006

Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2006

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	—

Item 3. Quantitative and Qualitative Disclosures About Market Risk	—

Item 4. Controls and Procedures	—

PART II

Item 1. Legal Proceedings

Item 1 A. Risk Factors	—

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	—

Item 4. Submission of Matters to a Vote of Security Holders	—

Item 5. Other Information

Item 6. Exhibits	—

SIGNATURES

Index to Exhibits

Exhibit 10.1

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 99.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2005	2006
	(Dollars in thousands)
Assets
Current assets:
Cash and cash equivalents	$22,643	$23,099
Accounts receivable, net	71,062	87,688
Inventories, net	6,817	8,801
Deferred income taxes	4,272	9,664
Prepaid expenses and other current assets	6,425	6,276
Total current assets	111,219	135,528

Property and equipment, net	45,773	55,347
Goodwill	245,271	256,010
Other intangible assets, net	21,387	29,739
Deferred financing costs, net	923	856
Deferred income taxes	16,216	11,532
Other assets	1,573	1,661
Total assets	$442,362	$490,673

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,811	$24,651
Accrued payroll and payroll-related expenses	15,486	15,468
Accrued expenses	18,684	37,064
Current portion of long-term debt and capital leases	20,441	18,907
Total current liabilities	75,422	96,090

Long-term debt and capital leases	253,371	249,521

Total liabilities	328,793	345,611

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 44,598,815 and 44,984,551 shares issued and outstanding	44	45
Additional paid-in capital	56,825	64,982
Deferred stock-based compensation	(1,903)	(1,620)
Retained earnings	58,561	81,363
Accumulated other comprehensive income	42	292
Total stockholders’ equity	113,569	145,062
Total liabilities and stockholders’ equity	$442,362	$490,673

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Reprographics services	$94,708	$114,658	$182,403	$219,475
Facilities management	21,076	24,691	40,248	47,623
Equipment and supplies sales	9,776	12,178	19,375	25,231
Total net sales	125,560	151,527	242,026	292,329
Cost of sales	71,906	85,713	140,047	166,156
Gross profit	53,654	65,814	101,979	126,173
Selling, general and administrative expenses	28,140	33,112	55,021	64,598
Litigation reserve	—	11,262	—	11,262
Amortization of intangible assets	431	867	815	1,652
Income from operations	25,083	20,573	46,143	48,661
Other income	106	472	224	801
Interest expense, net	(6,194)	(7,001)	(14,518)	(11,460)
Income before income tax provision (benefit)	18,995	14,044	31,849	38,002
Income tax provision (benefit)	7,612	5,617	(15,097)	15,200
Net income	$11,383	$8,427	$46,946	$22,802

Earnings per share:
Basic	$0.26	$0.19	$1.13	$0.51
Diluted	$0.25	$0.18	$1.10	$0.50

Weighted average common shares outstanding:
Basic	43,931,154	44,932,873	41,690,494	44,779,662
Diluted	44,861,155	45,510,158	42,771,754	45,312,592

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

							Accumulated
		Common Stock		Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity

Balance at December 31, 2005	$—	44,598,815	$44	$56,825	$(1,903)	$58,561	$42	$113,569

Amortization of stock-based compensation	—	—	—	—	283	—	—	283
Stock-based compensation	—	—	—	742	—	—	—	742
Issuance of common stock under Employee Stock Purchase Plan	—	6,530	—	238	—	—	—	238
Issuance of common stock in connection with accrued bonuses	—	80,652	—	2,160	—	—	—	2,160
Stock options exercised	—	298,554	1	1,664	—	—	—	1,665
Tax benefit from exercise of stock options	—	—	—	3,353	—	—	—	3,353
Comprehensive Income:
Net income	—		—	—	—	22,802	—	22,802
Foreign currency translation adjustments	—	—	—	—	—	—	(31)	(31)
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	281	281
Comprehensive income								23,052

Balance at June 30, 2006	$—	44,984,551	$45	$64,982	$(1,620)	$81,363	$292	$145,062

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Operating activities
Net income	$46,946	$22,802
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	449	—
Allowance for doubtful accounts	723	790
Reserve for inventory obsolescence	90	(127)
Depreciation	8,074	10,354
Amortization of intangible assets	815	1,652
Amortization of deferred financing costs	823	151
Write-off of deferred financing costs	1,631	57
Stock-based compensation	308	1,025
Deferred income taxes	(25,571)	(3,315)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable, net	(7,527)	(12,675)
Inventory	200	(25)
Prepaid expenses and other assets	720	570
Accounts payable and accrued expenses	(3,092)	21,141
Net cash provided by operating activities	24,589	42,400

Investing activities
Capital expenditures	(2,476)	(3,808)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with acquisitions	(4,076)	(16,106)
Other	(209)	(202)
Net cash used in investing activities	(6,761)	(20,116)

Financing activities
Proceeds from initial public offering, net of underwriting discounts	92,690	—
Direct costs of initial public offering	(1,487)	—
Proceeds from stock option exercises	—	1,665
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	238
Redemption of preferred member units	(28,263)	—
Excess tax benefit related to stock options exercised	—	3,353
Proceeds from borrowings	13,000	5,000
Payments on debt	(86,636)	(31,943)
Payment of loan fees	(123)	(141)
Member distributions	(8,244)	—
Net cash used in financing activities	(19,063)	(21,828)

Net (decrease) increase in cash and cash equivalents	(1,235)	456
Cash and cash equivalents at beginning of period	13,826	22,643
Cash and cash equivalents at end of period	$12,591	$23,099

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$6,104	$12,222
Issuance of subordinated notes in connection with the acquisition of businesses	$1,974	$8,815
Change in fair value of derivatives	$19	$281

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Consolidated Financial Statements
(Unaudited)

1. Description of Business and Basis of Presentation

American Reprographics Company (ARC or the Company) is the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. ARC also provides these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company (Opco), and its subsidiaries.

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2. Stock-Based Compensation

The Company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the Company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At June 30, 2006, 3,049,330 shares remain available for grant under the Stock Plan.

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

Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (FASB) Statement No. 123(R), “Share-Based Payment” (SFAS 123R), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options issued prior to fiscal year 2004.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3.1 million because the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the Company’s initial public offering which was consummated on February 9, 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of June 30, 2006, the Company has cumulatively amortized $1.5 million of the deferred compensation charge.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the company prior to its initial public offering are not included in its SFAS 123R option pool. As a result unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. We apply the Black-Scholes valuation model in determining the fair value share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three months ended June 30, 2006 on income before income taxes and net income was $.4 million and $.3 million, respectively, and $0.006 on basic and diluted earnings per share. The impact to the Consolidated Statement of Operations for the six months ended June 30, 2006 on income before income taxes and net income was $.7 million and $.5 million, respectively, and $0.01on basic and diluted earnings per share. In addition, upon the adoption of SFAS 123R the tax benefit resulting from the exercise of stock options, which were previously presented as operating cash inflows in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.

The pro forma table below reflects net income and basic and diluted net income per share for the three and six months ended June 30, 2005, had we applied the fair value recognition provisions of SFAS 123 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income:
As reported	$11,383	$46,946
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	83	182
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(106)	(244)
Pro forma	$11,360	$46,884
Basic earnings per share:
As reported	$0.26	$1.13
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	(0.01)
Pro forma	$0.26	$1.12
Diluted earnings per share:
As reported	$0.25	$1.10
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	—
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	(0.01)
Pro forma	$0.25	$1.09

Pro forma disclosure for the three and six months ended June 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date for options issued in the six months ended June 30, 2006 was $9.90. There were no options granted during the six months ended June 30, 2005. The fair value of options at date of grant was estimated using the following weighted average assumptions for the six months ended June 30, 2006 (a) no dividend yield on our stock, (b) expected stock price volatility of 26.17% , (c) a risk-free interest rate of 4.6% and 5.0% and (d) an expected option term of 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in Staff Accounting Bulletin (SAB) 107.

For fiscal 2006, expected stock price volatility is based on a combined weighted average expected stock price volatility of three publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. Until such time that the Company has enough historical data, it will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future.

The following is a summary of the Company’s stock option activity during the six month period ended June 30, 2006.

	Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life	Aggregate Intrinsic Value

Outstanding at beginning of the period	1,422,585	$5.9
Granted	514,985	26.32
Exercised	(298,554)	(5.58)
Outstanding at end of the period	1,639,016	$12.38	7.2	$39,120
Exercisable at end of the period	901,319	$6.05	4.3	$27,218

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2006 was $8.4 million. As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $6.4 million, which is expected to be recognized over a weighted average period of approximately 4.2 years

3. Employee Stock Purchase Plan

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

Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the Amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. Accordingly, no compensation cost was recognized for employee stock purchases under the ESPP during the six months ended June 30, 2006.

4. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2005	June 30, 2006
		(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (8.25% and 9% interest rate at December 31, 2005 and June 30, 2006,repectively);any unpaid principal and interest due December 18, 2008	$5,000	$—
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly ( weighted average 6.2% and 7.1% interest rate at December 31, 2005 and June 30, 2006, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	230,423	216,487
Various subordinated notes payable; interest ranging from 5% to 7%; principal and interest payable monthly through July 2011	11,262	17,994
Various capital leases; interest rates ranging to 15.9%; principal and interest payable monthly through May 2012	27,127	33,947
	273,812	268,428
Less current portion	(20,441)	(18,907)
	$253,371	$249,521

In December 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the Company a $310,600 Senior Secured Credit Facility, comprised of a $280,600 term loan facility and a $30,000 revolving credit facility. The proceeds from the incremental new term loan, in the amount of $157,500, were used to prepay in full all principal and interest payable under the Second Lien Credit and Guaranty Agreement. The remaining balance of the increased term loan facility of $50,000 is available for our use, subject to the terms of the Second Amended and Restated Credit Agreement.

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

On July 17, 2006 the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility in addition to amending certain other terms including the following:

•	An increase in the aggregate purchase price limitation for business acquisitions commencing with fiscal year ending December 31, 2006;
•	An increase in the threshold for capital expenditures during any trailing twelve-month period;
•	Reset the Incremental Term Loan amount at $50 million; and
•	Permit the Company to issue certain shares of its common stock in connection with certain proposed acquisitions.

Except as described above, all other material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2005 Annual Report on Form 10-K.

During the six months ended June 30, 2006, the Company made payments totaling $12.4 million, exclusive of contractually scheduled payments, on its $230 million senior secured credit facility. As a result of this prepayment, the Company wrote off $57 thousand of deferred financing costs during the six months ended June 30, 2006 which is included in interest expense in the accompanying consolidated financial statements.

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

6. Commitments and Contingencies

Our future contractual obligations as of June 30, 2006, by fiscal year are as follows:

	Six Months Ending	Twelve Months Ending December 31,
	December 31,
	2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Debt obligations	$3,097	$6,030	$117,239	$103,937	$3,311	$867
Capital lease obligations	6,297	11,498	8,659	4,033	2,217	1,243
Operating lease obligations	16,772	25,965	18,037	12,450	8,713	28,380

Total	$26,166	$43,493	$143,935	$120,420	$14,241	$30,490

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.

Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of June 30, 2006, the Company has potential future earnout obligations aggregating $7.4 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.

State Sales Tax. The Company was involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of the company's operating divisions for the period from October 1998 to September 2001. Those unresolved issues relate to the application of sales taxes on certain discounts that were granted to customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1.2 million of sales taxes are due for the period in question, plus $489,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that the Company was liable in connection with one component of the dispute involving approximately $40,000, which was previously paid. The Company paid the tax in May of 2005 but strongly disagreed with the state tax authority’s position and filed a petition for redetermination requesting an appeals conference to resolve these issues. The Company was granted another appeals conference in April 2006 to resolve the remaining issues. The Company lost on appeal. Accrued expenses in the Company’s consolidated balance sheet as of June 30, 2006 include $489,000 of accrued interest related to this matter which was paid in July of 2006.

Louis Frey case. On July 28, 2006, a decision was rendered against the Company in the previously disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judge determined that damages should be awarded to the plaintiff in the amount of $11.06 million, interest expense of $2.28 million through June 30, 2006, and $0.20 million in preference claims. The Company continues to believe its position is meritorious, and remains committed to vigorously defending the Company’s position through the appellate process. In accordance with generally accepted accounting principles (GAAP), the Company has accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.54 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.28 million. These charges are offset by a corresponding tax benefit of $5.42 million, resulting in a net impact of $8.12 million to the net income during the three and six months ended June 30, 2006.

The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7. Comprehensive Income

Comprehensive income includes changes in the fair value of certain financial derivative instruments which qualify for hedge accounting. The differences between net income and comprehensive income for the three and six months ended June 30, 2005 and 2006 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$11,383	$8,427	$46,946	$22,802
Foreign currency translation adjustments	—	(31)	—	(31)
Increase (Decrease) in fair value of financial derivative instruments, net of tax effects	(289)	181	19	281
Comprehensive income	$11,094	$8,577	$46,965	$23,052

8. Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. There are no common stock equivalents excluded for anti-dilutive effects for the three and six months ended June 30, 2005. There are 19,985 common stock equivalents excluded for anti-dilutive effects for the three and six months ended June 30, 2006. The Company’s common stock equivalents consist of stock options issued under the Company’s equity option plan, as well as warrants to purchase common stock issued during 2000 to certain creditors of the Company. All of such warrants were exchanged for shares of common stock of the Company in connection with the Company’s reorganization in February 2005.

Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2005 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Weighted average common shares outstanding during the period — basic	43,931,154	44,932,873	41,690,494	44,779,662
Effect of dilutive stock options	930,001	577,285	930,001	532,930
Effect of dilutive warrants	—		151,259	—
Weighted average common shares outstanding during the period — diluted	44,861,155	45,510,158	42,771,754	45,312,592

9.  Recent Accounting Pronouncements

In April 2005, the United States Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC's rule, SFAS No. 123R became effective for the Company for annual, rather than interim, periods that began after June 15, 2005. The Company began applying this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. The implementation of this standard is further discussed in Note 2, Stock-Based Compensation.

Also, in November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3 (FSP 123R-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax short falls recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or fiscal year 2007 for the Company. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company's consolidated financial position and results of operations.

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

The changes in the carrying amount of goodwill from December 31, 2005 through June 30, 2006 are summarized as follows:

Goodwill

Balance at December 31, 2005	$245,271
Additions	10,739

Balance at June 30, 2006	$256,010

The additions to goodwill include the excess purchase price over fair value of net assets acquired in the amount of $10,005, adjustments to acquisition costs in the amount of $224 and certain earnout payments in the amount of $510.

Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names are amortized using the straight-line method. At December 31, 2005 and June 30, 2006, customer relationships and the related accumulated amortization consist of $25,588 and $34,302, and $6,241 and $7,798, respectively. Trade names and the related accumulated amortization consist of $2,369 and $3,659, and $329 and $424 at December 31, 2005 and June 30, 2006, respectively.

The estimated future amortization expense of other intangible assets as of June 30, 2006 are as follows:

2006	$2,140
2007	3,451
2008	3,079
2009	2,782
2010	2,518
Thereafter	15,769

$29,739

11. Subsequent Events

Subsequent to June 30, 2006, the Company completed the acquisition of three reprographics companies, including Reliable Graphics which is located in Southern California. At the time of the acquisition, Reliable Graphics had trailing twelve months revenue of approximately $19 million.

On July 28, 2006, a decision was rendered against the Company in the previously disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judge determined that damages should be awarded to the plaintiff in the amount of $11.06 million, interest expense of $2.28 million through June 30, 2006, and $0.20 million in preference claims. The Company continues to believe its position is meritorious, and remains committed to vigorously defending the Company’s position through the appellate process. In accordance with generally accepted accounting principles (GAAP), the Company has accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.54 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.28 million. These charges are offset by a corresponding tax benefit of $5.42 million, resulting in a net impact of $8.12 million to the net income during the three and six months ended June 30, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K, our final prospectus for our recent secondary offering dated April 5, 2006, and our 2006 first quarter report on Form 10-Q dated May 15, 2006.

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

Actual results could differ materially from our current expectations. Factors that could cause actual results to differ materially from current expectations, include among others, the following: (i) general economic conditions, such as changes in non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures; (ii) a downturn in the architectural, engineering and construction industry; (iii) competition in our industry and innovation by our competitors; (iv) our failure to anticipate and adapt to future changes in our industry; (v) failure to continue to develop and introduce new products and services successfully; (vi) our inability to charge for value-added services we provide our customers to offset potential declines in print volume; (vii) adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters; (viii) our inability to successfully identify and manage our acquisitions or open new branches; (ix) our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls; (x) adverse developments concerning our relationships with certain key vendors; (xi) the loss of key personnel and qualified technical staff; (xii) and failure to prevail upon appeal.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K and our first quarter report on Form 10-Q dated May 15, 2006. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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

A significant component of our growth has come from acquisitions. In the first six months of 2006, we paid $24.3 million for seven new acquisitions. In 2005, we acquired 14 businesses for $32.1 million. We acquired six businesses in 2004 for $3.7 million, and acquired five businesses for $.9 million in 2003. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.

As part of our growth strategy, in 2003 we began opening and operating branch service centers, which we view as a relatively low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We opened 19 new branches in key markets in 2005. We opened ten new branches, including acquisitions, during the first six months of 2006. Including acquisitions, the Company expects to open approximately 15 branches in 2006. To date, we believe that each branch that has been open at least 12 months has generated operating profit.

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

The distinctions in our reportable revenue categories are based primarily on the similarities in their gross margins and other economic similarities. They are categorized as reprographics services, facilities management, and equipment and supplies. Our current service segmentation is likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services now comprise less than five percent of our overall revenue. We believe digital services will likely exceed 10% of our revenue mix by the end of 2007.

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

During the three and six months ended June 30, 2006, our reprographics services represented 75.7% and 75.1% of net sales, facilities management 16.3% and 16.3%, and sales of reprographics equipment and supplies 8.0% and 8.6%. Of the 75.1% of reprographics services during the six month period ended June 30, 2006, 6.4% was derived from digital services revenue. Software license revenue of $1.2 million during the six months period ended June 30, 2006, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.

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

We maintain low levels of inventory and other working capital. Capital expenditure requirements are also low; most facilities and equipment are leased, with overall cash capital spending averaging approximately 1.2% of annual net sales over the last three years. Since we typically lease our reprographics equipment for a three to five year term, we are able to upgrade equipment in response to rapid changes in technology.

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

Our six geographic operating regions are:

•	East Coast - includes New England and the Mid-Atlantic states;
•	Midwest - includes Canadian operations as well as commonly considered Midwestern states;
•	Southern - our broadest region, spans Florida to Texas and north into Las Vegas;
•	Southern California - with the Monterey Bay area as a rough dividing line;
•	Northern California - includes Silicon Valley, the San Francisco Bay Area and the Greater Sacramento/Central Valley area; and
•	Pacific Northwest - includes Oregon, Washington and British Columbia, Canada.

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

2.
Branch/Fold-in Acquisitions. These are equivalent to our opening a new or “greenfield” branch. They support an outlying portion of a larger market and rely on a larger centralized production facility nearby for strategic management, load balancing, for providing specialized services, and for administrative and other “back office” support. We maintain the staff and equipment of these businesses to a minimum to serve a small market or a single large customer, or we may physically integrate (fold-in) staff and equipment into a larger nearby production facility.

New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill represents the purchase price of an acquired business less tangible assets and identified intangible assets. We test our goodwill annually for impairment on September 30. The methodology for such testing is detailed further on page 31 of this report.

Recent Developments. In order to facilitate the consummation of certain proposed business acquisitions, in July 2006, we amended our Second Amended and Restated Credit and Guaranty Agreement by adding additional borrowings of $30 million under the term loan facility in addition to amending certain other terms including the following:

•	An increase in the aggregate purchase price limitation for business acquisitions commencing with fiscal year ending December 31, 2006;

•	An increase in the threshold for capital expenditures during any trailing twelve-month period;

•	Reset the Incremental Term Loan amount at $50 million; and

•	Permit the Company to issue certain shares of its common stock in connection with certain proposed business acquisitions.

Except as described above, all other material terms and conditions, including the maturity dates, of the Company’s existing senior secured credit facility remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2005 Annual Report on Form 10-K.

During the six months ended June 30, 2006, we completed the acquisition of seven reprographics companies in the United States for a total purchase price of $24.3 million.

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

We have presented adjusted net income and adjusted earnings per share for the three and six months ended June 30, 2006 to reflect the exclusion of the one-time litigation charge related to the Louis Frey bankruptcy litigation. This presentation facilitates a meaningful comparison of the Company’s operating results for the three and six months ended June 30, 2006 to the same period in 2005, excluding a one-time income tax benefit taken in February of 2005 (refer to the Income Taxes section of Part I, Item 2 of this report for more information).

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three months Ended June 30,		Six months Ended June 30,
	2005	2006	2005	2006

	(Dollars in thousands)		(Dollars in thousands)

Cash flows provided by operating activities	$22,030	$27,222	$24,589	$42,400
Changes in operating assets and liabilities	(4,013)	(15,430)	9,699	(9,011)
Non-cash (expenses) income, including depreciation and amortization	(6,634)	(3,365)	12,658	(10,587)
Income tax provision (benefit)	7,612	5,617	(15,097)	15,200
Interest expense	6,194	7,001	14,518	11,460

EBIT	25,189	21,045	46,367	49,462
Depreciation and amortization	4,459	6,371	8,889	12,006

EBITDA	29,648	27,416	55,256	61,468
Interest expense	(6,194)	(7,001)	(14,518)	(11,460)
Income tax (provision) benefit	(7,612)	(5,617)	15,097	(15,200)
Depreciation and amortization	(4,459)	(6,371)	(8,889)	(12,006)

Net income	$11,383	$8,427	$46,946	$22,802

The following is a reconciliation of net income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(Dollars in thousands)		(Dollars in thousands)

Net income	$11,383	$8,427	$46,946	$22,802
Interest expense, net	6,194	7,001	14,518	11,460
Income tax provision (benefit)	7,612	5,617	(15,097)	15,200

EBIT	25,189	21,045	46,367	49,462
Depreciation and amortization	4,459	6,371	8,889	12,006

EBITDA	$29,648	$27,416	$55,256	$61,468

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Net income margin	9.1%	5.6%	19.4%	7.8%
Interest expense, net	4.9%	4.6%	6.0%	3.9%
Income tax provision (benefit)	6.1%	3.7%	(6.2)%	5.2%

EBIT margin	20.1%	13.9%	19.2%	16.9%
Depreciation and amortization	3.6%	4.2%	3.7%	4.1%

EBITDA margin	23.7%	18.1%	22.9%	21.0%

The following is a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net Income	$11,383	$8,427	$46,946	$22,802
Litigation reserve		11,262		11,262
Interest expense due to litigation reserve		2,277		2,277
Income tax benefit due to litigation charge		(5,416)		(5,416)
Income tax benefit due to Reorganization	—	—	(27,701)	—
Unaudited pro forma incremental income tax provision	—	—	(333)	—
Unaudited adjusted net income	$11,383	$16,550	$18,912	$30,925

Earning Per Share (Actual):
Basic	$0.26	$0.19	$1.13	$0.51
Diluted	$0.25	$0.18	$1.10	$0.50

Earning Per Share (adjusted):
Basic	$0.26	$0.37	$0.45	$0.69
Diluted	$0.25	$0.36	$0.44	$0.68

Weighted average common shares outstanding:
Basic	43,931,154	44,932,873	41,690,494	44,779,662
Diluted	44,861,155	45,510,158	42,771,754	45,312,592

Results of Operations for the Three Months and Six Months Ended June 30, 2006 and 2005

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Three Months ended June 30,		Six Months ended June 30,
	2005	2006	2005	2006

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.3	56.6	57.9	56.8

Gross profit	42.7	43.4	42.1	43.2
Selling, general and administrative expenses	22.4	21.8	22.7	22.1
Litigation reserve	—	7.4	—	3.9
Amortization of intangibles	0.3	0.6	0.3	0.6

Income from operations	20.0	13.6	19.1	16.6
Other income	0.1	0.3	0.1	0.3
Interest expense, net	(4.9)	(4.6)	(6.0)	(3.9)

Income before income tax provision (benefit)	15.2	9.3	13.2	13.0
Income tax provision (benefit)	6.1	3.7	(6.2)	5.2

Net income	9.1%	5.6%	19.4%	7.8%

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2005	2006	(In dollars)	(Percent)	2005	2006	(In dollars)	(Percent)
	(In millions)				(In millions)

Reprographics services	$94.7	$114.6	$19.9	21.0%	$182.4	$219.5	$37.1	20.3%
Facilities management	21.1	24.7	3.6	17.1%	40.2	47.6	7.4	18.4%
Equipment and supplies sales	9.8	12.2	2.4	24.5%	19.4	25.2	5.8	29.9%
Total net sales	125.6	151.5	25.9	20.6%	242.0	292.3	50.3	20.8%

Gross profit	53.7	65.8	12.1	22.5%	102.0	126.2	24.2	23.7%
Selling, general and administrative expenses	28.1	33.1	5.0	17.8%	55.0	64.6	9.6	17.5%
Litigation reserve	—	11.3	11.3	100.0%	—	11.3	11.3	100.0%
Amortization of intangibles	0.4	0.9	0.5	125.0%	0.8	1.7	0.9	112.5%
Interest expense, net	6.2	7.0	0.8	12.9%	14.5	11.4	(3.1)	(21.4)%
Income taxes	7.6	5.6	(2.0)	(26.3)%	(15.1)	15.2	30.3	200.7%
Net income	11.4	8.4	(3.0)	(26.4)%	46.9	22.8	(24.1)	(51.4)%
EBITDA	29.6	27.4	(2.2)	(7.4)%	55.3	61.5	6.2	11.2%

Net Sales.

Net sales increased by 20.6% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. Net sales increased by 20.8% for the six months ended June 30, 2006 compared to the same period in 2005.

In the three months ended June 30, 2006, 10.4% of the 20.6% net sales increase was related to our standalone acquisitions since June 30, 2005. (See page 20 of this document for an explanation of acquisition types.)

In the six months ended June 30, 2006, 8.8% of the 20.8% net sales increase was related to our standalone acquisitions since June 30, 2005.

Reprographics services. Net sales during the three months ended June 30, 2006 increased compared to the same period in 2005 due to increased construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. We acquired five businesses during the three month period ended June 30, 2006, each with a primary focus on reprographics services. Significant sales increases were reported in both Southern and Northern California that were both market-driven and due to a continued focus on best sales practices.

During the six months ended June 30, 2006, we acquired a total of seven businesses, each with its primary focus on reprographics services. In addition to significant sales increases in California as noted above, Las Vegas also showed strong sales growth during the early part of 2006.

Company-wide, pricing remained at similar levels to the same period in 2005, with the exception of increased fuel and energy costs surcharges, indicating that revenue increases were due primarily to volume.

Facilities management. The increase in on-site or facilities management services continued to post solid dollar volume and period-over-period percentage gains in the three and six months ended June 30, 2006. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by the eight-year compounded annual growth rate of 30% in new on-site services contracts. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. The highly renewable nature of most on-site service contracts leads us to believe that this source of revenue will continue to increase in the near term.

Equipment and supplies sales. During the three month period ended June 30, 2006, our equipment and supplies sales increased by 24.5% as compared to the same period in 2005.

In the six month period ending June 30, 2006, equipment and supply sales increased by nearly 30%.

During the past four years, our facilities management sales efforts made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service agreements. Two acquisitions in the Midwest in 2005 and one late in 2004 continue to reverse this trend, as each possesses a strong equipment and supply business unit. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment. In the future, we expect this market to grow and intend to target this type of customer through increased marketing and sales efforts.

Gross Profit.

Our gross profit and gross profit margin increased to $65.8 million and 43.4% during the three months ended June 30, 2006 compared to $53.7 million and 42.7% during the same period in 2005, on sales growth of $25.9 million.

During the six month period ended June 30, 2006, gross profit and gross profit margin increased to $126.2 million and 43.2% compared to $102.0 million and 42.1% for the six months ended June 30, 2005, on sales growth of $50.3 million.

Increases in revenues coupled with the fixed cost nature of some of our cost of goods sold expenses, such as machine cost and facility rent, contributed to increases in gross profit during the three and six months ended June 30, 2006. Gross margins reflected the added revenue and leverage benefit and increased during the three and six months ended June 30, 2006. These increases were partially offset by lower gross margins of acquired companies and new branch openings that tend to depress gross margins temporarily.

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

Our increased purchasing power as a result of our expanding geographical footprint continues to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales decreased slightly from 22.9% in the six month period ended June 30, 2005 to 22.8% in the same period in 2006 due to our increased use of outsourced labor, particularly for our delivery services. Production overhead as a percentage of revenue decreased from 16.9% in the first six months of 2005 to 15.3% in 2006 due to the fixed cost nature of the expense coupled with the net sales increase.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $5.0 million or 17.8% during the second quarter of 2006 over the same period in 2005.

Selling, general and administrative expenses increased by $9.6 million, or 17.5% in the six months ended June 30, 2006, over the same period in 2005.

Increases during the three and six month period ended June 30, 2006 are attributable to the increase in our sales volume during the same period. Specifically, expenses rose primarily due to increases in sales salaries and commissions of $1.7 and $3.4 million, incentive payments and bonus accruals of $0.4 and $1.1 million that accompany sales growth, $0.3 and $0.8 million of advertising costs, and $0.5 and $1.0 million of legal and accounting fees due to compliance costs as a public company during the three and six months ended June 30, 2006, respectively. In April 2006, the company completed a secondary stock offering, primarily to facilitate the sale of shares owned by its financial sponsors, Code Hennessy & Simmons LLC, of Chicago. Administrative and legal fees for the secondary offering amounted to approximately $0.7 million. As a percentage of net sales, selling, general and administrative expenses declined from 22.4% in the second quarter of 2005 to 21.8% in the second quarter of 2006 and from 22.7% in the six months ended June 30, 2005 to 22.1% in the same period of 2006 as a result of continued regional consolidation of accounting and finance functions, and a maturing regional management structure. Our regional management structure, instituted in 2003, continues to bear positive results in the dissemination of best business practices, better administrative controls, and greater consolidation of common regional resources.

Litigation Reserve.

On July 28, 2006, a decision was rendered against us in the previously disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judge determined that damages should be awarded to the plaintiff in the amount of $11.06 million, interest expense of $2.28 million through June 30, 2006, and $0.20 million in preference claims. We continue to believe our position is meritorious, and remain committed to vigorously defending our position through the appellate process. In accordance with generally accepted accounting principles (GAAP), we have accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.54 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.28 million. These charges are offset by a corresponding tax benefit of $5.42 million, resulting in a net impact of $8.12 million to the net income during the three and six months ended June 30, 2006. This one-time, non-recurring litigation reserve of $11.3 million represents 7.4% and 3.9% of net sales for the three and six months ended June 30, 2006.

Amortization of Intangibles.

Amortization of intangibles increased $0.5 million during the three months ended June 30, 2006 compared to the same period in 2005 primarily due to an increase in identified intangible assets such as customer relationships, and trade names associated with acquired businesses.

Amortization of intangibles increased $0.9 million during the six months ended June 30, 2006 primarily for the same reasons above.

Interest Expense, Net.

Net interest expense increased to $7.0 million during the three months ended June 30, 2006 compared to $6.2 million during the same period in 2005, an increase of 12.9%.

Net interest expense decreased to $11.4 million during the six months ended June 30, 2006 compared to $14.5 million during the same period in 2005, a decrease of 21.4%.

The increase during the three months ended June 30, 2006 reflects interest expense of approximately $2.3 million related to the Louis Frey bankruptcy litigation. The increase was partially offset by interest savings from the refinance of our second lien debt in December 2005.

The decrease in the six months ended June 30, 2006 was due primarily to the refinance of our second lien debt in December 2005, offset by approximately $2.3 million interest related to the Louis Frey bankruptcy litigation.

Income Taxes.

Our effective income tax rate increased from 39% to 40%, excluding our one-time benefit as a result of our reorganization in February 2005. The increase is due to our entire company being subject to corporate income taxation in 2006 as compared to 2005 in which a portion of our business was operated within a limited liability company and treated as a partnership for income tax purposes until February 3, 2005.

Net Income.

Net income decreased to $8.4 million during the three months ended June 30, 2006 compared to $11.4 million in the same period in 2005 due to the Louis Frey bankruptcy litigation charge, net of taxes, of $8.1 million. Excluding the litigation charge, net income increased to $16.6 million during the three months ended June 30, 2006 compared to $11.4 million in the same period in 2005 primarily due to the increase in sales.

Net income decreased to $22.8 million during the six months ended June 30, 2006, primarily due to a one time tax benefit of $27.7 million as a result of our reorganization in February 2005, and from the litigation charge associated with the Louis Frey bankruptcy litigation. Excluding the one-time tax benefit of $27.7, and the litigation charge, net of taxes, of $8.1 million, net income increased by $12.0 million during the six months ended June 30, 2006 compared to the same period in 2005 primarily due to increased sales as overall construction activity in the U.S. expanded in most regions and due to lower interest expense resulting from the refinance of our debt.

The litigation charge, net of taxes, of $8.1 million had a $0.18 adverse impact on basic and diluted earning per share during the three and six months ended June 30, 2006. For a reconciliation of net income to adjusted net income and adjusted earning per share, please see “Non-GAAP Measures” above.

EBITDA.

EBITDA margin decreased to 18.1% during the three months ended June 30, 2006 compared to 23.7% during the same period in 2005 due to the one-time, non-recurring litigation charge for the Louis Frey bankruptcy litigation case. The litigation charge had a 7.4% adverse effect on EBITDA margin during the three months ended June 30, 2006.

The EBITDA margin decreased to 21.0% during the six months ended June 30, 2006 compared to 22.9% during the same period in 2005 due to the litigation charge mentioned above. The litigation charge had a 3.9% adverse effect on EBITDA margin during the six months ended June 30, 2006.

Absent the litigation charge, the EBITDA increases in both periods are attributable to higher sales. For a reconciliation of EBITDA to net income, please see “Non-GAAP Measures” above.

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

	Six Months Ended June 30,
	2005	2006
	(Unaudited) (Dollars in thousands)
Net cash provided by operating activities	$24,589	$42,400

Net cash used in investing activities	$(6,761)	$(20,116)

Net cash used in financing activities	$(19,063)	$(21,828)

Operating Activities

Net cash of $42.4 million provided by operating activities for the six months ended June 30, 2006, represents a year-over-year increase primarily related to net income of $22.8 million. It also includes depreciation and amortization of $12.0 million and an increase in accounts payable and accrued expenses of $21.1 million primarily due to the litigation charge related to the Louis Frey bankruptcy case and the timing of payments on trade payables on several operating divisions. These timing of payments increased our days in accounts payable by approximately 9.8%. These factors were offset by the growth in accounts receivable, net of effect of business acquisitions, of $12.7 million, primarily related to increased sales.

Investing Activities

Net cash of $20.1 million for the six months ended June 30, 2006 used in investing activities primarily relates to the acquisition of businesses and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $16.1 million during the six months ended June 30, 2006. We incurred capital expenditures totaling $3.8 million during the six months ended June 30, 2006.

Financing Activities

Net cash of $21.8 million used during the six months ended June 30, 2006 primarily relates to the net repayment of debt and capital lease obligations of $26.9 million, offset by net proceeds from issuance of common stock under our Employee Stock Purchase Plan and stock option exercises of $1.9 million. Also included in financing activities is a $3.4 million excess tax benefit related to stock options exercised.

Our cash position, working capital, and debt obligations as of June 30, 2006 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto elsewhere in this report.

	December 31, 2005	June 30, 2006
		(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents	$22,643	$23,099
Working capital	35,797	39,438

Borrowings from senior secured credit facilities	230,423	216,487
Other debt obligations	43,389	51,941

Total debt obligations	$273,812	$268,428

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

These positive factors will be offset to a certain extent by the amendment consummated on July 17, 2006 that increases the Term Loan Facility by $30 million. The positive factors will also be partially offset by rising market interest rates on our debt obligations under our senior secured credit facilities, which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure about Market Risk,” we had $268.4 million of total debt outstanding as of June 30, 2006, of which $216.5 million was bearing interest at variable rates. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.1 million during the three and six months ended June 30, 2006, respectively.

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

We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations, additional borrowings, or the issuance of our equity. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.

Debt Obligations

Senior Secured Credit Facilities. On December 21, 2005, we entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement), which replaced our Amended and Restated Credit and Guaranty Agreement dated as of June 30, 2005 (First Amended and Restated Credit and Guaranty Agreement). The Second Amended and Restated Credit Agreement provides for senior secured credit facilities aggregating up to $310,600,000, consisting of a $280,600,000 term loan facility and a $30,000,000 revolving credit facility. We used the proceeds from the incremental new term loan, in the amount of $157,500,000, to prepay in full all principal and interest payable under our then existing Second Lien Credit and Guaranty Agreement, dated December 18, 2003. The remaining balance of the increased term loan facility of $50,000,000 is available for our use, subject to the terms of the Second Amended and Restated Credit Agreement. Our obligations are guaranteed by our domestic subsidiaries and, subject to certain limited exceptions, are collateralized by first priority security interests granted in all of our and the guarantors’ personal and real property, and 65% of the assets of our foreign subsidiaries. Term loans are amortized over the term with the final payment due June 18, 2009. Amounts borrowed under the revolving credit facility must be repaid by December 18, 2008.

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

On July 17, 2006 the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its T erm Loan Facility in addition to amending certain other terms including the following:

•	An increase in the aggregate purchase price limitation for business acquisitions commencing with fiscal year ending December 31, 2006;
•	An increase in the threshold for capital expenditures during any trailing twelve-month period;
•	Reset the Incremental Term Loan amount at $50 million; and
•	Permit the Company to issue certain shares of its common stock in connection with certain proposed acquisitions.

Except as described above, all other material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Seller Notes. As of June 30, 2006, we had $18 million of seller notes outstanding, with interest rates ranging between 5% and 7% and maturities between 2006 and 2011. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2005 and June 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Our future contractual obligations as of June 30, 2006, by fiscal year are as follows:

	Six Months Ending	Twelve Months Ending December 31,
	December 31, 2006	2007	2008	2009	2010	Thereafter
	(Dollars in thousands)
Debt obligations	$3,097	$6,030	$117,239	$103,937	$3,311	$867
Capital lease obligations	6,297	11,498	8,659	4,033	2,217	1,243
Operating lease obligations	16,772	25,965	18,037	12,450	8,713	28,380

Total	$26,166	$43,493	$143,935	$120,420	$14,241	$30,490

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.

Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of June 30, 2006, we have potential future earnout obligations aggregating $7.4 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.

State Sales Tax. We were involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. Those unresolved issues related to the application of sales taxes on certain discounts we granted to our customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1.2 million of sales taxes were due from us for the period in question, plus $489,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that we were liable in connection with one component of the dispute involving approximately $40,000, which we had previously paid. We paid the tax in May of 2005 but we strongly disagreed with the state tax authority’s position and filed a petition for redetermination requesting an appeals conference to resolve these issues. We were granted another appeals conference in April 2006 to resolve the remaining issues. We lost on appeal. Our accrued expenses in our consolidated balance sheet as of June 30, 2006 include $489,000 of accrued interest related to this matter, which was paid in July of 2006.

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

Income Taxes

Prior to February 3, 2005, a portion of our business was operated as a limited liability company that was taxed as a partnership. As a result, the Company owners paid income taxes on the earnings. Several of our divisions were treated as separate corporate entities for income tax purposes. These corporations paid income tax and record provisions for income taxes in their financial statements.

As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local taxes at a combined statutory rate of approximately 40%. The unaudited pro forma incremental income tax provision and unaudited pro forma earnings per common member unit amounts three and six months ended June 30, 2005. were calculated as if our reorganization became effective on January 1, 2001. These figures are shown in the non-GAAP measures section of Part I, Item 2 of this report.

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

Recent Accounting Pronouncements

In April 2005, the United States Securities and Exchange Commission (SEC) approved a new rule that delayed the effective date of Statement of Financial Accounting Standards (SFAS) No. 123R, Share-Based Payment. Except for this deferral of the effective date, the guidance in SFAS No. 123R was unchanged. Under the SEC's rule, SFAS No. 123R became effective for the Company for annual, rather than interim, periods that began after June 15, 2005. The Company began applying this Statement to all awards granted on or after January 1, 2006 and to awards modified, repurchased, or cancelled after that date. The implementation of this standard is further discussed in Note 2, Stock-Based Compensation.

Also, in November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123R-3 (FSP 123R-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax short falls recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or fiscal year 2007 for the Company. The Company is assessing the impact the adoption of FIN No. 48 will have on the Company's consolidated financial position and results of operations.

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

As of June 30, 2006, we had $268.4 million of total debt obligations of which $216.5 million was bearing interest at variable rates approximating 7.1% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $.6 million and $1.1 million during the three and six months ended June 30, 2006, respectively.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2006, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no significant changes to internal controls over financial reporting during the second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings

On July 28, 2006, a decision was rendered against us in the previously disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judge determined that damages should be awarded to the plaintiff in the amount of $11.06 million, interest expense of $2.28 million through June 30, 2006, and $0.20 million in preference claims. We continue to believe our position is meritorious, and remain committed to vigorously defending our position through the appellate process. In accordance with generally accepted accounting principles (GAAP), we have accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.54 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.28 million. These charges are offset by a corresponding tax benefit of $5.42 million, resulting in a net impact of $8.12 million to the net income during the three and six months ended June 30, 2006.

Item 1A. Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the addition of the following risk factor:

On July 28, 2006, a decision was rendered against us in the previously disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judge determined that damages should be awarded to the plaintiff in the amount of approximately $11.06 million, interest expense of $2.28 million through June 30, 2006 and $0.20 million in preference claims. In accordance with generally accepted accounting principles (GAAP), we have accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.54 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.2 million in preference claims), and interest expense of $2.28 million. These charges are offset by a corresponding tax benefit of $5.42 million, resulting in a net impact of $8.12 million to the net income during the three and six months ended June 30, 2006.

We continue to believe our position is meritorious, and remain committed to vigorously defending our position through the appellate process. We cannot predict the final outcome of the appellate process. If we are unsuccessful in our appeal, it could have an adverse effect on the Company's financial position and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of June 30, 2006.

Item 4.   Submission of Matters to a Vote of Security Holders

On May 22, 2006, the annual meeting of the stockholders of the Company was held in Glendale, California. There were 44,658,115 shares of common stock outstanding on the record date and entitled to vote at the annual meeting. At the annual meeting, the stockholders voted as indicated below on the following matters:

(a) Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Proposal 1 in the proxy statement):

	VOTE FOR	VOTE WITHHELD
Sathiyamurthy Chandramohan	41,009,089	70,760
Kumarakulasingam Suriyakumar	41,009,089	70,760
Thomas J. Formolo	41,009,089	70,760
Dewitt Kerry McCluggage	41,009,089	70,760
Mark W. Mealy	41,009,089	70,760
Manuel Perez de la Mesa	41,009,089	70,760
Eriberto R. Scocimara	41,009,089	70,760

There were no abstentions and no broker non-votes.

(b) Ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 (included as Proposal 2 in the proxy statement):

For: 41,054,234

Against:   24,610

Abstain: 1,005

This proposal was approved by a majority of the shares represented and voting (including abstentions) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

Item 5.   Other Information:

Attached hereto as Exhibit 99.1 is the press release concerning the accounting treatment of the judgment in the Louis Frey case as disclosed throughout this Form 10-Q.

Item 6.   Exhibits

INDEX TO EXHIBITS

Number	Description

10.1
First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated effective as of July 17, 2006, by and among American Reprographics Company L.L.C., a California limited liability company, American Reprographics Company, a Delaware corporation, certain financial institutions listed in the signature pages thereto, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Joint Bookrunner, JPMorgan Securities, Inc., as Joint Bookrunner, General Electric Capital Corporation, as Administrative Agent and as Collateral Agent and the Credit Support Parties listed on the signature pages thereto. *

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

99.1	American Reprographics Company press release dated August 14, 2006. *

* Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2006.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ Sathiyamurthy Chandramohan
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Mark W. Legg
Chief Financial Officer and Secretary