Form 10-Q
period 2006-09-30
American Reprographics CO
filed 2006-11-13
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2006

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

As of October 27, 2006, there were 45,262,130 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

Table of Contents

PART I	Financial Information
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of December 31, 2005 and September 30, 2006	3
	Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2006	4
	Condensed Consolidated Statement of Changes in Stockholders’ Equity for the nine months ended September 30, 2006	5
	Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2006	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30

PART II
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

SIGNATURES		34

Index to Exhibits
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(Unaudited)

	December 31,	September 30,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$22,643	$13,520
Restricted cash	-	7,497
Accounts receivable, net	71,062	92,317
Inventories, net	6,817	8,228
Deferred income taxes	4,272	9,664
Prepaid expenses and other current assets	6,425	6,452
Total current assets	111,219	137,678

Property and equipment, net	45,773	59,822
Goodwill	245,271	285,603
Other intangible assets, net	21,387	48,673
Deferred financing costs, net	923	948
Deferred income taxes	16,216	9,282
Other assets	1,573	1,641
Total assets	$442,362	$543,647

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$20,811	$24,351
Accrued payroll and payroll-related expenses	15,486	13,757
Accrued expenses	18,684	46,449
Current portion of long-term debt and capital leases	20,441	18,687
Total current liabilities	75,422	103,244

Long-term debt and capital leases	253,371	270,548

Total liabilities	328,793	373,792

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 44,598,815 and 45,262.030, shares issued and outstanding	44	45
Additional paid-in capital	56,825	74,072
Deferred stock-based compensation	(1,903)	(1,348)
Retained earnings	58,561	97,119
Accumulated other comprehensive income	42	(33)
Total stockholders' equity	113,569	169,855
Total liabilities and stockholders' equity	$442,362	$543,647

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006

Reprographics services	$94,730	$111,176	$277,133	$330,652
Facilities management	21,577	25,814	61,825	73,437
Equipment and supplies sales	11,180	15,548	30,555	40,778
Total net sales	127,487	152,538	369,513	444,867
Cost of sales	74,965	85,531	215,012	251,686
Gross profit	52,522	67,007	154,501	193,181

Selling, general and administrative expenses	28,315	34,516	83,336	99,113
Litigation reserve	-	-	-	11,262
Amortization of intangible assets	603	1,574	1,418	3,227
Income from operations	23,604	30,917	69,747	79,579

Other income (expense), net	63	(358)	287	442
Interest expense, net	(6,131)	(5,810)	(20,649)	(17,270)
Income before income tax provision (benefit)	17,536	24,749	49,385	62,751
Income tax provision (benefit)	7,018	8,993	(8,079)	24,193
Net income	$10,518	$15,756	$57,464	$38,558

Earnings per share:
Basic	$0.24	$0.35	$1.37	$0.86
Diluted	$0.23	$0.35	$1.33	$0.85

Weighted average common shares outstanding:
Basic	44,170,226	45,177,627	42,080,404	44,923,884
Diluted	45,014,364	45,663,040	43,058,179	45,483,702

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	Common Stock		Additional			Accumulated Other	Total
	Shares	Par Value	Paid-In Capital	Deferred Compensation	Retained Earnings	Comprehensive Income	Stockholders' Equity

Balance at December 31, 2005	44,598,815	$44	$56,825	$(1,903)	$58,561	$42	$113,569

Stock-based compensation	-	-	899	555	-	-	1,454
Issuance of common stock under Employee Stock Purchase Plan	9,032	-	290	-	-	-	290
Issuance of common stock in connection with accrued bonuses	80,652		2,160				2,160
Issuance of stock in connection with acquisitions	246,277		8,500				8,500
Stock options exercised	327,254	1	1,807	-	-	-	1,808
Tax benefit from exercise of stock options	-	-	3,591	-	-	-	3,591
Comprehensive Income:
Net income	-	-	-	-	38,558	-	38,558
Foreign currency translation adjustments						25	25
Fair value adjustment of derivatives, net of tax effects	-	-	-	-	-	(100)	(100)
Comprehensive income							38,483
Balance at September 30, 2006	45,262,030	$45	$74,072	$(1,348)	$97,119	$(33)	$169,855

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2006
Operating activities
Net income	$57,464	$38,558
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on preferred equity	449	-
Allowance for doubtful accounts	1,052	103
Reserve for inventory obsolescence	76	(14)
Depreciation	12,489	16,240
Amortization of intangible assets	1,418	3,227
Amortization of deferred financing costs	1,212	294
Deferred income taxes	(24,982)	(1,334)
Write-off of deferred financing costs	1,683	117
Stock based compensation	449	1,454
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(7,150)	(13,755)
Inventory	211	909
Prepaid expenses and other assets	1,676	507
Accounts payable and accrued expenses	(3,460)	26,274
Net cash provided by operating activities	42,587	72,580

Investing activities
Capital expenditures	(3,376)	(6,043)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(16,299)	(59,179)
Restricted cash	-	(7,460)
Other	(35)	(203)
Net cash used in investing activities	(19,710)	(72,885)

Financing activities
Proceeds from initial public offering, net of underwriting discounts	92,690	-
Proceeds from stock option exercises	1,036	1,807
Proceeds from issuance of common stock under ESPP	1,956	290
Direct costs of initial public offering	(1,487)	-
Excess tax benefit related to stock options exercised	-	3,591
Redemption of preferred units	(28,263)	-
Proceeds from borrowings under debt agreements	13,000	41,000
Payments on long-term debt under debt agreements	(94,204)	(55,071)
Payment of loan fees	(359)	(435)
Member distributions	(8,244)	-
Net cash used in financing activities	(23,875)	(8,818)

Net decrease in cash and cash equivalents	(998)	(9,123)
Cash and cash equivalents at beginning of period	13,826	22,643
Cash and cash equivalents at end of period	$12,828	$13,520
Noncash investing and financing activities:
Capital lease obligations incurred	$9,191	$17,339
Issuance of subordinated notes in connection with the acquisition of businesses	$8,230	$11,432
Stock issued for acquisition	-	$8,500
Change in fair value of derivatives	($152)	($100)

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

Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

2.  Stock-Based Compensation

The Company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the Company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At September 30, 2006, 3,053,230 shares remain available for grant under the Stock Plan.

Options granted under the Stock Plan generally expire no later than ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest and become fully exercisable over a period of four or five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant. This plan is discussed in more detail in the company’s December 31, 2005 Form 10-K, Note 2.

In addition, the Stock Plan provides for automatic grants, as of each annual meeting of the Company’s stockholders commencing with the first such meeting, of non-statutory stock options to directors of the Company who are not employees of, or consultants to, the Company or any affiliate of the Company (non-employee directors). Each non-employee director automatically will receive a non-statutory stock option with a fair market value, as determined under the Black-Scholes option pricing formula, equal to $50,000 (or 55.56%) of such non-employee director’s annual cash compensation (exclusive of committee fees). Each non-statutory stock option will cover the non-employee director’s service since either the previous annual meeting or the date on which he or she was first elected or appointed. Options granted to non-employee directors vest in 1/12 increments for each month from the date of grant.

During 2004, the Company granted 307,915 options to purchase common membership units to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of the Company’s common member units on the date of grant was $16 per unit. In connection with the issuances, the Company recorded a deferred compensation charge of $3.1 million because the exercise price of the units was less than the estimated fair market value of the Company’s membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the Company’s initial public offering which was consummated on February 9, 2005. The Company will amortize the deferred compensation charge over the vesting period of the options, generally five years. As of September 30, 2006, the Company has cumulatively amortized $1.7 million of the deferred compensation charge.

Prior to the January 1, 2006, adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options issued prior to fiscal year 2004.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

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

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the three months ended September 30, 2006, on income before income taxes and net income was $0.4 million and $0.2 million, respectively, and $0.005 on basic and diluted earnings per share. The impact to the Consolidated Statement of Operations for the nine months ended September 30, 2006, on income before income taxes and net income was $1.1 million and $0.7 million, respectively, and $0.015 on basic and diluted earnings per share. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the exercise of stock options, which were previously presented as operating cash inflows in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.

The adjusted table below reflects net income and basic and diluted net income per share for the three and nine months ended September 30, 2005, had we applied the fair value recognition provisions of SFAS 123.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
	(Unaudited)
	(Dollars in thousands, except per share data)
Net income:
As reported	$10,518	$57,464
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	83	265
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	(106)	(350)
Adjusted	$10,495	$57,379
Basic earnings per share:
As reported	$0.24	$1.37
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	(0.01)
Adjusted	$0.24	$1.37
Diluted earnings per share:
As reported	$0.23	$1.33
Equity-based employee compensation cost, net of related tax effects, included in as reported net income	—	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value method had been applied	—	(0.01)
Adjusted	$0.23	$1.33

Adjusted disclosure for the three and nine months ended September 30, 2006, are not presented because the amounts are recognized in the consolidated financial statements.

The weighted average fair value at the grant date for options issued in the nine months ended September 30, 2006, was $9.96. There were no options granted during the nine months ended September 30, 2005. The fair value of options at date of grant was estimated using the following weighted average assumptions for the three and nine months ended September 30, 2006, (a) no dividend yield on our stock, (b) expected stock price volatility of 25.88% and 26.17%, respectively, (c) a risk-free interest rate of 5.03% and 4.89%, respectively and (d) an expected option term of 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in Staff Accounting Bulletin (“SAB”) 107.

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

The following is a summary of the Company’s stock option activity during the nine month period ended September 30, 2006.

	Nine Months Ended
	September 30, 2006
	(Dollars in thousands, except per share data)

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at beginning of the period	1,422,585	$5.90
Granted	524,985	$26.47
Exercised	(327,254)	$5.52
Forfeited	(30,900)	$15.51
Outstanding at end of the period	1,589,416	$12.59	7.0	$31,035
Exercisable at end of the period	884,082	$6.09	4.4	$22,962

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2006, and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2006. This amount, changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006, was $0.9 million and $9.3 million.

A summary of the Company’s non-vested stock options as of September 30, 2006, and changes during the nine months then ended is as follows:

		Weighted
		Average
Non-vested Options	Shares	Exercise Price
Non-vested at December 31, 2005	390,402	$8.07
Granted	524,985	$26.47
Vested	(180,653)	$11.06
Forfeited	(29,400)	$16.02
Non-vested at September 30, 2006	705,334	$20.74

As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5.8 million, which is expected to be recognized over a weighted average period of approximately 4.1 years

3.  Employee Stock Purchase Plan

The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the ESPP) in connection with the consummation of its IPO in February 2005. Under the ESPP, purchase rights may be granted to eligible employees subject to a calendar year maximum per eligible employee of the lesser of (i) 400 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25,000 as determined on the date of purchase.

Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the Amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. Accordingly, no compensation cost was recognized for employee stock purchases under the ESPP during the nine months ended September 30, 2006.

4.  Long-Term Debt

Long-term debt consists of the following:

	December 31,	September 30,
	2005	2006
		(Unaudited)
	(Dollars in thousands)

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (8.25% and 9.25% interest rate at December 31, 2005 and September 30, 2006,repectively);any unpaid principal and interest due December 18, 2008	$5,000	$-
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (weighted average 6.2% and 7.2% interest rate at December 31, 2005 and September 30, 2006, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	230,423	233,488
Various subordinated notes payable; interest ranging form 5% to 7.1%; principal and interest payable monthly through July 2011	11,262	19,643
Various capital leases; interest rates ranging to 20.4%; principal and interest payable monthly through May 2012	27,127	36,104
	273,812	289,235
Less current portion	(20,441)	(18,687)
	$253,371	$270,548

In December 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the Company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility. In July 2006, to finance an acquisition, the Company drew down $30 million of the available $50 million in the term loan facility.

Subsequent to drawing down the $30 million, the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its T erm Loan Facility, thus restoring availability of the term loan facility to $50 million, in addition to amending certain other terms including the following:

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

During the nine months ended September 30, 2006, the Company made payments totaling $25.4 million, exclusive of contractually scheduled payments, on its $230 million senior secured credit facility. As a result of this prepayment, the Company wrote off $117,000 of deferred financing costs during the nine months ended September 30, 2006, which is included in interest expense in the accompanying consolidated financial statements.

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

The Company’s effective income tax rate, excluding our one-time benefit as a result of our reorganization in February 2005, decreased from 40% in the three and nine months ended September 30, 2005 to 36.3% and 38.6% for the three and nine months ended September 30, 2006, respectively. The decrease is due to the release of a tax reserve for a prior year as the statute of limitations had closed.

6.  Commitments and Contingencies

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.

Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of September 30, 2006, the Company has potential future earnout obligations aggregating to approximately $12 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.

State Sales Tax. The Company was involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. Those unresolved issues relate to the application of sales taxes on certain discounts that were granted to customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1.2 million of sales taxes were due for the period in question, plus $489,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that the Company was liable in connection with one component of the dispute involving approximately $40,000, which was previously paid. The Company paid the tax in May of 2005 but strongly disagreed with the state tax authority’s position and filed a petition for redetermination requesting an appeals conference to resolve these issues. The Company was granted another appeals conference in April 2006 to resolve the remaining issues. The Company lost on appeal, and paid in July 2006 the interest related to this sales tax issue.

Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.06 million, interest, totaling $2.48 million through September 30, 2006, and $0.20 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. In accordance with generally accepted accounting principles (GAAP), the Company has accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.74 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.48 million. These charges are offset by a corresponding tax benefit of $5.50 million, resulting in a net impact of $8.24 million to the net income during the three and nine months ended September 30, 2006. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, South District of New York, collateralized by $7.5 million in cash which is recorded as restricted cash on the September 30, 2006 Balance Sheet.

The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

7.  Comprehensive Income

Comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three and nine months ended September 30, 2005 and 2006 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$10,518	$15,756	$57,464	$38,558
Foreign currency translation adjustments	--	56	--	25
Increase (Decrease) in fair value of financial derivative instruments, net of tax effects	(133)	(381)	(152)	(100)
Comprehensive income	$10,385	$15,431	$57,312	$38,483

8.  Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. There were no common stock equivalents excluded for anti-dilutive effects for the three and nine months ended September 30, 2005. There are 29,985 common stock options excluded for anti-dilutive effects for the three and nine months ended September 30, 2006. The Company’s common stock equivalents consist of stock options issued under the Company’s equity option plan, as well as warrants to purchase common stock issued during 2000 to certain creditors of the Company. All of such warrants were exchanged for shares of common stock of the Company in connection with the Company’s reorganization in February 2005.

Basic and diluted earnings per share were calculated using the following common shares for the three and nine months ended September 30, 2005 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Unaudited)		(Unaudited)

Weighted average common shares outstanding during the period -- basic	44,170,226	45,177,627	42,080,404	44,923,884
Effect of dilutive stock options	844,138	485,413	844,138	559,818
Effect of dilutive warrants	--		133,637	--
Weighted average common shares outstanding during the period -- diluted	45,014,364	45,663,040	43,058,179	45,483,702

9.   Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or fiscal year 2007 for the Company. The Company is assessing the impact, if any, the adoption of FIN No. 48 will have on the Company's consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 14, 2006, or fiscal year 2006 for the Company. Early application is encouraged, but not required. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on the Company’s consolidated financial position and results of operations. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS NO. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the Company. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

On September 29, 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Under SFAS 158, the Company will be required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures commencing as of December 15, 2006, or fiscal year 2006 for the Company. The Company is currently evaluating the impact, if any, that SFAS 158 will have on its consolidated financial position and results of operations.

10.  Goodwill and Other Intangibles Resulting from Business Acquisitions

In connection with its acquisitions subsequent to July 1, 2001, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over those fair values was recorded as goodwill and other intangible assets.

The changes in the carrying amount of goodwill from December 31, 2005 through September 30, 2006, are summarized as follows:

Goodwill
(Dollars in thousands)

Balance at December 31, 2005	$245,271
Additions	$40,332
Balance at September 30, 2006	$285,603

The additions to goodwill include the excess purchase price over fair value of net assets acquired in the amount of $39.8 million, and certain earnout payments in the amount of $0.5 million.

Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and trade names are amortized using the straight-line method.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at December 31, 2005 and September 30, 2006, which continue to be amortized:

	December 31, 2005			September 30, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)
Amortizable other intangible assets:
Customer relationships	$25,588	$6,241	$19,347	$52,255	$9,267	$42,988
Trade names and trademarks	$2,369	$329	$2,040	$6,265	$580	$5,685
	$27,957	$6,570	$21,387	$58,520	$9,847	$48,673

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next four fiscal years are as follows:

2006	$1,813
2007	5,697
2008	5,298
2009	4,633
2010	4,182
Thereafter	27,050

$48,673

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K, our final prospectus for our recent secondary offering dated April 5, 2006, our 2006 first quarter report on Form 10-Q dated May 15, 2006, and our 2006 second quarter report on Form 10-Q dated August 14, 2006.

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

Actual results could differ materially from our current expectations. Factors that could cause actual results to differ materially from current expectations, include among others, the following: (i) general economic conditions, such as changes in non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures; (ii) a downturn in the architectural, engineering and construction industry; (iii) competition in our industry and innovation by our competitors; (iv) our failure to anticipate and adapt to future changes in our industry; (v) failure to continue to develop and introduce new products and services successfully; (vi) our inability to charge for value-added services we provide our customers to offset potential declines in print volume; (vii) adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters; (viii) our inability to successfully identify and manage our acquisitions or open new branches; (ix) our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls; (x) adverse developments concerning our relationships with certain key vendors; (xi) the loss of key personnel and qualified technical staff; and (xii) failure to prevail upon appeal in the Louis Frey Company litigation.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2005 Annual Report on Form 10-K and our first quarter report on Form 10-Q dated May 15, 2006, and our second quarter report on Form 10-Q dated August 14, 2006. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

Executive Summary

American Reprographics Company is the leading reprographics company in the United States. We provide business-to-business document management services to the architectural, engineering and construction industry, or AEC industry, through a nationwide network of independently-branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community. We also serve a variety of clients and businesses outside the AEC industry in need of sophisticated document management services.

Our services apply to time-sensitive and graphic-intensive documents, and fall into four primary categories:
•	Document management;
•	Document distribution & logistics;
•	Print-on-demand; and
•	On-site services, frequently referred to as facilities management, or FMs, (any combination of the above services supplied at a customer’s location).

We deliver these services through our specialized technology, more than 775 sales and customer service employees interacting with our customers every day, and more than 3,000 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 73,000 companies throughout the country.

Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired in our 17-year history. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.

A significant component of our growth has come from acquisitions. In the first nine months of 2006, we paid $78.6 million for twelve new acquisitions. In 2005, we acquired 14 businesses for $32.1 million. We acquired six businesses in 2004 for $3.7 million, and acquired five businesses for $.9 million in 2003. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.

As part of our growth strategy, in 2003 we began acquiring or opening branch service centers, which we view as a relatively low cost, rapid form of market expansion. New, or so called “greenfield” branches require modest capital expenditures to open. They are expected to generate operating profit within 12 months from opening. Branch acquisitions are generally profitable from their purchase date and are frequently acquired at low multiples. Over a 12-month period, the economics of such branch acquisitions are equivalent to new branch openings. We opened or acquired 14 branches in key markets in 2005. We opened or acquired 14 branches during the first nine months of 2006. The Company expects to open or acquire approximately 15 branches in 2006. To date, we believe that each branch that has been open at least 12 months has generated operating profit.

In the following pages, we offer descriptions of how we manage and measure financial performance throughout the company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ from what is presented here.

Evaluating our Performance. We evaluate our success by delivering value to our shareholders through:

•	Creating consistent, profitable revenue growth;
•	Maintaining our industry leadership as measured by our geographical footprint, market share and revenue generation;
•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;
•	Maintaining the lowest cost structure in the industry; and
•	Maintaining a flexible capital structure that provides for both responsible debt service and the pursuit of acquisitions and other high-return investments.

Primary Financial Measures We use net sales, costs and expenses, and operating cash flow as operational measures and to assess the performance of our business. We identify reportable segments based on how management internally evaluates financial information, business activities and management responsibility. On that basis, we operate in a single reportable business segment. Please refer to our 2005 Annual Report on Form 10-K, for more information regarding our primary financial measures.

Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:

•	Net income and earnings per share;
•	EBIT;
•	EBITDA;
•	Revenue per geographical region;
•	Material costs as a percentage of net sales; and
•	Days Sales Outstanding/Days Sales Inventory/Days Accounts Payable.

In addition to using these financial measures at the corporate level, we monitor some of them daily and location-by-location through use of our proprietary company intranet and reporting tools. Our corporate operations staff also conducts a monthly variance analysis on the income statement, balance sheet, and cash flows of each operating division.

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

Acquisitions. Our disciplined approach to complementary acquisitions has led us to acquire reprographics businesses that fit our profile for performance potential and meet strategic criteria for gaining market share. In most cases, performance of newly acquired businesses improves almost immediately due to the application of financial best practices, significantly greater purchasing power, and productivity-enhancing technology.

According to the International Reprographics Association (IRgA), the reprographics industry is highly-fragmented and comprised primarily of small businesses of less than $5 million in annual sales. Our own experience in acquiring reprographics businesses over the past ten years supports this estimate. Although none of the individual acquisitions we made in the past three years are material to our overall business, each was strategic from a marketing and regional market share point of view.

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

New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill represents the purchase price of an acquired business less tangible assets and identified intangible assets. We test our goodwill annually for impairment on September 30. The methodology for such testing is detailed further on page 29 of this report.

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

We use EBIT to measure and compare the performance of our divisions. We operate our divisions as separate business units but manage debt and taxation at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our divisions. We also use EBIT to measure performance for determining division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, since debt and taxation are managed at the corporate level, the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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

We have presented adjusted net income and adjusted earnings per share for the three and nine months ended September 30, 2006, to reflect the exclusion of the one-time litigation charge related to the Louis Frey bankruptcy litigation. This presentation facilitates a meaningful comparison of the Company’s operating results for the three and nine months ended September 30, 2006, to the same period in 2005, excluding a one-time income tax benefit taken in February of 2005 (refer to the Income Taxes section of Part I, Item 2 of this report for more information).

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

	(Dollars in thousands)		(Dollars in thousands)

Cash flows provided by operating activities	$17,998	$30,180	$42,587	$72,580
Changes in operating assets and liabilities	(976)	(4,924)	8,723	(13,935)
Non-cash (expenses) income, including depreciation and amortization	(6,504)	(9,500)	6,154	(20,087)
Income tax provision (benefit)	7,018	8,993	(8,079)	24,193
Interest expense	6,131	5,810	20,649	17,270

EBIT	23,667	30,559	70,034	80,021
Depreciation and amortization	5,018	7,461	13,907	19,467

EBITDA	28,685	38,020	83,941	99,488
Interest expense	(6,131)	(5,810)	(20,649)	(17,270)
Income tax (provision) benefit	(7,018)	(8,993)	8,079	(24,193)
Depreciation and amortization	(5,018)	(7,461)	(13,907)	(19,467)

Net income	$10,518	$15,756	$57,464	$38,558

The following is a reconciliation of net income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands)		(Dollars in thousands)

Net income	$10,518	$15,756	$57,464	$38,558
Interest expense, net	6,131	5,810	20,649	17,270
Income tax provision (benefit)	7,018	8,993	(8,079)	24,193
EBIT	23,667	30,559	70,034	80,021
Depreciation and amortization	5,018	7,461	13,907	19,467
EBITDA	$28,685	$38,020	$83,941	$99,488

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income margin	8.3%	10.3%	15.6%	8.7%
Interest expense, net	4.8%	3.8%	5.6%	3.9%
Income tax provision (benefit)	5.5%	5.9%	(2.2)%	5.4%
EBIT margin	18.6%	20.0%	18.9%	18.0%
Depreciation and amortization	3.9%	4.9%	3.8%	4.4%
EBITDA margin	22.5%	24.9%	22.7%	22.4%

The following is a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)

Net income	$10,518	$15,756	$57,464	$38,558
Litigation reserve		--		11,262
Interest expense due to litigation reserve		204		2,481
Income tax benefit due to litigation reserve		(82)		(5,497)
Income tax benefit due to reorganization	--	--	(27,701)	--
Unaudited adjusted incremental income tax provision	--	--	(333)	--
Unaudited adjusted net income	$10,518	$15,878	$29,430	$46,804

Earning Per Share (Actual):
Basic	$0.24	$0.35	$1.37	$0.86
Diluted	$0.23	$0.35	$1.33	$0.85
Earning Per Share (Adjusted):
Basic	$0.24	$0.35	$0.70	$1.04
Diluted	$0.23	$0.35	$0.68	$1.03
Weighted average common shares
outstanding:
Basic	44,170,226	45,177,627	42,080,404	44,923,884
Diluted	45,014,364	45,663,040	43,058,179	45,483,702

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	58.8	56.1	58.2	56.6

Gross profit	41.2	43.9	41.8	43.4
Selling, general and administrative expenses	22.2	22.6	22.6	22.3
Litigation reserve	-	-	-	2.5
Amortization of intangibles	0.5	1.0	0.4	0.7

Income from operations	18.5	20.3	18.9	17.9
Other income	-	(0.3)	0.1	0.1
Interest expense, net	(4.8)	(3.8)	(5.6)	(3.9)

Income before income tax provision (benefit)	13.8	16.2	13.4	14.1
Income tax provision (benefit)	5.5	5.9	(2.2)	5.4

Net income	8.3%	10.3%	15.6%	8.7%

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
	2005	2006	(In dollars)	(Percent)	2005	2006	(In dollars)	(Percent)
	(In millions)				(In millions)

Reprographics services	$94.7	$111.2	$16.5	17.4%	$277.1	$330.7	$53.6	19.3%
Facilities management	21.6	25.8	4.2	19.4%	61.8	73.4	11.6	18.8%
Equipment and supplies sales	11.2	15.5	4.3	38.4%	30.6	40.8	10.2	33.3%
Total net sales	127.5	152.5	25.0	19.6%	369.5	444.9	75.4	20.4%

Gross profit	52.5	67.0	14.5	27.6%	154.5	193.2	38.7	25.0%
Selling, general and administrative expenses	28.3	34.5	6.2	21.9%	83.3	99.1	15.8	19.0%
Litigation reserve	0.0	0.0	-	-	-	11.3	11.3	100.0%
Amortization of intangibles	0.6	1.6	1.0	166.7%	1.4	3.2	1.8	128.6%
Interest expense, net	6.1	5.8	(0.3)	(4.9%)	20.6	17.3	(3.3)	(16.0%)
Income taxes	7.0	9.0	2.0	28.6%	(8.1)	24.2	32.3	(398.7%)
Net Income	10.5	15.8	5.3	50.5%	57.5	38.6	(18.9)	(32.9%)
EBITDA	28.7	38.0	9.3	32.4%	83.9	99.5	15.6	18.6%

Net Sales.

Net sales increased by 19.6% for the three months ended September 30, 2006, compared to the three months ended September 2005. Net sales increased by 20.4% for the nine months ended September 30, 2006, compared to the same period in 2005.

In the three months ended September 30, 2006, approximately 11% of the 19.6% net sales increase was related to our standalone acquisitions since September 30, 2005. (See page 19 of this document for an explanation of acquisition type.)

In the nine months ended September 30, 2006, approximately 9.5% of the 20.4% net sales increase was related to our standalone acquisitions since September 30, 2005.

Reprographics services. Net sales during the three months ended September 30, 2006, increased compared to the same period in 2005 by $16.5 million due to increased non-residential construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. We acquired five businesses during the three month period ended September 30, 2006, each with a primary focus on reprographics services. Significant sales increases were reported in Southern California and the Southern region that was both market-driven and due to a continued focus on best sales practices. Additionally, we experienced significant growth in Northern California resulting from strong growth in the San Francisco Bay area.

During the nine months ended September 30, 2006, we acquired a total of twelve businesses, each with its primary focus on reprographics services. In addition to significant sales increases in the Southern region and Southern California noted above, Northern California also showed strong sales growth during the nine months ended September 30, 2006.

Company-wide, pricing remained at similar levels to the same period in 2005, with the exception of increased fuel and energy costs surcharges, indicating that revenue increases were due primarily to volume.

Facilities management. The increase in on-site or facilities management services continued to post solid dollar volume and period-over-period percentage gains in the three and nine months ended September 30, 2006. Specifically, sales for three and nine months ended September 30, 2006, compared to the same periods in 2005 increased by $4.2 million and $11.6 million, respectively. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by an increase of 298 facilities management contracts in the third quarter of 2006. This represents an 11% increase from the second quarter of 2006. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.

Equipment and supplies sales. During the three month period ended September 30, 2006, our equipment and supplies sales increased by 38.4% as compared to the same period in 2005.

In the nine month period ended September 30, 2006, equipment and supply sales increased by 33.3%.

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

Gross Profit.

Our gross profit and gross profit margin increased to $67.0 million and 43.9% during the three months ended September 30, 2006, compared to $52.5 million and 41.2% during the same period in 2005, on sales growth of $25.0 million.

During the nine month period ended September 30, 2006, gross profit and gross profit margin increased to $193.2 million and 43.4% compared to $154.5 million and 41.8% for the nine months ended September 30, 2005, on sales growth of $75.4 million.

Increases in revenues coupled with the fixed cost nature of some of our cost of goods sold expenses, such as machine cost and facility rent, contributed to increases in gross profit during the three and nine months ended September 30, 2006. Gross margins reflected the added revenue and leverage benefit therefore increased during the three and nine months ended September 30, 2006. Also contributing to the increase in the gross profit margin was the increase in digital services and facilities management revenue, as they carry higher gross margins than other services provided to clients. These increases were partially offset by lower gross margins of acquired companies and new branch openings that tend to depress gross margins temporarily.

Our increased purchasing power as a result of our expanding geographical footprint continues to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales decreased slightly from 23.0% in the nine month period ended September 30, 2005 to 22.7% in the same period in 2006 due to our increased use of outsourced labor, particularly for our delivery services. Production overhead as a percentage of revenue decreased from 16.9% in the first nine months of 2005 to 15.1% in 2006 due to the fixed cost nature of the expense coupled with the net sales increase.

Selling, General and Administrative Expenses.

Selling, general and administrative expenses increased by $6.2 million or 21.9% during the third quarter of 2006 over the same period in 2005.

Selling, general and administrative expenses increased by $15.8 million, or 19.0% in the nine months ended September 30, 2006, over the same period in 2005.

Increases during the three and nine month period ended September 30, 2006, are attributable to the increase in our sales volume during the same period and increased fees due to our Sarbanes Oxley compliance work. Specifically, expenses rose primarily due to increases in administrative and sales salaries and commissions of $3.4 and $6.8 million which were partly due to our Premier Accounts initiative, incentive payments and bonus accruals of $0.3 and $1.4 million that accompany sales growth, $0.1 and $0.9 million of advertising costs which included our efforts to promote our new Sub-Hub technology, and $0.5 and $1.5 million of legal and accounting fees due to compliance costs as a public company during the three and nine months ended September 30, 2006, respectively. Additionally, in April 2006, the company completed a secondary stock offering, primarily to facilitate the sale of shares owned by its financial sponsors, Code Hennessy & Simmons LLC, of Chicago. Administrative and legal fees for the secondary offering amounted to approximately $0.7 million.

Selling, general and administrative expenses, as a percentage of net sales increased from 22.2% in the third quarter of 2005 to 22.6% in the third quarter of 2006 partly due to increased fees related to our Sarbanes Oxley compliance work. The decline from 22.6% in the nine months ended September 30, 2005 to 22.3% in the same period of 2006 was a result of continued regional consolidation of accounting and finance functions, and a maturing regional management structure. Our regional management structure, instituted in 2003, continues to bear positive results in the dissemination of best business practices, better administrative controls, and greater consolidation of common regional resources.

Litigation Reserve.

In accordance with GAAP, we have accounted for the judgment entered by the United States Bankruptcy Court in the Louis Frey Company litigation by recording a one-time, non-recurring litigation charge of $13.74 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.48 million. These charges are offset by a corresponding tax benefit of $5.50 million, resulting in a net impact of $8.24 million to the net income during the nine months ended September 30, 2006. This one-time, non-recurring litigation reserve of $11.26 million represents 2.5% of net sales for the nine months ended September 30, 2006.

Amortization of Intangibles.

Amortization of intangibles increased $1.0 million during the three months ended September 30, 2006, compared to the same period in 2005 primarily due to an increase in identified intangible assets such as customer relationships, and trade names associated with acquired businesses.

Amortization of intangibles increased $1.8 million during the nine months ended September 30, 2006, due to the same reason noted above.

Interest Expense, Net.

Net interest expense decreased to $5.8 million during the three months ended September 30, 2006, compared to $6.1 million during the same period in 2005, a decrease of 4.9%. Interest expense in the three months ended September 30, 2006, included $.2 million of interest related to the Louis Frey litigation reserve which continues to accrue interest as we enter into the appeal stage.

Net interest expense decreased to $17.3 million during the nine months ended September 30, 2006, compared to $20.6 million during the same period in 2005, a decrease of 16.0%. Interest expense in the nine months ended September 30, 2006, included $2.5 million of interest related to the Louis Frey litigation reserve.

The decrease in interest expense for the three and nine months ended September 30, 2006, was due primarily to the refinance of our second lien debt in December of 2005 at more favorable interest rates, partially offset by interest expense related to the Louis Frey litigation reserve.

Income Taxes.

Our effective income tax rate, excluding our one-time benefit as a result of our reorganization in February 2005, decreased from 40% in the three and nine months ended September 30, 2005 to 36.3% and 38.6% for the three and nine months ended September 30, 2006, respectively. The decrease is due to the release of a tax reserve for a prior year as the statute of limitations had closed.

Additionally, a $0.08 million tax benefit was recorded in the three months ended September 30, 2006, and $5.4 million in the nine months ended September 30, 2006, due to the aforementioned Louis Frey litigation charge.

Net Income.

Net income increased to $15.8 million during the three months ended September 30, 2006, compared to $10.5 million in the same period in 2005 primarily due to the increase in sales.

Net income decreased to $38.6 million during the nine months ended September 30, 2006, primarily due to a one time tax benefit of $27.7 million as a result of our reorganization in February 2005, and the litigation charge taken in the second quarter of 2006 associated with the Louis Frey litigation. Excluding the one-time tax benefit of $27.7, and the litigation charge, net of taxes, of $8.2 million, net income increased by $17.4 million during the nine months ended September 30, 2006, compared to the same period in 2005 primarily due to increased sales and lower interest expense resulting from the refinance of our debt.

The litigation charge, net of taxes, of $8.2 million had a $0.18 adverse impact on basic and diluted earning per share for the nine months ended September 30, 2006. For a reconciliation of net income to adjusted net income and adjusted earning per share, please see “Non-GAAP Measures” above.

EBITDA.

EBITDA margin increased to 24.9% during the three months ended September 30, 2006, compared to 22.5% during the same period in 2005 primarily due to the increase in sales and gross profit margin.

The EBITDA margin decreased to 22.4% during the nine months ended September 30, 2006, compared to 22.7% during the same period in 2005 due to the Louis Frey litigation charge, partially offset by the increase in sales and gross profit margin. The litigation charge had a 2.5% adverse effect on EBITDA margin during the nine months ended September 30, 2006.

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

	Nine Months Ended
	September 30, 2006
	2005	2006
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$42,587	$72,580
Net cash used in investing activities	($19,710)	($72,885)
Net cash used in financing activities	($23,875)	($8,818)

Operating Activities

Net cash of $72.6 million provided by operating activities for the nine months ended September 30, 2006, represents a year-over-year increase primarily related to net income of $38.6 million for the nine months ended September 30, 2006. It also includes depreciation and amortization of intangible assets of $19.5 million and an increase in accounts payable and accrued expenses of $26.3 million primarily due to the litigation charge related to the Louis Frey bankruptcy case and the timing of tax payments. These factors were partially offset by the growth in accounts receivable, net of effect of business acquisitions, of $13.8 million, primarily related to increased sales.

Investing Activities

Net cash of $72.9 million for the nine months ended September 30, 2006, used in investing activities primarily relates to the acquisition of businesses, capital expenditures at all our operating divisions, and cash collateral posted ($7.5 million) to stay the execution of the Louis Frey judgment pending appeal. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $59.2 million during the nine months ended September 30, 2006. Cash payments for capital expenditures totaled $6.0 million for the nine months ended September 30, 2006.

Financing Activities

Net cash of $8.8 million used for financing activities during the nine months ended September 30, 2006, primarily relate to the net repayment of debt and capital lease obligations of $14.1 million, offset by proceeds from issuance of common stock under our Employee Stock Purchase Plan and stock option exercises of $2.1 million. Also included in financing activities is a $3.6 million excess tax benefit related to stock options exercised.

Our cash position, working capital, and debt obligations as of September 30, 2006, are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	December 31, 2005	September 30, 2006
		(Unaudited)
	(Dollars in thousands)

Cash and cash equivalents	$22,643	$21,017
Working capital	35,797	34,434

Borrowings from senior secured credit facilities	235,423	233,488
Other debt obligations	38,389	55,747

Total debt obligations	$273,812	$289,235

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

These positive factors will be temporarily offset to a certain extent by any additional debt borrowings, net of pay downs, on our Term Loan Facility. The positive factors will also be partially offset by rising market interest rates on our debt obligations under our senior secured credit facilities, which are subject to variable interest rates. As discussed in “Quantitative and Qualitative Disclosure about Market Risk” on page 30, we had $289.2 million of total debt outstanding as of September 30, 2006, of which $233.5 million was bearing interest at variable rates. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2006, respectively.

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

Debt Obligations

Senior Secured Credit Facilities. On December 21, 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the Company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility. In July 2006, to finance an acquisition, the company drew down $30 million of the available $50 million in the term loan facility.

Subsequent to drawing down the $30 million, the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million, in addition to amending certain other terms including the following:

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

Seller Notes. As of September 30, 2006, we had $19.6 million of seller notes outstanding, with interest rates ranging between 5% and 7.1% and maturities between 2006 and 2011. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2005 and September 30, 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.

Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of September 30, 2006, we have potential future earnout obligations aggregating to approximately $12 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.

State Sales Tax. We were involved in a state tax authority dispute related to unresolved sales tax issues which arose from such state tax authority’s audit findings from their sales tax audit of certain of our operating divisions for the period from October 1998 to September 2001. Those unresolved issues related to the application of sales taxes on certain discounts we granted to our customers. Based on the position taken by the state tax authority on these unresolved issues, they claimed that an additional $1.2 million of sales taxes were due from us for the period in question, plus $489,000 of interest. At an appeals conference held on December 14, 2004, the appeals board ruled that we were liable in connection with one component of the dispute involving approximately $40,000, which we had previously paid. We paid the tax in May of 2005 but we strongly disagreed with the state tax authority’s position and filed a petition for redetermination requesting an appeals conference to resolve these issues. We were granted another appeals conference in April 2006 to resolve the remaining issues. We lost on appeal, and in July 2006 paid the interest related to this sales tax issue.

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

We have selected September 30 as the date we perform our annual goodwill impairment test. Based on our valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the nine months ended September 30, 2006, and the year ended December 31, 2005.

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

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) "Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or fiscal year 2007 for the Company. The Company is assessing the impact, if any, the adoption of FIN No. 48 will have on the Company's consolidated financial position and results of operations.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 14, 2006, or fiscal year 2006 for the Company. Early application is encouraged, but not required. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on the Company’s consolidated financial position and results of operations. The cumulative effect, if any, of applying the provisions of SAB No. 108 will be reported as an adjustment to beginning-of-year retained earnings.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS NO. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the Company. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.

On September 29, 2006 the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS No. 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). SFAS No. 158 is effective for fiscal years ending after December 15, 2006, or fiscal year 2006 for the Company. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 158 will have on the Company’s consolidated financial position and results of operations.

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

In March 2006, we entered into an interest rate collar agreement that becomes effective on December 23, 2006, and has a fixed notional amount of $76.7 million until December 23, 2007, then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%.

As of September 30, 2006, we had $289.2 million of total debt obligations of which $233.5 million was bearing interest at variable rates approximating 7.1% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.8 million during the three and nine months ended September 30, 2006, respectively.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2006, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There were no significant changes to internal controls over financial reporting during the third quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

Item 1.  Legal Proceedings

Louis Frey Case. On August 16, 2006, a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.06 million, interest, totaling $2.48 million through September 30, 2006, and $0.20 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. In accordance with GAAP, the Company has accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.74 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.48 million. These charges are offset by a corresponding tax benefit of $5.50 million, resulting in a net impact of $8.24 million to the net income during the three and nine months ended September 30, 2006.

Item 1A.    Risk Factors

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, except for the addition of the following risk factor:

As described in Item 1 above, on August 16, 2006, the United States Bankruptcy Court, Southern District of New York, entered judgment against the Company in the Louis Frey Company litigation.   We continue to believe our position is meritorious, and remain committed to pursuing vigorously a reversal of the judgment against the Company through the appellate process. We cannot predict the final outcome of the appellate process, and if we are unsuccessful in our appeal, it could have an adverse effect on the Company's financial position and results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of September 30, 2006.

Item 5.   Other Information:

As disclosed in our report on Form 8-K, dated October 30, 2006, the Company’s Chief Financial Officer, Mark Legg, notified the Company of his decision to retire.

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

* Filed herewith

SIGNATURE PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2006.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ Sathiyamurthy Chandramohan
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Mark W. Legg
Chief Financial Officer and Secretary