Form 10-K
period 2006-12-31
American Reprographics CO
filed 2007-03-01
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 North Central Avenue, Suite 550
Glendale, California 91203
(818) 500-0225
(Address, including zip code, and telephone number,
including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

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

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Based on the closing price of $36.25 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $1,005,736,711.

As of February 15, 2007, there were 45,359,460 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

AMERICAN REPROGRAPHICS COMPANY

ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2006

AMERICAN REPROGRAPHICS COMPANY 2006 ANNUAL REPORT

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

TRADEMARKS AND TRADE NAMES

We own or have rights to trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the names “American Reprographics CompanySM,” “ARCSM,” “Abacus PCRTM,” “BidCasterSM,” “PlanWell EWOSM,” “MetaPrintTM,” “OneViewSM,” “PEiR GroupSM,” “PlanWell®,” “PlanWell PDS®,” “PlanWell EnterpriseSM,” “Sub-HubSM,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with the operation of our divisions. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business

Our Company

We are the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality, that require sophisticated document management services similar to our core AEC offerings. Reprographics services typically encompass the digital management and reproduction of construction documents or other graphics-related material and the corresponding finishing and distribution services. The business-to-business services we provide to our customers include document management, document distribution and logistics, print-on-demand, and a combination of these services in our customers’ offices as on-site services, often referred to as “facilities management.” We provide our core services through our suite of reprographics technology products, a national network of approximately 230 locally branded reprographics service centers, and approximately 3,300 facilities management programs at our customers’ locations throughout the country. We also sell reprographics equipment and supplies to complement our full range of service offerings. Our services are critical to our customers because they shorten their document processing and distribution time, improve the quality of their document information management, and provide a secure, controlled document management environment.

In support of our strategy to create technology standards in the reprographics industry, we license several of our reprographics technology products, including our flagship internet-based application, PlanWell, to independent reprographers. Most of our licensees are members of our wholly-owned trade organization, the PEiR Group (Profit and Education in Reprographics), through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers, while continuing to promote our reprographics technology as an industry standard.

We operate more than 230 reprographics service centers, including 225 service centers in 170 cities in 34 states throughout the United States and the District of Columbia, five reprographics service centers in Canada, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service approximately 107,000 active customers and employ approximately 4,400 people, including a sales and customer service staff of approximately 730 employees.

In terms of revenue, number of service facilities and number of customers, we believe we are the largest company in our industry, operating in approximately eight times as many cities and with more than six times the number of service facilities as our next largest competitor. We believe that our national footprint, our suite of reprographics technology products, and our value-added services, including logistics and facilities management, provide us with a distinct competitive advantage.

While we began our operations in California and currently derive approximately 46% of our net sales from our operations in the state, we have continued to expand our geographic coverage and market share by entering complementary markets through strategic acquisitions of high-quality companies with well-recognized local brand names and, in most cases, more than 25 years of operating history. Since 1997, we have acquired more than 100 companies. It is our preferred practice to maintain the senior management of companies we acquire. As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We opened or acquired an additional 47 production facilities in 2006, closed or consolidated 14, and ended the year with a net gain of 33 locations.

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

Our internet address is www.e-arc.com. You can access our Investor Relations webpage through our internet site, www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page. We make available free of charge, through our Investor Relations webpage, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a printed copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 925-945-5100 or 1981 N. Broadway, Suite 385, Walnut Creek, California 94596. Attention: David Stickney, Vice President of Corporate Communications.

Corporate Background and Reorganization

Our predecessor, Ford Graphics, was founded in Los Angeles, California in 1960. In 1967 this sole proprietorship was dissolved and a new corporate structure was established under the name Micro Device, Inc., which continued to provide reprographics services under the name Ford Graphics. In 1989, our current senior management team purchased Micro Device, Inc., and in November 1997 our company was recapitalized as a California limited liability company, with management retaining a 50% ownership position and the remainder owned by outside investors. In April 2000, Code Hennessy & Simmons LLC, or CHS, through its affiliates acquired a 50% stake in our company from these outside investors in the 2000 recapitalization.

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

Acquisitions

In addition to growing the business organically, we have pursued acquisitions to expand and complement our existing service offerings and to expand our geographic locations where we believe we could be a market leader. Since 1997, we have acquired more than 100 companies. Our recent acquisitions include 14 reprographics companies acquired in 2005 for an aggregate purchase price of $32.1 million, and in 2006, we acquired 16 reprographics companies for an aggregate purchase price of $87.7 million. All aggregate purchase price figures include acquisition related costs. None of our acquisitions were related or contingent upon any other acquisitions. See Note 3 to our consolidated financial statements for further details concerning our acquisitions.

No acquisitions have been made subsequent to December 31, 2006.

Industry Overview

According to the International Reprographics Association, or IRgA, and other industry sources, the reprographics industry in the United States is estimated to be approximately $4.5 billion in size. The IRgA indicates that the reprographics industry is highly fragmented, consisting of approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. Since construction documents are the primary medium of communication for the AEC industry, demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry, which in turn is driven by macroeconomic trends such as GDP growth, interest rates, job creation, office vacancy rates, and tax revenues. According to FMI Corporation, or FMI, a consulting firm to the construction industry, construction industry spending in the United States for 2006 was estimated at $1.2 trillion, with expenditures divided between residential construction 53.1% and commercial and public, or non-residential, construction 46.9%. The $4.5 billion reprographics industry is approximately 0.4% of the $1.2 trillion construction industry in the United States. Our AEC revenues are most closely correlated to the non-residential sectors of the construction industry, which sectors are the largest users of reprographics services. According to FMI, the non-residential sectors of the construction industry are projected to grow at an average of 8.3% per year over the next three years.

Market opportunities for business-to-business document management services such as ours are rapidly expanding into non-AEC industries. For example, non-AEC customers are increasingly using large and small format color imaging for point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials as these services have become more efficient and available on a short-run, on-demand basis through digital technology. As a result, we believe that our addressable market is substantially larger than the core AEC reprographics market. We believe that the growth of non-AEC industries is generally tied to growth in the U.S. gross domestic product, or GDP, which is estimated to have grown 2.2% in 2006.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•	Leading Market Position in Fragmented Industry. Our size and national footprint provide us with significant purchasing power, economies of scale, the ability to invest in industry-leading technologies, and the resources to service large, national customers.

•	Leader in Technology and Innovation. We believe our PlanWell online planrooms are well positioned to become the industry standard for managing and procuring reprographics services within the AEC industry. In addition, we have developed other proprietary software applications that complement PlanWell and have enabled us to improve the efficiency of our services, add services and increase our revenue.

•	Extensive National Footprint with Regional Expertise. Our national network of service centers maintains local customer relationships while benefiting from centralized corporate functions and national scale. Our service facilities are organized as hub and satellite structures within individual markets, allowing us to balance production capacity and minimize capital expenditures through technology-sharing among our service centers within each market. In addition, we serve our national and regional customers under a single contract through our Premier Accounts business unit, while offering centralized access to project specific services, billing, and tracking information.

•	Flexible Operating Model. By promoting regional decision making for marketing, pricing, and selling practices, we remain responsive to our customers while benefiting from the cost structure advantages of our centralized administrative functions. Our flexible operating model also allows us to capitalize on an improving business environment.

•	Consistent, Strong Cash Flow. Through management of our inventory and receivables and our low capital expenditure requirements, we have consistently generated strong cash flow from operations after capital expenditures regardless of industry and economic conditions.

•	Low Cost Operator. We believe we are one of the lowest cost operators in the reprographics industry, which we have accomplished by minimizing branch level expenses and capitalizing on our significant scale for purchasing efficiencies.

•	Experienced Management Team and Highly Trained Workforce. Our senior management team has an average of over 20 years of industry experience and it is our preferred practice to maintain the senior management of the companies we acquire.

Our Services

Reprographics services typically encompass the digital management and reproduction of graphics-related material and corresponding finishing and distribution services. We provide these business-to-business services to our customers in three major categories: document management, document distribution and logistics, and print-on-demand.

Document Management.  We store, organize, print and track AEC and non-AEC project documents using a variety of digital tools and our industry expertise. The documents we manage are typically larger than 11×17, requiring specialized production equipment, and the documents are iterative in nature; frequently 10 or more versions of a single document must be tracked and managed throughout the course of a project.

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

These broad categories of services are provided to our AEC industry, customers, as well as to our customers in non-AEC industries that have similar document management and production requirements. Our AEC customers work primarily with high volumes of large format construction plans and small format specification documents that are technical, complex, constantly changing and frequently confidential. Our non-AEC customers generally require services that apply to black and white and color small format documents, promotional documents of all sizes, and the digital distribution of document files to multiple locations for a variety of print-on-demand needs including short-run digital publishing.

These services include:

•	PlanWell, our proprietary, internet-based planroom launched in June 2000, and our suite of other reprographics software products that enable the online purchase and fulfillment of document management services.

•	Production services, including print-on-demand, document assembly, document finishing, mounting, laminating, binding, and kitting. Documents can be digitally transferred from one service facility to another to balance production capacity or take advantage of a “distribute and print” operating system.

•	Document distribution and logistics, including the physical pick up, delivery, and shipping of time-sensitive, critical documents.

•	Highly customized large and small format reprographics in color and black and white. This includes digital reproduction of posters, tradeshow displays, plans, banners, signage and maps.

•	Facilities management, including recurring on-site document management services and staffing at our customers’ locations.

•	Sales of reprographics equipment and supplies and licensing of software to other reprographics companies and end-users in the AEC industry.

•	The design and development of other document management and reprographics software, in addition to PlanWell, that supports ordering, tracking, job costing, and other customer specific accounting information for a variety of projects and services. These proprietary applications include:

•	Electronic Work Order (EWO), which offers our customers access to the services of all of our service centers through the internet.

•	Abacus Print Cost Recovery (PCR) System, which provides a suite of software modules for reprographers and their customers to track documents produced from equipment installed as a part of a facilities management program.

•	BidCaster “Invitation-to-Bid” (ITB), a data management internet application inside PlanWell Enterprise that issues customizable “invitations to bid” from a customer’s desktop using email and a hosted fax server.

•	MetaPrint Print Automation and Device Manager, a universal print driver that facilitates the printing of documents with output devices manufactured by multiple vendors, and allows the reprographer to print multiple documents in various formats as a single print submission.

•	OneView Document Access and Customer Administration System, an internet-based application that leverages the security attributes of PlanWell to provide a single point of access to all of a customer’s project documents inside PlanWell planrooms, regardless of which of our local production facilities stores the relevant documents.

•	Sub-Hub, an internet-based application that notifies subscribers of upcoming construction jobs in their markets and allows them to view plans online and order paper copies from a reprographer.

To further support and promote our major categories of services, we also:

•	License our suite of reprographics technology products, including our flagship online planroom, PlanWell, to independent reprographers.

•	Operate PEiR (Profit and Education in Reprographics), a trade organization wholly owned by us, through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers. PEiR members are required to license PlanWell and may purchase equipment and supplies at a lower cost than they could obtain independently. We also distribute our educational programs to PEiR members to help establish and promote best practices within the reprographics industry.

Customers

Our business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2% of our net sales in 2006.

Operations

Geographic Presence.  We operate 231 reprographics service centers, including 225 service centers in 170 cities in 34 states throughout the United States and the District of Columbia, five service centers in Canada, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius.

Hub and Satellite Configuration.  We organize our business into operating divisions that typically consist of a cluster configuration of at least one large service facility, or hub, and several smaller facilities, or satellites, that are digitally connected as a cohesive network, allowing us to provide all of our services both locally and nationwide. Our hub and satellite configuration enables us to shorten our customers’ document processing and distribution time, as well as achieve higher utilization of output devices by coordinating the distribution of work orders digitally among our service centers.

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

Although we operate on a decentralized basis, our senior management closely monitors and reviews each of our divisions through daily reports that contain operating and financial information such as sales, inventory levels, purchasing commitments, collections, and receivables. In addition, our operating divisions submit monthly reports to senior management that track each division’s financial and operating performance in comparison to historical performance.

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

Sales and Marketing

Divisional Sales Force.  We market our products and services throughout the United States through localized sales forces and marketing efforts at the divisional level. We had approximately 730 sales and customer service representatives as of December 31, 2006. Each sales force generally consists of a sales manager and a staff of sales and customer service representatives that target various customer segments. Depending on the size of the operating division, a sales team may be as small as two people or as large as 35 or more people. Sales teams serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.

Premier Accounts.  To further enhance our market share and service portfolio on a national level, we operate a “Premier Accounts” business unit. Designed to meet the requirements of large regional and national businesses, we established this operating division to take advantage of growing globalization within the AEC market, and to establish ourselves at the corporate level as the leading national reprographer with extensive geographic and service capabilities. The “Premier Accounts” sales initiative allows us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. Since its launch in the middle of 2003, we have established 14 national customers through Premier Accounts.

PEiR Group.  We established the PEiR Group (Profit and Education in Reprographics) in July 2003, a separate operating division of our company that is a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors, PEiR members are required to license PlanWell technology, facilitating the promotion of our applications as industry standards. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry.

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

Research and Development

We believe that to compete effectively we must continue to innovate, and thus conduct research and development into our services. Our research and development efforts are focused on improving and enhancing PlanWell and other technology, as well as developing new proprietary services. As of December 31, 2006, we employed 41 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. In total, research and development which includes both capitalized and expensed items, amounted to $6.8 million in 2004, $7.5 million in 2005, and $8.8 million in 2006, of which $5.1 million, $5.6 million, and $6.3 million were expensed during 2004, 2005 and 2006, respectively.

Proprietary Rights

Our success depends on our proprietary information and technology. We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and noncompete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. Our PlanWell license agreements grant our customers a nonexclusive, nontransferable, limited license to use our products and receive our services and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our proprietary technologies. We retain all title and rights of ownership in our software products. In addition, we enter into agreements with some of our employees, third-party consultants and contractors that prohibit the disclosure or use of our confidential information and require the assignment to us of any new ideas, developments, discoveries or inventions related to our business. We also require other third parties to enter into nondisclosure agreements that limit use of, access to, and distribution of our proprietary information. We also rely on a variety of technologies that are licensed from third parties to perform key functions.

We have registered “PlanWell” as a trademark with the United States Patent and Trademark Office, in Canada, Australia and the European Union. Additionally, we have registered the trademark “PlanWell PDS” with the United States Patent and Trademark Office, Australia and the European Union and have applied for registration in Canada. We do not have any other registered trademarks or service marks, or any patents, that are material to our business.

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

Information Technology

We operate two technology centers in Silicon Valley to support our reprographics services and a software programming facility in Kolkata, India. Our technology centers also serve as design and development facilities for our software applications, and house our North American database administration team and networking engineers.

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

Employees

As of December 31, 2006, we had more than 4,400 employees. Approximately 20 of our employees are covered by two collective bargaining agreements. The collective bargaining agreement with our subsidiary, Ridgway’s Ltd., expires on November 30, 2007 and the agreement with our subsidiary, B.P.I. Repro, LLC, expires on December 4, 2009. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.

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

We believe that AEC markets accounted for approximately 80% of our net sales for the year ended December 31, 2006. Our historical operating results reflect the cyclical and variable nature of the AEC industry. This industry historically experiences alternating periods of inadequate supplies of housing, commercial and industrial space coupled with low vacancies, causing a surge in construction activity and increased demand for reprographics services, followed by periods of oversupply and high vacancies and declining demand for reprographics services. In addition, existing and future government policies and programs may greatly influence the level of construction spending in the public sector, such as highways, schools, hospitals, sewers, and heavy construction. Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to the nature of this industry than other companies who serve more diversified markets. Our experience has shown that the AEC industry generally experiences economic downturns several months after a downturn in the general economy. We expect that there may be a similar delay in the rebound of the AEC industry following a rebound in the general economy. Future economic and industry downturns may be characterized by diminished demand for our products and services and, therefore, any continued weakness in our customers’ markets and overall global economic conditions could adversely affect our future revenue and profitability.

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

The reprographics industry has undergone vast changes in the last seven years and will continue to evolve, and our failure to anticipate and adapt to future changes in our industry could harm our competitive position.

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

Our customers value the ability to view and order prints via the internet and print to output devices in their own offices and other locations throughout the country. In 2006, our reprographics services represented approximately 74.1% and our facilities management services represented approximately 16.9% of our total net sales. Both categories of revenue are generally derived via a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward consuming information on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.

We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.

We derived approximately 46% of our net sales in 2006 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters. Any adverse developments affecting California could have a disproportionately negative effect on our revenue, operating results and cash flows.

Our growth strategy depends in part on our ability to successfully identify and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.

As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired more than 100 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, integrate, and close acquisitions. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, or FTC, may impede, limit or prevent us from proceeding with an acquisition. We regularly evaluate potential acquisitions, although we currently have no agreements or active negotiations with respect to any material acquisitions.

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

In addition to acquisitions, we expand our geographic coverage by opening additional satellite branches in regions near our established operations to capture new customers and greater market share. Although the capital investment for a new branch is modest, the branches we open in the future may not ultimately produce returns that justify our investment.

If we are unable to successfully monitor and manage the business operations of our subsidiaries, our business and profitability could suffer.

Since 1997, we have acquired more than 100 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of these businesses. If we do not successfully manage our subsidiaries under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.

We depend on certain key vendors for reprographics equipment, maintenance services and supplies, making us vulnerable to supply shortages and price fluctuations.

We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our three largest vendors in 2006 were Oce N.V., Azerty and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase such reprographics equipment, maintenance services or supplies could limit our ability to provide services to our customers on a timely and cost-effective basis.

Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.

Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. Under our PlanWell license agreements, we grant other reprographers a non-exclusive, non-transferable, limited license to use our technology and receive our services. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, U.S. law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the U.S. Third parties may unlawfully copy aspects of our products or unlawfully distribute them, impermissibly reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Others may develop non-infringing technologies that are similar or superior to ours. If competitors are able to develop such technologies and we cannot successfully enforce our rights against them, they may be able to market and sell or license the marketing and sale of products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, intellectual property litigation can be expensive, a burden on management’s time and our company’s resources, and its results can be uncertain.

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

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team and the managers of our principal operating divisions. Outside of the implementation of succession plans and executive transitions done in the normal course of business, including implementation of succession and transition planning related to Mr. Chandramohan’s intention to retire, the loss of the services of one or more members of our senior management team, in particular, the sudden loss of Mr. Chandramohan, our Chief Executive Officer, or the loss of Mr. Suriyakumar, our President and Chief Operating Officer, could disrupt our business and impede our ability to execute our business strategy. Because the other members of our executive and divisional management team have on average more than 20 years of experience within the reprographics industry, it would be difficult to replace them.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently operate 231 reprographics service centers totaling 1,434,259 square feet. We also occupy two technology centers in Silicon Valley, California, a software programming facility in Kolkata, India, as well as our two administrative facilities. Our executive offices are located in Glendale California.

	Number of		Reprographics
	Admin & IT	Square	Service	Square
Region	Facilities	Footage	Centers	Footage

Southern California(1)	3	28,003	46	309,918
Northern California(2)	1	5,796	39	277,307
Pacific Northwest(3)	0	0	14	102,115
Northeast	2	11,297	35	169,918
Southern	1	3,711	65	334,644
Midwest(4)	0	0	32	240,357

Total	7	48,807	231	1,434,259

(1)	Includes one service center in Mexico City, Mexico.

(2)	Includes two technology centers in Fremont, California, and one in Calcutta, India.

(3)	Includes two service centers in the Vancouver, British Columbia area.

(4)	Includes three service centers in the Toronto metropolitan area.

We lease 226 of our reprographics service centers, each of our administrative facilities and our technology centers. These leases expire through January 2017. Substantially all of the leases contain renewal provisions and provide for annual increases in rent based on the local Consumer Price Index. The five owned facilities are subject to major encumbrances under our credit facilities. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.

Item 3.	Legal Proceedings

Louis Frey Case.  On August 16, 2006, a judgment was entered against the company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff, the bankruptcy trustee, in the principal amount of $11.1 million, interest, totaling $2.7 million through December 31, 2006, and $0.20 million in preference claims. The company continues to believe its position is meritorious, and commenced an appeal, which is pending, from the judgment in the United States District Court, Southern District of New York.

We are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

No matter was submitted to a vote of our stockholders, through solicitation of proxies or otherwise, during the fourth quarter of the year ended December 31, 2006.

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

	High	Low
Fiscal Year 2005
First Quarter(1)	$15.64	$13.00
Second Quarter	16.20	13.42
Third Quarter	18.29	15.85
Fourth Quarter	25.95	16.55
Fiscal Year 2006
First Quarter	$35.80	$25.00
Second Quarter	38.98	30.06
Third Quarter	38.51	28.45
Fourth Quarter	36.27	29.16

(1)	Beginning on February 4, 2005, the first day that our stock was listed on the NYSE.

The following graph compares the cumulative 23-month total return to shareholders on American Reprographics Company’s common stock relative to the cumulative total returns of the Russell 2000 index and the S&P 600 Diversified Commercial & Professional Services index. The S&P 600 Diversified Commercial & Professional Services consists of the following companies: Angelica Corp., G&K Services Inc, Healthcare Service Group Inc, Mobile Mini Inc, School Specialty Inc, Tetra Tech Inc and Viad Corp. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on 2/4/2005 and tracks it through 12/31/2006.

COMPARISON OF 23 MONTH CUMULATIVE TOTAL RETURN*
Among American Reprographics Company, The Russell 2000 Index
And The S&P 600 Diversified Commercial &Professional Services

*	$100 invested on 2/4/05 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm.

	2/05	2/05	3/05	4/05	5/05	6/05	7/05	8/05	9/05
American Reprographic Company	100	105	104	102	108	117	129	124	124
Russell 2000	100	100	97	91	97	101	107	105	106
S&P 600 Diversified Commercial & Professional Services	100	101	99	92	98	103	108	110	109

	10/05	11/05	12/05	1/06	2/06	3/06	4/06	5/06	6/06
American Reprographic Company	123	156	185	199	209	252	258	252	264
Russell 2000	102	107	107	116	116	122	122	115	116
S&P 600 Diversified Commercial & Professional Services	97	102	101	103	105	112	114	108	101

	7/06	8/06	9/06	10/06	11/06	12/06
American Reprographic Company	233	222	223	258	227	242
Russell 2000	112	115	116	123	126	126
S&P 600 Diversified Commercial & Professional Services	101	104	108	117	113	116

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Holders

As of February 21, 2007, the approximate number of stockholders of record of our common stock was 36 and the closing price of our common stock was $30.90 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Sales of Unregistered Securities

Since January 1, 2006, the only sale of unregistered securities was made in connection with our acquisition of Reliable Graphics, Inc. On July 17, 2006, we issued 246, 277 shares of common stock which had an aggregate share value of $8,500,000 and were issued as part of the consideration we paid in connection with our acquisition of the assets of Reliable Graphics, Inc. The issuance of these securities was exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act as a transaction by an issuer not involving any public offering. Reliable Graphics, Inc. represented (i) its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, (ii) it had adequate access to information about us, (iii) it has such knowledge and experience in business and financial matters that it is capable of evaluating the merits and risks of its investment, and (iv) it is an “accredited investor” as such term is defined in Rule 501 promulgated under the Securities Act.

Item 6.	Selected Consolidated Financial Data

The selected historical financial data presented below are derived from the audited financial statements of Holdings for the fiscal years ended December 31, 2002, 2003, and 2004, and the audited financial statements of American Reprographics Company for the fiscal years ended December 31, 2005 and 2006. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Statement of Operations Data:
Reprographics services	$324,402	$315,995	$333,305	$369,123	$438,375
Facilities management	52,290	59,311	72,360	83,125	100,158
Equipment and supplies sales	42,232	40,654	38,199	41,956	53,305

Total net sales	418,924	415,960	443,864	494,204	591,838
Cost of sales	247,778	252,028	263,787	289,580	337,509

Gross Profit	171,146	163,932	180,077	204,624	254,329
Selling, general and administrative expenses	103,305	101,252	105,780	112,679	131,743
Litigation Reserve	—	—	—	—	11,262
Provision for sales tax dispute settlement	—	—	1,389	—	—
Amortization of intangibles	1,498	1,709	1,695	2,120	5,055

Income from operations	66,343	60,971	71,213	89,825	106,269
Other income	541	1,024	420	381	299
Interest expense, net	(39,917)	(39,390)	(33,565)	(26,722)	(23,192)
Loss on early extinguishment of debt	—	(14,921)	—	(9,344)	—

Income before income tax provision (benefit)	26,967	7,684	38,068	54,140	83,376
Income tax provision (benefit)(1)	6,267	4,131	8,520	(6,336)	31,982

Net income	20,700	3,553	29,548	60,476	51,394
Dividends and amortization of discount on preferred equity	(3,291)	(1,730)	—	—	—

Net income	$17,409	$1,823	$29,548	$60,476	$51,394

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share amounts)

Earnings per share:
Basic	$0.48	$0.05	$0.83	$1.43	$1.14
Diluted	$0.47	$0.05	$0.79	$1.40	$1.13
Weighted average common shares outstanding:
Basic	36,406	35,480	35,493	42,264	45,015
Diluted	36,723	37,298	37,464	43,178	45,595

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Other Financial Data:
Depreciation and amortization	$19,178	$19,937	$18,730	$19,165	$27,749
Capital expenditures, net	$5,209	$4,992	$5,898	$5,237	$7,391
Interest expense, net	$39,917	$39,390	$33,565	$26,722	$23,192

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$24,995	$17,315	$13,826	$22,643	$11,642
Total assets	$395,128	$374,716	$377,334	$442,362	$547,581
Long term obligations and mandatorily redeemable preferred and common stock(2)	$378,102	$360,008	$338,371	$253,371	$252,097
Total stockholders’ equity (deficit)	$(61,082)	$(60,015)	$(35,009)	$113,569	$184,244
Working capital	$24,371	$16,809	$22,387	$35,797	$19,828

(1)	The Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of that reorganization, a deferred tax benefit of $27,701 was booked concurrent with the consummation of the IPO.

(2)	In July 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In accordance with SFAS No. 150, the redeemable preferred equity of Holdings has been reclassified in our financial statements as a component of our total debt upon our adoption of this new standard. The redeemable preferred equity amounted to $25.8 million as of December 31, 2003 and $27.8 million as of December 31, 2004. SFAS No. 150 does not permit the restatement of financial statements for periods prior to the adoption of this standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We also serve a variety of clients and businesses outside the AEC industry in need of sophisticated document management services similar to our core AEC offerings.

Our services apply to time-sensitive and graphic-intensive documents, and fall into four primary categories:

•	Document management;

•	Document distribution & logistics;

•	Print-on-demand; and

•	On-site services, frequently referred to as facilities management, or FMs, (any combination of the above services supplied at a customer’s location).

We deliver these services through our specialized technology, to more than 700 sales and customer service employees interacting with our customers every day, and more than 3,300 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 107,000 companies throughout the country.

Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.

A significant component of our growth has been from acquisitions. In 2006, we acquired 16 businesses for $87.7 million, and in 2005 we acquired 14 businesses for $32.1 million. We acquired six businesses in 2004 for $3.7 million. Each acquisition was accounted for using the purchase method, so consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition related costs.

As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened or acquired 47 production facilities since December 31, 2005 and we have closed or consolidated 14 in the same period. The Company ended the year with a net gain of 33 branch locations for the year. We expect to open at least an additional 15 branches by the end of 2007.

In the following pages, we offer descriptions of how we manage and measure financial performance throughout the company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ from what is presented here.

Evaluating our Performance.  We measure our success in delivering value to our stockholders by striving for the following:

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

Net Sales.  Net sales represent total sales less returns and discounts. These sales consist of document management services, document distribution and logistics services, print-on-demand services, and reprographics equipment and supplies sales. We generate sales by individual orders through commissioned sales personnel and, in some cases, through national contracts.

Net sales are categorized as reprographics services, facilities management, and equipment and supplies. Our current revenue sources is likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services now comprise less than six percent of our overall revenue.

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

Revenue from reprographics services is produced from document management, document distribution and logistics, and print-on-demand services, including the use of PlanWell by our customers. Though these services are becoming an increasingly distinct part of our service pricing, they are frequently invoiced to a customer as part of a combined per-square-foot printing cost. As such, it is impractical to allocate revenue levels for each item separately. We include revenues for these services under the caption “reprographics services”.

On-site services, or facilities management, revenues are generated from providing reprographics services in our customers’ locations using machines that we own or lease. Generally, this revenue is derived from a single cost per- square-foot of printed material, similar to our “Reprographics services”.

Revenue from equipment and supplies is derived from the resale of such items to our customers. We do not manufacture such items but rather purchase them from our vendors at wholesale costs.

In 2006, our reprographics services represented 74.1% of net sales, facilities management 16.9%, and sales of reprographics equipment and supplies 9.0%. Of the 74.1% of reprographic services, 5.2% was derived from digital services revenue. Software licenses, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.

The company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, the company is deemed to operate as a single reportable business segment.

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

We maintain low levels of inventory and other working capital. Capital expenditure requirements are also low; most facilities and equipment are leased, with overall cash capital spending averaging approximately 1.2% of annual net sales over the last three years. Since we typically lease our reprographics equipment for a three-to-five year term, we are able to upgrade equipment in response to rapid changes in technology.

Technology development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Silicon Valley, California and Kolkata, India.

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

According to the International Reprographics Association (IRgA), the reprographics industry is highly-fragmented and comprised primarily of small businesses with an average of $1.5 million in annual sales. Our own experience in acquiring reprographic businesses over the past ten years reflects the accuracy of this estimate. Although none of the individual acquisitions we made in the past three years are material to our overall business, each was strategic from a marketing and regional market share point of view.

When we acquire businesses, our management typically uses the previous year’s sales figures as an informal basis for estimating future revenues for the company. We do not use this approach for formal accounting or reporting purposes but as an internal benchmark with which to measure the future effect of operating synergies, best practices and sound financial management on the acquired entity.

We also use previous year’s sales figures to assist us in determining how the acquired business will be integrated into the overall management structure of the company. We categorize newly acquired businesses in one of two ways:

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

Recent Developments.  In December 2005, the company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility. In July 2006, to finance an acquisition, the company drew down $30 million of the available $50 million term loan facility.

In July 2006, the company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement, or the First Amendment, in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its term loan facility, thus restoring availability of the term loan facility to $50 million, in addition to amending certain other terms including the following:

•	An increase in the aggregate purchase price limitation for business acquisitions commencing with fiscal year ending December 31, 2006;

•	An increase in the threshold for capital expenditures during any trailing twelve-month period; and

•	Permit the Company to issue certain shares of its common stock in connection with certain proposed acquisitions.

Except as described above, all other material terms and conditions, including the maturity dates of the company’s existing Senior Secured Credit Facilities remained similar to those as described in Note 5 — “Long Term Debt” to our consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Economic Factors Affecting Financial Performance.  We estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2006, with the remaining 20% consisting of sales to non-AEC markets (based on our review of the top 30% of our customers, and designating customers as either AEC or non-AEC based on their primary use of our services). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.

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

We use EBIT to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our divisions. We also use EBIT to measure performance for determining division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, since debt and taxation are managed at the corporate level the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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

We have presented adjusted net income and adjusted earnings per share for the year ended December 31, 2006 to reflect the exclusion of the one-time litigation charge related to the Louis Frey bankruptcy litigation. This presentation facilitates a meaningful comparison of the Company’s operating results for the year ended December 31, 2006 to the same period in 2005, excluding a one-time income tax benefit taken in February of 2005.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Fiscal Year Ended December 31,
	2004	2005	2006

Cash flows provided by operating activities	$60,858	$56,648	$98,354
Changes in operating assets and liabilities	(3,830)	8,859	(10,138)
Non-cash (expenses) income, including depreciation and amortization	(27,480)	(5,031)	(36,822)
Income tax provision (benefit)	8,520	(6,336)	31,982
Interest expense, net	33,565	26,722	23,192
Loss on early extinguishment of debt	—	9,344	—

EBIT	71,633	90,206	106,568
Depreciation and amortization	18,730	19,165	27,749

EBITDA	90,363	109,371	134,317
Interest expense	(33,565)	(26,722)	(23,192)
Loss on early extinguishment of debt	—	(9,344)	—
Income tax provision (benefit)	(8,520)	6,336	(31,982)
Depreciation and amortization	(18,730)	(19,165)	(27,749)

Net income	$29,548	$60,476	$51,394

The following is a reconciliation of net income to EBITDA:

	Fiscal Year Ended December 31,
	2004	2005	2006

Net income	$29,548	$60,476	$51,394
Dividends and amortization of discount on preferred equity	—	—	—
Interest expense, net	33,565	26,722	23,192
Loss on early extinguishment of debt	—	9,344	—
Income tax provision (benefit)	8,520	(6,336)	31,982

EBIT	71,633	90,206	106,568
Depreciation and amortization	18,730	19,165	27,749

EBITDA	$90,363	$109,371	$134,317

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Fiscal Year Ended
	December 31,
	2004	2005	2006

Net income margin	6.7%	12.2%	8.7%
Interest expense, net	7.6%	5.4%	3.9%
Loss on early extinguishment of debt	—	1.9%	—
Income tax provision (benefit)	1.9%	(1.3)%	5.4%

EBIT margin	16.2%	18.2%	18.0%
Depreciation and amortization	4.2%	3.9%	4.7%

EBITDA margin	20.4%	22.1%	22.7%

The following is a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share:

	Fiscal Year Ended December 31,
	2004	2005	2006

Net income	$29,548	$60,476	$51,394
Litigation reserve	—	—	11,262
Interest expense due to litigation reserve	—	—	2,685
Income tax benefit due to litigation reserve	—	—	(5,579)
Income tax benefit due to reorganization	—	(27,701)	—
Loss on refinance of debt, net of tax	—	5,558	—
Unaudited adjusted incremental income tax provision	(9,196)	(333)	—

Unaudited adjusted net income	$20,352	$38,000	$59,762

Earning Per Share (Actual):
Basic	$0.83	$1.43	$1.14

Diluted	$0.79	$1.40	$1.13

Earning Per Share (Adjusted):
Basic	$0.57	$0.90	$1.33

Diluted	$0.54	$0.88	$1.31

Weighted average common shares outstanding:
Basic	35,493,136	42,264,001	45,014,786
Diluted	37,464,123	43,178,000	45,594,950

Results of Operations

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2004	2005	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.4	58.6	57.0

Gross profit	40.6	41.4	43.0
Selling, general and administrative expenses	23.8	22.8	22.3
Litigation Reserve	—	—	1.9
Provision for sales tax dispute settlement	0.3	—	—
Amortization of intangibles	0.4	0.4	0.9

Income from operations	16.1	18.2	18.0
Other income	0.1	0.1	0.0
Interest expense, net	(7.6)	(5.4)	(3.9)
Loss on early extinguishment of debt	—	(1.9)	—

Income before income tax provision	8.6	11.0	14.1
Income tax provision (benefit)	(1.9)	1.2	(5.4)

Net income	6.7%	12.2%	8.7%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2005	2006	(In dollars)	(Percent)
	(In millions)

Reprographics services	$369.1	$438.4	$69.3	18.8%
Facilities management	83.1	100.1	17.0	20.5%
Equipment and supplies sales	42.0	53.3	11.3	26.9%

Total net sales	$494.2	$591.8	$97.6	19.8%
Gross profit	$204.6	$254.3	$49.7	24.3%
Selling, general and administrative expenses	$112.7	$131.7	$19.0	16.9%
Litigation reserve	—	$11.3	$11.3	100.0%
Amortization of intangibles	$2.1	$5.1	$3.0	142.9%
Interest expense, net	$26.7	$23.2	$(3.5)	(13.1)%
Income taxes provision (benefit)	$(6.3)	$32.0	$38.3	(607.9)%
Net Income	$60.5	$51.4	$(9.1)	(15.0)%
EBITDA	$109.4	$134.3	$24.9	22.8%

Net Sales.

Net Sales in 2006 increased by 19.8% of which approximately 9% of the increase was related to our standalone acquisitions.

Reprographics services.  Net sales increased in 2006 compared to 2005 primarily from increased commercial construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. Estimates from FMI, a well-respected management consultancy for the construction industry, show non-residential construction increasing by a minimum of 7% in each of the U.S. Census districts during 2006, with some districts reporting 11% and 12% increases. We acquired 16 businesses at various times throughout the year, each with a primary focus on reprographics services. These acquired businesses added sales from their book of business to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Regional managers reported continued strength in our core construction-related reprographics services. Company-wide, pricing remained at similar levels to 2005, indicating that revenue increases were due primarily to volume.

Facilities management.  The increase in revenues from facilities management sales reflects increased contract volume of these services. As a percentage of overall revenue, however, FM services increased only slightly due to the dilutive effects of acquisitions with small or non-existent FM programs of their own. FM revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by the compounded annual growth rate of 31% in new on-site services contracts since the inception of the sales program in 1997. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Customers continue to renew their FM contracts at high rates, and, in combination with the convenience features that characterize the continuing development of printing equipment, we believe that this source of revenue will continue to increase in the near term.

Equipment and supplies sales.  From 2001 through 2004, our equipment and supplies sales declined or were generally flat. In 2005, we experienced a 10% gain as compared to 2004 revenue for this service line, and in 2006, the increase was 26.9%. The sales decline reflected in the earlier period was due in large measure to the success of our FM programs displacing the outright sale of equipment, but several acquired divisions with a strong focus in equipment sales began to reverse that sales pattern in late-2004 and 2005. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment. In the future, we expect this market to grow independently from our FM program, and intend to target this type of customer through increased marketing and sales efforts.

Gross Profit.

Gross profit in 2006 was $254.3 million compared to $204.6 million in 2005. This 24.3% increase in gross profit was the result of increased revenues of 19.8%, continued focus on higher margin service lines, and the fixed cost nature of some of our cost of good sold expenses, such as machine cost and facility rent. Gross margins increased from 41.4% in 2005 to 43.0% in 2006 due to increased revenue and the margin improvement our high-fixed costs provide to our incremental revenue. These increases were partially diluted by the lower gross margins attributed to our acquisitions in 2006 that tend to depress gross margins temporarily.

Facilities management revenues are a significant component of our gross margins. We believe that this service segment will continue to be our strongest margin producer in the foreseeable future. Customers continue to view on-site services and digital equipment as a high-value convenience offering, and we believe the market for this service will continue to expand. We believe that more customers will adopt these services, as the equipment continues to become smaller and more affordable.

Material costs as a percentage of net sales were flat from 2005 to 2006, as our purchasing power as one of the largest purchasers of reprographics equipment in the country continues to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales remained consistent year over year at approximately 23%. Production overhead as a percentage of revenue decreased from 16.8% in 2005 to 15.2% in 2006 due to the fixed cost nature of the expense coupled with the net sales increase.

Selling, General and Administrative Expenses.  In 2006, selling, general and administrative expenses increased by $19 million or 16.9% over 2005. The increase is attributable to both the increase in our sales volume during 2006, as well as costs related to compliance with Section 404 of the Sarbanes Oxley Act of 2002 and the company’s secondary offering in April 2006. Expenses also rose primarily due to increases in sales commissions, incentive payments and bonus accruals that accompany sales growth. As a percentage of net sales, selling, general and administrative expenses declined by 0.5% in 2006 as compared to 2005 as a result of continued regional consolidation of operations, accounting and finance functions, and refinements in our regional management structure instituted in 2003. We continue to expect that our selling, general and administrative expenses will increase in absolute dollars due to our expected growth, but we believe these costs as a percentage of overall sales will decline in the future as we continue to refine their management.

Amortization of Intangibles.  Amortization of intangibles increased 142.9% in 2006 compared to 2005 due to an increase in identified intangible assets such as customer relationships, trade names and not-to-compete covenants in association with our increased acquisition activity during the year. The amortization of such intangibles applies over a period of years according to pre-defined schedules and the company expects increases to continue in the future as additional acquisitions are completed.

Interest Expense.  Net interest expense was $23.2 million in 2006 compared with $26.7 million in 2005, a decrease of 13.1% year-over-year. The decrease was due primarily to the refinancing of our debt in December of 2005 at more favorable interest rates and pay down of debt during 2006, partially offset by interest expense of $2.7 million related to the Louis Frey litigation reserve.

Income Taxes.  Our effective income tax rate, excluding our one-time benefit as a result of our reorganization in February 2005, decreased from 39% in 2005 to 38% in 2006. The decrease is primarily due to the release of a tax reserve for a prior year as the statute of limitations had closed. Additionally, a $5.6 million tax benefit was recorded in 2006, due to the Louis Frey litigation charge.

Net Income.  Net income decreased to $51.4 million in 2006 compared to $60.5 million in 2005. This was primarily due to a one time litigation charge taken in 2006 associated with the Louis Frey litigation and tax benefit of $27.7 million as a result of our reorganization in February 2005. Excluding the one-time tax benefit of $27.7 million and the Louis Frey litigation charge of $8.4 million, net of taxes, net income increased by $27.0 million in 2006 as compared to 2005. The increase in net income is primarily due to increased sales and lower interest expense resulting from the refinance of our debt in December 2005.

EBITDA.  Our EBITDA margin increased to 22.8% in 2006 compared to 22.1% in 2005 primarily due to higher revenues.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2004	2005	(In dollars)	(Percent)
	(In millions)

Reprographics services	$333.3	$369.1	$35.8	10.7%
Facilities management	72.4	83.1	10.7	14.8%
Equipment and supplies sales	38.2	42.0	3.8	10.0%

Total net sales	$443.9	$494.2	$50.3	11.3%
Gross profit	$180.1	$204.6	$24.5	13.6%
Selling, general and administrative expenses	$105.8	$112.7	$6.9	6.5%
Provision for sales tax liability	$1.4	—	$(1.4)	n/a
Amortization of intangibles	$1.7	$2.1	$0.4	23.5%
Interest expense, net	$33.6	$26.7	$(6.9)	(20.5)%
Income taxes provision (benefit)	$8.5	$(6.3)	$(14.8)	(174.1)%
Net Income	$29.5	$60.5	$31.0	105.1%
EBITDA	$90.4	$109.0	$18.6	20.6%

Reprographics Services.  Net sales increased in 2005 compared to 2004 from increased construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. Data from FMI, a well-respected management consultancy for the construction industry, show non-residential construction increasing by a minimum of 5% in each of the U.S. Census districts, with some districts reporting 8% and 10% increases. Residential construction was also robust, showing increases in every district by as much as 10%. We acquired 14 businesses at various times throughout 2005, each with a primary focus on reprographic services. These acquired businesses added sales from their book of business to our own, but in some cases, also allowed us to aggregate regional work from larger clients. Regional managers reported continued strength in large-format printing sales. Several regions also saw significant increases in large and small-format color sales as our AEC customers began to market new projects in view of the improving economy. The hurricane season of 2005 depressed sales in the affected region, with Louisiana, Mississippi and Alabama operations reporting monthly revenues at 70% of 2004 averages for the same period. Company-wide, pricing remained at similar levels to 2004, indicating that revenue increases were due primarily to volume.

Facilities management.  The increase in on-site or facilities management services continued to post solid dollar volume and year-over-year percentage gains. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remained strong as evidenced by the nine-year compounded annual growth rate of 30% in new on-site services contracts. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.

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

Gross Profit.

Gross profit in 2005 came in at $204.6 million compared to $180.1 million in 2004. This 13.6% increase in gross profit was the result of increased revenues of 11.3% coupled with the fixed cost nature of some of our cost of good sold expenses, such as machine cost and facility rent. Gross margins increased from 40.6% in 2004 to 41.4% in 2005 due to increased revenue and the fixed cost nature of some of our cost of goods sold expenses. These increases were partially offset by lower gross margins due to acquisition activity and new branch openings that tend to depress gross margins temporarily.

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

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2006. This unaudited quarterly information, has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005				2006

Reprographics services	87,695	94,708	94,730	91,990	104,817	114,658	111,176	107,724
Facilities management	19,172	21,076	21,577	21,300	22,932	24,691	25,814	26,721
Equipment and supplies sales	9,599	9,776	11,180	11,401	13,053	12,178	15,548	12,526

Total net sales	$116,466	$125,560	$127,487	$124,691	$140,802	$151,527	$152,538	$146,971
Quarterly sales as a % of annual sales	23.6%	25.4%	25.8%	25.2%	23.8%	25.6%	25.8%	24.8%
Gross profit	$48,325	$53,654	$52,522	$50,124	$60,359	$65,814	$67,007	$61,149
Income from operations	$21,060	$25,083	$23,604	$20,078	$28,088	$20,573	$30,917	$26,691
EBITDA	$25,608	$29,648	$28,685	$25,431	$34,052	$27,416	$38,020	$34,829
Net Income	$35,563	$11,383	$10,518	$3,012	$14,375	$8,427	$15,756	$12,836

The following is a reconciliation of EBITDA to net income for each respective quarter.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2005				2006

EBITDA	$25,608	$29,648	$28,685	$25,431	$34,052	$27,416	$38,020	$34,829
Interest expense	(8,324)	(6,194)	(6,131)	(6,074)	(4,459)	(7,001)	(5,810)	(5,922)
Loss on early extinguishment of debt	—	—	—	(9,344)	—	—	—	—
Income tax benefit (provision)	22,709	(7,612)	(7,018)	(1,743)	(9,583)	(5,617)	(8,993)	(7,789)
Depreciation and amortization	(4,430)	(4,459)	(5,018)	(5,258)	(5,635)	(6,371)	(7,461)	(8,282)

Net income	$35,563	$11,383	$10,518	$3,012	$14,375	$8,427	$15,756	$12,836

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

	Year Ended December 31,
	2004	2005	2006

Net cash provided by operating activities	$60,858	$56,648	$98,354

Net cash used in investing activities	$(10,586)	$(27,547)	$(77,488)

Net cash used in financing activities	$(53,761)	$(20,284)	$(31,867)

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2006, primarily related to net income of $51.4 million, depreciation and amortization of $27.8, Louis Frey litigation charge of $14 million and an increase in accounts payable and accrued expenses of $14.9 million, net of acquisitions. The increase in accounts payable and accrued expenses was primarily due to the timing of tax payments and trade payables. These factors were offset by the growth in accounts receivable of $5.8 million, primarily related to increased sales during 2006. Our days sales outstanding remained consistent with 2005 at 51 days as of December 31, 2006.

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

Investing Activities

Net cash used in investing activities primarily relates to acquisition of businesses, capital expenditures, and restricted cash. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $62.2 million, $22.4 million, and $4.6 million during the years ended December 31, 2006, 2005, and 2004, respectively. We incurred capital expenditures totaling $7.4 million, $5.2 million, and $5.9 million during the years ended December 31, 2006, 2005, and 2004, respectively. Our restricted cash out flow in 2006 of $8.4 million is due to the cash collateral of $7.5 million we posted to stay the execution of the Louis Frey judgment pending appeal and a $0.9 million escrow account established in connection with one of our acquisitions.

Financing Activities

Net cash used in 2006 primarily relates to the net repayment of debt and capital leases of $37.8 million, offset by $2.1 million of proceeds from the exercise of stock options and the related excess tax benefit of $4.0 million. Net cash used in 2005 primarily relates to the redemption of preferred units of $28.3 million and repayment of long term debt of $97.2 million and distributions to members of $8.2 million, offset by net proceeds from our initial public offering of $92.7 million, borrowings under long term debt agreements of $18 million and proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $4 million. Cash used in financing activities for the year ended December 31, 2004, included $48.4 million of repayments under our debt agreements and $6.1 million in cash distributions to members.

Our cash position, working capital, and debt obligations as of December 31, 2004, 2005, and 2006 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto elsewhere in this report.

	December 31,
	2004	2005	2006

Cash and cash equivalents	$13,826	$22,643	$11,642
Working capital	$22,387	$35,797	$19,828
Mandatorily redeemable preferred and common membership units	$27,814	—	—
Borrowings from senior secured credit facilities	$320,833	$230,423	$215,651
Other debt obligations and capital leases	—	43,389	57,494

Total debt obligations	$348,647	$273,812	$273,145

Debt obligations as of December 31, 2004 include $27.8 million of redeemable preferred equity, which has been reclassified in our financial statements as a component of our total debt upon our adoption of SFAS No. 150 in July 2003. The redeemable preferred equity was redeemed on February 9, 2005.

As discussed in “Quantitative and Qualitative Disclosure about Market Risk,” we had $273.1 million of total debt and capital leases outstanding as of December 31, 2006, of which $215.7 million was bearing interest at variable rates. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $2.3 million during the year ended December 31, 2006.

We believe that our cash flow provided by operations will be adequate to cover our 2007 working capital needs, debt service requirements, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt.

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

Debt Obligations

Senior Secured Credit Facilities.  On December 21, 2005, we entered into a Second Amended and Restated Credit and Guaranty Agreement (the “Second Amended and Restated Credit Agreement”), which replaced our Amended and Restated Credit and Guaranty Agreement dated as of June 30, 2005 (“First Amended and Restated Credit and Guaranty Agreement”). The Second Amended and Restated Credit Agreement provides for senior secured credit facilities aggregating up to $310.6 million, consisting of a $280.6 million term loan facility and a $30 million revolving credit facility. We used the proceeds from the incremental new term loan, in the amount of $157.5 million, to prepay in full all principal and interest payable under our then existing Second Lien Credit and

Guaranty Agreement, dated December 18, 2003. The remaining balance of the increased term loan facility of $50 million is available for our use, subject to the terms of the Second Amended and Restated Credit Agreement. Our obligations are guaranteed by our domestic subsidiaries and, subject to certain limited exceptions, are collateralized by first priority security interests granted in all of our and the guarantors’ personal and real property, and 65% of the assets of our foreign subsidiaries. Term loans are amortized over the term with the final payment due June 18, 2009. Amounts borrowed under the revolving credit facility must be repaid by December 18, 2008.

In July 2006, to finance an acquisition, we drew down $30 million of the available $50 million term loan facility.

In July 2006, the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement, or First Amendment, in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its term loan facility, thus restoring availability of the term loan facility to $50 million, in addition to amending certain other terms including the following:

•	An increase in the aggregate purchase price limitation for business acquisitions commencing with fiscal year ending December 31, 2006;

•	An increase in the threshold for capital expenditures during any trailing twelve-month period; and

•	Permit the company to issue certain shares of its common stock in connection with certain proposed acquisitions.

Except as described above, all other material terms and conditions, including the maturity dates of the company’s existing senior secured credit facilities remained similar to those as described in Note 5 — “Long Term Debt”.

Interest on borrowings under the First Priority Revolving Credit Facility was at our option, one of two floating rates: (i) a Eurodollar rate plus a margin (the Applicable Margin) that ranges from 2% to 2.75% per annum, depending on the company’s Leverage Ratio, as defined in the First Priority Revolving Credit Facility, or (ii) an Index Rate, as defined in the First Priority Revolving Credit Facility, plus the Applicable Margin. The First Priority Revolving Credit Facility is also subject to a commitment fee equal to 0.50% of the average daily unused portion of such revolving facility. Borrowings under the First Priority Term Loan Facility bear interest at either (i) a Eurodollar rate plus 1.75% per annum, or (ii) an Index Rate, as defined in the First Priority Revolving Credit Facility, plus .75% per annum. The applicable margin is determined by a grid based on the ratio of the consolidated indebtedness of us and our subsidiaries to the consolidated adjusted EBITDA (as defined in the credit facilities) of us and our subsidiaries for the most recently ended four fiscal quarters and range between 2.00% and 2.75% for Eurodollar Rate loans and range between 1.00% and 1.75% for Index Rate Loans.

As of December 31, 2005 and 2006, standby letters of credit aggregated to $4.3 and $4.1 million respectively

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under our senior secured credit facilities.

	As of December 31, 2005			As of December 31, 2006
		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate
	(Dollars in thousands)

Term facility	$230,423	$50,000	6.20%	$215,651	$50,000	7.10%
Revolving facility	5,000	20,722	8.25%	—	25,945	9.00%

	$235,423	$70,722		$215,651	$75,945

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

Seller Notes.  As of December 31, 2006, we had $20.1 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2007 and 2012. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

At December 31, 2005, and 2006, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Our future contractual obligations as of December 31, 2006, by fiscal year are as follows:

	Years Ending December 31,
	2007	2008	2009	2010	2011	Thereafter
	(Dollars in thousands)

Debt obligations	$6,731	$112,175	$111,326	$4,284	$1,211	$27
Capital lease obligations	14,317	11,518	6,496	2,872	1,818	370
Operating lease	29,807	21,495	15,607	10,501	6,182	12,801

Total	$50,855	$145,188	$133,429	$17,657	$9,211	$13,198

Operating Leases.  We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.

Contingent Transaction Consideration.  We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2006, we estimate that we will be required to make additional cash payments of up to $14.5 million, in the aggregate between 2007 and 2010. These additional cash payments are accounted for as goodwill when earned.

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

As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local income taxes The unaudited pro forma incremental income tax provision and unaudited pro forma earnings per common member unit amounts in the following table were calculated as if our reorganization became effective on January 1, 2001.

	Fiscal Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per unit/share amounts)

Net income (loss) attributable to common members/stockholders	$17,409	$1,823	$29,548	$60,476	$51,394
Unaudited pro forma incremental income tax provision	6,211	673	9,196	333	—

Unaudited pro forma net income attributable to common members/stockholders	$11,198	$1,150	$20,352	$60,143	$51,394

Unaudited pro forma net income attributable to common members/stockholders per common unit/share:
Basic	$0.31	$0.03	$0.57	$1.42	$1.14
Diluted	$0.30	$0.03	$0.54	$1.39	$1.13

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

Goodwill and Other Intangible Assets

We apply SFAS 142, Goodwill and Other Intangible Assets and perform an annual impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We have selected September 30 as the date on which we will perform our annual goodwill impairment test. Based on our valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended December 31, 2004, 2005 and 2006.

In connection with our acquisitions, we have applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over those fair values was recorded as goodwill and other intangible assets.

The additions to goodwill include the excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired, adjustments to acquisition costs and certain earnout payments. See Note 3.

Other intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from three to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names and not-to-compete covenants are amortized using the straight-line method.

Allowance for Doubtful Accounts

We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. Receivables are recorded at invoiced amounts. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2004, 2005, and 2006, we recorded expenses of $1,281, $1,241 and $599, respectively, related to the allowance for trade receivables.

Commitments and Contingencies

In the normal course of business, we estimate potential future loss accruals related to legal, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.

Stock-Based Compensation

Prior to the January 1, 2006, adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized for Company-issued stock options issued prior to fiscal year 2004. As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements.

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the company prior to their initial public offering are not included in their SFAS 123R option pool. As a result unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. We apply the Black-Scholes valuation model in determining the fair value share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006, on income before income taxes and net income was $1.4 million. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the exercise of stock options, which were previously presented as operating cash inflows in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or fiscal year 2007 for the company. We are currently completing our analysis of the impact of this new standard on our consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 14, 2006, or fiscal year 2006 for the Company. Early application is encouraged, but not required. We are currently assessing the impact, if any, the adoption of SAB No. 108 will have on the Company’s consolidated financial position and results of operations. The adoption did not have a material impact on the Company’s beginning retained earnings.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS NO. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.

In March 2006, we entered into an interest rate collar agreement effective as of December 23, 2006, with a fixed notional amount of $76.7 million until December 23, 2007, which then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%. At December 31, 2006, the interest rule collar agreement had a negative fair value of $97,254.

As of December 31, 2006, we had $273.1 million of total debt and capital lease obligations of which $215.7 million was bearing interest at variable rates approximating 7.1% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $2.3 million during the year ended December 31, 2006.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2006, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 8.	Consolidated Financial Statements and Supplementary Data

Our Financial Statements and the accompanying Notes that are filed as part of this report are listed under “PART IV, ITEM 15. Financial Statements Schedules and Reports” and are set forth beginning on page F-1 immediately following the signature pages of this report.

Item 9.	Changes in and Disagreements with Accountants On Accounting And Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2006. Management’s report is included with our Consolidated Financial Statements under Part IV, Item 15 of this annual report on Form 10-K.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Board of Directors

Our Board of Directors currently consists of seven directors. Our directors are elected annually. There are no family relationships among any of the directors or executive officers of the company. The following table sets forth, with respect to each director, his name, the year in which he first became a director of the company, and his age as of March 1, 2007.

	Year First
Name	Elected		Age

Sathiyamurthy Chandramohan	1998	(1)	48
Kumarakulasingam Suriyakumar	1998	(1)	53
Thomas J. Formolo	2000	(2)	42
Dewitt Kerry McCluggage	2006		52
Mark W. Mealy	2005		49
Manuel Perez de la Mesa	2002	(3)	49
Eriberto R. Scocimara	2006		71

(1)	Served as an advisor of Holdings since 1998 and as a director of ARC since October 2004.

(2)	Served as an advisor of Holdings since 2000 and as a director of ARC since October 2004.

(3)	Functioned as a director of Holdings since 2002 and served as a director of ARC since October 2004.

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

Thomas J. Formolo has served as an advisor of Holdings since April 2000 and has served as a director of American Reprographics Company since October 2004. Since 1997, Mr. Formolo has been a partner of CHS, a private equity firm based in Chicago, Illinois, that specializes in leveraged buyout and recapitalizations of middle market companies in partnership with company management through its private equity funds. He has been employed by CHS’s affiliates since 1990.

Dewitt Kerry McCluggage was appointed as a director of American Reprographics Company in February 2006. Mr. McCluggage has served as the President of Craftsman Films, Inc., which produces motion pictures and television programs, since January 2002. Mr. McCluggage has also served as the Co-Chairman of Allumination Filmworks, a distributor of home videos, since March 2005. From 1991 to 2003, Mr. McCluggage served as Chairman of the Paramount Television Group where he was responsible for overseeing television operations. Prior to that, Mr. McCluggage served as President of Universal Television from 1987 to 1991.

Mark W. Mealy was appointed as a director of American Reprographics Company in March 2005. Mr. Mealy has served as Managing Partner of Colville Capital LLC, a private equity firm since October 2005. Mr. Mealy also served as the Managing Director and Group Head of Mergers and Acquisitions of Wachovia Securities, Inc., an investment banking firm, from March 2000 until October 2004. Mr. Mealy served as the Managing Director, Mergers and Acquisitions of First Union Securities, Inc., an investment banking firm, from April 1998 to March 2000. Mr. Mealy also serves as a director of Morton Industrial Group, Inc. a metal fabrication supplier to off-highway construction and agricultural equipment markets.

Manuel Perez de la Mesa functioned as a director for Holdings from July 2002 until his appointment as a director of American Reprographics Company in October 2004. Mr. Perez de la Mesa has been Chief Executive Officer of Pool Corporation, a wholesale distributor of swimming pool supplies and related equipment, since May 2001 and has also been the President of Pool Corporation since February 1999. Mr. Perez de la Mesa served as Chief Operating Officer of Pool Corporation from February 1999 to May 2001. Mr. Perez de la Mesa serves as a director of Pool Corporation.

Eriberto R. Scocimara was elected as a director of American Reprographics Company in May 2006. Mr. Scocimara has served as the President and Chief Executive Officer of the Hungarian-American Enterprise Fund, a privately managed investment company created by the President and Congress of the United States and funded by the U.S. Government, since 1994. Mr. Scocimara also has served as the President and Chief Executive Officer of Scocimara & Company, Inc, a financial consulting firm, since he founded the company in 1984. Mr. Scocimara has over 30 years of experience in corporate management, acquisitions and operational restructuring. Mr. Scocimara serves as a director of Carlisle Companies Incorporated, Roper Industries, Inc., Quaker Fabric Corporation and Euronet Worldwide, Inc.

Executive Officers of the Registrant

Our executive officers are appointed annually by our Board of Directors and serve at the discretion of our Board of Directors. The names, ages and positions of all of our executive officers as of February 28, 2007 are listed below:

Name	Age	Position

Sathiyamurthy Chandramohan	48	Chief Executive Officer; Chairman of the Board of Directors
Kumarakulasingam Suriyakumar	53	President; Chief Operating Officer; Director
Jonathan R. Mather	56	Chief Financial Officer; Secretary
Rahul K. Roy	47	Chief Technology Officer

The following is a brief description of the business experience of each of our executive officers during the past five years and their other affiliations. Biographical information for Messrs. Chandramohan and Suriyakumar is provided above under “Board of Directors.”

Jonathan R. Mather joined American Reprographics Company as its Chief Financial Officer in December 2006. From 2001 to 2006, Mr. Mather was employed at NETGEAR, a manufacturer of computer networking products, as its Executive Vice President and Chief Financial Officer. Before NETGEAR, from July 1995 to March 2001, Mr. Mather worked at Applause Inc., a consumer products company, where he served as President and Chief Executive Officer from 1998 to 2001, as Chief Financial Officer and Chief Operating Officer from 1997 to 1998 and as Chief Financial Officer from 1995 to 1997. From 1985 to 1995, Mr. Mather was at Home Fashions Inc., a consumer products company, where he served as Chief Financial Officer from 1992 to 1995, and as Vice President, Finance of an operating division, Louverdrape, from 1988 to 1992. Prior to that, he spent more than two years at the semiconductor division of Harris Corporation, a communications equipment company, where he served as the Finance Manager of the offshore manufacturing division. He has also worked in public accounting for four years with Coopers & Lybrand (now part of PricewaterhouseCoopers LLP) and for two years with Ernst & Young.

Rahul K. Roy joined Holdings as its Chief Technology Officer in September 2000. Prior to joining our company, Mr. Roy was the Founder, President and Chief Executive Officer of MirrorPlus Technologies, Inc., which developed software for the reprographics industry, from August 1993 until it was acquired by us in 1999. Mr. Roy also served as the Chief Operating Officer of InPrint, a provider of printing, software, duplication, packaging, assembly and distribution services to technology companies, from 1993 until it was acquired by us in 1999.

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

The members of our Audit Committee are Mark W. Mealy, Manuel Perez de la Mesa, and Eriberto R. Scocimara. Our Board of Directors has determined that all members of our Audit Committee meet the applicable tests for independence and the requirements for financial literacy that are applicable to audit committee members under the rules and regulations of the SEC and NYSE. Our Board of Directors has determined that Mr. Perez de la Mesa is an “audit committee financial expert” as defined by the applicable rules of the SEC and NYSE as a result of his education and experience actively supervising a principal financial officer and controller. Our Board of Directors has determined that Mr. Mealy is also an “audit committee financial expert” as defined by the applicable rules of the SEC and NYSE, as a result of his substantial familiarity and experience with the use and analysis of financial statements of public companies. For the last 15 years, Mr. Mealy has served in various positions in which he analyzed financial statements in connection with the refinance, recapitalization and restructure of debt and equity securities and the evaluation of mergers and acquisitions. Our board of directors has determined that Mr. Scocimara is also an “audit committee financial expert” as defined by the applicable rules of the SEC and NYSE, as a result of his substantial familiarity and experience with the use and analysis of financial statements of public companies. For more than 35 years Mr. Scocimara has served in various positions in which he analyzed financial statements in connection with corporate management, financial consulting, acquisition and development of manufacturing companies, and operational restructuring. Mr. Scocimara has also served as audit committee chair for Roper Industries, Inc., Carlisle Companies Incorporated, and Quaker Fabric Corporation, publicly-owned companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors and certain officers of the company and persons who own more than ten percent of our common stock to file with the SEC initial reports of beneficial ownership (Form 3) and reports of subsequent changes in their beneficial ownership (Form 4 or Form 5) of ARC’s common stock. Such directors, officers and greater-than-ten-percent stockholders are required to furnish us with copies of the Section 16(a) reports they file. The SEC has established specific due dates for these reports, and ARC is required to disclose in this report any late filings or failures to file.

Based solely on our review of copies of the Section 16(a) reports received or written representations from such officers, directors and more than ten percent stockholders, we believe that all Section 16(a) filings applicable to our officers, directors and more than ten percent stockholders were complied with during the fiscal year ended December 31, 2006, except for the following: (i) Jonathan R. Mather, our Chief Financial Officer, filed a Form 5 on February 21, 2007 which included the late reporting of a stock option grant effective December 4, 2006; (ii) Rahul K. Roy, our Chief Technology Officer, filed a Form 5 on February 14, 2007, which included the late reporting of the grant of a stock option on February 21, 2006 and filed a Form 5 amendment on February 26, 2007 which included the late reporting of a grant of restricted shares on November 10, 2006, (iii) Mark W. Legg, our former Chief Financial Officer, filed a Form 5 on February 14, 2007, which included the late reporting of the grant of a stock option on February 21, 2006, and (iv) Billy E. Thomas, who owned greater than ten percent of our stock until

April 11, 2005, filed a Form 4 on April 19, 2006, which included the late reporting of a disposition of stock that brought this ownership to less than ten percent.

Code of Ethics

We have adopted a Code of Conduct applicable to all employees, officers and directors, including our Chief Executive Officer, our Chief Financial Officer and our controller, which meets the definition of a “code of ethics” set forth in Item 406 of Regulation S-K of the Exchange Act.

A copy of our Code of Conduct, as defined under Item 406 of Regulation S-K, including any amendments thereto or waivers thereof, Corporate Governance Guidelines, and Board Committee Charters can be accessed on our website www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page and then selecting “Corporate Governance” from the Investor Relations webpage. We will post any amendments to the Code of Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our internet site. We will make printed copies of our Code of Conduct, Corporate Governance Guidelines and Board Committee Charters available to any stockholder, at no cost, upon written request to the company at 1981 N. Broadway, Suite 385, Walnut Creek, California 94596, Attention: David Stickney, Vice President of Corporate Communications.

Certain Executive Officer Certifications

Our common stock is listed on the NYSE. As required by Section 303A.12 of the NYSE Listed Company Manual, we have filed as exhibits to this Form 10-K Annual Report the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 of the Sarbanes-Oxley Act of 2002.

On June 20, 2006, we submitted to the NYSE the Annual CEO Certification regarding the company’s compliance with the NYSE’s corporate governance listing standards as required by Section 303A.12 of the NYSE Listed Company Manual.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The compensation committee of the Board of Directors (“Compensation Committee”), which is comprised solely of independent directors, administers the company’s stock plan and reviews and makes recommendations to the Board of Directors regarding compensation and benefits of executive officers. After consideration of the Compensation Committee’s recommendations, the entire board of directors reviews and approves the salaries, bonuses and benefit programs for the company’s executive officers. The Compensation Committee has the authority to engage the services of outside consultants to assist it. Additionally, the Compensation Committee relies upon data, analysis and recommendations from the Chief Executive Officer.

Executive Compensation Philosophy

Our executive compensation program is designed to attract, retain and motivate our executive officers in a manner that is tied directly to achievement of our overall operating and financial goals, and in turn increase our overall equity value. We believe it is in the best interests of our stockholders and our executive officers that our compensation program, and each of its elements, be easy to calculate. We intend that this simplicity reduce the time and cost involved in setting and implementing our compensation policies and calculating payments under such policies, and increase the transparency of our compensation policies. With this in mind, our compensation program provides our executive officers with the incentive to increase our revenues and earnings per share, and allows us a framework for measuring and rewarding such performance.

Specifically, our executive compensation program for 2006 consisted of three primary elements: base salary, annual incentive bonuses (which are discussed more specifically below, and are disclosed in the Summary Compensation Table), and stock options granted to our Chief Financial Officer and our Chief Technology Officer (but not to our Chief Executive Officer or to our President and Chief Operating Officer, who are our founders and substantial stockholders of the company).

Our Compensation Committee has not adopted any formal policy for allocating compensation between long-term and short-term, between cash and non-cash, or among different forms of non-cash compensation.

Objectives

The company’s compensation objective is to link compensation to continuous improvements in corporate performance and increases in stockholder value. As an employee’s level of responsibility increases so does the percentage of compensation that is based upon this objective. The company’s executive compensation program goals include the following:

•	To establish pay levels that attract, retain and motivate highly qualified executive officers while considering the overall market competitiveness for such executive talent and balancing the relationship between total stockholder return and direct compensation;

•	To align executive officer remuneration with the interests of the stockholders;

•	To recognize superior individual performance;

•	To balance base and incentive compensation to complement the company’s annual and longer term business objectives and strategies and encourage the fulfillment of those objectives and strategies through executive officer performance;

•	To provide compensation opportunities based on the company’s performance; and

•	To encourage equity participation by executive officers.

The Compensation Committee believes these goals apply equally to the company’s non-executive senior management, and has established that annual incentive bonuses and stock option grants be included as fundamental elements of senior management compensation.

Elements of Executive Compensation

Executive compensation consists of the following elements:

Base Salary.  Base salaries for our executives are established based on the scope of their responsibilities, taking into account competitive market compensation paid by similarly sized companies for similar positions. Prior to entering into employment agreements with our executive officers in February 2005, under which their base salaries were established, our then governing board of advisors (prior to our reorganization as a Delaware corporation), which consisted of our Chief Executive Officer, Mr. Chandramohan, our President and Chief Operating Officer, Mr. Suriyakumar, and Andrew W. Code, Thomas J. Formolo and Marcus J. George of Code Hennessy & Simmons LLC, engaged a prominent compensation consulting firm to provide competitive compensation benchmarking data regarding base salary, annual incentive bonuses, long-term incentive compensation, and other elements of executive remuneration for each of our executive officer positions, and recommendations for contracts between us and our executive officers.

The surveys conducted by the compensation consultant of chief executive officers, presidents and chief operating officers, chief financial officers, and chief technology officers included companies with annual revenues between $300 million and $600 million, with median revenue of approximately $425-450 million for the survey samples, by position, which approximated our net revenues for the fiscal year ended December 31, 2004.

Based on the survey data and recommendations of our compensation consultant, we entered into employment agreements with three-year initial terms with each of our executive officers setting their base salaries within approximately 10% of the salaries proposed in our compensation consultant’s report for our Chief Executive Officer, President and Chief Operating Officer, and Chief Technology Officer, and just below the median chief financial officer base salary identified in the survey data.

We have not adjusted the base salaries for our Chief Executive Officer, President and Chief Operating Officer, or Chief Technology Officer since entering into the February 2005 employment agreements with them, which agreements fixed their base salaries for three years. In connection with the hiring of a new Chief Financial Officer in

December 2006, we entered into an employment agreement with a three-year initial term that sets our Chief Financial Officer’s base salary. In determining the base salary, we considered the growth in our current revenues since the date of our compensation consultant’s report, as well as current market competitive factors.

Annual Incentive Bonus.  We utilize annual bonuses payable in cash or, at an executive officer’s election, in shares of our common stock, to focus corporate behavior on achievement of goals for improved financial performance, and achievement of specific annual objectives. Our annual incentive bonuses, as opposed to our stock option and restricted stock grants described below, are designed to immediately reward our executive officers for their performance during the most recent fiscal year. We believe that the immediacy of these annual bonuses, in contrast to equity grants vesting over greater time, provides significant incentive to our executive officers to drive the company’s financial performance and meet their respective individual objectives. We believe our annual incentive bonuses are an important motivating factor for our executive officers, in addition to being a significant factor in attracting and retaining our executive officers.

We adopted the recommendation of our compensation consultant to base the annual incentive bonuses for Messrs. Chandramohan and Suriyakumar solely on year-over-year growth of our pre-tax earnings per share on a fully-diluted basis (“EPS”). Pursuant to our employment agreements with these executive officers, they are entitled to receive an incentive bonus in an amount equal to $60,000 for each full percentage point by which our EPS for the fiscal year exceeds by more than 10% the EPS for the immediately preceding fiscal year, after taking into account the amounts of the incentive bonuses earned by both of them.

Thus, for example, if the EPS for an immediately preceding fiscal year was $1.00, an incentive bonus of $60,000 would be due to our Chief Executive Officer and to our President/Chief Operating Officer for the succeeding fiscal year if the EPS that year exceeds $1.11, but is less than $1.12. Under their employment agreements, Messrs. Chandramohan and Suriyakumar can elect to receive such incentive bonus in cash or in shares of our common stock.

Notwithstanding our annual incentive bonus agreements with our Chief Executive Officer and our President/Chief Operating Officer, given the significant expected savings to the company resulting from the financial restructuring of our debt in December 2005, the company and Messrs. Chandramohan and Suriyakumar agreed that annual incentive bonuses that would have been earned by them for our fiscal year ended December 31, 2006, and payable during our fiscal year ending December 31, 2007, will be waived given that our reduced interest costs would have resulted in incentive bonuses greater than originally contemplated.

As recommended by our compensation consultant, and by contrast to the annual incentive bonuses available to our Chief Executive Officer and our President/Chief Operating Officer, our Chief Financial Officer and Chief Technology Officer are eligible to earn annual incentive bonuses by successfully completing individual performance criteria during the fiscal year. These goal-oriented awards are intended to be responsive to changing internal and external business conditions and objectives from year to year. Accordingly, each year objectives are established for these executive officers against which their actual performance is subsequently measured at year-end.

The objectives for our Chief Technology Officer are determined jointly by our Chief Executive Officer and our President/Chief Operating Officer annually. These objectives include critical technology initiatives and enhancements to our suite of reprographics technology products. Our Chief Executive Officer annually identifies performance objectives for our Chief Financial Officer that relate to Sarbanes-Oxley Act compliance, internal auditing, corporate budgets, financial reporting systems, and our financial performance. Our Compensation Committee annually reviews and approves the performance objectives proposed for these executive officers, and approves any annual incentive bonus payments to them.

2005 Stock Plan.  We believe that equity grants provide our executive officers with a strong link to our long-term performance, create an ownership culture, and closely align the interests of our executive officers and our stockholders. We seek to create an environment where employees have a vested interest in the performance of the company’s stock.

Our Chief Financial Officer, Chief Technology Officer, and all management-level employees are eligible to receive stock options pursuant to the American Reprographics Company 2005 Stock Plan (“2005 Stock Plan”). The individual option grant levels for all employees in 2006 were based on each respective employee’s scope of responsibility. Our Compensation Committee has reviewed other forms of long-term equity compensation. Considering the impact of alignment with stockholder interests, accounting costs, perceived value, and cash cost to the company, the Compensation Committee believes that long-term equity incentive primarily in the form of stock options is the best alternative.

Stock options granted in 2006, other than options granted to Mr. Mather, generally vest at the rate of 20% annually over five years or 25% annually over four years. The stock option granted to Mr. Mather vests at the rate of 25% upon the first anniversary of his employment and 1/48th monthly thereafter. We have designed our vesting schedules to encourage stock ownership by our employees and as a means of motivating and retaining them. Nevertheless, there are no specific guidelines regarding employee ownership of the company’s stock. Our current practice is to grant stock options at the first Compensation Committee meeting of the year, which is normally held in February.

The stock options granted in 2006 were incentive stock options, except for options granted to Mr. Mather. The stock options granted in 2006 to Mr. Mather, and all stock options the Compensation Committee intends to grant in 2007, are nonstatutory stock options.

Restricted Stock Awards.  In addition to stock options, the 2005 Stock Plan authorizes us to grant restricted shares of our stock. We believe such a grant of restricted stock rewards exceptional performance that drives significant business objectives and is consistent with our executive compensation philosophy. Our Compensation Committee determines the performance-based conditions for an award of restricted stock, and the conditions for vesting of restricted shares, as it determines to be appropriate.

To date, the only restricted stock award we have made was to our Chief Technology Officer, Rahul K. Roy, in connection with the successful development of our Sub-Hub software product, as more fully described in the “Executive Compensation” section below.

Employee Stock Purchase Plan.  We offer all of our employees, including our executive officers, the opportunity to purchase our common stock through a tax-qualified employee stock purchase plan (“ESPP”). Under the ESPP, employees may elect to purchase annually, at a five percent discount (applied to the closing price of our common stock on the NYSE on the date of purchase(s)) up to the lesser of (a) 400 shares of our common stock, or (b) that number of shares of our common stock having an aggregate fair market value of $25,000.

Other Compensation.  Our executive officers are entitled to participate in our health, life and disability insurance plans, and our 401(k) plan to the same extent that our other employees are entitled to participate. Our employment agreements with Messrs. Chandramohan, Suriyakumar, Legg and Roy also provide for payment of certain perquisites, including without limitation, automobile leasing and club membership dues.

We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth therein) or levels of benefits provided thereunder.

Change in Control and Severance Arrangements.  We grant change in control and severance arrangements to our executive officers, as we believe that granting these arrangements to our executive officers is an important element in retaining such employees, and that such arrangements are elements of competitive market compensation, given information furnished by our compensation consultant. Currently, Messrs. Chandramohan, Suriyakumar, Roy, our current Chief Financial Officer, Jonathan R. Mather, and our former Chief Financial Officer, Mark W. Legg, have change in control and severance arrangements, which are described in the “Employment Contracts, Termination of Employment and Change in Control Arrangements” section below.

Summary.  After its review of all existing programs, consideration of current market and competitive conditions, and alignment with the company’s overall compensation objectives and philosophy, our Compensation Committee believes that the total compensation program for our executive officers is focused on increasing value for stockholders and enhancing the company’s performance. The Compensation Committee currently believes that a significant portion of compensation of executive officers is properly tied to stock appreciation or stockholder value through stock options and annual incentive bonus measures. Our Compensation Committee believes that our executive compensation levels are competitive with the compensation programs offered by other corporations with which we compete for executive talent.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based upon such review and discussions, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in this report.

THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Manuel Perez de la Mesa
Dewitt Kerry McCluggage
Thomas J. Formolo

Executive Compensation

The following table provides information regarding the compensation earned during the fiscal year ended December 31, 2006 by our Chief Executive Officer, our current Chief Financial Officer, our former Chief Financial Officer, and our additional two executive officers who were employed by us as of December 31, 2006.

Summary Compensation Table

											Change in
											Pension
											Value and
											Non-Qualified
									Non-Equity		Deferred
					Stock		Option		Incentive Plan		Compensation	All Other
Name and Principal		Salary		Bonus	Awards		Awards(2)		Compensation		Earnings	Compensation		Total
Position(1)	Year	($)		($)	($)		($)		($)		($)	($)		($)

Sathiyamurthy Chandramohan,	2006	650,000		(3)										650,000
Chief Executive Officer
Jonathan R. Mather,	2006	27,692	(5)				1,888,500	(6)						1,916,192
Chief Financial Officer(4)
Kumarakulasingam Suriyakumar,	2006	650,000		(7)										650,000
President & Chief Operating Officer
Rahul K. Roy,	2006	400,000			1,000,000	(8)	147,150		300,000	(9)		18,291	(10)	1,865,441
Chief Technology Officer
Mark W. Legg,	2006	250,000					147,150		100,000	(12)		22,924	(13)	520,074
former Chief Financial Officer(11)

(1)	In addition to our principal executive officer, our principal financial officer, and our former principal financial officer, our only other “executive officers” (as defined in Rule 3b-7 of the Exchange Act) were our President/Chief Operating Officer, Mr. Suriyakumar, and our Chief Technology Officer, Mr. Roy.

(2)	The amounts were computed in accordance with FAS 123R.

(3)	Given the significant expected savings to the company resulting from the financial restructuring of our debt in December 2005, the company and Mr. Chandramohan agreed that the annual incentive bonus that would have been earned by him for the year ended December 31, 2006 based on year-over-year growth of our EPS will be waived because our reduced interest costs would have resulted in an incentive bonus to Mr. Chandramohan greater than originally contemplated.

(4)	Mr. Mather commenced employment with us December 4, 2006.

(5)	Mr. Mather’s annual base salary is $360,000.

(6)	Mr. Mather was granted an option to purchase 150,000 shares of our common stock under the 2005 Stock Plan, at an exercise price equal to $33.10 — the closing price of our common stock on the NYSE on his first day of employment.

(7)	Given the significant expected savings to the company resulting from the financial restructuring of our debt in December 2005, the company and Mr. Suriyakumar agreed that the annual incentive bonus that would have been earned by him for the year ended December 31, 2006 based on year-over-year growth of our EPS will be waived because our reduced interest costs would have resulted in an incentive bonus to Mr. Suriyakumar greater than originally contemplated.

(8)	Pursuant to a December 7, 2004 Agreement to Grant Stock with Mr. Roy, we granted him 28,253 restricted shares of our common stock with an aggregate value of $1,000,000 upon successful completion of software for our Sub-Hub product. As of November 10, 2006, such software had been completed pursuant to our specifications, and Mr. Roy was granted 28,253 shares (determined by the average NYSE closing price for the 10 days immediately preceding the fifth day prior to grant). Such shares remain subject to a reacquisition option in favor of the company for failure to satisfactorily maintain and enhance our Sub-Hub software product, which reacquisition option lapses on November 10, 2011.

(9)	Annual incentive bonus earned by Mr. Roy for completing specific deliverables related to our suite of reprographics technology during the year ended December 31, 2006.

(10)	Consists of club membership dues of $2,448, auto lease payments of $13,308, $1,632 401(k) matching contribution, and life insurance premiums of $903.

(11)	Mr. Legg resigned as our Chief Financial Officer effective December 4, 2006.

(12)	Includes $100,000 incentive bonus for meeting objectives during the year ended December 31, 2006, pursuant to Mr. Legg’s employment agreement related to Sarbanes-Oxley Section 404 compliance, completion of an internal audit plan, and the company’s cash flow from operations.

(13)	Consists of club membership dues of $6,924, auto lease payments of $13,269, $1,975 401(k) matching contribution, and life insurance premiums of $756.

Grants of Plan-Based Awards

All plan-based stock option awards granted to our executive officers in our fiscal year ended December 31, 2006, except the award granted to Mr. Mather, were incentive stock options, to the extent permissible under the Internal Revenue Code. Pursuant to the 2005 Stock Plan, the exercise price per share of each such option granted to our executive officers (other than Mr. Mather) was based upon the closing sales price for our common stock as quoted on the NYSE on the last trading day prior to the date of grant. Pursuant to Mr. Mather’s employment agreement, the exercise price per share of his option is equal to the closing price of our common stock on the NYSE on December 4, 2006, the date Mr. Mather’s employment commenced.

Pursuant to our Agreement to Grant Stock with Mr. Roy, we granted him restricted shares of our common stock with an aggregate value of $1,000,000, based upon the average NYSE closing price for the 10 trading days immediately preceding the fifth trading day prior to the November 10, 2006 grant.

All plan-based awards were granted under the 2005 Stock Plan.

Grants of Plan-Based Awards

									All Other		All Other
									Stock		Option
									Awards;		Awards;		Exercise
									Number		Number of		or Base
									of Shares		Securities		Price of	Market
									of Stock		underlying		Option	Price on
	Grant		Estimated Future Payouts under			Estimated Future Payouts under			or Units		Options		Awards	Grant
Name	Date		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			(#)		(#)		($/Sh)	Date(1)
			Threshold	Target	Maximum	Threshold	Target	Maximum
			($)	($)	($)	(#)	(#)	(#)

Sathiuamurthy Chandramohan
Jonathan R. Mather	12/4/06	(2)									150,000		33.10	33.10
Kumarakulasingam Suriyakumar
Rahul K. Roy	2/21/06										15,000	(3)	25.95	26.00
	11/10/06								28,253	(4)				32.25	(5)
Mark W. Legg	2/21/06										15,000	(3)	25.95	26.00

(1)	Under the 2005 Stock Plan in effect on December 31, 2006, the exercise price for an option grant is the NYSE closing price of our common stock on the last market trading day before the grant date.

(2)	Pursuant to Mr. Mather’s December 4, 2006 employment agreement, we granted him an option to purchase 150,000 shares of our common stock under the 2005 Stock Plan, at an exercise price equal to $33.10. The option vests at the rate of 25% upon the first anniversary of his employment and 1/48th each month thereafter.

(3)	Option vests 20% annually over 5 years.

(4)	Pursuant to a December 7, 2004 Agreement to Grant Stock with Mr. Roy, we granted him 28,253 restricted shares of our common stock with an aggregate value of $1,000,000 upon successful completion of software for our Sub-Hub product. As of November 10, 2006, such software had been completed pursuant to our specifications. Based on average NYSE closing price for the 10 days immediately preceding the fifth day prior to grant, pursuant to the December 7, 2004 Agreement to Grant Stock with Mr. Roy. Such shares remain subject to a reacquisition option in favor of the company for failure to satisfactorily maintain and enhance our Sub-Hub software product, which reacquisition option lapses on November 10, 2011.

(5)	Granted November 10, 2006

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2006, including the value of the stock awards.

Outstanding Equity Awards at Fiscal Year-End

Name	Option Awards						Stock Awards
											Equity
											Incentive
										Equity	Plan
										Incentive	Awards:
										Plan	Market or
				Equity						Awards;	Payout
				Incentive						Number of	Value of
				Plan Awards;					Market	Unearned	Unearned
	Number of	Number of		Number of			Number of		Value of	Shares,	Shares,
	Securities	Securities		Securities			Shares or		Shares or	Units or	Units or
	underlying	underlying		underlying			Units of		Units of	Other	Other
	Unexercised	Unexercised		Unexercised	Option		Stock that		Stock that	Rights that	Rights that
	Options	Options		Unearned	Exercise	Option	Have Not		Have Not	Have Not	Have Not
	(#)	(#)		Options	Price	Expiration	Vested		Vested	Vested	Vested
	Exercisable	Unexercisable		(#)	($)	Date	(#)		($)	(#)	($)

Sathiyamurthy Chandramohan
Jonathan R. Mather		150,000	(1)		33.10	12/4/2016
Kumarakulasingam Suriyakumar
Rahul K. Roy	24,000				4.88	1/2/2011	28,253	(2)	941,107
	80,000	20,000	(3)		5.25	5/10/2012
	300,000				5.25	5/10/2012
	40,000	60,000	(3)		5.85	5/30/2014
		15,000	(3)		25.95	2/21/2016
Mark W. Legg		15,000	(3)		25.95	2/21/2016

(1)	The option vests at the rate of 25% upon the first anniversary of his employment and 1/48th each month thereafter.

(2)	Restricted shares remain subject to a reacquisition option in favor of the company for failure to satisfactorily maintain and enhance our Sub-Hub software product, which reacquisition option lapses on November 10, 2011.

(3)	Option vests 20% annually over 5 years.

Option Exercises and Stock Vested at Fiscal Year-End

The following table presents certain information concerning the exercise of options by each of the named executive officers during the fiscal year ended December 31, 2006.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares	Value	Number of Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)

Sathiyamurthy Chandramohan
Jonathan R. Mather
Kumarakulasingam Suriyakumar
Rahul K. Roy	200,000	5,924,540
Mark W. Legg	15,000	370,098

Pension Benefits

None of our executive officers participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our executive officers participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Employment Contracts, Termination of Employment and Change in Control Arrangements

On February 3, 2005, we entered into employment agreements with Messrs. Chandramohan, Suriyakumar, Roy and Legg, and on December 4, 2006, we entered into an employment agreement with Mr. Legg’s successor, Mr. Mather. Each of these employment agreements includes an initial three-year term and automatic year-to-year renewal thereafter, subject to notice of non-renewal by the Company or the executive officer. Mr. Legg voluntarily terminated his employment agreement as of February 28, 2007.

Bonus provisions under the employment agreements are described in the “Annual Incentive Bonus” section above. The employment agreements also provide for payment of group medical, disability and life insurance premiums for our executive officers and their eligible dependents. In addition, the employment agreements with Messrs. Chandramohan, Suriyakumar, Roy and Legg provide for payment of certain perquisites, including without limitation, automobile leasing and club membership dues. Our employment agreement with Mr. Mather provides for the grant of an option to purchase 150,000 shares of our common stock at an exercise price $33.10 per share (the closing price or our common stock on the NYSE on December 4, 2006, the date Mr. Mather’s employment commenced).

Change in Control and Severance Arrangements.  The employment agreements between us and Messrs. Chandramohan, Suriyakumar, Roy and Mather each include change in control and severance arrangements, which provide as follows:

•	For each of Messrs. Chandramohan and Suriyakumar, if terminated without cause or employment terminates for “good reason” (as discussed below), each is entitled to receive: (a) his base salary through the February 3, 2008 expiration of the employment agreement term; (b) continued payment of premiums for him and his eligible dependants to remain covered by our group medical insurance programs, until the earlier of (i) medical insurance coverage being available through another employer, (ii) termination of eligibility for his children under our policies and applicable laws, or (iii) qualification of him and his spouse, in each instance, for Medicare coverage; (c) continued payment of employer-paid benefits, including without limitation, the lease of automobiles, through the February 3, 2008 expiration of the employment agreement term; and (d) immediate vesting of any unvested stock options, restricted stock or similar rights granted to him as of the effective date of termination. As of December 31, 2006, payment of all the foregoing in connection with termination of Mr. Chandramohan employment without cause or for good reason would have totaled approximately $729,426, and payment of all of the foregoing in connection with termination of Mr. Suriyakumar’s employment without cause or for good reason would have totaled approximately

$724,486. Neither Mr. Chandramohan nor Mr. Suriyakumar had any unvested stock options, restricted stock or similar rights as of December 31, 2006.

•	For Mr. Roy, if terminated without cause or employment terminates for “good reason” (as discussed below), he is entitled to receive: (a) his then base salary through the February 3, 2008 expiration of the employment agreement term, provided that in the event such termination occurs for good reason because of a change of control, such payment of base salary shall continue for the greater of (i) the then remaining term of the agreement, or (ii) twelve months; (b) continued payment of premiums for him and his eligible dependants to remain covered by our group medical insurance programs for the period in which he is entitled to continue to receive his base salary; (c) continued payment of employer-paid benefits, including without limitation, automobile leasing, for the period in which he is entitled to continue to receive his base salary; and (d) immediate vesting of all unvested stock options, restricted stock or similar rights granted to him as of the effective date of termination. As of December 31, 2006, payment of all the foregoing in connection with termination of Mr. Roy’s employment without cause or for good reason would have totaled approximately $470,857. Accelerated vesting of Mr. Roy’s outstanding stock options would have resulted in vesting of 123,253 shares of common stock subject to unvested options as of December 31, 2006, with an aggregate fair market value of $4,105,557 based on the NYSE closing price on the last trading day most recently preceding that date.

•	For Mr. Mather, if terminated without cause or employment terminates for “good reason” (as discussed below), he is entitled to receive: (a) his base salary for nine months following the effective date of termination; (b) continued payment of premiums for Mr. Mather and his eligible dependants to remain covered by our group medical insurance programs for nine months following the effective date of termination; (c) in the event the effective date of termination occurs before the December 4, 2007 first anniversary of Mr. Mather’s commencement of employment with us, accelerated vesting of all stock options, restricted stock or similar rights granted to Mr. Mather that would have vested as of the first anniversary of his employment; (d) in the event the effective date of termination occurs after December 4, 2007, immediate vesting of all unvested stock options, restricted stock or similar rights granted to him as of the effective date of termination; and (e) a pro-rated incentive bonus based on the number of days Mr. Mather is employed with us during the fiscal year in which his employment is terminated. As of December 31, 2006, payment of all of the foregoing in connection with termination of Mr. Mather’s employment without cause or for good reason would have totaled approximately $300,051. Accelerated vesting of outstanding stock options that would have been vested as of the December 4, 2007 first anniversary of Mr. Mather’s employment with us but for his termination without cause or for good reason before that date would result in vesting of 37,500 shares of common stock subject to unvested options as of December 31, 2006, with an aggregate fair market value of $1,249,125 based on the NYSE closing price on the last trading day most recently preceding that date.

The severance payments and benefits described above are only payable if the executive officer executes and delivers to us an agreement releasing us and our related parties for all claims and liabilities that the executive officer may have against us and our related parties.

Under each of our employment agreements with Messrs. Chandramohan, Suriyakumar, Roy, and Mather, cause is defined to include a willful refusal to perform the duties set forth in the agreement or as delegated to him (subject to a 30-day cure period following written notice in each case), gross negligence, self dealing or willful misconduct injurious to the company, fraud or misappropriation of our business and assets, habitual insobriety or use of illegal drugs, any felony conviction or guilty plea that harms the reputation or business of the company, or material breach of the employment agreement or material policy of ours that is not cured within 30 days of written notice.

Each employment agreement with Messrs. Chandramohan, Suriyakumar, Roy, and Mather provides that termination of employment by the executive officer for good reason means a material change in his respective duties and responsibilities set forth in the employment agreement, without his written consent, a reduction in his compensation, other than as expressly provided in the employment agreement, a material breach by the company of any other material terms of the employment agreement, or a change of control, as a result of which he is not offered the same or comparable position in the surviving company, or 12 months after accepting such position, he is terminated without cause, or he terminates his employment for good reason, as provided in the employment agreement. In addition, under Mr. Mather’s agreement, termination for good reason includes a termination resulting from relocation of his principal office to a site greater than 50 miles from Glendale, California.

Under each employment agreement between us and Messrs. Chandramohan, Suriyakumar, Roy, and Mather, a change of control means: (a) our being merged with any other corporation, as a result of which we are not the surviving company or our shares are not exchanged for or converted into more than 50% of the voting securities of the merged company; (b) our sale or transfer of all or substantially all of our assets; or (c) any third party becoming the beneficial owner in one transaction or a series of transactions within 12 months, of at least 50% of our voting securities.

Proprietary Information and Invention Assignment Agreements.  Each of our executive officer’s employment agreements also includes customary covenants with respect to proprietary information and inventions. Among other things, the agreements obligate each named executive officer to refrain from disclosing any of our proprietary information received during the course of employment and, subject to an exception under the California Labor Code, to assign to us any inventions conceived or developed during the course of employment.

Director Compensation

We pay an annual cash fee of $40,000 to each of our non-employee directors, payable quarterly. In addition, non-employee directors receive $5,000 cash per year for duties as chair of any committee of our Board of Directors.

In addition to cash fees, we also grant each non-employee director a nonstatutory stock option under our 2005 Stock Plan to purchase that number of shares having an aggregate grant date value equal to $50,000, as computed in accordance with FAS 123R. Such grants are made on the date of our annual meeting of stockholders, without any further action of our Board of Directors, and compensates each non-employee director for his or her service since the later of (a) the last preceding annual meeting of stockholders, or (b) the date on which he or she was elected or appointed for the first time to be a non-employee director. Options granted to our non-employee directors expire three months after termination of service as director.

Directors who are our employees are not compensated for their services as directors.

We reimburse our employee and non-employee directors for reasonable travel expenses relating to attendance at our board meetings and participating in director continuing education.

Director Compensation

							Change in
							Pension
	Fees						Value and
	Earned or					Non-Equity	Nonqualified
	Paid in		Stock	Option		Incentive Plan	Deferred	All Other
	Cash		Awards	Awards(1)		Compensation	Compensation	Compensation	Total(2)
Name	($)		($)	($)		($)	Earnings	($)	($)

Sathiyamurthy Chandramohan(3)
Kumarakulasingam Suriyakumar(3)
Andrew W. Code(4)
Thomas J. Formolo(5)	40,000			50,000	(14)				90,000
Edward D. Horowitz(6)
Dewitt Kerry McCluggage(7)	45,000	(11)		50,000	(14)				95,000
Mark W. Mealy(8)	45,000	(12)		50,000	(14)				95,000
Manuel Perez de la Mesa(9)	45,000	(13)		50,000	(14)				95,000
Eriberto R. Scocimara(10)	40,000			50,000	(14)				90,000

(1)	Reflects options granted under the 2005 Stock Plan, as described above. One-twelfth of the shares included in the options granted to non-employee directors vest monthly from the date of grant.

(2)	Table does not include reimbursement for travel expenses to attend board meetings.

(3)	Except for reimbursement for travel expenses to attend board meetings, Messrs. Chandramohan and Suriyakumar were not compensated for their services as directors.

(4)	Mr. Code resigned from our board effective January 20, 2006. As of December 31, 2006, no options to purchase shares of stock under the 2005 Stock Plan awarded to Mr. Code were outstanding.

(5)	As of December 31, 2006, options to purchase 13,851 shares of stock under the 2005 Stock Plan awarded to Mr. Formolo were outstanding.

(6)	Mr. Horowitz did not stand for re-election to our board at our May 2006 annual meeting of stockholders. As of December 31, 2006, no options to purchase shares of stock under the 2005 Stock Plan awarded to Mr. Horowitz were outstanding.

(7)	As of December 31, 2006, options to purchase 3,997 shares of stock under the 2005 Stock Plan awarded to Mr. McCluggage were outstanding.

(8)	As of December 31, 2006, options to purchase 13,851 shares of stock under the 2005 Stock Plan awarded to Mr. Mealy were outstanding.

(9)	As of December 31, 2006, options to purchase 39,351 shares of stock under the 2005 Stock Plan awarded to Mr. Perez de la Mesa were outstanding.

(10)	As of December 31, 2006, options to purchase 3,997 shares of stock under the 2005 Stock Plan awarded to Mr. Scocimara were outstanding.

(11)	Includes cash compensation of $5,000 for serving as chair of the nominating and corporate governance committee.

(12)	Includes cash compensation of $5,000 for serving as chair of the audit committee.

(13)	Includes cash compensation of $5,000 for serving as chair of the compensation committee.

(14)	Aggregate grant date fair value computed in accordance with FAS 123R.

Indemnification Agreements.  We have entered, and expect to continue to enter, into written indemnification agreements with each of our directors and executive officers. With certain exceptions, these agreements provide for indemnification for related expenses including, among other things, attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that these indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers. We also maintain directors’ and officers’ liability insurance.

Compensation Committee Interlocks and Insider Participation

The members of our Compensation Committee from January 2006 unitl May 2006 were Messrs. Perez de la Mesa, McCluggage and Horowitz. In May 2006, Mr. Formolo replaced Mr. Horowitz on the Compensation Committee.

During the year ended December 31, 2006, no executive officer of the company served as a director, or as a member of any compensation committee, of any other for-profit entity that had an executive officer that served on the Board of Directors or Compensation Committee of the company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information, as of February 15, 2007, regarding the beneficial ownership of our common stock by:

•	each person who is known to us to own beneficially more than 5% of our common stock;

•	all directors and named executive officers as a group; and

•	each of our directors and each of our executive officers named in the Summary Compensation Table on page 49 of this report.

The table includes all shares of common stock issuable within 60 days of February 15, 2007 upon the exercise of options and other rights beneficially owned by the indicated stockholders on that date. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power with respect to shares. The applicable percentage of ownership for each stockholder is based on 45,359,460 shares of common stock outstanding as of February 15, 2007, together with applicable options for that stockholder. Shares of common stock issuable upon exercise of options and other rights beneficially owned were deemed outstanding for the purpose of computing the percentage ownership of the person holding these options and other rights, but are not deemed outstanding for computing the percentage ownership of any other person. To our knowledge, except under applicable community property laws or as otherwise indicated in the footnotes to this table, beneficial ownership is direct and the persons named in the table below have sole voting and sole investment control regarding all shares beneficially owned.

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner	Number	Percent

Principal Stockholders:
ARC Acquisition Co., L.L.C.(1)	6,150,643	13.6%
10 S. Wacker Drive, Suite 3175 Chicago, IL 60606
Micro Device, Inc.	5,684,842	12.5%
Wellington Management Company, LLP(14)	2,976,830	6.6%
75 State Street Boston, MA 02109
Times Square Capital Management, LLC(15)	2,899,714	6.4%
1177 Avenue of the Americas — 39th Floor New York, NY 10036

	Shares Beneficially
	Owned
Name and Address of Beneficial Owner	Number	Percent

FMR Corp.(16)	2,728,700	6.0%
82 Devonshire Street Boston, MA 02109
Eagle Asset Management, Inc.(17)	2,409,843	5.3%
880 Carillon Parkway St. Petersburg, FL 33716
Directors and Named Executive Officers:
Sathiyamurthy Chandramohan(2)(4)(5)(6)	9,877,448	21.8%
Kumarakulasingam Suriyakumar(2)(4)(5)(6)(7)	9,676,351	21.3%
1981 N. Broadway, Suite 202 Walnut Creek, CA 94596
Thomas J. Formolo(3)(8)	6,181,927	13.6%
Mark W. Legg(9)	329,482	**
Jonathan Mather	0	**
Dewitt Kerry McCluggage(10)	3,330	**
Mark W. Mealy(8)(11)	63,184	**
Manuel Perez de la Mesa(12)	58,684	**
Rahul K. Roy(13)	475,253	1.0%
Eriberto R. Scocimara(10)	3,330	**
All directors and Named Executive Officers as a group (ten persons)	17,770,055	38.7%

*	Except as otherwise noted, the address of each person listed in the table is c/o American Reprographics Company, 700 North Central Avenue, Suite 550, Glendale, California 91203.

**	Less than one percent of the outstanding shares of common stock.

(1)	The sole member of ARC Acquisition Co., L.L.C. is Code Hennessey & Simmons IV LP. The general partner of Code Hennessy & Simmons IV LP is CHS Management IV LP. The general partner of CHS Management IV LP is Code Hennessy & Simmons LLC. Code Hennessy & Simmons LLC, CHS Management IV LP and Code Hennessy & Simmons IV LP may be deemed to beneficially own these shares, but disclaim beneficial ownership of shares in which they do not have a pecuniary interest. The investment committee of Code Hennessy & Simmons LLC is composed of Andrew W. Code, Daniel J. Hennessy, Brian P. Simmons, Thomas J. Formolo, Peter M. Gotsch, Steven R. Brown, David O. Hawkins and Richard A. Lobo. Messrs. Code, Hennessy, Simmons, Formolo, Gotsch, Brown, Hawkins and Lobo may be deemed to beneficially own these shares due to the fact that they share investment and voting control over shares held by ARC Acquisition Co., L.L.C., but disclaim beneficial ownership of shares in which they do not have a pecuniary interest

(2)	Includes 1,857,474 shares held by OCB Reprographics, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 22.4% and 17.6%, respectively, in OCB Reprographics, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(3)	Includes 6,150,643 shares held by ARC Acquisition Co., L.L.C. and 10,100 shares held by CHS Associates IV. Thomas J. Formolo is a member of the investment committee of Code Hennessy & Simmons LLC, the general partner of CHS Management IV LP, which in turn is the general partner of Code Hennessy & Simmons IV LP, which is the sole member of ARC Acquisition Co., L.L.C. Code Hennessy & Simmons LLC is also the general partner of CHS Associates IV. Mr. Formolo may be deemed to beneficially own the shares owned by ARC Acquisition Co., L.L.C. and CHS Associates IV, but disclaims beneficial ownership of shares in which he does not have a pecuniary interest.

(4)	Includes 5,684,842 shares held by Micro Device, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 56% and 44%, respectively, in Micro Device, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(5)	Includes 666,181 shares held by Brownies Blueprint, Inc. As Messrs. Chandramohan and Suriyakumar have ownership interests of 42% and 33%, respectively, in Brownies Blueprint, Inc. and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(6)	Includes 690,437 shares held by Dieterich Post Company. As Messrs. Chandramohan and Suriyakumar have ownership interests of 47.6% and 37.4%, respectively, in Dieterich Post Company and serve on its board of directors, each could be deemed to have beneficial ownership of all these shares. Messrs. Chandramohan and Suriyakumar each disclaim beneficial ownership of these shares except to the extent of each of their pecuniary interests therein.

(7)	Includes 701,693 shares held by the Suriyakumar Family Trust. Mr. Suriyakumar and his spouse, as trustees of the Suriyakumar Family Trust, share voting and investment power over these shares.

(8)	Includes 13,184 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 2007.

(9)	Includes 3,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 2007. Includes 326,482 shares held by the Legg Family Trust. Mr. Legg and his spouse, as trustees of the Legg Family Trust, share voting and investment power over these shares.

(10)	Includes 3,330 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 2007.

(11)	Includes 50,000 shares held by Eastover Group LLC. Mr. Mealy has controlling voting and investment power over these shares.

(12)	Includes 38,684 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 2007. Also includes 6,000 shares held by Mr. Perez’s children.

(13)	Includes 447,000 shares issuable upon exercise of outstanding stock options exercisable within 60 days of February 15, 2007. Includes 28,253 shares which remain subject to a reacquisition option in favor of the company for failure to satisfactorily maintain and enhance our Sub-Hub software product, which reacquisition option lapses on November 10, 2011.

(14)	We have obtained this information concerning the common stock beneficially owned by Wellington Management Company, LLP as of December 31, 2006 based solely on a Schedule 13G filed by Wellington Management Company, LLP on February 14, 2007. According to the Schedule 13G, Wellington Management Company, LLP has shared voting power with respect to 2,632,450 shares and shared dispositive power with respect to 2,976,830.

(15)	We have obtained this information concerning the common stock beneficially owned by Times Square Capital Management, LLC as of December 31, 2006 based solely on a Schedule 13G filed by Times Square Capital Management, LLC on February 9, 2007. According to the Schedule 13G, Times Square Capital Management, LLC has sole voting power with respect to 2,488,814 shares and sole dispositive power with respect to 2,899,714 shares.

(16)	We have obtained this information concerning the common stock beneficially owned by FMR Corp. as of December 31, 2006 based solely on a Schedule 13G filed by FMR Corp. on February 14, 2007. According to the Schedule 13G, FMR Corp. has sole dispositive power with respect to 2,728,700 shares.

(17)	We have obtained this information concerning the common stock beneficially owned by Eagle Asset Management, Inc. as of December 31, 2006 based solely on a Schedule 13G filed by Eagle Asset Management, Inc. on February 8, 2007 under the CIK for American Reprographics Company, L.L.C. but stating in the Schedule 13G that it was reporting ownership of our common stock. According to the Schedule 13G, Eagle Asset Management, Inc. has sole voting power and sole dispositive power with respect to 2,409,843 shares.

Changes in Control

Registrant does not know of any arrangements, the operation of which may at a subsequent date result in a change of control.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2006 regarding all compensation plans previously approved by our security holders and all compensations plans not previously approved by our security holders

	(a)	(b)	(c)
			Number of Securities
			Remaining Available for Future
	Number of Securities to	Weighted-Average	Issuance Under Equity
	be Issued Upon Exercise	Exercise Price of	Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by stockholders
• 2005 Stock Plan	1,683,600 (1)	$14.69	2,903,230 (2)
• 2005 Employee Stock Purchase Plan	9,032	$32.06	378,907
Equity compensation plans not approved by stockholders	—	$—	—

Total	1,692,632	$—	3,282,137

(1)	Represents outstanding options granted under the 2005 Stock Plan to acquire common stock.

(2)	The total shares of common stock currently reserved and authorized for issuance under the 2005 Stock Plan equals 5,000,000 shares of common stock. This authorization automatically increases annually on the first day of our fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by our board of directors. The board may elect to increase, with stockholder approval, or reduce the number of additional shares authorized in any given year.

Item 13.	Certain Relationships and Related Transactions

Certain of our directors, executive officers, five percent beneficial owners and their affiliates have engaged in transactions with us in the ordinary course of business. We believe these transactions involved terms comparable to terms that would be obtained from an unaffiliated third party at the times the transactions were consummated. The following is a description of these transactions during our fiscal year ended December 31, 2006.

Related Party Leases and Purchases

During our fiscal year ended December 31, 2006, we were a party to leases with entities owned by our Chief Executive Officer, Mr. Chandramohan, and our President/Chief Operating Officer, Mr. Suriyakumar, for eight of our facilities located in Los Angeles, California, San Jose, California, Irvine, California, Sacramento, California, Oakland, California, Gaithersburg, Maryland, Costa Mesa, California and Monterey Park, California. These facilities are leased to us under written lease agreements between us and our subsidiaries, Sumo Holdings LA, LLC, Sumo Holdings San Jose, LLC, Sumo Holdings Irvine, LLC, Sumo Holdings Sacramento, LLC (for both Sacramento and Oakland, California facilities), Sumo Holdings Maryland, LLC, Sumo Holdings Costa Mesa, LLC, and Dieterich-Post Company, respectively.

Messrs. Chandramohan and Suriyakumar are the only members of each of these limited liability companies, and collectively own 85% of the outstanding shares of Dieterich-Post Company.

Under these leases, we paid these entities rent in the aggregate amount of $1,583,328 in 2006. We were also obligated to reimburse these entities for certain real property taxes and the actual costs incurred by these entities for insurance and maintenance on a triple net basis.

The eight leases described above expire between March 31, 2009 and July 31, 2019.

We sold certain products and services to Thomas Reprographics, Inc., Albinson Reprographics, LLC and Thomas Reprographics of Florida, LLC. Billy E. Thomas owns 69% of Thomas Reprographics Inc., 33.3% of Albinson Reprographics, LLC and 33.3% of Thomas Reprographics of Florida, LLC. Billy E. Thomas beneficial owned more than five percent of our common stock until May 17, 2006. These three companies purchased products and services from us of approximately $257,610 during the year ended December 31, 2006.

Consulting Agreement

On February 28, 2007, we entered into a written consulting agreement with Legg Consulting LLC, which is controlled by our former Chief Financial Officer, Mark Legg, effective March 1, 2007 upon Mr. Legg’s resignation as our full-time employee. The term of the consulting agreement is one year.

Pursuant to the consulting agreement, Mr. Legg will provide us professional services related to merger and acquisition strategic planning and due diligence, transition assistance to our current Chief Financial Officer, pending accounting matters, and such other matters as we may request. We will pay Legg Consulting LLC the sum of $24,250 per month during the term of the agreement.

Policies and Procedures Regarding Related Persons Transactions

The real property leases described above were originally entered into by us between November 17, 1997 and September 23, 2003. Our Board of Directors determined that as of the February 2005 closing of our initial public offering, we would not enter into any arrangements to lease any additional facilities from Messrs. Chandramohan and Suriyakumar or their affiliates, or from any other related persons. Our Board of Directors requires that any extensions of the existing real property leases will not be approved if the proposed base rent exceeds the then-existing fair market rate in the applicable geographic market. Our Chief Financial Officer reviews relevant market data to ensure that lease term base rent for any extension term does not exceed the fair market rate and is authorized to consult with and retain the services of professionals, as necessary, to determine prevailing market rental rates.

In addition to these guidelines regarding real property leasing, written guidelines adopted by our Board of Directors require that the Board review and approve any proposed transaction with any principal stockholder, director, or executive officer, including their affiliates and other related persons. Pursuant to these guidelines, our Board of Directors reviewed and approved the compensation under the consulting agreement with Legg Consulting LLC described above.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers that provide indemnification under certain circumstances for acts and omissions that may not be covered by any directors’ and officers’ liability insurance. The indemnification agreements may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain officers’ and directors’ insurance if available on reasonable terms.

Registration Rights Agreement

On April 10, 2000, we entered into a registration rights agreement with Messrs. Chandramohan and Suriyakumar, and with certain other holders of our common stock and holders of warrants to purchase our common stock, including entities affiliated with our director, Mr. Formolo, and our former director, Mr. Code, which registration rights agreement was amended as of December 29, 2004. As of December 31, 2006, holders of

14,958,657 shares of common stock are entitled to certain rights with respect to the registration of such shares under the Securities Act. These registration rights are described below.

Demand Registrations.  At any time following six months after the February 9, 2005 closing of our initial public offering, the holders of a majority of the registrable securities held by ARC Acquisition Co., L.L.C., an entity affiliated with our director, Mr. Formolo, and our former director, Mr. Code, and the holders of a majority of the registrable securities held by Messrs. Chandramohan and Suriyakumar (or entities in which they control a majority of the voting shares) shall each be entitled (as a group) to request up to two registrations on Form S-1 or similar long-form registration statements, respectively, and two short-form registrations on Form S-2, S-3 or any similar short-form registration statements, respectively. The holders of a majority of all other registrable securities under this agreement are entitled to request one short-form registration.

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

Director Independence

As required by the rules of the New York Stock Exchange, our board evaluates the independence of its members at least annually, and at other appropriate times (e.g., in connection with a change in employment status) when a change in circumstances could potentially impact the independence of one or more directors.

Under NYSE rules, a director is independent if the Board affirmatively determines that he or she currently has no direct or indirect material relationship with the company or any of its consolidated subsidiaries. In addition, a director must meet each of the following standards to be considered independent under NYSE rules:

•	The director is not and has not been an employee of the company, and no member of the director’s immediate family is or has served as an executive officer of the company or any of its consolidated subsidiaries, during the last three years.

•	Neither the director nor any member of the director’s immediate family has received more than $100,000 in direct compensation from the company or any of its consolidated subsidiaries (excluding director and committee fees, pensions or deferred compensation for prior service) during any 12-month period within the last three years.

•	The director: (i) is not, and does not have an immediate family member that is a current partner of a firm that is the company’s, or any of its consolidated subsidiaries’, internal or external auditor; (ii) is not a current employee of such external audit firm; (iii) does not have an immediate family member who is a current employee of such external audit firm who participates in such firm’s audit, assurance or tax compliance (but not tax planning) practice; and (iv) was not, and does not have an immediate family member that was, within the last three years (but is no longer) a partner or employee of such external audit firm who personally worked on the company’s, or any of its consolidated subsidiaries’, audit within that time.

•	Neither the director nor any member of the director’s immediate family is or has been employed within the last three years as an executive officer of any company whose compensation committee, or the compensation committee of any of its consolidated subsidiaries, includes or included an executive officer of the company.

•	The director is not a current employee of, and does not have an immediate family member who is a current executive officer of, another company that has made payments to, or has received payments from, the company or any of its consolidated subsidiaries, for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of the consolidated gross revenues of such other company.

In determining whether a material relationship exists between the company and each director, the Board broadly considers all relevant facts and circumstances, including:

•	the nature of any relationships with the company.

•	the significance of the relationship to the company, the other organization and the individual director.

•	whether or not the relationship is solely a business relationship in the ordinary course of the company’s and the other organization’s businesses and does not afford the director any special benefits.

•	any commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships, and such other criteria as the board may determine from time to time.

•	If a proposed director serves as an executive officer, director or trustee of a tax exempt organization, whether contributions from the company, or any of its consolidated subsidiaries, to such tax exempt organization in any of the last three fiscal years are less than the greater of (i) $1 million or (ii) 2% of the consolidated gross revenues of such tax exempt organization for its last completed fiscal year.

Pursuant to the company’s Corporate Governance Guidelines, all members of the audit committee must also meet the following requirements:

•	Director’s fees are the only compensation that members of the Audit Committee may receive from the company or any of its consolidated subsidiaries. Audit Committee members may not receive, directly or indirectly, any consulting, advisory or other compensatory fees from the company or any of its consolidated subsidiaries (other than in his or her capacity as a member of the audit committee, the Board, or any other committee of the Board).

•	No member of the audit committee may be an “affiliated person” of the company, or any of its consolidated subsidiaries, as such term is defined by the Securities and Exchange Commission.

A copy of our Corporate Governance Guidelines can be accessed on our website www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page and then selecting “Corporate Governance” from the Investor Relations Webpage. You can request a printed copy of our Corporate Governance Guidelines, at no cost, by contacting Investor Relations at 925-949-5100 or 1981 N. Broadway, Suite 385, Walnut Creek, California 94596, attention David Stickney, Vice President Corporate Communications.

After considering the policies set forth in the company’s Corporate Governance Guidelines and the standards for independence adopted by the NYSE described above, the Board determined that, in its judgment, current directors Messrs. Formolo, McCluggage, Mealy, Perez de la Mesa and Scocimara are independent and that Edward D. Horowitz, who served as a director during the last fiscal year from January 1, 2006 until May 22, 2006 was independent. The Board also determined that all members of the audit committee, the nominating and corporate governance committee and the compensation committee are independent. Messrs. Mealy, Perez de la Mesa and Scocimara are the members of the audit committee, Messrs. Perez de la Mesa, Formolo and McCluggage are the members of the compensation committee and Messrs. Mealy, McCluggage and Scocimara are the members of the nominating and corporate governance committee.

When affirmatively determining that Mr. Formolo was independent, the Board considered that Mr. Formolo had a direct ownership interest in CHS Management IV LP, an entity with who we had a management agreement until our initial public offering in February 2005 and to who we paid a management fee. After considering that the management agreement had terminated and that amounts that had been paid under the management agreement were less than the amounts specified in the NYSE independence rules, the board affirmatively determined that Mr. Formolo did not have a direct or indirect material relationship with us.

Item 14.	Principal Accounting Fees and Services

A summary of the services provided by PricewaterhouseCoopers LLP for the years ended December 31, 2005 and 2006 are as follows (in thousands):

	2005	2006

Audit fees(a)	$780	$1,690
Audit related fees(b)	43	203
Tax fees(c)	56	—
All other fees(d)	—	2

	$879	$1,895

(a)	Consists of aggregate fees billed or expected to be billed for professional services rendered for the audit of our annual consolidated financial statements for each of the fiscal years ended December 31, 2006 and December 31, 2005, reviews of financial statements in the company’s quarterly reports on Form 10-Q for each of the fiscal years ended December 31, 2005 and December 31, 2006.

(b)	Consists of aggregate fees billed or expected to be billed for assurance and related services reasonably related to the performance of the audit or review of the company’s financial statements for the fiscal years ended December 31, 2005 and December 31, 2006 and are not included in the audit fees listed above. This category includes fees related to accounting consultations, consultations concerning financial accounting and reporting standards, and audit services not required by statute or regulation.

(c)	Consists of aggregate fees billed or expected to be billed for tax compliance, tax advice, and tax planning for each of the fiscal years ended December 31, 2005, and December 31, 2006.

(d)	Consists of aggregate fees billed or expected to be billed for all other services not included in the three categories set forth above for each of the fiscal years ended December 31, 2005 and December 31, 2006.

The audit committee has adopted a pre-approval policy governing the engagement of the company’s independent registered public accounting firm for all audit and non-audit services. The audit committee’s pre-approval policy provides that the audit committee must pre-approve all audit services and non-audit services to be performed for the company by its independent registered public accounting firm prior to their engagement for such services. The audit committee pre-approval policy establishes pre-approved categories of certain non-audit services that may be performed by the company’s independent registered public accounting firm during the fiscal year, subject to dollar limitations that may be set by the audit committee. Pre-approved services include certain audit related services, tax services and various non-audit related services. The term of any pre-approval is 12 months from the date of pre-approval, unless the audit committee specifically provides for a different period. The audit committee may delegate pre-approval authority to one or more of its members. The member(s) to whom such authority is delegated must report any pre-approval decisions to the audit committee at its next meeting. One hundred percent of the services provided by PricewaterhouseCoopers LLP during 2006 and 2005 were approved by the audit committee in accordance with the pre-approval procedures described above.

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

Management’s Report on Internal Controls Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2006

Consolidated Statements of Income for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2005 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2005 and 2006

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The following exhibits are filed as part of this report.

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).
3.2	Amended and Restated Bylaws, adopted by Board January 28, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed on March 31, 2005).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).
10.1	Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005 by and among American Reprographics Company; American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2005).
10.2	First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated effective as of July 17, 2006, by and among American Reprographics Company L.L.C., a California limited liability company, American Reprographics Company, a Delaware corporation, certain financial institutions listed in the signature pages thereto, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Joint Bookrunner, JPMorgan Securities, Inc., as Joint Bookrunner, General Electric Capital Corporation, as Administrative Agent and as Collateral Agent and the Credit Support Parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 14, 2006).

Number	Description

10.3	Intercreditor Agreement, dated as of December 18, 2003, between American Reprographics Company, L.L.C. and General Electric Capital Corporation and Goldman Sachs Credit Partners L.P., as collateral agents (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.4	2004 Bonus Plan, dated March 24, 2004, between American Reprographics Company and Mr. Legg (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^
10.5	2005 Bonus Plan between American Reprographics Company and Mr. Legg (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-K filed on March 16, 2006).^
10.6	American Reprographics Holdings, L.L.C. Unit Option Plan II, adopted effective as of January 1, 2001 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^
10.7	Amendment No. 1 dated as of July 1, 2003 to American Reprographics Holdings, L.L.C. Unit Option Plan II (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^
10.8	American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^
10.9	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^
10.10	Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2005).^
10.11	Form of American Reprographics Company Non-employee Directors — Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2005).^
10.12	American Reprographics Company 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^
10.13	Amendment to American Reprographics Company 2005 Employee Stock Purchase Plan dated September 29, 2006.*^
10.14	Lease Agreement, dated November 19, 1997, between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.15	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 14, 2005).
10.16	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.17	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.18	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2005).
10.19	Lease Agreement, dated December 1, 1997, between American Reprographics Company, L.L.C. and Sumo Holdings Sacramento, LLC (Oakland Property) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.20	Lease Agreement between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.21	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 14, 2005).
10.22	Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.23	Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook, Inc., Tenant (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 14, 2005).
10.24	Second Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 1, 2006 by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook Inc., Tenant.*
10.25	Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.26	Lease agreement dated November 19, 1997, between Dieterich-Post Company and Ford Graphics Group, L.L.C.*
10.27	Management Agreement, dated April 10, 2000, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.17 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.28	Termination Agreement to Management Agreement, dated November 29, 2004, between American Reprographics Company, L.L.C. and CHS Management IV LP (incorporated by reference to Exhibit 10.18 to the Registrant’s Registration Statement on Form S-1 A(Reg. No. 333-119788), as amended on December 6, 2004).
10.29	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dietrich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.30	Investor Registration Rights Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.31	First Amendment to Investor Registration Rights Agreement, among American Reprographics Holdings, L.L.C., American Reprographics Company, ARC Acquisition Co., L.L.C., CHS Associates IV, Ms. Paige Walsh, Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).
10.32	Warrant Agreement, dated April 10, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.33	First Amendment to Warrant Agreement, dated September 8, 2000, between American Reprographics Holdings, L.L.C. and each of GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.34	Investor Unitholders Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.24 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.35	Termination Agreement of Investor Unitholders Agreement, dated November 29, 2004, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.25 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).
10.36	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^
10.37	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^
10.38	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^
10.39	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^
10.40	First Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective November 18, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 16, 2006).^
10.41	Second Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective March 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 23, 2006).^
10.42	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^
10.43	First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 16, 2006).^
10.44	Second Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective March 17, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 23, 2006).^
10.45	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^
10.46	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^
10.47	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^
10.48	First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Rahul K. Roy.*^
10.49	Executive Employment Agreement between American Reprographics Company and Jonathan Mather dated November 29, 2006 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on November 30, 2006).^
10.50	Indemnification Agreement made as of December 4, 2006 between American Reprographics Company and Jonathan Mather.*

Number	Description

10.51	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed on March 31, 2005).
10.52	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Andrew W. Code (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 31, 2005).
10.53	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 31, 2005).
10.54	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Mark W. Legg (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 31, 2005).
10.55	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 31, 2005).
10.56	Indemnification Agreement made as of January 11, 2005 between American Reprographics Company and Edward D. Horowitz (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K filed on March 31, 2005).
10.57	Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K filed on March 31, 2005).
10.58	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K filed on March 31, 2005).
10.59	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).
10.60	Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K filed on March 16, 2006).
10.61	Indemnification Agreement made as of May 22, 2006, between American Reprographics Company and Eriberto R. Scocimara.*
10.62	Consulting Agreement dated February 28, 2007 between American Reprographics Company, L.L.C. and Legg Consulting L.L.C.*
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*
31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ SATHIYAMURTHY CHANDRAMOHAN
Chairman of the Board of Directors and
Chief Executive Officer

Date: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2007.

Signature	Title

/s/ SATHIYAMURTHY CHANDRAMOHAN Sathiyamurthy Chandramohan	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	President, Chief Operating Officer, and Director

/s/ JONATHAN R. MATHER Jonathan R. Mather	Chief Financial Officer and Secretary

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director

/s/ MARK W. MEALY Mark W. Mealy	Director

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

The consolidated financial statements and accompanying information were prepared by and are the responsibility of management. The statements were prepared in conformity with accounting principles generally accepted in the United States of America and, as such, include amounts that are based on management’s best estimates and judgments.

Oversight of management’s financial reporting and internal accounting control responsibilities is exercised by the Board of Directors, through an audit committee, which consists solely of outside directors. The committee meets periodically with financial management, internal auditors and the independent registered public accounting firm to obtain reasonable assurance that each is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent registered public accounting firm and the company’s internal audit department have free access to meet with the audit committee without management’s presence.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the company’s evaluation under the framework in Internal Control — Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Reprographics Company:

We have completed an integrated audit of American Reprographics Company’s 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its 2005 and 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Reprographics Company and its subsidiaries (the “Company”) at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1), that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
March 1, 2007

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2006
	(In thousands, except
	per share data)

ASSETS
Current assets:
Cash and cash equivalents	$22,643	$11,642
Restricted cash	—	8,491
Accounts receivable, net	71,062	85,277
Inventories, net	6,817	7,899
Deferred income taxes	4,272	10,963
Prepaid expenses and other current assets	6,425	6,796

Total current assets	111,219	131,068
Property and equipment, net	45,773	60,138
Goodwill	245,271	291,290
Other intangible assets, net	21,387	50,971
Deferred financing costs, net	923	895
Deferred income taxes	16,216	11,245
Other assets	1,573	1,974

Total assets	$442,362	$547,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,585	$33,447
Accrued payroll and payroll-related expenses	15,486	15,666
Accrued expenses	9,910	27,132
Accrued litigation charge	—	13,947
Current portion of long-term debt and capital leases	20,441	21,048

Total current liabilities	75,422	111,240
Long-term debt and capital leases	253,371	252,097

Total liabilities	328,793	363,337

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 44,598,815 and 45,346,099, shares issued and outstanding	44	45
Additional paid-in capital	56,825	75,465
Deferred stock-based compensation	(1,903)	(1,224)
Retained earnings	58,561	109,955
Accumulated other comprehensive income	42	3

Total stockholders’ equity	113,569	184,244

Total liabilities and stockholders’ equity	$442,362	$547,581

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2005	2006
	(In thousands, except per share data)

Reprographics services	$333,305	$369,123	$438,375
Facilities management	72,360	83,125	100,158
Equipment and supplies sales	38,199	41,956	53,305

Total net sales	443,864	494,204	591,838
Cost of sales	263,787	289,580	337,509

Gross profit	180,077	204,624	254,329
Selling, general and administrative expenses	105,780	112,679	131,743
Litigation reserve	—	—	11,262
Provision for sales tax dispute settlement	1,389	—	—
Amortization of intangible assets	1,695	2,120	5,055

Income from operations	71,213	89,825	106,269
Other income, net	420	381	299
Interest expense, net	(33,565)	(26,722)	(23,192)
Loss on early extinguishment of debt	—	(9,344)	—

Income before income tax provision (benefit)	38,068	54,140	83,376
Income tax provision (benefit)	8,520	(6,336)	31,982

Net income	29,548	60,476	51,394

Earnings per share:
Basic	$0.83	$1.43	$1.14

Diluted	$0.79	$1.40	$1.13

Weighted average common shares outstanding:
Basic	35,493,136	42,264,001	45,014,786
Diluted	37,464,123	43,178,001	45,594,950

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

								Accumulated
		Common Stock		Additional			Other	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Equity
	(Dollars in thousands)

Balance at December 31, 2003	$(59,193)	—	$—	$—	$—	$—	$(822)	$(60,015)
Deferred stock-based compensation charge for options issued to employees	3,074	—	—	—	(3,074)	—	—	—
Amortization of stock-based compensation	—	—	—	—	547	—	—	547
Comprehensive income:
Net Income	29,548	—	—	—	—	—	—	29,548
Fair value adjustment of derivatives, net of tax	—	—	—	—	—	—	1,028	1,028

Comprehensive income								30,576
Issuance of common membership units	118	—	—	—	—	—	—	118
Write-off of notes receivable from members related to common membership units issued in 1998	(111)	—	—	—	—	—	—	(111)
Distribution to members	(6,124)	—	—	—	—	—	—	(6,124)

Balance at December 31, 2004	(32,688)	—	—	—	(2,527)	—	206	(35,009)
Amortization of deferred stock-based compensation for the period from January 1 to February 9, 2005	—	—	—	—	61	—	—	61
Comprehensive income for the period January 1 to February 9, 2005:
Net Income	1,914	—	—	—	—	—	—	1,914
Fair value adjustment of derivatives							195	195

Comprehensive income								2,109
Distributions to members	(8,244)	—	—	—	—	—	—	(8,244)
Reorganization from LLC to “C” Corporation	39,018	35,510,011	35	(39,053)	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	—	7,666,667	8	92,682	—	—	—	92,690
Issuance of common stock in exchange for warrants exercised upon initial public offering	—	754,476	1	—	—	—	—	1
Direct costs of initial public offering	—	—	—	(3,916)	—	—	—	(3,916)
Amortization of deferred stock-based compensation for the period from February 10 to December 31, 2005	—	—	—	—	563	—	—	563
Issuance of common stock under Employee Stock Purchase Plan	—	362,061	—	4,000	—	—	—	4,000
Stock options exercised	—	305,600	—	1,536	—	—	—	1,536
Tax benefit from exercise of stock options	—	—	—	1,576	—	—	—	1,576
Comprehensive income for the period from February 10, to December 31, 2005:
Net income	—	—	—	—	—	58,561	—	58,561
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	(359)	(359)

Comprehensive income								58,202

Balance at December 31, 2005	—	44,598,815	44	56,825	(1,903)	58,561	42	113,569
Stock-based compensation		28,253		1,536	679			2,215
Issuance of common stock under Employee Stock Purchase Plan		9,032		290				290
Issuance of common stock in connection with accrued bonuses		80,652		2,160				2,160
Issuance of common stock in connection with acquisitions		246,277		8,500				8,500
Stock options exercised		383,070	1	2,103				2,104
Excess tax benefit from exercise of stock options				4,051				4,051
Comprehensive income
Net income						51,394		51,394
Foreign Currency Translation							62	62
Fair value adjustment of							(101)	(101)
derivatives, net of tax effects

Comprehensive income								51,355

Balance at December 31, 2006	$—	45,346,099	$45	$75,465	$(1,224)	$109,955	$3	$184,244

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2004	2005	2006
	(Dollars in thousands)

Cash flows from operating activities
Net income	$29,548	$60,476	$51,394
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	2,023	449	—
Reserve for sales tax liability	1,389	—	—
Depreciation	17,035	17,045	22,694
Amortization of intangible assets	1,695	2,120	5,055
Amortization of deferred financing costs	1,964	1,660	364
Stock-based compensation	547	624	2,215
Litigation charge	—	—	13,947
Excess tax benefit related to stock options exercised	—	—	(4,051)
Deferred income taxes	867	(24,815)	(3,934)
Write-off of deferred financing costs	590	7,089	208
Other non-cash items, net	1,370	859	324
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,780)	(3,964)	(5,769)
Inventory	386	754	949
Prepaid expenses and other assets	(3,133)	433	(5)
Accounts payable and accrued expenses	12,357	(6,082)	14,963

Net cash provided by operating activities	60,858	56,648	98,354

Cash flows from investing activities
Capital expenditures	(5,898)	(5,237)	(7,391)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(4,654)	(22,380)	(62,225)
Restricted cash	—	—	(8,360)
Other	(34)	70	488

Net cash used in investing activities	(10,586)	(27,547)	(77,488)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	—	92,690	—
Proceeds from stock option exercises	—	1,536	2,103
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	4,000	290
Direct costs of initial public offering	—	(1,487)	—
Excess tax benefit related to stock options exercised	—	—	4,051
Redemption of preferred member units	—	(28,263)	—
Proceeds from borrowings under debt agreements	1,000	18,000	44,000
Payments on debt agreements and capital leases	(48,400)	(97,212)	(81,767)
Payment of loan fees	(355)	(1,304)	(544)
Proceeds from issuance of common membership units	118		—
Member distributions and redemptions	(6,124)	(8,244)	—

Net cash used in financing activities	(53,761)	(20,284)	(31,867)

Net change in cash and cash equivalents	(3,489)	8,817	(11,001)
Cash and cash equivalents at beginning of period	17,315	13,826	22,643

Cash and cash equivalents at end of period	$13,826	$22,643	$11,642

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$25,165	$28,508	$19,581

Income taxes	$5,720	$21,323	$22,571

Noncash investing and financing activities:
Capital lease obligations incurred	$7,413	$19,403	$22,477
Issuance of subordinated notes in connection with the acquisition of businesses	$915	$10,293	$13,086
Accrued Liabilities in connection with the acquisition of businesses	$—	$—	$4,300
Stock issued for acquisition	$—	$—	$8,500
Change in fair value of derivatives	$1,028	$(164)	$(101)
Issuance of common stock in connection with settlement of accrued bonuses	$—	$—	$2,160

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

On February 9, 2005, the Company closed an initial public offering (IPO) of its common stock consisting of 13,350,000 shares at $13.00 per share. Of these shares 7,666,667 were newly issued shares sold by the Company and 5,683,333 were outstanding shares sold by the selling stockholders. The Company used net proceeds from its IPO to prepay $50.7 million of its $225 million senior second priority secured term loan facility and $9 million of its $100 million senior first priority secured term loan facility. As required by the operating agreement of Holdings, the Company also repurchased all of the preferred equity of Holdings upon the closing of the Company’s initial public offering with $28.3 million of the net proceeds from the IPO.

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. In management’s opinion, the consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the consolidated financial statements.

Reclassifications

The Company reclassified certain amounts in our 2004 and 2005 financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Income as previously reported for those years.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Restricted Cash

In order to stay the execution of the Louis Frey judgment pending appeal (refer to Footnote 7 for further information regarding the Louis Frey case), the company posted a bond in the United States Bankruptcy Court, South District of New York, collateralized by $7.5 million in cash which is recorded as restricted cash on the December 31, 2006 Balance Sheet. The total restricted cash also includes a $0.9 million escrow account established in connection with the acquisition of a business.

Concentrations of Credit Risk and Significant Vendors

Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during the years ended December 31, 2004, 2005 and 2006.

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. Receivables are recorded at the invoiced amount. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. In 2004, 2005, and 2006 the Company recorded expenses of $1,281, $1,241, and $599, respectively, related to the allowance for trade accounts receivable. As of December 31, 2005 and 2006, the allowance for doubtful accounts amounted to $3,172 and $4,344, respectively.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2004, 2005 and 2006 comprised approximately 54%, 48%, and 49% respectively, of the Company’s total purchases of inventory and supplies.

Inventories

Inventories are valued at the lower of cost (principally determined on a first-in, first-out basis) or market. Inventories primarily consist of reprographics materials for use and resale and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted down for estimated obsolescence or unmarketable inventories equal to the difference between the cost of inventories and the estimated net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of goods sold. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2005 and 2006, the reserves for inventory obsolescence amounted to $430 and $527, respectively.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Buildings	10-20 years
Leasehold improvements	10-20 years or lease term, if shorter
Machinery and equipment	3-7 years
Furniture and fixtures	3-7 years

Assets acquired under capital lease arrangements are included in machinery and equipment and are recorded at the present value of the minimum lease payments and are amortized using the straight-line method over the life of the asset or term of the lease, whichever is shorter. Such amortization expense is included in depreciation expense. Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized. Gains or losses on the sale or disposal of property and equipment are reflected in operating income.

The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are amortized on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4) include $4,041, $3,984 and $4,002 of capitalized software development costs as of December 31, 2004, 2005 and 2006, respectively, net of accumulated amortization of $4,638, $6,852 and $9,214 as of December 31, 2004, 2005 and 2006, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $2,120, $2,214 and $2,362 during the years ended December 31, 2004, 2005 and 2006, respectively.

In August 2002, the Company decided to license internally developed software for use by third party reprographics companies. In accordance with SOP 98-1, the Company applies the net revenues from certain of its software licensing activity to reduce the carrying amount of the capitalized software costs. Software licensing revenues which have been offset against the carrying amount of capitalized software costs amounted to $159, $232 and $142 during the years ended December 31, 2004, 2005 and 2006, respectively.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. To date, the Company has not recognized an impairment charge related to its long-lived assets.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

The Company applies SFAS 142, Goodwill and Other Intangible Assets and performs an annual impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. Based on the Company’s valuation of goodwill, no impairment charges related to goodwill were recognized for the years ended December 31, 2004, 2005 and 2006.

In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.

The changes in the carrying amount of goodwill from December 31, 2005 through December 31, 2006 are summarized as follows:

Goodwill

Balance at December 31, 2005	$245,271
Additions	$46,019

Balance at December 31, 2006	$291,290

The additions to goodwill include the excess purchase price over fair value of net assets acquired, adjustments to acquisition costs and certain earnout payments. See Note 3.

Other intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names and not-to-compete covenants are amortized using the straight-line method.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at December 31, 2005 and 2006, which continue to be amortized:

	December 31, 2005			December 31, 2006
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$25,588	$6,241	$19,347	$55,685	$10,799	$44,886
Trade names and trademarks	$2,369	$329	$2,040	$5,886	$566	$5,320
Non-Compete Agreements	—	—	—	$1,025	$260	$765

	$27,957	$6,570	$21,387	$62,596	$11,625	$50,971

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next five fiscal years, and thereafter are as follows:

2007	$6,361
2008	5,857
2009	5,095
2010	4,505
2011	4,000
Thereafter	25,153

$50,971

Deferred Financing Costs

Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized on a straight line basis over the term of the related indebtedness, which approximates the effective interest method. At December 31, 2005 and 2006, the Company has deferred financing costs of $923 and $895, respectively, net of accumulated amortization of $7 and $371, respectively. In addition, during 2004, the Company accelerated the repayment of debt under its 2003 Senior Credit Facility as discussed in Note 5. As a result, the Company wrote-off $590 of deferred financing costs during 2004. In December 2005, the Company wrote off $5,407 of its remaining deferred financing costs as a result of the refinancing of the Company’s credit facilities on December 21, 2005. The total write off for 2005 was $7,089. During 2006, the Company wrote off $208 of deferred financing costs due to the early pay down of debt.

Derivative Financial Instruments

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes all derivative financial instruments, such as its interest rate swap contracts and interest rate collar agreements, as either assets or liabilities in the consolidated financial statements at fair value.

The company enters into interest rate swaps and collar agreements to manage its exposure to changes in interest rates. Interest rate swaps also allow the Company to raise funds at floating rates and effectively swap them into fixed rates. These agreements involve the exchange of floating-rate for fixed-rate payments without the exchange of the underlying principal amount.

The accounting for changes in the fair value (i.e., unrealized gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. Derivatives that are not hedges must be adjusted to fair value through current earnings.

In September 2003, the Company entered into a new interest rate swap agreement with an initial notional amount of $111,160. Under the terms of this swap agreement, the Company paid a fixed rate of 2.29% and received a variable rate on the notional amount equal to the Eurodollar rate. The swap agreement provided for a quarterly reduction of $1,863 in the notional amount of the swap starting in October 2003 until July 2005, when the notional amount of the swap was reduced to $95,988 until its expiration in September 2005. Because the swap agreement had been designated and qualified as a cash flow hedge under SFAS No. 133, the company recorded the fair value of this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheet with a corresponding adjustment to other comprehensive income (loss) as of and for the year ended December 31, 2004. The interest rate swap expired during the year ended December 31, 2005. For the year ended December 2004, the Company determined that its interest rate swap qualified as an effective hedge as defined by SFAS 133.

In January 2004, the Company entered into two interest rate collar agreements, referred to as the front-end and the back-end interest rate collar agreements. The front-end interest rate collar agreement had an initial notional

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $22,566 which was increased quarterly to reflect reductions in the notional amount of our interest rate swap agreement, such that the notional amount of the swap agreement, together with the notional amount of the front-end interest rate collar agreement, remained not less than 40% of the aggregate principal amount outstanding on our 2003 Senior Credit Facility. Because the collar agreements had been designated and qualified as a cash flow hedge under SFAS No. 133, the company recorded the fair value of this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheets with a corresponding adjustment to other comprehensive income (loss) as of and for the years ended December 31, 2004 and 2005. The front-end interest rate collar agreement expired in September 2005. The back-end interest rate collar agreement became effective upon expiration of the swap agreement and front-end interest rate collar agreement in September 2005 and had a fixed notional amount of $111,000. The back-end interest rate collar agreement expired in December 2006. For the years ended December 31, 2004 and 2005, the Company determined that its interest rate collar agreements qualified as an effective hedge as defined by SFAS 133.

In March 2006, the Company entered into an interest rate collar agreement which became effective on December 23, 2006, and has a fixed notional amount of $76.7 million until December 23, 2007, then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%. Because the collar agreement has been designated and qualifies as a cash flow hedge under SFAS No. 133, the company has recorded the negative fair value of $97 for this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheet with a corresponding adjustment of $58, net of $39 in taxes to accumulated other comprehensive income (loss) as of and for the year ended December 31, 2006.

Adoption of Statement of Financial Accounting Standard No. 150

Upon the adoption of SFAS No. 150, the company’s mandatorily redeemable preferred membership units (the Preferred Units) $27,814 as of December 31, 2004 have been classified as long-term liabilities in the company’s consolidated balance sheet as they are redeemable at a fixed and determinable date (upon or after the earlier of the occurrence of a qualified IPO or April 10, 2010). Dividends and accretion related to the Preferred Units, which previously had been recorded below net income as a charge in determining net income available to common shares have been charged to interest expense in the accompanying consolidated statements of income since adoption of this standard on July 1, 2003 and amounted to $3,878 and $449 during the year ended December 31, 2004 and 2005, respectively. Prior to the adoption of SFAS 150, dividends paid on the Preferred Units were accounted for as a direct reduction to members’ equity, and the Preferred Units were presented between liabilities and members’ deficit in the company’s consolidated balance sheet. As discussed in Note 1 — “Reorganization and Initial Public Offering”, the company redeemed all of the Preferred Units on February 9, 2005 in connection with the consummation of its initial public offering (IPO). The redemption price amounted to $28,263 based on the Preferred Units’ Liquidation Value at the IPO date.

Fair Values of Financial Instruments

The following methods and assumptions were used by the company in estimating the fair value of its financial instruments for disclosure purposes:

Cash and cash equivalents:  The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair value due to the relatively short period to maturity of these instruments.

Restricted Cash:  The carrying amounts reported in the balance sheets for restricted cash approximate its fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt:  The carrying amounts of the company’s borrowings reported in the consolidated balance sheets approximate their fair value based on the company’s current incremental borrowing rates for similar types of borrowing arrangements or since the floating rates change with market conditions.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate collar agreements:  The fair values of the interest rate swap and collar agreements, as previously disclosed, are the amounts at which they could be settled based on market rates.

Self-Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation. The accrued liabilities associated with this program are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR Claims”) as of the balance sheet date. Our estimated liability is not discounted and is based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and our claims settlement practices.

Revenue Recognition

The company applies the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” In general, the company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured.

The company recognizes revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup.

The company has established contractual pricing for certain large national customer accounts (Premier Accounts). These contracts generally establish uniform pricing at all branches for Premier Accounts. Revenues earned from the company’s Premier Accounts are recognized in the same manner as non-Premier Account revenues.

Included in revenues are fees charged to customers for shipping, handling and delivery services. Such revenues amounted to $25,462, $29,553 and $36,824 for the years ended December 31, 2004, 2005, and 2006 respectively.

Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the company’s consolidated revenues during the years ended December 31, 2004, 2005 and 2006.

Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations, and have represented an insignificant amount of the company’s results of operations.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The company’s comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the years ended December 31, 2005 and 2006 are as follows:

	Year Ended
	December 31,
	2005	2006

Net income	$60,476	$51,394
Foreign currency translation adjustments	—	62
Decrease in fair value of financial derivative instruments, net of tax effects	(164)	(101)

Comprehensive income	$60,312	$51,355

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.

Segment and Geographic Reporting

The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, the company is deemed to operate as a single reportable segment.

The company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States of America have been immaterial to date.

The following summary presents the company’s revenues for each of the Company’s significant products and service lines:

	Year Ended December 31,
	2004	2005	2006

Reprographics services	$332,004	$367,517	$436,140
Facilities management	72,360	83,125	100,158
Equipment and supplies sales	38,199	41,956	53,305
Software licenses and membership fees	1,301	1,606	2,235

Total	$443,864	$494,204	$591,838

Advertising and Shipping and Handling Costs

Advertising costs are expensed as incurred and approximated $2,239, $2,773 and $3,649 during the years ended December 31, 2004, 2005 and 2006, respectively. Shipping and handling costs incurred by the company are included in cost of sales.

Income Taxes

We account for income taxes under an asset and liability approach. The objective is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the company’s financial statements or tax returns. Deferred tax liabilities or

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets reflect temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. Additionally, we assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we establish a valuation allowance. As of December 31, 2006, we believe that all our deferred tax assets are recoverable.

We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed income tax returns are recorded when identified in the subsequent year. Our effective income tax rate differs from the statutory tax rate primarily due to state income taxes and nondeductible items. The amount of income taxes we pay is subject to audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. We believe that we have adequately provided for reasonably foreseeable outcomes related to these matters.

Income tax benefits credited to stockholders’ equity are primarily related to employee exercises of non-qualified stock options.

Stock-Based Compensation

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

Effective January 1, 2006, the company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the company prior to their initial public offering are not included in their SFAS 123R option pool. As a result unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. The company applies the Black-Scholes valuation model in determining the fair value share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption FSP FAS 123(R-3) the Company used the “shortcut method” for determining the historical windfall tax benefit.

As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Income for the year ended December 31, 2006, on income before income taxes and net income was $1.4 million, and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the exercise of stock options, which were previously presented as operating cash inflows in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income per common share for the years ended December 31, 2004 and 2005 would have been decreased to the adjusted pro forma amounts indicated below:

	Year Ended
	December 31,
	2004	2005

Net income attributed to common shares
As reported	$29,548	$60,476
Equity-based employee compensation cost included in as reported net income	547	624
Equity-based employee compensation cost that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(727)	(953)

Adjusted	$29,368	$60,147

Basic earnings per common share:
As reported	$0.83	$1.43
Equity-based employee compensation cost, net of related tax effects, included in as reported net income attributed to common shares	0.02	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.02)	(0.02)

Adjusted	$0.83	$1.42

Diluted earnings per common share:
As reported	$0.79	$1.40
Equity-based employee compensation cost, net of related tax effects, included in as reported net income attributed to common shares	0.02	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.02)	(0.02)

Adjusted	$0.79	$1.39

Adjusted disclosure for the year ended December 31, 2006, is not presented because the amounts are recognized in the consolidated financial statements.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2005: dividend yields of 0% for all periods; expected volatility of 36% and 28.3%, respectively; risk-free interest rates of 2.9% and 3.8%, respectively; and expected lives of 2.5 years and 6.0 years, respectively. Prior to the one-year period preceding the anticipated initial public offering, the Company used the minimum value method to determine fair value of option grants.

The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2004, 2005 and 2006, was $10.54, $8.45 and $10.56 respectively. The fair value of each option grant was estimated

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the year ended December 31, 2006:

Year Ended
December 31, 2006

Weighted average assumptions used:
Risk free interest rate	4.77%
Expected volatility	25.99%
Expected dividend yield	0.00%

The expected option term of 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in Staff Accounting Bulletin (“SAB”) 107, were used for options granted during fiscal year 2006.

For fiscal year 2006, expected stock price volatility is based on a combined weighted average expected stock price volatility of three publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. Until such time that the company has enough historical data, it will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The company has not paid dividends in the past and does not currently plan to pay dividends in the near future. Upon the adoption of FAS 123(R) the company assumed a forfeiture rate of 3.75% based on the company’s historical forfeiture rate. The company will review its forfeiture rate at least on an annual basis.

Research and Development Expenses

Research and development activities relate to the development of software primarily for internal use. Costs incurred for research and development are comprised of a) amounts capitalized in accordance with SOP 98-1 as discussed in “Property and Equipment” in Note 2, and b) amounts which are expensed as incurred. In total, research and development which includes both capitalized and expensed items, amounted to $6,860, $7,495, and $8,837 during the fiscal years ended December 31, 2004, 2005 and 2006, of which $5,115, $5,571 and $6,314 were expensed during 2004, 2005 and 2006, respectively.

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

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There are 179,985 common stock options excluded for anti-dilutive effects for the year ended December 31, 2006. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Option Plan as well as warrants to purchase common shares issued during 2000 to certain creditors of the Company as discussed further in the long-term debt section (Note 5).

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per common share were calculated using the following options for the years ended December 31, 2004, 2005 and 2006:

	Year Ended December 31,
	2004	2005	2006

Weighted average common shares outstanding during the period — basic	35,493,136	42,264,001	45,014,786
Effect of dilutive stock options	1,138,918	833,579	580,164
Effect of dilutive warrants	832,069	80,421	—

Weighted average common shares outstanding during the period — diluted	37,464,123	43,178,001	45,594,950

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN No. 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006, or fiscal year 2007 for the company. The company is currently completing our analysis of the impact of this new standard on our consolidated financial statements.

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 14, 2006, or fiscal year 2006 for the company. The adoption of SAB No. 108 did not have a material impact on the company’s beginning retained earnings.

On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  SFAS NO. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the company. The adoption of SFAS No. 157 is not expected to have a material impact on the company’s financial position, results of operations or cash flows.

3.	ACQUISITIONS

During 2004, the company acquired the assets and liabilities of 6 reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $3,740, for which the company paid $2,825 in cash and issued $915 of notes payable to the former owners of the acquired companies.

During 2005, the company acquired the assets and liabilities of 14 reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $32,080, for which the company paid $21,786 in cash and issued $10,293 of notes payable to the former owners of the acquired companies.

During 2006, the company acquired the assets and liabilities of 16 reprographics companies of which 13 were in the United States and 3 were in Canada. The aggregate purchase price of such acquisitions, including related

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition costs, amounted to approximately $87,680, for which the company paid $61,794 in cash, accrued $4,300 for additional cash payments, issued common stock valued at $8,500, and issued $13,086 of notes payable to the former owners of the acquired companies.

The results of operations of the companies acquired during the years ended December 31, 2004, 2005 and 2006 have been included in the consolidated financial statements from their respective dates of acquisition. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. For U.S. income tax purposes, $1,912, $21,069, and $60,763 of goodwill and intangibles resulting from acquisitions completed during the years ended December 31, 2004, 2005 and 2006, respectively, are amortized over a 15-year period. None of our acquisitions were related or contingent upon any other acquisitions.

The assets and liabilities of the entities acquired during each period are as follows:

	December 31,
	2005	2006

Purchase price	$32,080	$87,680

Cash and cash equivalents	1,235	841
Accounts receivable	5,767	9,466
Property and equipment	2,735	7,638
Inventories	1,729	2,173
Other assets	821	1,459

Total assets	12,287	21,577
Accounts payable and other liabilities	4,162	9,766
Debt and capital leases	853	1,552

Net assets acquired	7,272	10,259

Excess purchase price over net tangible assets acquired	$24,808	$77,421

Intangible assets:
Customer relationships	$10,780	$29,603
Trade names	630	3,005
Non-compete agreements	—	1,025
Goodwill	13,398	43,788

	$24,808	$77,421

Customer relationships and trade names acquired are amortized over their estimated useful lives of fourteen and twenty years using accelerated (based on customer attrition rates) and straight-line methods, respectively. The non-compete agreements are amortized over their weighted average term of three years on a straight-line basis.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary presents the company’s unaudited pro forma results, as if the acquisitions had been completed at the beginning of each year presented:

	Year Ended December 31,
	2004	2005	2006

Net sales	$450,906	$524,630	$628,503
Net income attributable to common stock	$29,813	$69,022	$55,690
Earnings per share:
Basic	$0.84	$1.63	$1.24
Diluted	$0.80	$1.60	$1.22

The above pro forma information is presented for comparative purposes only and is not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

Certain acquisition agreements entered into by the company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations exceed certain targeted levels measured on an annual basis generally from three to five years after the acquisition. Targeted levels are generally set above the historical experience of the acquired entity at the time of acquisition. Earnout Payments are recorded as additional purchase price and are to be paid annually in cash. Accrued expenses in the accompanying consolidated balance sheets include $0 and $791 of Earnout Payments payable as of December 31, 2005 and 2006, respectively, to former owners of acquired companies based on the earnings of acquired entities. The increase to goodwill as of December 31, 2005 and 2006 as a result of the earnouts was $458 and $2,063, respectively.

The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2006 is approximately $14,524.

The company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities. The net increase to goodwill as of December 31, 2005 and 2006 as a result of purchase price adjustments was $58 and $1,174, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2005	2006

Machinery and equipment	$119,335	$148,825
Buildings and leasehold improvements	17,700	21,168
Furniture and fixtures	4,998	5,676

	142,033	175,669
Less accumulated depreciation and amortization	(96,260)	(115,531)

	$45,773	$60,138

Depreciation expense was $17,035, $17,045, and $22,694 for the years ended December 31, 2004, 2005, and 2006, respectively.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2005	2006

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (8.25% and 9.0% interest rate at December 31, 2005 and December 31, 2006); any unpaid principal and interest due December 18, 2008	$5,000	—
Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (6.2% and 7.1% interest rate at December 31, 2005 and December 31, 2006, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	230,423	$215,651
Various subordinated notes payable; interest ranging from 5.0% to 7.1%; principal and interest payable monthly through January 2012	11,262	20,103
Various capital leases; interest rates ranging to 24.5%; principal and interest payable monthly through February 2013	27,127	37,391

	273,812	273,145
Less current portion	(20,441)	(21,048)

	$253,371	$252,097

During 2000, the company received $54,412 and $38,088 in gross cash proceeds from the issuance of senior subordinated Opco Notes (the Opco Notes) and senior subordinated Holdings Notes (the Holdings Notes, and collectively with the Opco Notes, the Notes), respectively. Concurrent with the issuance of the Notes, the company granted the holders of the Notes warrants to purchase up to an aggregate of 1,168,842 common units of the company. Such warrants (the Warrants) are exercisable at any time subsequent to the grant date at an exercise price of $4.61 per warrant. The estimated aggregate fair value of the Warrants was $1,039 using the Black-Scholes option-pricing model based on the following assumptions: expected volatility of 15%, risk-free interest rate of 6%, and an expected life of 10 years. The fair value of the Warrants was recorded as a discount on the related Notes and was being amortized as interest expense over the term of the Notes. As discussed in Note 1 — “Reorganization and Initial Public Offering”, all of the Warrants were exchanged for common stock in connection with the company’s initial public offering which was consummated on February 9, 2005.

Interest on the Holdings Notes accreted monthly based on an accretion schedule specified in the Holdings Notes agreement and was added to the outstanding principal balance of the Holdings Notes (the Accreted Value) until April 2005. The effective interest rate on the Holdings Notes during its entire nine-year term through April 2009 was approximately 19.6%. The difference between the Accreted Value and the carrying amount of the Holdings Notes represented a discount (the Accretion Discount) which was amortized over the nine-year term of the Holdings Notes using the effective interest method. The Holdings Notes were repaid in December 2003 in connection with the company’s refinancing of its borrowings discussed below.

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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement provided the company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility.

As a result of the debt refinancing completed in December 2005, the company recorded a $9,344 loss on early debt extinguishment, comprised of the following: a) the write-off of $5,406 in capitalized loan fees related to the company’s credit facilities existing prior to the debt refinancing; and b) $3,938 in early redemption premiums related to the Notes paid by the company upon completion of the debt refinancing.

In July 2006, to finance an acquisition, the company drew down $30 million of the available $50 million term loan facility.

In July 2006, the company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million, in addition to amending certain other terms including the following:

•	An increase in the aggregate purchase price limitation for business acquisitions commencing with fiscal year ending December 31, 2006;

•	An increase in the threshold for capital expenditures during any trailing twelve-month period; and

•	Permit the company to issue certain shares of its common stock in connection with certain proposed acquisitions.

Except as described above, all other material terms and conditions, including the maturity dates of the company’s existing senior secured credit facilities remained unchanged.

Interest on borrowings under the First Priority Revolving Credit Facility was at either (i) a Eurodollar rate plus a margin (the Applicable Margin) that ranges from 2% to 2.75% per annum, depending on the company’s Leverage Ratio, as defined, or (ii) an Index Rate, as defined, plus the Applicable Margin. The First Priority Revolving Credit Facility is also subject to a commitment fee equal to 0.50% of the average daily unused portion of such revolving facility. Borrowings under the First Priority Term Loan Facility bear interest at either (i) a Eurodollar rate plus 1.75% per annum, or (ii) an Index Rate, as defined, plus .75% per annum.

Borrowings under the Second Priority Facility, before it was extinguished in the December 2005 debt refinancing, bore interest at either (i) a Eurodollar rate, subject to a Eurodollar rate minimum of 1.75% per annum, plus a margin of either 6.875% or 7.875% per annum, depending on the company’s Leverage Ratio, as defined in the credit agreement, or (ii) a Base Rate, as defined in the credit agreement, plus a margin of either 5.875% or 6.875% per annum, depending on the company’s Leverage Ratio, as defined in the credit agreement.

Borrowings under the 2005 Senior Credit Facilities are secured by substantially all of the assets of the company. The Senior Credit Facility also contains restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and distributions to stockholders. The company is required to meet debt covenants based on certain financial ratio thresholds applicable to the First Priority Facilities, as follows with ratio thresholds as of December 31, 2006: (i) First Priority Facility — Interest Coverage Ratio not lower than 2.0, Fixed Charge Coverage Ratio not lower than 1.10, and Leverage Ratio not higher than 3.50. The company is in compliance with all such covenants as of December 31, 2006.

During the year ended December 31, 2006, the company made payments totaling $42.1 million, exclusive of contractually scheduled payments, on its senior secured credit facility. As a result of this prepayment, the company wrote off $208 of deferred financing costs during the year ended December 31, 2006, which is included in interest expense in the accompanying consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2005 and 2006, standby letters of credit aggregated to $4,278 and $4,055 respectively. The standby letters of credit reduced the company’s borrowing capacity under the revolving credit facility to $20.7 million and $25.9 million as of December 31, 2005 and 2006, respectively.

Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2006 are as follows:

	Long-Term	Capital Lease
	Debt	Obligations

Year ending December 31:
2007	$6,731	$14,317
2008	112,175	11,518
2009	111,326	6,496
2010	4,284	2,872
2011	1,211	1,818
Thereafter	27	370

	$235,754	$37,391

6.	INCOME TAXES

As discussed in Note 1, the company was reorganized from a California limited liability company to a Delaware Corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local income taxes.

Prior to the reorganization, a portion of the company’s business was operated as a limited liability company (LLC), taxed as a partnership. As a result, the members of the LLC paid the income tax on the earnings, not the LLC. Accordingly, no income taxes were provided on these earnings in 2004 and 2005. The LLC had book income of $19,212 and $384 for 2004 and 2005, respectively.

The following table includes the consolidated income tax provision or (benefit) for federal, state, and local income taxes related to our total earnings for 2006, and for that portion of the company’s business operating within corporations for 2004 and 2005:

	Year Ended December 31,
	2004	2005	2006

Current:
Federal	$6,079	$14,401	$29,318
State	1,574	4,078	6,598

	7,653	18,479	35,916
Deferred:
Federal	310	(21,713)	(3,059)
State	557	(3,102)	(875)

	867	(24,815)	(3,934)

Income tax provision (benefit)	8,520	(6,336)	31,982
Deferred income tax benefit as a result of the Reorganization	—	27,701	—

Income tax provision excluding effects of Reorganization	$8,520	$21,365	$31,982

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2005	2006

Current portion of deferred tax assets (liabilities):
Financial statement accruals not currently deductible	$3,538	$9,518
State taxes	734	1,445

Net current deferred tax assets	4,272	10,963

Non-current portion of deferred tax assets and (liabilities):
Excess of income tax basis over net book value of intangible assets	31,612	27,223
Excess of income tax basis over net book value of property, plant and equipment	1,993	4,747
Stock-based compensation	364	836
Excess of net book value over income tax basis of intangible assets	(17,753)	(21,561)

Net non-current deferred tax assets	16,216	11,245

Net deferred tax assets	$20,488	$22,208

A reconciliation of the statutory federal income tax rate to the company’s effective tax rate is as follows:

	Year Ended December 31,
	2004	2005	2006

Statutory federal income tax rate	35%	35%	35%
State taxes	4	5	4
Non-deductible expenses and other	—	(1)	—
Income of the LLC not taxed at the LLC level	(17)	—	—
Non-recurring income tax benefit due to reorganization	—	(51)	—
Discrete item	—	—	(1)

Effective income tax rate	22%	(12)%	38%

Non-deductible other items include meals and entertainment, certain acquisition costs and other items that, individually, are not significant. The discrete item in 2006 is due to the release of a tax reserve for a prior year as the statute of limitations had closed.

7.	COMMITMENTS AND CONTINGENCIES

The company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the company’s facilities generally contain renewal options and

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the company’s future minimum lease payments as of December 31, 2006:

	Third	Related
	Party	Party	Total

Year ending December 31:
2007	$25,839	$3,968	$29,807
2008	17,535	3,960	21,495
2009	11,909	3,698	15,607
2010	7,272	3,229	10,501
2011	4,087	2,095	6,182
Thereafter	7,751	5,050	12,801

	$74,393	$22,000	$96,393

Total rent expense under operating leases, including month-to-month rentals, amounted to $37,490, $36,965, and $36,712 during the years ended December 31, 2004, 2005 and 2006, respectively. Under certain lease agreements, the company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.

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

The company is a creditor and participant in the Chapter 7 Bankruptcy of Louis Frey Company, Inc., or LF Co. The company managed LF Co. under a contract from May through September of 2003. LF Co. filed for Bankruptcy protection in August 2003, and the proceeding was converted to a Chapter 7 liquidation in October 2003. On or about June 30, 2004, the Bankruptcy Estate Trustee filed a complaint in the LF Co. Bankruptcy proceeding against the company, which was amended on or about July 19, 2004, alleging, among other things, breach of contract, breach of fiduciary duties, conversion, unjust enrichment, tortious interference with contract, unfair competition and false commercial promotion in violation of The Lanham Act, misappropriation of trade secrets and fraud regarding the company’s handling of the assets of LF Co.

On August 16, 2006, a judgment was entered against the company in the bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, totaling $2.7 million through December 31, 2006, and $0.2 million in preference claims. The company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. In accordance with GAAP, the company has accounted for the judgment by recording a one-time, litigation charge of $14.0 million that includes a $11.3 million litigation reserve ($11.1 million in awarded damages and $0.2 million in preference claims), and interest expense of $2.7 million. These charges are offset by a corresponding tax benefit of $5.6 million, resulting in a net impact of $8.4 million to net income during the year ended December 31, 2006.

The company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York, which appeal is pending.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The company does not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

8.	RELATED PARTY TRANSACTIONS

The company leases several of its facilities under operating lease agreements with entities owned by certain of its executive officers and other related parties which expire through July 2019. Rental expense on these facilities amounted to $2,793, $2,738, and $3,686 during the years ended December 31, 2004, 2005 and 2006, respectively.

The company had a management agreement (the Management Agreement) with Code Hennessy & Simmons LLC (CHS) which required the company to pay annual management fees to CHS as compensation for certain management services rendered to the company. In accordance with the Management Agreement, the management fees charged to the company are subject to an annual increase based on the company’s earnings but shall not exceed $1,000 annually. The Management Agreement terminated upon the consummation of the company’s initial public offering in 2005. Management fees paid by the company to CHS amounted to $835 and $217 for the years ended 2004 and 2005 respectively.

The company sells certain products and services to Thomas Reprographics, Inc. and Albinson Inc., each of which is owned or controlled by Billy E. Thomas, who beneficially owns more than 5% of the common equity in the company. These companies purchased products and services from the company of approximately $64, $54, and $258 during the years ended December 31, 2004, 2005, and 2006, respectively.

9.	RETIREMENT PLANS

The company sponsors a 401(k) Plan, which covers substantially all employees of the company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The company makes an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the 401(k) Plan. The company’s total expense under these plans amounted to $595, $593, and $770 during the years ended December 31, 2004, 2005, and 2006, respectively.

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

In 2005, the company issued 362,061 shares of its common stock to approximately 840 eligible employees in accordance with the ESPP at a purchase price of $11.05 per share, resulting in $4.0 million of cash proceeds to the company. In 2006, the company issued 9,032 shares of its common stock to approximately 109 eligible employees in accordance with the ESPP at a weighted average purchase price of $32.11 per share, resulting in $0.3 million of cash proceeds to the company.

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

The following summarizes activity related to the Unit Plan:

	Year Ended
	December 31,
	2004
		Weighted
	Number	Average
	of	Exercise
	Shares	Price

Outstanding at beginning of the period	1,446,000	$5.09
Granted	307,915	$5.91
Exercised	(22,500)	$(5.25)
Expired	—	$—
Forfeited	(41,000)	$(5.52)

Outstanding at end of the period	1,690,415	$5.22

Of the total options outstanding under the Unit Plan, 1,051,500 options were exercisable at December 31, 2004, at exercise prices ranging from $4.75 to $5.62 per option.

During 2004, the company granted 307,915 options under the Unit Plan to employees with exercise prices ranging from $5.62 to $6.85 per unit. The fair market value of Holdings’ common membership units on the date of grant was $16 per unit. In connection with the issuances, Holdings recorded a deferred compensation charge of $3.1 million as the exercise price of the options under the Unit Plan was less than the estimated fair market value of Holdings’ membership units as of the date of grant after giving consideration to the anticipated fair value of the membership units during the one-year period preceding the company’s initial public offering which was consummated on February 9, 2005. The company will amortize the deferred compensation charge over the vesting period of the unit options, generally five years.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

  Employee Stock Plan

The company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the company. The Stock Plan authorizes the company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the company’s board of directors. At December 31, 2006, 2,903,230 shares remain available for grant under the Stock Plan.

Options granted under the Stock Plan generally expire no later than ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest and become fully exercisable over a period of four or five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the company’s common stock as of the date of grant. The company allows for cashless exercises and grants new authorized shares upon the exercise of a vested stock option.

In addition, the Stock Plan provides for automatic grants, as of each annual meeting of the company’s stockholders commencing with the first such meeting, of non-statutory stock options to directors of the company who are not employees of, or consultants to, the company or any affiliate of the company (non-employee directors). Each non-employee director automatically will receive a non-statutory stock option with a fair market value, as determined under the Black-Scholes option pricing formula, equal to $50,000 (or 55.56%) of such non-employee director’s annual cash compensation (exclusive of committee fees). Each non-statutory stock option will cover the non-employee director’s service since either the previous annual meeting or the date on which he or she was first elected or appointed. Options granted in 2005 to non-employee directors vest in 1/16 increments for each month from the date of grant. The company’s board of directors approved a one time discretionary grant of 9,854 options to purchase shares of common stock to each of the company’s five non-employee directors as part of their compensation for 2005 service since no annual meeting of the company’s stockholders was held in 2005. The total stock options granted to non-employee directors in 2005 amounted to 49,270 and had an exercise price of $23.85 per share. The fair market value of the company’s common stock on the date of grant was $23.85 per share.

Of the total options outstanding at December 31, 2005, 1,032,183 options were exercisable at December 31, 2005, at exercise prices ranging from $4.75 to $23.85. As of December 31, 2005, the 1,422,585 options outstanding had a weighted average remaining contractual life of 61 months.

During 2006, the company granted 682,485 options to purchase shares of common stock, of which 19,985 were options granted to non-employee directors with an exercise price of $35.42 per share.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31,
	2006
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(In years)	(In thousands)

Outstanding at December 31, 2004	1,690,415	$5.22
Granted	49,270	$23.85
Exercised	(305,600)	$(5.03)
Forfeited	(11,500)	$(5.82)

Outstanding at December 31, 2005	1,422,585	$5.90
Granted	682,485	$27.99
Exercised	(383,070)	$5.49
Forfeited	(38,400)	$17.55

Outstanding at December 31, 2006	1,683,600	$14.69	7.0	$31,407

Exercisable at December 31, 2006	844,364	$6.54	5.3	$22,628

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2006. This amount, changes based on the fair market value of our stock. Total intrinsic value of options exercised during 2006 was $10.7 million.

A summary of the company’s non-vested stock options as of December 31, 2006, and changes during the fiscal year then ended is as follows:

		Weighted Average
		Grant Date
Non-vested Options	Shares	Fair Market Value

Non-vested at December 31, 2005	390,402	$6.83
Granted	682,485	$10.56
Vested	(196,751)	$5.77
Forfeited	(36,900)	$9.83

Non-vested at December 31, 2006	839,236	$9.87

As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $7.2 million, which is expected to be recognized over a weighted average period of approximately 4.1 years.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tabulation summarizes certain information concerning outstanding options at December 31, 2006:

Options Outstanding at
Range of Exercise Price	December 31, 2006

$ 4.75 - $ 6.85	984,199
$23.85 - $25.95	511,916
$31.95 - $35.42	187,485

$ 4.75 - $35.42	1,683,600

Restricted Stock

In December 2004, the company agreed to issue shares of restricted common stock at the prevailing market price in the amount of $1,000,000 to the CTO upon the CTO’s development of certain software applications. In November 2006, such software had been completed pursuant to the company’s specifications and the CTO was granted 28,253 shares (determined by the average NYSE closing price for the 10 days immediately preceding the 5th day prior to grant). Such shares vest on the fifth anniversary of grant, provided the CTO remains employed with the company and satisfactorily maintains and enhances the Sub-Hub software.

11.	MEMBERS’ EQUITY AND REDEEMABLE PREFERRED UNITS

Mandatorily Redeemable Preferred Membership Units

Holders of the company’s mandatorily redeemable preferred units were entitled to receive a yield of 13.25% of its Liquidation Value per annum for the first three years starting in April 2000, and increasing to 15% of the Liquidation Value per annum thereafter. The discount inherent in the yield for the first three years was recorded as an adjustment to the carrying amount of the mandatorily redeemable preferred units. This discount was amortized as a dividend over the initial three years. Of the total yield on the mandatorily redeemable preferred units, 48% was mandatorily payable quarterly in cash to the mandatorily redeemable preferred unit holders. The unpaid portion of the yield accumulates annually and was added to the Liquidation Value of the mandatorily redeemable preferred units. Such units had an aggregate liquidation preference over common units of $20 million plus accumulated and unpaid yield. Mandatorily redeemable preferred units had no voting rights.

Mandatorily redeemable preferred units were redeemable without premium or penalty, wholly or in part, at the Company’s option at any time, for the Liquidation Value, including any unpaid yield. Redeemable preferred units were mandatorily redeemable on the earlier to occur of (i) an initial public offering of the company (to the extent of 25% of the net proceeds thereof), (ii) a sale of equity or assets of the company or any of its principal operating subsidiaries after retirement in full of the company’s debt under its senior credit facilities, or (iii) April 10, 2010. At December 31, 2002, 2003, and 2004, the company had 20,000 redeemable preferred membership units issued and outstanding. As discussed in Note 1 — “Initial Public Offering and Reorganization”, the company redeemed all of the Preferred Units on February 9, 2005 in connection with the consummation of its initial public offering (IPO). The redemption price amounted to $28,263 based on the Preferred Units’ Liquidation Value at the IPO date.

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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash available for distribution will be distributed, at the discretion of the company’s board of advisors, first to all preferred members to the extent of the Liquidation Value of their preferred units; second, to all common members, except to those common members where such distribution would cause or increase a deficit to their capital accounts.

12.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2005 and 2006 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005

Net sales	$116,466	$125,560	$127,487	$124,691
Gross profit	$48,325	$53,654	$52,522	$50,124
Net income	$35,563	$11,383	$10,518	$3,012
Net income per share:
Basic	$0.87	$0.26	$0.24	$0.07
Diluted	$0.85	$0.25	$0.23	$0.07

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net sales	$140,802	$151,527	$152,538	$146,971
Gross profit	$60,359	$65,814	$67,007	$61,149
Net income	$14,375	$8,427	$15,756	$12,836
Net income per share:
Basic	$0.32	$0.19	$0.35	$0.28
Diluted	$0.32	$0.18	$0.35	$0.28

Schedule II
AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at	Charges to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts(1)	Deductions(2)	Period

Year ended December 31, 2004
Allowance for doubtful accounts	$2,790	$1,281	$43	$(1,061)	$3,053
Allowance for inventory obsolescence	278	89		(46)	321

	$3,068	$1,370	$43	$(1,107)	$3,374

Year ended December 31, 2005
Allowance for doubtful accounts	$3,053	$1,241	$333	$(1,455)	$3,172
Allowance for inventory obsolescence	321	109	—	—	430

	$3,374	$1,350	$333	$(1,455)	$3,602

Year ended December 31, 2006
Allowance for doubtful accounts	$3,172	$599	$1,442	$(869)	$4,344
Allowance for inventory obsolescence	430	68	115	(86)	527

	$3,602	$667	$1,557	$(955)	$4,871

(1)	Acquisition of businesses.

(2)	Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.