Form 10-Q
period 2007-03-31
American Reprographics CO
filed 2007-05-10
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
As of May 2, 2007, there were 45,494,650 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$11,642	$12,663
Restricted cash	8,491	8,593
Accounts receivable, net	85,277	94,413
Inventories, net	7,899	9,048
Deferred income taxes	10,963	10,964
Prepaid expenses and other current assets	6,796	7,090

Total current assets	131,068	142,771

Property and equipment, net	60,138	63,954
Goodwill	291,290	303,107
Other intangible assets, net	50,971	56,555
Deferred financing costs, net	895	805
Deferred income taxes	11,245	7,331
Other assets	1,974	2,033

Total assets	$547,581	$576,556

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,447	$32,684
Accrued payroll and payroll-related expenses	15,666	13,661
Accrued expenses	25,810	17,008
Accrued litigation charge	13,947	13,950
Current portion of long-term debt and capital leases	21,048	41,329

Total current liabilities	109,918	118,632

Long-term debt and capital leases	252,097	252,288
Other long-term liabilities	1,322	2,405

Total liabilities	363,337	373,325

Commitments and contingencies (Note 7)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 45,346,099 and 45,490,850 shares issued and outstanding	45	45
Additional paid-in capital	75,465	77,582
Deferred stock-based compensation	(1,224)	(1,028)
Retained earnings	109,955	126,799
Accumulated other comprehensive income	3	(167)

Total stockholders’ equity	184,244	203,231

Total liabilities and stockholders’ equity	$547,581	$576,556

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Reprographics services	$104,817	$119,779
Facilities management	22,932	26,356
Equipment and supplies sales	13,053	14,079

Total net sales	140,802	160,214
Cost of sales	80,443	92,435

Gross profit	60,359	67,779

Selling, general and administrative expenses	31,486	34,234
Amortization of intangible assets	785	1,745

Income from operations	28,088	31,800

Other income, net	329	—
Interest expense, net	(4,459)	(5,161)

Income before income tax provision	23,958	26,639
Income tax provision	9,583	9,795

Net income	$14,375	$16,844

Earnings per share:
Basic	$0.32	$0.37

Diluted	$0.32	$0.37

Weighted average common shares outstanding:
Basic	44,624,748	45,344,317
Diluted	45,185,691	45,790,548
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income	Equity
Balance at December 31, 2006	45,346,099	$45	$75,465	$(1,224)	$109,955	$3	$184,244

Stock-based compensation	31,008	—	376	196	—	—	572
Issuance of common stock under Employee Stock Purchase Plan	382	—	11	—	—	—	11
Stock options exercised	113,361	—	592	—	—	—	592
Tax benefit from exercise of stock options	—	—	1,138	—	—	—	1,138
Comprehensive Income:
Net income	—	—	—	—	16,844	—	16,844
Foreign currency translation adjustments	—	—	—	—	—	(129)	(129)
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	(41)	(41)

Comprehensive income							16,674

Balance at March 31, 2007	45,490,850	$45	$77,582	$(1,028)	$126,799	$(167)	$203,231

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Cash flows from operating activities
Net income	$14,375	$16,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,850	6,613
Amortization of intangible assets	785	1,745
Amortization of deferred financing costs	71	89
Stock-based compensation	460	572
Excess tax benefit related to stock options exercised	(610)	(1,138)
Deferred income taxes	926	1,329
Write-off of deferred financing costs	38	—
Other non-cash items, net	92	185
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(10,713)	(7,308)
Inventory	(195)	(261)
Prepaid expenses and other assets	861	217
Accounts payable and accrued expenses	4,238	(7,481)

Net cash provided by operating activities	15,178	11,406

Cash flows from investing activities
Capital expenditures	(1,489)	(2,128)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(7,331)	(22,044)
Other	(43)	98

Net cash used in investing activities	(8,863)	(24,074)

Cash flows from financing activities
Proceeds from stock option exercises	303	592
Proceeds from issuance of common stock under Employee Stock Purchase Plan	190	11
Excess tax benefit related to stock options exercised	610	1,138
Proceeds from borrowings under debt agreements	5,000	18,000
Payments on debt agreements and capital leases	(23,856)	(6,052)
Payment of loan fees	(127)	—

Net cash (used in) provided by financing activities	(17,880)	13,689

Net change in cash and cash equivalents	(11,565)	1,021
Cash and cash equivalents at beginning of period	22,643	11,642

Cash and cash equivalents at end of period	$11,078	$12,663

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$5,995	$7,056
Issuance of subordinated notes in connection with the acquisition of businesses	$4,585	$—
Change in fair value of derivatives	$(100)	$(41)
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
Reorganization and Initial Public Offering
Prior to the consummation of the Company’s initial public offering on February 9, 2005, the Company was reorganized (the Reorganization) from a California limited liability company (American Reprographics Holdings, L.L.C. or Holdings) to a Delaware corporation (American Reprographics Company). In connection with the Reorganization, the members of Holdings exchanged their common member units for common stock of ARC. Each option issued to purchase Holdings’ common member units under Holdings’ equity option plan was exchanged for an option exercisable for shares of ARC’s common stock with the same exercise prices and vesting terms as the original grants. In addition, all outstanding warrants to purchase common units of Holdings were exchanged for shares of ARC’s common stock.
On February 9, 2005, the Company closed an initial public offering (IPO) of its common stock at $13.00 per share, consisting of 7,666,667 newly issued shares sold by the company and 5,683,333 outstanding shares sold by the selling stockholders.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
These interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K. The accounting policies used in preparing these interim consolidated financial statements are the same as those described in our 2006 Annual Report on Form 10-K.
Reclassifications
The Company reclassified certain amounts in our 2006 financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Income as previously reported.
2. Stock-Based Compensation
The American Reprographics 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At March 31, 2007, 2,617,530 shares remain available for grant under the Stock Plan.

In March, the Company made its regular annual stock option grants which consisted of 600,500 stock options to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of three or five years and expire 10 years after the date of grant. Additionally, the Company issued shares of restricted common stock at the prevailing market price in the amount of $500,004, or 15,504, shares to each of the Company’s CEO and President/COO. The shares of restricted stock will vest on the fifth anniversary of the grant date.
The impact of the stock based compensation to the Consolidated Statement of Income for the three months ended March 31, 2006 and 2007, before income taxes was $0.3 million and $0.6 million, respectively.
As of March 31, 2007, total unrecognized compensation cost related to unvested shares-based payments totaled $15.1 million and is expected to be recognized over a weighted period of 4.3 years.
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
Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. Accordingly, during the three months ended March 31, 2007, the Company issued 382 shares of its common stock to employees in accordance with the ESPP at a purchase price of $29.25 per share, resulting in $11 thousand of cash proceeds to the Company.
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The changes in the carrying amount of goodwill from December 31, 2006 through March 31, 2007, are summarized as follows:

Goodwill
(Dollars in thousands)
Balance at December 31, 2006	$291,290
Additions	$11,817

Balance at March 31, 2007	$303,107

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments.
Other intangible assets that have finite useful lives are amortized over their useful lives. An impaired asset is written down to fair value. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and trade names and not-to-compete covenants are amortized using the straight-line method.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at December 31, 2006 and March 31, 2007, which continue to be amortized:

	December 31, 2006			March 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)
Amortizable other intangible assets:
Customer relationships	$55,685	$10,799	$44,886	$61,764	$12,361	$49,403
Trade names and trademarks	5,886	566	5,320	6,686	643	6,043
Non-Compete Agreements	1,025	260	765	1,475	366	1,109

	$62,596	$11,625	$50,971	$69,925	$13,370	$56,555

Based on current information, estimated future amortization expense of other intangible assets for the remainder of this fiscal year, and each of the next four fiscal years are as follows:

2007	$5,742
2008	6,829
2009	6,123
2010	5,314
2011	4,744
Thereafter	27,803

$56,555

5. Long-Term Debt
Long-term debt consists of the following:

	December 31,	March 31,
	2006	2007
		(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (7.32% interest rate at March 31, 2007);any unpaid principal and interest due December 18, 2008	$—	$18,000

Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly ( weighted average 7.1% interest rate at December 31, 2006 and March 31, 2007 ); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	215,651	215,112

Various subordinated notes payable; interest ranging from 5% to 7.5%; principal and interest payable monthly through January 2012	20,103	19,900

Various capital leases; interest rates ranging to 24.5%; principal and interest payable monthly through February 2013	37,391	40,605

	273,145	293,617
Less current portion	(21,048)	(41,329)

	$252,097	$252,288

In December 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the Company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility.

In July 2006, to finance an acquisition, the Company borrowed $30 million of the available $50 million in its term loan facility. Subsequent to the borrowing, the Company entered into a First Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million.
On April 27, 2007 the Company entered into a Second Amendment to Second Amended and Restated Credit and Guaranty Agreement (the Second Amendment) in order to facilitate the consummation of certain proposed acquisitions. In conjunction with the Second Amendment the Company borrowed $50 million from its Term Loan Facility in addition to amending certain other terms including the following:
•	Eliminating the aggregate purchase price limitation for business acquisitions in favor of permitting the Company to incur New Term Loan Commitments at any time, subject to the achievement of a Leverage Ratio on a pro forma basis after giving effect to such New Term Loan Commitments of less than 3.00:1.00 (together with certain existing conditions);

•	An increase in the threshold for capital lease obligations;

•	An increase in the threshold for subordinated notes payable;

•	An increase in the threshold for investments; and

•	Elimination of capital lease obligations from the definition of Consolidated Capital Expenditures in conjunction with a reduction of the threshold for Consolidated Capital Expenditures.
Except as described above, all other material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K.
During the three months ended March 31, 2007, the Company made no payments, exclusive of contractually scheduled payments, on its senior secured credit facility. The Company borrowed $18 million under its Revolving Credit Facility to complete business acquisitions and related costs during the three months ended March 31, 2007.
6. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate in the three months ended March 31, 2006 and March 31, 2007 was approximately 40% and 37%, respectively. The decrease is primarily due to a Domestic Production Activities Deduction (“DPAD”) to be taken in the Company’s consolidated federal income tax return and certain state income tax returns for the 2006 and 2007 tax years. A discrete item of $0.5 million related to the 2006 DPAD is reflected in the effective income tax rate in the three months ended March 31, 2007 due to the Company’s ability to now claim the deduction for 2006 activities based upon a change in a tax accounting method in 2007 that is applied retroactive to 2006.
The Company adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. At the adoption date of January 1, 2007, the Company had $.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At March 31, 2007, the Company has $.9 million of unrecognized tax benefits.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003.
7. Commitments and Contingencies
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2007, the Company has potential future earnout obligations aggregating to approximately $14.7 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.
Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, and $.2 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. On April 26, 2007 that court affirmed the judgment, and the Company filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment by recording a one-time, non-recurring litigation charge of $14 million in 2006 that included a $11.3 million litigation reserve ($11.1 million in awarded damages and $.2 million in preference claims), and interest expense of $2.7 million. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in an impact of $8.4 million to net income in 2006. The Company has paid the $.2 million preference claim and has accrued an additional $.2 million for interest during the three months ended March 31, 2007. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, Southern District of New York, collateralized by $7.5 million in cash, which is included in the restricted cash balance as of March 31, 2007.
FIN 48 Liability. As a result of the adoption of FIN 48. we have a $.9 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 6 to the Financial Statements for additional discussion).
The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

8. Comprehensive Income
The company’s comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three months ended March 31, 2006 and 2007 are as follows:

	Three Months Ended
	March 31,
	2006	2007
	(Unaudited)
	(Dollars in thousands)
Net income	$14,375	$16,844
Foreign currency translation adjustments	—	(129)
Decrease in fair value of financial derivative instruments, net of tax effects	100	(41)

Comprehensive income	$14,475	$16,674

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
9. Earnings Per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2006, there were no stock options excluded in the calculation of diluted net income per common share. Stock options totaling 1.3 million for the three months ended March 31, 2007, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2006 and 2007:

	Three Months Ended
	March 31,
	2006	2007
	(Unaudited)
Weighted average common shares outstanding during the period — basic	44,624,748	45,344,317

Effect of dilutive stock options	560,943	446,231

Weighted average common shares outstanding during the period — diluted	45,185,691	45,790,548

10. Recent Accounting Pronouncements
In March 2006, the consensus of Emerging Issue Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was published. The scope of this Issue includes any tax assessed by a government authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. The Task Force reached a consensus that the presentation of such taxes on either a gross basis (included in revenues and costs), or net basis (excluded from revenues) is an accounting policy decision that should be disclosed. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The consensuses of this Issue should be applied for interim and annual reporting periods beginning after December 15, 2006. The adoption of this Issue has not had a significant impact on the Company’s results of operations and financial position, as the Company generally does not recognize taxes collected from customers and remitted to governmental authorities in the Company’s results of operations.
On July 13, 2006, the FASB issued Interpretation 48 (FIN 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6, Income Taxes, for further discussion.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.
11. Subsequent Events
Subsequent to March 31, 2007, the Company completed the acquisition of the reprographics division of Atlanta-based Imaging Technologies Services, Inc., the largest provider of reproduction, document management and related services in the Southeast region of the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K, our final prospectus for our recent secondary offering, dated March 8, 2007.
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2006 Annual Report on Form 10-K. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.

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
We deliver these services through our specialized technology, more than 700 sales and customer service employees interacting with our customers every day, and more than 3,300 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 107,000 companies throughout the country.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the Company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
A significant component of our growth has been from acquisitions. In the first three months of 2007, we paid $22.0 million for a new acquisition and other cash payments associated with prior year acquisitions. In 2006, we acquired 16 businesses for $87.7 million. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened or acquired 20 production facilities since December 31, 2006 and we have closed or consolidated 3 in the same period. We expect to open at least an additional 15 branches by the end of 2007.
In the following pages, we offer descriptions of how we manage and measure financial performance throughout the company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ from what is presented here.
Evaluating our Performance. We evaluate our success in delivering value to our shareholders by striving for the following:
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

Primary Financial Measures We use net sales, costs and expenses, and operating cash flow to operate and assess the performance of our business.
The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, the Company is deemed to operate as a single reportable business segment. Please refer to our 2006 Annual Report on Form 10-K for more information regarding our primary financial measures.
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
We believe our current customer segment mix has approximately 80% of our revenues generating from the AEC market, while 20% is generated from non-AEC sources. We believe this mix is optimal because it offers us the advantages of diversification without diminishing our focus on our core competencies.
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
According to the International Reprographics Association (IRgA), the reprographics industry is highly-fragmented and comprised primarily of small businesses with an average of $1.5 million in annual sales. Our own experience in acquiring reprographics businesses over the past eleven years supports this estimate. Although none of the individual acquisitions we made in the past four years are material to our overall business, each was strategic from a marketing and regional market share point of view.
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

Economic Factors Affecting Financial Performance. As previously noted, we estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2006, with the remaining 20% consisting of sales to non-AEC markets (based on our annual review of the top 30% of our customers, and designating customers as either AEC or non-AEC based on their primary use of our services). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags trends in the general economy.
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
We use EBIT to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, since debt and taxation are managed at the corporate level, the cash flow from each division should be equal to the corresponding EBITDA of each division, assuming no other changes to a division’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.
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

Because of these limitations, EBIT, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only as supplements. For more information, see our consolidated financial statements and related notes elsewhere in this report. Additionally, please refer to our 2006 Annual Report on Form 10-K.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Cash flows provided by operating activities	$15,178	$11,406
Changes in operating assets and liabilities	5,809	14,833
Non-cash (expenses) income, including depreciation and amortization	(6,612)	(9,395)
Income tax provision	9,583	9,795
Interest expense	4,459	5,161

EBIT	28,417	31,800
Depreciation and amortization	5,635	8,358

EBITDA	34,052	40,158
Interest expense	(4,459)	(5,161)
Income tax provision	(9,583)	(9,795)
Depreciation and amortization	(5,635)	(8,358)

Net income	$14,375	$16,844

The following is a reconciliation of net income to EBITDA:

	Three Months Ended March 31,
	2006	2007
	(Dollars in thousands)
Net income	$14,375	$16,844
Interest expense, net	4,459	5,161
Income tax provision	9,583	9,795

EBIT	$28,417	$31,800
Depreciation and amortization	5,635	8,358

EBITDA	$34,052	$40,158

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Three Months Ended March 31,
	2006	2007
Net income margin	10.2%	10.5%
Interest expense, net	3.2%	3.2%
Income tax provision	6.8%	6.1%

EBIT margin	20.2%	19.8%
Depreciation and amortization	4.0%	5.2%

EBITDA margin	24.2%	25.0%

Results of Operations for the Three Months Ended March 31, 2007 and 2006
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2006	2007
Net Sales	100.0%	100.0%
Cost of sales	57.1	57.7

Gross profit	42.9	42.3
Selling, general and administrative expenses	22.4	21.4
Amortization of intangibles	0.6	1.1

Income from operations	19.9	19.8
Other income	0.2	—
Interest expense, net	(3.1)	(3.2)

Income before income tax provision	17.0	16.6
Income tax provision	6.8	6.1

Net income	10.2%	10.5%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

	Three Months Ended
	March 31,		Increase (decrease)
	2006	2007	(In dollars)	(Percent)
	(In millions)
Reprographics services	$104.8	$119.8	$15.0	14.3%
Facilities management	22.9	26.3	3.4	14.8%
Equipment and supplies sales	13.1	14.1	1.0	7.6%

Total net sales	140.8	160.2	19.4	13.8%

Gross profit	60.4	67.8	7.4	12.3%
Selling, general and administrative expenses	31.5	34.2	2.7	8.6%
Amortization of intangibles	0.8	1.7	0.9	112.5%
Interest expense, net	4.5	5.2	0.7	15.6%
Income taxes	9.6	9.8	0.2	2.1%
Net Income	14.4	16.8	2.4	16.7%
EBITDA	34.1	40.2	6.1	17.9%

Net Sales.
Net sales increased by 13.8% for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.
In the three months ended March 31, 2007, approximately 9.3% of the 13.8% net sales increase was related to our standalone acquisitions since March 31, 2006. (See page 16 of this report for an explanation of acquisition type.)
Reprographics services. Net sales during the three months ended March 31, 2007, increased compared to the same period in 2006 by $15.0 million due to increased non-residential construction spending throughout the U.S. and the expansion of our market share through branch openings and acquisitions. We acquired one business during the three month period ended March 31, 2007, that had a primary focus on reprographics services. Continued sales increases were reported in the Southern region that were both market-driven and due to a continued focus on best sales practices. Additionally, we continued to experience growth in Northern California primarily resulting from strong growth in the San Francisco Bay area.
Company-wide, pricing remained at similar levels to the same period in 2006, indicating that revenue increases were due primarily to volume.
Facilities management. On-site or facilities management services continued to post solid dollar volume and period-over-period percentage gains in the three months ended March 31, 2007. Specifically, sales for the three months ended March 31, 2007, compared to the same period in 2006 increased by $3.4 million or 14.8%. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by an increase of 109 facilities management contracts in the first quarter of 2007, bringing our total FM contracts to approximately 3,340. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.
Equipment and supplies sales. During the three month period ended March 31, 2007, our equipment and supplies sales increased by 7.6% as compared to the same period in 2006.
During the past four years, our facilities management sales efforts made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service agreements. Two acquisitions in the Midwest in 2005 and one late in 2004 continue to reverse this trend, as each possess a strong equipment and supplies business unit. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment.
Gross Profit.
Our gross profit and gross profit margin was $67.8 million and 42.3% during the three months ended March 31, 2007, compared to $60.4 million and 42.9% during the same period in 2006, on sales growth of $19.4 million.
Increases in revenues coupled with the fixed cost nature of some of our cost of goods sold expenses, such as machine cost, facility rent, and some elements of labor contributed to dollar volume increases in gross profit during the three months ended March 31, 2007. The slight drop in gross margins was primarily due to the fact sales increases during the three months ended March 31, 2007 were driven by acquisitions which typically carry a lower gross profit margin than our existing operating divisions and lower capacity utilization in some of our divisions, therefore temporarily depressing gross margins. Lower gross margins of new branch openings also tend to depress gross margins temporarily.

Our increased purchasing power as a result of our expanding geographical footprint continues to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales increased slightly from 23.1% in the first quarter of 2006 to 23.8% in the same period in 2007 due to some temporary under utilization of capacity and acquisitions which typically carry higher labor costs than existing operating divisions, thus temporarily causing an increase in labor cost as a percent of sales. Production overhead, including depreciation, as a percentage of revenue decreased from 18.5% in the first quarter of 2006 to 18.0% in 2007 due to the fixed cost nature of the expense coupled with the net sales increase.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses increased by $2.7 million or 8.6% during the first quarter of 2007 over the same period in 2006.
Increases during the three month period ended March 31, 2007, are primarily attributable to the increase in our sales volume during the same period. Specifically, expenses rose primarily due to increases in administrative and sales salaries and commissions of $2.0 million that accompany the sales growth. Additionally, in March 2007, the company incurred expenses of approximately $.5 million in connection with a secondary stock offering, primarily to facilitate the sale of shares owned by its former financial sponsors, Code Hennessy & Simmons LLC.
Selling, general and administrative expenses, as a percentage of net sales decreased from 22.4% in the first quarter of 2006 to 21.4% in the first quarter of 2007 due to the increase in sales and the fixed cost nature of some of these expenses in our existing operating divisions. Additionally, our regional management structure, instituted in 2003, continues to bear positive results in the dissemination of best business practices, better administrative controls, and greater consolidation of common regional resources.
Amortization of Intangibles.
Amortization of intangibles increased $.9 million during the three months ended March 31, 2007, compared to the same period in 2006 primarily due to an increase in identified intangible assets such as customer relationships, and trade names associated with acquired businesses since March 31, 2006.
Interest Expense, Net.
Net interest expense increased to $5.2 million during the three months ended March 31, 2007, compared to $4.5 million during the same period in 2006, an increase of 15.6%. Interest expense in the three months ended March 31, 2007, included $.2 million of interest expense related to the Louis Frey litigation reserve which continues to accrue interest as we pursue our appeal.
The increase in interest expense for the three months ended March 31, 2007, was primarily due to a weighted average increase of $10.5 million in capital lease obligations in addition to $.2 million of interest expense related to the Louis Frey litigation reserve.
Income Taxes.
Our effective income tax rate decreased from 40.0% in the three months ended March 31, 2006 to 36.8% in the three months ended March 31, 2007. The decrease is primarily due to the Domestic Production Activities Deduction (DPAD) to be taken by the Company as allowed by Internal Revenue Code section 199 as enacted by the American Jobs Creation Act of 2004. A discrete item of $.5 million or 2% of pre-tax income related to the 2006 DPAD is reflected in the effective income tax rate in the three months ended March 31, 2007. See note 6, Income Taxes, for further discussion.
Net Income.
Net income increased to $16.8 million during the three months ended March 31, 2007, compared to $14.4 million in the same period in 2006 primarily due to the increase in sales.

EBITDA.
EBITDA margin increased to 25% during the three months ended March 31, 2007, compared to 24.2% during the same period in 2006 primarily due to the increase in sales and lower SG&A costs as a percent of sales for the quarter. For a reconciliation of EBITDA to net income, please see “Non-GAAP Measures” above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our bank credit facilities or debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
	2006	2007
	(Unaudited)
	(Dollars in thousands)
Net cash provided by operating activities	$15,178	$11,406

Net cash used in investing activities	($8,863)	($24,074)

Net cash (used in) and provided by financing activities	($17,880)	$13,689

Operating Activities
Net cash of $11.4 million provided by operating activities for the three months ended March 31, 2007, represents a year-over-year decrease primarily related to 2006 income tax extension payments of $6.5 million that were accrued as of December 31, 2006, but paid during the three months ended March 31, 2007. This decrease in operating cash flows was partially offset by an increase in net income of $2.5M. The first quarter operating cash flows are historically negatively impacted by the timing of collections of accounts receivable as the fourth quarter is historically our slowest quarter, and March is one of our strongest months. Operating cash flows for the three months ended March 31, 2007 also includes an add back to net income for depreciation and amortization of $8.4 million which is partially offset by the growth in accounts receivable, net of effect of business acquisitions, of $7.3 million, primarily related to increased sales and the timing of collections.
Investing Activities
Net cash of $24.1 million for the three months ended March 31, 2007, used in investing activities primarily relates to the acquisition of businesses, and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $22.0 million during the three months ended March 31, 2007. Cash payments for capital expenditures totaled $2.1 million for the three months ended March 31, 2007. Cash used in investing activities will very depending on the timing and the size of acquisitions completed.
Financing Activities
Net cash of $13.7 million provided by financing activities during the three months ended March 31, 2007, primarily relate to a borrowing of $18 million on our existing revolving credit facility in order to facilitate the consummation of certain proposed acquisitions. The proceeds from our revolving credit facility were offset by scheduled payments of $6.1 million on our debt agreements and capital leases. Also included in financing activities is a $1.1 million excess tax benefit related to stock options exercised during the three months ended March 31, 2007.

Our cash position, working capital, and debt obligations as of March 31, 2007, are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	December 31, 2006	March 31, 2007
		(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents	$11,642	$12,663
Working capital	21,150	24,139

Borrowings from senior secured credit facilities	215,651	233,112
Other debt obligations	57,494	60,505

Total debt obligations	$273,145	$293,617

The increase of $3 million in working capital was primarily due to the increase in accounts receivable of $9.1 million resulting from improved sales performance, a $10.8 million drop in accrued liabilities related to accrued payments for 2006 acquisitions and 2006 income taxes payable that were paid during the first quarter of 2007, offset by an increase in short-term debt related to the borrowing of $18 million under our existing revolving credit facility in order to facilitate the consummation of a proposed acquisition. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are our most significant element of working capital.
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
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, except as noted in the subsequent events footnote, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations, additional borrowings, or the issuance of our equity. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.
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
In July 2006, to finance an acquisition, the Company borrowed $30 million of the available $50 million in its term loan facility. Subsequent to the borrowing, the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million.

On April 27, 2007 the Company entered into a Second Amendment to Second Amended and Restated Credit and Guaranty Agreement (the Second Amendment) in order to facilitate the consummation of certain proposed acquisitions. In conjunction with the Second Amendment the Company borrowed $50 million from its Term Loan Facility in addition to amending certain other terms including the following:
•	Eliminating the aggregate purchase price limitation for business acquisitions in favor of permitting the Company to incur New Term Loan Commitments at any time, subject to the achievement of a Leverage Ratio on a pro forma basis after giving effect to such New Term Loan Commitments of less than 3.00:1.00 (together with certain existing conditions);

•	An increase in the threshold for capital lease obligations;

•	An increase in the threshold for subordinated notes payable;

•	An increase in the threshold for investments; and

•	Elimination of capital lease obligations from the definition of Consolidated Capital Expenditures in conjunction with a reduction of the threshold for Consolidated Capital Expenditures.
Except as described above, all other material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K.
During the three months ended March 31, 2007, the Company made no payments, exclusive of contractually scheduled payments, on its senior secured credit facility. The Company borrowed $18 million under its Revolving Credit Facility to complete a business acquisition and related costs during the three months ended March 31, 2007.
Seller Notes. As of March 31, 2007, we had $19.9 million of seller notes outstanding, with interest rates ranging between 5% and 7.5% and maturities between 2009 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2006 and March 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2007, we have potential future earnout obligations aggregating to approximately $14.7 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable and consist of a combination of cash and notes payable issued to the seller.
FIN 48 Liability. As a result of the adoption of FIN 48, we have a $.9 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 6 to the Financial Statements for additional discussion).

Critical Accounting Policies
Our management prepares financial statements in conformity with accounting principles generally accepted in the United States. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2006 Annual Report on Form 10-K. We do not believe that any of our acquisitions completed during 2007 or new accounting standards implemented during 2007 changed our critical accounting policies.
Recent Accounting Pronouncements
In March 2006, the consensus of Emerging Issue Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” was published. The scope of this Issue includes any tax assessed by a government authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer, and may include, but is not limited to, sales, use, value-added, and some excise taxes. The scope of this Issue excludes tax schemes that are based on gross receipts and taxes that are imposed during the inventory procurement process. The Task Force reached a consensus that the presentation of such taxes on either a gross basis (included in revenues and costs), or net basis (excluded from revenues) is an accounting policy decision that should be disclosed. An entity is not required to reevaluate its existing policies related to taxes assessed by a governmental authority as a result of this consensus. In addition, for any such taxes that are reported on a gross basis, an entity should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The consensuses of this Issue should be applied for interim and annual reporting periods beginning after December 15, 2006. The adoption of this Issue has not had a significant impact on the Company’s results of operations and financial position, as the Company generally does not recognize taxes collected from customers and remitted to governmental authorities in the Company’s results of operations.
On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6, Income Taxes, for further discussion.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
In March 2006, we entered into an interest rate collar agreement effective as of December 23, 2006, with a fixed notional amount of $76.7 million until December 23, 2007, which then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%. At March 31, 2007, the interest rule collar agreement had a negative fair value of $163,000.
As of March 31, 2007, we had $293.6 million of total debt and capital lease obligations of which $233.1million was bearing interest at variable rates approximating 7.1% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million during the three months ended March 31, 2007.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2007, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no significant changes to internal controls over financial reporting during the first quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, and $.2 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. On April 26, 2007 that court affirmed the judgment, and the Company filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment by recording a one-time, non-recurring litigation charge of $14 million in 2006 that included a $11.3 million litigation reserve ($11.1 million in awarded damages and $.2 million in preference claims), and interest expense of $2.7 million. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in a net impact of $8.4 million to net income in 2006. The Company has paid the $.2 million preference claim and has accrued an additional $.2 million for interest during the three months ended March 31, 2007. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, Southern District of New York, collateralized by $7.5 million in cash which is recorded in restricted cash on the March 31, 2007 Balance Sheet.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of March 31, 2007.
Item 5. Other Information:
As disclosed in our report on Form 8-K, dated April 27, 2007, Sathiyamurthy Chandramohan announced his resignation as the Company’s Chief Executive Officer effective June 1, 2007. Pursuant to the succession plan approved by the Company’s Board of Directors on November 22, 2006, the Company’s current President and Chief Operating Officer, Kumarakulasingam Suriyakumar, will become Chief Executive Officer effective as of June 1, 2007. Mr. Chandramohan will remain Chairman of the Board of Directors.
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

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2007.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Sathiyamurthy Chandramohan
Chairman of the Board of Directors and
Chief Executive Officer

By:	/s/ Jonathan R. Mather
Chief Financial Officer and Secretary