Form 10-Q
period 2007-06-30
American Reprographics CO
filed 2007-08-09
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407
AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1981 N. Broadway, Suite 385,
Walnut Creek, California 94596
(925) 949-5100
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 7, 2007, there were 45,554,057 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31,	June 30,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$11,642	$16,426
Restricted cash	8,491	8,697
Accounts receivable, net	85,277	102,491
Inventories, net	7,899	10,354
Deferred income taxes	10,963	10,967
Prepaid expenses and other current assets	6,796	9,946

Total current assets	131,068	158,881

Property and equipment, net	60,138	75,704
Goodwill	291,290	351,848
Other intangible assets, net	50,971	73,663
Deferred financing costs, net	895	1,108
Deferred income taxes	11,245	6,748
Other assets	1,974	2,100

Total assets	$547,581	$670,052

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,447	$33,814
Accrued payroll and payroll-related expenses	15,666	19,471
Accrued expenses	25,810	25,789
Accrued litigation charge	13,947	14,154
Current portion of long-term debt and capital leases	21,048	40,332

Total current liabilities	109,918	133,560

Long-term debt and capital leases	252,097	308,798
Other long-term liabilities	1,322	2,477

Total liabilities	363,337	444,835

Commitments and contingencies (Note 6)

Stockholders’ equity:
Preferred stock, $.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $.001 par value, 150,000,000 shares authorized; 45,346,099 and 45,554,032 shares issued and outstanding	45	45
Additional paid-in capital	75,465	79,381
Deferred stock-based compensation	(1,224)	(905)
Retained earnings	109,955	146,412
Accumulated other comprehensive income	3	284

Total stockholders’ equity	184,244	225,217

Total liabilities and stockholders’ equity	$547,581	$670,052

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007

Reprographics services	$114,658	$133,257	$219,475	$253,035
Facilities management	24,691	28,984	47,623	55,340
Equipment and supplies sales	12,178	15,542	25,231	29,621

Total net sales	151,527	177,783	292,329	337,996
Cost of sales	85,713	102,967	166,156	195,401

Gross profit	65,814	74,816	126,173	142,595

Selling, general and administrative expenses	33,112	34,499	64,598	68,733
Litigation Reserve	11,262	0	11,262	0
Amortization of intangible assets	867	2,451	1,652	4,196

Income from operations	20,573	37,866	48,661	69,666

Other income (expense), net	472	0	801	0
Interest expense, net	(7,001)	(6,642)	(11,460)	(11,802)

Income before income tax provision	14,044	31,224	38,002	57,864
Income tax provision	5,617	11,612	15,200	21,407

Net income	$8,427	$19,612	$22,802	$36,457

Earnings per share:
Basic	$0.19	$0.43	$0.51	$0.80

Diluted	$0.18	$0.43	$0.50	$0.80

Weighted average common shares outstanding:
Basic	44,932,873	45,455,828	44,779,662	45,400,380
Diluted	45,510,158	45,880,187	45,312,592	45,832,024
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income	Equity

Balance at December 31, 2006	45,346,099	$45	$75,465	$(1,224)	$109,955	$3	$184,244

Stock-based compensation	40,838	—	1,250	319	—	—	1,569
Issuance of common stock under Employee Stock Purchase Plan	1,784	—	52	—	—	—	52
Stock options exercised	165,311	—	1,080	—	—	—	1,080
Tax benefit from exercise of stock options	—	—	1,534	—	—	—	1,534
Comprehensive Income:
Net income	—	—	—	—	36,457	—	36,457
Foreign currency translation adjustments	—	—	—	—	—	215	215
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	66	66

Comprehensive income							36,738

Balance at June 30, 2007	45,554,032	$45	$79,381	$(905)	$146,412	$284	$225,217

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
Cash flows from operating activities
Net income	$22,802	$36,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,354	14,191
Amortization of intangible assets	1,652	4,196
Amortization of deferred financing costs	151	215
Stock-based compensation	1,025	1,569
Excess tax benefit related to stock options exercised	(3,353)	(1,534)
Deferred income taxes	(3,315)	1,840
Write-off of deferred financing costs	57	—
Litigation Charge	13,539	407
Other non-cash items, net	663	146
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(12,675)	(9,775)
Inventory	(25)	(362)
Prepaid expenses and other assets	570	(2,583)
Income Taxes Payable	3,756	(5,464)
Accounts payable and accrued expenses	7,199	6,062

Net cash provided by operating activities	42,400	45,365

Cash flows from investing activities
Capital expenditures	(3,808)	(5,232)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(16,106)	(86,546)
Other	(202)	283

Net cash used in investing activities	(20,116)	(91,495)

Cash flows from financing activities
Proceeds from stock option exercises	1,665	1,080
Proceeds from issuance of common stock under Employee Stock Purchase Plan	238	52
Excess tax benefit related to stock options exercised	3,353	1,534
Proceeds from borrowings under debt agreements	5,000	70,000
Payments on debt agreements and capital leases	(31,943)	(21,323)
Payment of loan fees	(141)	(429)

Net cash (used in) provided by financing activities	(21,828)	50,914

Net change in cash and cash equivalents	456	4,784
Cash and cash equivalents at beginning of period	22,643	11,642

Cash and cash equivalents at end of period	$23,099	$16,426

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$12,222	$19,589
Issuance of subordinated notes in connection with the acquisition of businesses	$8,815	$4,550
Change in fair value of derivatives	$281	$66
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
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
These interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K. The accounting policies used in preparing these interim consolidated financial statements are the same as those described in our 2006 Annual Report on Form 10-K, except for the adoption of FIN 48, which is further described in footnote 7.
Reclassifications
The Company reclassified certain amounts in our 2006 financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Income as previously reported.
2. Stock-Based Compensation
The American Reprographics 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At June 30, 2007, 2,610,630 shares remain available for grant under the Stock Plan.

In March, the Company made its regular annual stock option grants which consisted of 600,500 stock options to key employees with an exercise price equal to the fair market value. In the second quarter of 2007 the Company issued 7,500 stock options to additional key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of three or five years and expire 10 years after the date of grant. Additionally, the Company issued shares of restricted common stock at the prevailing market price in the amount of $500,004, or 15,504 shares, to each of the Company’s CEO and President/COO, and $60,000, or 1,966 shares, to each of the five non-management board members. The shares of restricted stock issued to the Company’s CEO and President/COO will vest on the fifth anniversary of the grant date; the shares of restricted stock granted to the non-management board members will vest 1/12th per month over twelve months.
The impact of the stock based compensation to the Consolidated Statement of Income for the three months ended June 30, 2006 and 2007, before income taxes were $0.6 million and $1 million, respectively.
The impact of the stock based compensation to the Consolidated Statement of Income for the six months ended June 30, 2006 and 2007, before income taxes were $1 million and $1.6 million, respectively.
As of June 30, 2007, total unrecognized compensation cost related to unvested shares-based payments totaled $14.5 million and is expected to be recognized over a weighted period of 4.0 years.
3. Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the ESPP) in connection with the consummation of its IPO in February 2005. Under the ESPP, as amended, purchase rights may be granted to eligible employees subject to a calendar year maximum per eligible employee of the lesser of (i) 400 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25,000 as determined on the date of purchase.
Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. Accordingly, during the six months ended June 30, 2007, the Company issued 1,784 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $29.25 per share, resulting in $52 thousand of cash proceeds to the Company.
4. Acquisitions
During 2007, the company acquired the assets and liabilities of 6 U.S. reprographics companies. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $85.5 million, excluding cash acquired for which the company paid $80.9 million in cash and issued $4.6 million of notes payable to the former owners of the acquired companies. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill.
Set forth below is summary consolidated pro forma information for the Company, giving effect to the 2007 acquisitions as though they had been completed on the first day of each period presented. The summary consolidated pro forma information below is based on the preliminary purchase price allocation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Dollars in thousands, except per share data)

Net sales	$170,037	$182,927	$329,536	$359,980
Net income	9,385	19,864	25,542	38,023

Earnings per share — basic	$0.21	$0.44	$0.57	$0.84
Earnings per share — diluted	$0.21	$0.43	$0.56	$0.83
The table below summarizes the preliminary purchase price allocation for 2007 acquisitions.

(In thousands)
Tangible assets, exclusive of cash	$15,791
Intangible assets	26,235
Goodwill	51,009
Liabilities assumed	(4,845)
Debt and capital leases assumed	(2,702)

Cost of acquisition, net of cash acquired	$85,488

In conjunction with the acquisition of Imaging Technologies Services in April of 2007, the Company acquired the rights to be an Autodesk Value Added Reseller. The Autodesk agreement enables the Company to market and sell certain Autodesk software products and maintenance service programs. In accordance with SAB 104 and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” revenue from sales of the third party maintenance service program is recognized at the time of sale on a net basis as the Company is not the primary obligor. Product sales are recorded at the time of sale on a gross basis when the SAB 104 revenue recognition criteria is met, as in this transaction the Company acts as a principal in the transaction and assumes the risks and rewards of ownership. The net sales of these third party software products and maintenance programs were recorded under reprographics revenue and represented less than 0.5% of total revenue for the three-months ended June 30, 2007.
5. Goodwill and Other Intangibles Resulting from Business Acquisitions
In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The changes in the carrying amount of goodwill from December 31, 2006 through June 30, 2007, are summarized as follows:

Goodwill
(Dollars in
thousands)
Balance at December 31, 2006	$291,290
Additions	$60,558

Balance at June 30, 2007	$351,848

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments totaling $5.9 million.
Other intangible assets that have finite lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of not-to-compete covenants, certain trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and trade names and not-to-compete covenants are amortized using the straight-line method. An impaired asset is written down to fair value.
In connection with the Company’s acquisition of Imaging Technologies Services non-amortizable intangibles of $6.4 million were identified, consisting of trade names, as they do not have a finite life.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at December 31, 2006 and June 30, 2007, which continue to be amortized:

	December 31, 2006			June 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)

Amortizable other intangible assets:
Customer relationships	$55,685	$10,799	$44,886	$74,824	$14,559	$60,265
Trade names and trademarks	$5,886	$566	$5,320	$6,686	$759	$5,927
Non-Compete Agreements	$1,025	$260	$765	$1,574	$503	$1,071

	$62,596	$11,625	$50,971	$83,084	$15,821	$67,263

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years are as follows:

2007	$4,527
2008	8,436
2009	7,567
2010	6,615
2011	5,906
Thereafter	34,212

$67,263

6. Long-Term Debt
Long-term debt consists of the following:

	December 31,	June 30,
	2006	2007
		(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable monthly (7.9% weighted average interest rate at June 30, 2007); any unpaid principal and interest due December 18, 2008	$—	$13,000

Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly ( weighted average 7.1% interest rate at December 31, 2006 and June 30, 2007 ); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	215,651	264,449

Various subordinated notes payable; interest ranging from 5% to 7.1%; principal and interest payable monthly through June 2012	20,103	22,113

Various capital leases; interest rates ranging to 24.5%; principal and interest payable monthly through June 2013	37,391	49,568

	273,145	349,130
Less current portion	(21,048)	(40,332)

	$252,097	$308,798

In December 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the Company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility.
In July 2006, to finance an acquisition, the Company borrowed $30 million of the then available $50 million in its term loan facility. Subsequent to the borrowing, the Company entered into a First Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million.
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
Except as described above, all other material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K.
During the six months ended June 30, 2007, the Company made no payments, exclusive of contractually scheduled payments, on its senior secured credit facility.
7. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate decreased from 40.0% in the three and six months ended June 30, 2006 to 37.2% and 37.0% for the three and six months ended June 30, 2007, respectively. The decrease is primarily due to a Domestic Production Activities Deduction (“DPAD”) to be taken in the Company’s consolidated federal income tax return and certain state income tax returns for the 2006 and 2007 tax years. A discrete item of $.2 million and $.7 million related to the 2006 DPAD is reflected in the effective income tax rate in the three and six months ended June 30, 2007, respectively, due to the Company’s ability to now claim the deduction for 2006 activities based upon a change in a tax accounting method in 2007 that is applied retroactive to 2006.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. At the adoption date on January 1, 2007, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At June 30, 2007, the Company has $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.
The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by income tax authorities for tax years before 2003.

8. Commitments and Contingencies
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of June 30, 2007, the Company has potential future earnout obligations aggregating to approximately $8.8 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Autodesk Agreement. The agreement has annual minimum purchase requirements that as of June 30, 2007 the Company believes will be met.
Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, and $.2 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. On April 26, 2007 that court affirmed the judgment, and the Company filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment by recording a one-time, non-recurring litigation charge of $14 million in 2006 that included a $11.3 million litigation reserve ($11.1 million in awarded damages and $.2 million in preference claims), and interest expense of $2.7 million. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in an impact of $8.4 million to net income in 2006. The Company has paid the $.2 million preference claim and has accrued an additional $.4 million for interest during the six months ended June 30, 2007. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, Southern District of New York, collateralized by $7.5 million in cash, which is included in the restricted cash balance as of June 30, 2007.
Other Litigation. As a result of a mediation conducted in June 2007, the Company settled lawsuits for reimbursement of incurred legal expenses and claims asserted by the Company alleging unfair competition, trade secret misappropriation, and breach of contract in consideration for a cash payment to the Company in the sum of $3.3 million. The Company accounted for the settlement payment by recording the benefit of $3.3 million as an offset to selling, general, and administrative expense during the second quarter of 2007. The Company received this sum on August 7, 2007.
FIN 48 Liability. As a result of the adoption of FIN 48 we have a $.9 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 7 to the Financial Statements for additional discussion).
The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

9. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three and six months ended June 30, 2006 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Unaudited)
	(Dollars in thousands)

Net income	$8,427	$19,612	$22,802	$36,457
Foreign currency translation adjustments	(31)	344	(31)	215
Increase in fair value of financial derivative instruments, net of tax effects	181	107	281	66

Comprehensive income	$8,577	$20,063	$23,052	$36,738

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
10. Earnings Per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2006, there were no stock options excluded in the calculation of diluted net income per common share. Stock options totaling 1.3 million for the three and six months ended June 30, 2007, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2006 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
	(Unaudited)

Weighted average common shares outstanding during the period — basic	44,932,873	45,455,828	44,779,662	45,400,380

Effect of dilutive stock options	577,285	424,359	532,930	431,644

Weighted average common shares outstanding during the period — diluted	45,510,158	45,880,187	45,312,592	45,832,024

11. Recent Accounting Pronouncements
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
On July 13, 2006, the FASB issued Interpretation 48 (FIN 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 7, Income Taxes, for further discussion.
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the Company. The Company is currently evaluating the impact, if any; the adoption of SFAS No. 157 will have on the Company’s consolidated financial position and results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K, our final prospectus for our recent secondary offering, dated March 8, 2007, and our 2007 first quarter report on Form 10-Q dated May 10, 2007.
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
Actual results could differ materially from our current expectations. Factors that could cause actual results to differ materially from current expectations, include among others, the following: (i) general economic conditions, such as changes in construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures; (ii) a downturn in the architectural, engineering and construction industry; (iii) competition in our industry and innovation by our competitors; (iv) our failure to anticipate and adapt to future changes in our industry; (v) failure to continue to develop and introduce new products and services successfully; (vi) our inability to charge for value-added services we provide our customers to offset potential declines in print volume; (vii) adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters; (viii) our inability to successfully identify and manage our acquisitions or open new branches; (ix) our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls; (x) adverse developments concerning our relationships with certain key vendors; and (xi) the loss of key personnel and qualified technical staff.
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
We deliver these services through our specialized technology, more than 700 sales and customer service employees interacting with our customers every day, and more than 3,900 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 107,000 companies throughout the country.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the Company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
A significant component of our growth has been from acquisitions. In the first six months of 2007, we paid $86.5 million for six new acquisitions and other cash payments associated with prior year acquisitions. In 2006, we acquired 16 businesses for $87.7 million. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
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
Other Common Financial Measures We also use a variety of other common financial measures as indicators of our performance, including:
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
Acquisitions Our disciplined approach to complementary acquisitions has led us to acquire reprographics businesses that fit our profile for performance potential and meet strategic criteria for gaining market share. In most cases, performance of newly acquired businesses improves almost immediately due to the application of financial best practices, significantly greater purchasing power, and productivity-enhancing technology.
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
We also use previous year’s sales figures to assist us in determining how the acquired company will be integrated into the overall management structure of the Company. We categorize newly acquired businesses in one of two ways:
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

Economic Factors Affecting Financial Performance. As previously noted, we estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2006, with the remaining 20% consisting of sales to non-AEC markets (based on our annual review of the top 30% of our customers, and designating customers as either AEC or non-AEC based on their primary use of our services). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags trends in the general economy.
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
We use EBIT to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our operating segments to the corporate level and to determine the financial health of each operating segment. As noted above, since debt and taxation are managed at the corporate level, the cash flow from each operating segment should be equal to the corresponding EBITDA of each operating segment, assuming no other changes to an operating segment’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.
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
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)

Cash flows provided by operating activities	$27,222	$33,959	$42,400	$45,365
Changes in operating assets and liabilities	(15,430)	(2,711)	1,175	12,121
Non-cash (expenses) income, including depreciation and amortization	(3,365)	(11,636)	(20,773)	(21,029)
Income tax provision	5,617	11,612	15,200	21,407
Interest expense	7,001	6,642	11,460	11,802

EBIT	21,045	37,866	49,462	69,666
Depreciation and amortization	6,371	10,029	12,006	18,387

EBITDA	27,416	47,895	61,468	88,053
Interest expense	(7,001)	(6,642)	(11,460)	(11,802)
Income tax provision	(5,617)	(11,612)	(15,200)	(21,407)
Depreciation and amortization	(6,371)	(10,029)	(12,006)	(18,387)

Net income	$8,427	$19,612	$22,802	$36,457

The following is a reconciliation of net income to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(Dollars in thousands)

Net income	$8,427	$19,612	$22,802	$36,457
Interest expense, net	7,001	6,642	11,460	11,802
Income tax provision	5,617	11,612	15,200	21,407

EBIT	$21,045	$37,866	49,462	69,666
Depreciation and amortization	6,371	10,029	12,006	18,387

EBITDA	$27,416	$47,895	$61,468	$88,053

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net income margin	5.6%	11.0%	7.8%	10.8%
Interest expense, net	4.6%	3.7%	3.9%	3.5%
Income tax provision	3.7%	6.5%	5.2%	6.3%

EBIT margin	13.9%	21.3%	16.9%	20.6%
Depreciation and amortization	4.2%	5.6%	4.1%	5.5%

EBITDA margin	18.1%	26.9%	21.0%	26.1%

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.6	57.9	56.8	57.8

Gross profit	43.4	42.1	43.2	42.2
Selling, general and administrative expenses	21.8	19.4	22.1	20.3
Litigation Reserve	7.4	—	3.9	—
Amortization of intangibles	0.6	1.4	0.6	1.2

Income from operations	13.6	21.3	16.6	20.6
Other income	0.3	—	0.3	—
Interest expense, net	(4.6)	(3.7)	(3.9)	(3.5)

Income before income tax provision (benefit)	9.3	17.6	13.0	17.1
Income tax provision (benefit)	3.7	6.5	5.2	6.3

Net income	5.6%	11.0%	7.8%	10.8%

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2006	2007	(In dollars)	(Percent)	2006	2007	(In dollars)	(Percent)
	(In millions)				(In millions)

Reprographics services	$114.6	$133.3	$18.7	16.3%	$219.5	$253.0	$33.5	15.3%
Facilities management	24.7	29.0	4.3	17.4%	47.6	55.3	7.7	16.2%
Equipment and supplies sales	12.2	15.5	3.3	27.0%	25.2	29.6	4.4	17.5%

Total net sales	151.5	177.8	26.3	17.3%	292.3	338.0	45.7	15.6%

Gross profit	65.8	74.8	9.0	13.7%	126.2	142.6	16.4	13.0%
Selling, general and administrative expenses	33.1	34.5	1.4	4.2%	64.6	68.7	4.1	6.3%
Litigation Reserve	11.3	—	(11.3)	-100.0%	11.3	—	(11.3)	-100.0%
Amortization of intangibles	0.9	2.5	1.6	177.7%	1.7	4.2	2.5	147.1%
Interest expense, net	7.0	6.6	(0.4)	-5.7%	11.4	11.8	0.4	3.5%
Income taxes	5.6	11.6	6.0	107.1%	15.2	21.4	6.2	40.8%
Net Income	8.4	19.6	11.2	133.3%	22.8	36.5	13.7	60.0%
EBITDA	27.4	47.9	20.5	74.8%	61.5	88.1	26.6	43.3%

Net Sales.
Net sales increased by 17.3% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. Net sales increased by 15.6% for the six months ended June 30, 2007 compared to the same period in 2006.
In the three months ended June 30, 2007, approximately 13.0% of the 17.3% net sales increase was related to our standalone acquisitions since June 30, 2006. (See page 17 of this report for an explanation of acquisition type.)
In the six months ended June 30, 2007, 11.2% of the 15.6% net sales increase was related to our standalone acquisitions since June 30, 2006.
Below is geographical revenue for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
(Dollars in Thousands)
Northern California Divisions	25,080	27,229	47,980	52,955
Pacific Northwest Divisions	8,869	10,576	15,957	19,679
Southern Divisions	31,001	43,666	56,835	78,018
Midwest Divisions	20,594	20,338	40,905	39,949
Northeast Divisions	21,120	27,495	41,735	51,329
Southern California Divisions	44,863	48,479	88,917	96,067

Total Revenue	151,527	177,783	292,329	337,996
Reprographics services. Net sales during the three months ended June 30, 2007, increased compared to the same period in 2006 by $18.7 million due to increased non-residential construction spending throughout the U.S., and the expansion of our market share through branch openings and acquisitions. We acquired five businesses during the three month period ended June 30, 2007, that had a primary focus on reprographics services. The Southern region and the Pacific Northwest reported strong sales increases due primarily to market strength. The Company’s Northeastern region also reported healthy sales gains assisted by the acquisition of MBC in the Baltimore-Washington D.C. area.
During the six months ended June 30, 2007, we acquired a total of six businesses, each with its primary focus on reprographics services. In addition to significant sales increases in the Southern, Pacific Northwest, and Northeastern region, Northern California also showed solid sales growth during the six months ended June 30, 2007.
Company-wide pricing remained at similar levels to the same period in 2006, indicating that revenue increases were due primarily to volume.
Facilities management. On-site or facilities management services continued to post solid dollar volume and period-over-period percentage gains in the three and six months ended June 30, 2007. Specifically, sales for the three months ended June 30, 2007, compared to the same period in 2006 increased by $4.3 million or 17.4%. Sales for the six months ended June 30, 2007 compared to the same period in 2006 increased $7.7 million or 16.2%. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by an increase of approximately 590 facilities management contracts in the second quarter of 2007, bringing our total FM contracts to approximately 3,920. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.
Equipment and supplies sales. During the three month period ended June 30, 2007, our equipment and supplies sales increased by 27.0% as compared to the same period in 2006.
In the six month period ending June 30, 2007, equipment and supply sales increased by 17.5%.

In the early years of our facilities management sales programs, the service line made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service agreements. Acquisition activity in the past three years reversed this trend, as several of these new businesses possess a strong equipment and supplies business unit and more focus has been brought to bear on the evolving needs of our customers. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment.
Gross Profit.
Our gross profit and gross profit margin was $74.8 million and 42.1% during the three months ended June 30, 2007, compared to $65.8 million and 43.4% during the same period in 2006, on sales growth of $26.3 million.
During the six month period ended June 30, 2006, gross profit margin increased to $142.6 million and 42.2% compared to $126.2 million and 43.2% for the six months ended June 30, 2006, on sales growth of $45.7 million.
Increases in revenues coupled with the fixed cost nature of some of our cost of goods sold expenses, such as machine cost, facility rent, and some elements of labor contributed to dollar volume increases in gross profit during the three and six months ended June 30, 2007. The slight drop in gross margins was primarily due to the fact that a significant portion of our sales increases during the three and six months ended June 30, 2007 were driven by acquisitions. Specifically, 2007 stand alone acquisitions negatively impacted the gross profit percentage for the three and six months ended June 30, 2007 by 80 and 50 basis points, respectively. Such acquisitions typically carry a lower gross profit margin than our existing operating divisions, and they therefore temporarily depress gross margins. Lower gross margins of new branch openings and fold in acquisitions also tend to depress gross margins temporarily.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses increased by $1.4 million or 4.2% during the second quarter of 2007 over the same period in 2006.
Selling, general and administrative expenses increased by $4.1 million or 6.3% during the six months ended June 30, 2007 over the same period in 2006.
Increases during the three and six month period ended June 30, 2007, are primarily attributable to the increase in our sales volume during the same period. Specifically, expenses rose primarily due to increases in administrative and sales salaries and commissions of $2.4 million and $4.4 million that accompany the sales growth and an increase in stock based compensation expense of $0.4 million and $0.6 million for the three and six months ended June 30, 2007, respectively. Additionally, in March 2007, the Company incurred expenses of approximately $0.5 million in connection with a secondary stock offering, primarily to facilitate the sale of shares owned by its former financial sponsors, Code Hennessy & Simmons LLC. Partially offsetting the increase in selling, general and administrative expense was a $3.3 million favorable settlement of two related lawsuits. Excluding costs related to that litigation, which included legal fees and accrued compensation payments related to the settlement, the settlement returned a $2.2 and $1.7 million benefit to the company for the three and six months ended June 30, 2007, respectively. For more information on the details of these lawsuits and settlement, please refer to footnote 8 “Commitments and Contingencies.”
Selling, general and administrative expenses, as a percentage of net sales decreased from 21.8% in the second quarter of 2006 to 19.4% in the second quarter of 2007 and from 22.1% in the six months ended June 30, 2006 to 20.3% in the same period in 2007 due to increases in sales, the fixed cost nature of some of these expenses in our existing operating divisions, and the financial benefit of the law suit settlement described above.

Litigation Reserve.
On July 28, 2006, a decision was rendered against us in the previously disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judge determined that damages should be awarded to the plaintiff in the amount of $11.06 million, interest expense of $2.28 million through June 30, 2006, and $0.20 million in preference claims. In accordance with generally accepted accounting principles (GAAP), we accounted for the judgment by recording a one-time, non-recurring litigation charge of $13.54 million that includes a $11.26 million litigation reserve ($11.06 million in awarded damages and $0.20 million in preference claims), and interest expense of $2.28 million. These charges were offset by a corresponding tax benefit of $5.42 million, resulting in a net impact of $8.12 million to the net income during the three and six months ended June 30, 2006. This one-time, non-recurring litigation reserve of $11.26 million represents 7.4% and 3.9% of net sales for the three and six months ended June 30, 2006. For more information on the Louis Frey litigation, please refer to page 12 under “Commitments and Contingencies.”
Amortization of Intangibles.
Amortization of intangibles increased $1.6 million during the three months ended June 30, 2007, compared to the same period in 2006 primarily due to an increase in identified amortizable intangible assets such as customer relationships associated with acquired businesses since June 30, 2006. The three primary acquisitions causing the increase were the acquisition of Reliable Graphics in July of 2006, the acquisition of MBC Precision Imaging in March of 2007, and the acquisition of Imaging Technologies Services in April of 2007.
Amortization of intangibles increased $2.5 million during the six months ended June 30, 2006 for the same reasons discussed above.
Interest Expense, Net.
Net interest expense decreased to $6.6 million during the three months ended June 30, 2007, compared to $7.0 million during the same period in 2006 primarily due to the $2.3 million interest charge in 2006 related to the Louis Frey litigation reserve. Excluding the interest related to the Louis Frey litigation reserve, interest increased by $1.5 million. The increase of $1.5 million is primarily due to additional borrowings to finance acquisitions. Specifically, to finance acquisitions we borrowed $30 million from our term loan facility in July of 2006 and $50 million in April of 2007. Interest expense in the three months ended June 30, 2007, included $.2 million of interest expense related to the Louis Frey litigation reserve which continues to accrue interest as we pursue our appeal.
Net interest expense increased to $11.8 million during the six months ended June 30, 2007, compared to $11.4 million during the same period in 2006. Excluding the interest related to the Louis Frey litigation reserve, interest increased by $2.3 million primarily due to borrowings to finance acquisitions.
Income Taxes.
Our effective income tax rate decreased from 40.0% in the three and six months ended June 30, 2006 to 37.2% and 37.0% for the three and six months ended June 30, 2007, respectively. The decrease is primarily due to the Domestic Production Activities Deduction (DPAD) to be taken by us as allowed by Internal Revenue Code section 199 as enacted by the American Jobs Creation Act of 2004. A discrete item of $.7 million or 1.2% of pre-tax income, related to our 2006 DPAD is reflected in our effective income tax rate in the six months ended June 30, 2007. See note 7, Income Taxes, for further discussion.
Net Income.
Net income increased to $19.6 million during the three months ended June 30, 2007, compared to $8.4 million in the same period in 2006, primarily due to the 2006 Louis Frey litigation charge and increase in sales. During the six months ended June 30, 2007, net income increased to $36.5 million compared to $22.8 million in the same period in 2006, primarily due to the Louis Frey litigation charge and increase in sales.

EBITDA.
EBITDA margin increased to 26.9% during the three months ended June 30, 2007, compared to 18.1% during the same period in 2006 primarily due to the increase in sales, lower SG&A costs as a percent of sales for the quarter, and the Louis Frey Litigation charge in 2006. For a reconciliation of EBITDA to net income, please see “Non-GAAP Measures” above.
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

	Six Months Ended June 30,
	2006	2007
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$42,400	$45,365

Net cash used in investing activities	($20,116)	($91,495)

Net cash (used in) provided by financing activities	($21,828)	$50,914

Operating Activities
Net cash of $45.4 million provided by operating activities for the six months ended June 30, 2007, represents a year-over-year increase primarily related to an increase in net income of $6.4 million, excluding the Louis Frey charge and improved accounts receivable collections. This increase in operating cash flows was partially offset by 2006 income tax extension payments of $6.5 million that were accrued as of December 31, 2006, but paid in 2007. The cash flows from operating activities remained strong as evidenced by the fact that operating cash flows for the six months ended June 30, 2007 represent $1 per diluted weighted average common shares outstanding or 13.4% of revenue. Net cash flows generated from operating activities in 2007 have and will be used to pay for acquisitions.
Investing Activities
Net cash of $91.5 million for the six months ended June 30, 2007, used in investing activities primarily relates to the acquisition of businesses, and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $86.5 million during the six months ended June 30, 2007. Cash payments for capital expenditures totaled $5.2 million for the six months ended June 30, 2007. Cash used in investing activities will vary depending on the timing and the size of acquisitions completed, and funds required to finance acquisitions will come from operating cash flows and additional borrowings.

Financing Activities
Net cash of $50.9 million provided by financing activities during the six months ended June 30, 2007, primarily relate to a borrowing of $18 million on our existing revolving credit facility and a $50 million borrowing from our term loan facility in order to facilitate the consummation of certain acquisitions. The proceeds from our borrowings were offset by scheduled payments of $14.3 million on our debt agreements and capital leases and a $5 million net pay down on our revolving credit facility. Also included in financing activities is a $1.5 million excess tax benefit related to stock options exercised during the six months ended June 30, 2007.
Our cash position, working capital, and debt obligations as of June 30, 2007, are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	December 31,	June 30,
	2006	2007
		(Unaudited)
	(Dollars in thousands)
Cash and cash equivalents	$11,642	$16,426
Working capital	21,150	25,321

Borrowings from senior secured credit facilities	215,651	277,449
Other debt obligations	57,494	71,681

Total debt obligations	$273,145	$349,130

The increase of $4.2 million in working capital was primarily due to an increase in accounts receivable of $9.8 million, excluding the initial impact of acquisitions, resulting from improved sales performance, a $4.8 million increase in cash due to the timing of acquisitions and debt pay downs, a $3.3 million increase in other current assets related to a favorable litigation settlement, offset by an increase in short-term debt of $13 million related to the net borrowings under our existing revolving credit facility which was used to facilitate the consummation of an acquisition. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are our most significant element of working capital.
We believe that our cash flow provided by operations will be adequate to cover the next twelve months working capital needs, debt service requirements, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations, additional borrowings, or the issuance of our equity. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.
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
In July 2006, to finance an acquisition, the Company borrowed $30 million of the then available $50 million in its term loan facility. Subsequent to the borrowing, the Company entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million.

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
Except as described above, all other material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained similar to those as described in Note 5-“Long Term Debt” to our consolidated financial statements included in our 2006 Annual Report on Form 10-K.
During the six months ended June 30, 2007, the Company made no payments, exclusive of contractually scheduled payments, on its senior secured credit facility.
Seller Notes. As of June 30, 2007, we had $22.1 million of seller notes outstanding, with interest rates ranging between 5% and 7.1% and maturities between 2009 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2006 and June 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of June 30, 2007, we have potential future earnout obligations aggregating to approximately $8.8 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Autodesk Agreement. The agreement has annual minimum purchase requirements that as of June 30, 2007 the Company believes will be met.
FIN 48 Liability. As a result of the adoption of FIN 48, we have a $.9 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 7 to the Financial Statements for additional discussion).

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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The Company is evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
In March 2006, we entered into an interest rate collar agreement effective as of December 23, 2006, with a fixed notional amount of $76.7 million until December 23, 2007, which then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%. At June 30, 2007, the interest rule collar agreement had a positive fair value of $12,000.
As of June 30, 2007, we had $349.1 million of total debt and capital lease obligations of which $277.5 million was bearing interest at variable rates approximating 7.1% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.6 million and $1.2 million during the three and six months ended June 30, 2007.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2007, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
On April 27, 2007, the Company acquired Imaging Technologies Services (ITS). In accordance, with SEC guidance, management has elected to exclude ITS from its 2007 assessment of and report on internal control over financial reporting. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the quarter ended June 30, 2007. There were no other significant changes to internal controls over financial reporting during the second quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, and $.2 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. On April 26, 2007 that court affirmed the judgment, and the Company filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment by recording a one-time, non-recurring litigation charge of $14 million in 2006 that included a $11.3 million litigation reserve ($11.1 million in awarded damages and $.2 million in preference claims), and interest expense of $2.7 million. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in a net impact of $8.4 million to net income in 2006. The Company has paid the $.2 million preference claim and has accrued an additional $.4 million for interest during the six months ended June 30, 2007. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, Southern District of New York, collateralized by $7.5 million in cash which is recorded in restricted cash on the June 30, 2007 Balance Sheet.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of June 30, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
On May 22, 2007, the annual meeting of the stockholders of the Company was held in Glendale, California. There were 45,493,850 shares of common stock outstanding on the record date and entitled to vote at the annual meeting. At the annual meeting, the stockholders voted as indicated below on the following matters:
(a) Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Proposal 1 in the proxy statement):

	VOTE FOR	VOTE WITHHELD

Sathiyamurthy Chandramohan	42,433,579	453,517
Kumarakulasingam Suriyakumar	42,616,229	270,867
Thomas J. Formolo	40,719,563	2,167,533
Dewitt Kerry McCluggage	42,631,737	255,359
Mark W. Mealy	42,025,424	861,672
Manuel Perez de la Mesa	42,704,223	182,873
Eriberto R. Scocimara	42,300,137	586,959

There were no abstentions and no broker non-votes.
(b) Ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2007 (included as Proposal 2 in the proxy statement):

For:	42,876,641
Against:	6,631
Abstain:	3,824
This proposal was approved by a majority of the shares represented and voting (including abstention) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.
Item 5. Other Information:
As disclosed in our report on Form 8-K, dated April 27, 2007, Sathiyamurthy Chandramohan announced his resignation as the Company’s Chief Executive Officer effective June 1, 2007. Pursuant to the succession plan approved by the Company’s Board of Directors on November 22, 2006, the Company’s President and Chief Operating Officer, Kumarakulasingam Suriyakumar, became Chief Executive Officer effective as of June 1, 2007. Mr. Chandramohan remains Chairman of the Board of Directors.
Item 6. Exhibits
INDEX TO EXHIBITS

Number	Description

10.63	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007.*ˆ

10.64	Third Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, dated July 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 1, 2007). ˆ

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

ˆ	Indicates management contract or compensatory plan or agreement

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2007.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ Kumarakulasingam Suriyakumar
President and Chief Executive Officer

By:	/s/ Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

10.63	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007.*^

10.64	Third Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, dated July 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 1, 2007). ^

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement