Form 10-Q
period 2007-09-30
American Reprographics CO
filed 2007-11-08
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2007
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 7, 2007, there were 45,558,629 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	December 31,	September 30,
	2006	2007

Assets
Current assets:
Cash and cash equivalents	$11,642	$20,157
Restricted cash	8,491	8,802
Accounts receivable, net of allowance for doubtful accounts of $4,344 and $3,836 at December 31, 2006 and September 30, 2007, respectively	85,277	103,737
Inventories, net	7,899	10,588
Deferred income taxes	10,963	10,969
Prepaid expenses and other current assets	6,796	7,473

Total current assets	131,068	161,726

Property and equipment, net	60,138	79,064
Goodwill	291,290	356,084
Other intangible assets, net	50,971	73,665
Deferred financing costs, net	895	970
Deferred income taxes	11,245	7,730
Other assets	1,974	2,135

Total assets	$547,581	$681,374

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,447	$34,285
Accrued payroll and payroll-related expenses	15,666	16,880
Accrued expenses	25,810	19,117
Accrued litigation charge	13,947	14,358
Current portion of long-term debt and capital leases	21,048	107,615

Total current liabilities	109,918	192,255

Long-term debt and capital leases	252,097	244,280
Other long-term liabilities	1,322	2,380

Total liabilities	363,337	438,915

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 44,346,099 and 45,558,629 shares issued and outstanding	45	46
Additional paid-in capital	75,465	80,328
Deferred stock-based compensation	(1,224)	(789)
Retained earnings	109,955	162,357
Accumulated other comprehensive income	3	517

Total stockholders’ equity	184,244	242,459

Total liabilities and stockholders’ equity	$547,581	$681,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007

Reprographics services	$111,176	$131,655	$330,652	$384,690
Facilities management	25,814	29,241	73,437	84,581
Equipment and supplies sales	15,548	15,316	40,778	44,937

Total net sales	152,538	176,212	444,867	514,208
Cost of sales	85,531	103,548	251,686	298,948

Gross profit	67,007	72,664	193,181	215,260

Selling, general and administrative expenses	34,516	37,175	99,113	105,908
Litigation reserve	—	—	11,262	—
Amortization of intangible assets	1,574	2,423	3,227	6,619

Income from operations	30,917	33,066	79,579	102,733

Other (expense) income, net	(358)	—	442	—
Interest expense, net	5,810	6,872	17,270	18,675

Income before income tax provision	24,749	26,194	62,751	84,058
Income tax provision	8,993	10,249	24,193	31,656

Net income	$15,756	$15,945	$38,558	$52,402

Earnings per share:
Basic	$0.35	$0.35	$0.86	$1.15

Diluted	$0.35	$0.35	$0.85	$1.14

Weighted average common shares outstanding:
Basic	45,177,627	45,486,012	44,923,884	45,429,238
Diluted	45,663,040	45,865,453	45,483,702	45,848,177
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income	Equity

Balance at December 31, 2006	45,346,099	$45	$75,465	$(1,224)	$109,955	$3	$184,244

Stock-based compensation	40,838	1	2,142	435	—	—	2,578
Issuance of common stock under Employee Stock Purchase Plan	3,381	—	82	—	—	—	82
Stock options exercised	168,311	—	1,098	—	—	—	1,098
Tax benefit from exercise of stock options	—	—	1,541	—	—	—	1,541
Comprehensive Income:
Net income	—	—	—	—	52,402	—	52,402
Foreign currency translation adjustments	—	—	—	—	—	609	609
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	(95)	(95)

Comprehensive income							52,916

Balance at September 30, 2007	45,558,629	$46	$80,328	$(789)	$162,357	$517	$242,459

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities
Net income	$38,558	$52,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,240	22,268
Amortization of intangible assets	3,227	6,619
Amortization of deferred financing costs	294	357
Stock-based compensation	1,454	2,578
Excess tax benefit related to stock options exercised	(3,591)	(1,541)
Deferred income taxes	(1,334)	2,278
Write-off of deferred financing costs	117	—
Litigation charge	13,743	612
Other non-cash items, net	89	364
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(13,755)	(10,837)
Inventory	909	(488)
Prepaid expenses and other assets	507	654
Income taxes payable	9,851	(6,243)
Accounts payable and accrued expenses	6,271	2,097

Net cash provided by operating activities	72,580	71,120

Cash flows from investing activities
Capital expenditures	(6,043)	(7,112)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(59,179)	(97,831)
Restricted cash	(7,460)	—
Other	(203)	345

Net cash used in investing activities	(72,885)	(104,598)

Cash flows from financing activities
Proceeds from stock option exercises	1,807	1,098
Proceeds from issuance of common stock under Employee Stock Purchase Plan	290	82
Excess tax benefit related to stock options exercised	3,591	1,541
Proceeds from borrowings under debt agreements	41,000	75,000
Payments on debt agreements and capital leases	(55,071)	(35,525)
Payment of loan fees	(435)	(433)

Net cash (used in) provided by financing activities	(8,818)	41,763

Effect of foreign currency translation on cash balances	—	230

Net change in cash and cash equivalents	(9,123)	8,515
Cash and cash equivalents at beginning of period	22,643	11,642

Cash and cash equivalents at end of period	$13,520	$20,157

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$17,339	$28,738
Issuance of subordinated notes in connection with the acquisition of businesses	$11,432	$7,342
Stock issued for acquisition	$8,500	$—
Change in fair value of derivatives	$(100)	$(95)
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
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.
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
These interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2006 Annual Report on Form 10-K. The accounting policies used in preparing these interim consolidated financial statements are the same as those described in our 2006 Annual Report on Form 10-K, except for the adoption of FIN 48, which is further described in Note 7, “Income Taxes”.
Reclassifications
The Company reclassified certain amounts in our 2006 financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Income as previously reported.

2. Stock-Based Compensation
The American Reprographics 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At September 30, 2007, 2,612,630 shares remain available for grant under the Stock Plan.
In March, the Company made its regular annual stock option grants which consisted of 600,500 stock options to key employees with an exercise price equal to the fair market value. In the second quarter of 2007 the Company issued 7,500 stock options to additional key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of three or five years and expire 10 years after the date of grant. Additionally, the Company issued shares of restricted common stock at the prevailing market price in the amount of $500,004, or 15,504 shares, to each of the Company’s CEO and President/COO, and $60,000, or 1,966 shares, to each of the five non-management board members. The shares of restricted stock issued to the Company’s CEO and President/COO will vest on the fifth anniversary of the grant date; the shares of restricted stock granted to the non-management board members will vest 1/12 th per month over twelve months.
The impact of the stock based compensation to the Consolidated Statement of Income for the three months ended September 30, 2006 and 2007, before income taxes were $0.4 million and $1.0 million, respectively.
The impact of the stock based compensation to the Consolidated Statement of Income for the nine months ended September 30, 2006 and 2007, before income taxes were $1.5 million and $2.6 million, respectively.
As of September 30, 2007, total unrecognized compensation cost related to unvested shares-based payments totaled $13.5 million and is expected to be recognized over a weighted period of 3.8 years.
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
Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. During the nine months ended September 30, 2007, the Company issued 3,381 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $24.25 per share, resulting in $82,000 of cash proceeds to the Company.
4. Acquisitions
During 2007, the company acquired the assets and liabilities of eight U.S. reprographics companies. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $92.9 million, excluding cash acquired for which the company paid $85.5 million in cash and issued $7.4 million of notes payable to the former owners of the acquired companies. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. For U.S. income tax purposes, $68.4 million of goodwill and intangibles resulting from acquisitions completed during the nine months ended September 30, 2007 are amortized over a 15-year period.

Set forth below is summary consolidated pro forma information for the Company, giving effect to the 2007 acquisitions as though they had been completed on the first day of each period presented. The summary consolidated pro forma information below is based on the preliminary purchase price allocation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(Dollars in thousands, except per share data)

Net sales	$172,328	$177,192	$505,193	$540,807
Net income	16,310	16,015	40,285	53,271

Earnings per share — basic	$0.36	$0.35	$0.90	$1.17
Earnings per share — diluted	$0.36	$0.35	$0.89	$1.16
The table below summarizes the preliminary purchase price allocation for 2007 acquisitions.

(In thousands)
Tangible assets, exclusive of cash	$16,954
Intangible assets	28,600
Goodwill	55,074
Liabilities assumed	(5,063)
Debt and capital leases assumed	(2,704)

Cost of acquisition, net of cash acquired	$92,861
In conjunction with the acquisition of Imaging Technologies Services in April of 2007, the Company acquired the rights to be an Autodesk Value Added Reseller. The Autodesk agreement enables the Company to market and sell certain Autodesk software products and maintenance service programs. In accordance with SAB 104 and EITF 99-19 “ Reporting Revenue Gross as a Principal versus Net as an Agent” revenue from sales of the third party maintenance service program is recognized at the time of sale on a net basis as the Company is not the primary obligor. Product sales are recorded at the time of sale on a gross basis when the SAB 104 revenue recognition criteria is met, as the Company acts as a principal in the transaction and assumes the risks and rewards of ownership. The net sales of these third party software products and maintenance programs were recorded under reprographics revenue and represented less than 0.5% of total revenue for the three-months and nine-months ended September 30, 2007.
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
The changes in the carrying amount of goodwill from December 31, 2006 through September 30, 2007, are summarized as follows:

Goodwill
(Dollars in thousands)

Balance at December 31, 2006	$291,290
Additions	64,464
Translation adjustment	330

Balance at September 30, 2007	$356,084

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments totaling $7.2 million.

Other intangible assets that have finite lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete agreements, certain trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and trade names and not-to-compete covenants are amortized using the straight-line method.
The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. Based on the Company’s valuation of goodwill, no impairment charges related to goodwill were recognized for the nine months ended September 30, 2007.
In connection with the Company’s acquisition of Imaging Technologies Services and MBC Precision Imaging, the Company acquired approximately $8.5 million of intangible assets, consisting of trade names, which are not subject to amortization because they have an indefinite useful life. These intangible assets were not included in the table below.
The following table sets forth the Company’s preliminary estimate of other intangible assets resulting from business acquisitions at December 31, 2006 and September 30, 2007, which continue to be amortized:

	December 31, 2006			September 30, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)

Amortizable other intangible assets:
Customer relationships	$55,685	$10,799	$44,886	$75,893	$16,847	$59,046
Trade names and trademarks	5,886	566	5,320	5,887	775	5,112
Non-compete agreements	1,025	260	765	1,681	648	1,033

	$62,596	$11,625	$50,971	$83,461	$18,270	$65,191

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years are as follows:

2007	$2,278
2008	9,093
2009	8,197
2010	7,148
2011	6,103
Thereafter	32,372

$65,191

6. Long-Term Debt
Long-term debt consists of the following:

	December 31,	September 30,
	2006	2007
		(Unaudited)
	(Dollars in thousands)

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (7.5% interest rate at September 30, 2007); any unpaid principal and interest due December 18, 2008	—	$11,000

Borrowings from senior secured First Priority — Term Loan Credit Facility; variable interest payable quarterly (weighted average 7.1% and 6.9% interest rate at December 31, 2006 and September 30, 2007, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due June 18, 2009	215,651	263,786

Various subordinated notes payable; interest ranging from 5% to 7.1%; principal and interest payable monthly through June 2012	20,103	23,609

Various capital leases; weighted average interest rate 9.47% and 10.92%; at December 31, 2006 and September 30, 2007, respectively; principal and interest payable monthly through June 2013	37,391	53,500

	273,145	351,895
Less current portion	(21,048)	(107,615)

	$252,097	$244,280

In December 2005, the Company entered into a Second Amended and Restated Credit and Guaranty Agreement (the Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided the Company a $310.6 million Senior Secured Credit Facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility.
In July 2006, to finance an acquisition, the Company borrowed $30 million of the then available $50 million from its term loan facility. Subsequent to the borrowing, the Company entered into a First Amendment to the Second Amended and Restated Credit and Guaranty Agreement (the First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided the Company with a $30 million increase to its Term Loan Facility, thus restoring availability of the term loan facility to $50 million.
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

During the nine months ended September 30, 2007, the Company made no payments, exclusive of contractually scheduled payments, on its senior secured credit facility.
7. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased from 36.3% and decreased from 38.6% for the three and nine months ended September 30, 2006, respectively, to 39.1% and 37.7% for the three and nine months ended September 30, 2007, respectively. The increase is primarily due to expiring statutes not giving rise to a discrete item in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease is primarily due to a Domestic Production Activities Deduction (“DPAD”) to be taken in the Company’s consolidated federal income tax return and certain state income tax returns for the 2006 and 2007 tax years. A discrete item of $0.1 million and $0.8 million related to the 2006 DPAD is reflected in the effective income tax rate in the three and nine months ended September 30, 2007, respectively, due to the Company’s ability to now claim the deduction for 2006 activities based upon a change in a tax accounting method in 2007 that is applied retroactive to 2006.
The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. At the adoption date of January 1, 2007, the Company had $0.9 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. At September 30, 2007, the Company has $1.1 million of unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized.
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
Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of September 30, 2007, the Company has potential future earnout obligations aggregating to approximately $8.9 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Autodesk Agreement. The agreement has annual minimum purchase requirements that, as of September 30, 2007, the Company believes will be met.
Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, and $0.2 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. On April 26, 2007 that court affirmed the judgment, and the Company filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment by recording a one-time, non-recurring litigation charge of $14 million in 2006 that included a $11.3 million litigation reserve ($11.1 million in awarded damages and $0.2 million in preference claims), and interest expense of $2.7 million. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in an impact of $8.4 million to net income in 2006. The Company has paid the $0.2 million preference claim and has accrued an additional $0.6 million for interest during the nine months ended September 30, 2007. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, Southern District of New York, collateralized by $7.5 million in cash, which is included in the restricted cash balance as of September 30, 2007.
On November 8, 2007, the United States Bankruptcy Court, Southern District of New York, granted a motion approving settlement of the Louis Frey litigation. Pursuant to the settlement, the Company agreed to pay $10.5 million to satisfy the judgment entered against the Company. The Company will account for this settlement in the three and twelve months ending December 31, 2007.

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
FIN 48 Liability. As a result of the adoption of FIN 48 we have a $1.1 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 7 to the Financial Statements for additional discussion).
The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
9. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three and nine months ended September 30, 2006 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(Unaudited)
		(Dollars in thousands)

Net income	$15,756	$15,945	$38,558	$52,402
Foreign currency translation adjustments	56	394	25	609
Decrease in fair value of financial derivative instruments, net of tax effects	(381)	(161)	(100)	(95)

Comprehensive income	$15,431	$16,178	$38,483	$52,916

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
10. Earnings per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2006, there were 29,985 common stock options excluded for anti-dilutive effects. Stock options totaling 1.3 million for the three and nine months ended September 30, 2007, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.

Basic and diluted earnings per share were calculated using the following common shares for the three and nine months ended September 30, 2006 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(Unaudited)

Weighted average common shares outstanding during the period — basic	45,177,627	45,486,012	44,923,884	45,429,238

Effect of dilutive stock options	485,413	379,441	559,818	418,939

Weighted average common shares outstanding during the period — diluted	45,663,040	45,865,453	45,483,702	45,848,177

11. Recent Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation 48 (FIN 48) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109 This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 7, Income Taxes, for further discussion.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The Company is evaluating the impact, if any, that the adoption of SFAS No. 159 will have on its consolidated results of operations and financial condition.
12. Subsequent Events
On October 4, 2007, the Company signed a joint venture agreement with Unisplendour Corporation Limited, headquartered in Beijing, China. The Company holds a 65% ownership stake in the company, UNIS Document Solutions Limited (UDS), formed as a result of this joint venture. UDS will pair the digital document management solutions of the Company with the brand recognition and Chinese distribution channel of Unisplendour Corporation Limited to deliver digital reprographics services to China’s growing construction industry.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2006 Annual Report on Form 10-K, our final prospectus for our recent secondary offering, dated March 8, 2007, our 2007 first quarter report on Form 10-Q dated May 10, 2007, and our 2007 second quarter report on Form 10-Q dated August 9, 2007.
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
Actual results could differ materially from our current expectations. Factors that could cause actual results to differ materially from current expectations, include among others, the following: (i) general economic conditions, such as changes in construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures; (ii) a downturn in the architectural, engineering and construction industry; (iii) competition in our industry and innovation by our competitors; (iv) our failure to anticipate and adapt to future changes in our industry; (v) failure to continue to develop and introduce new products and services successfully; (vi) our inability to charge for value-added services we provide our customers to offset potential declines in print volume; (vii) adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters; (viii) our inability to successfully complete and manage our acquisitions or open new branches; (ix) our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls; (x) adverse developments concerning our relationships with certain key vendors; and (xi) the loss of key personnel and qualified technical staff.
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
We deliver these services through our specialized technology, more than 730 sales and customer service employees interacting with our customers every day, and more than 4,100 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 115,000 companies throughout North America.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the Company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
A significant component of our growth has been from acquisitions. In the first nine months of 2007, we paid $93.7 million in connection with eight new business acquisitions and other cash payments associated with prior year acquisitions. In 2006, we acquired 16 businesses for $87.7 million. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
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
We believe our current customer segment mix has approximately 80% of our revenues generated from the AEC market, while 20% is generated from non-AEC sources. We believe this mix is optimal because it offers us the advantages of diversification without diminishing our focus on our core competencies.
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
According to the International Reprographics Association (IRgA), the reprographics industry is highly-fragmented and comprised primarily of small businesses with an average of $1.5 million in annual sales. Our own experience in acquiring reprographics businesses since 1997 supports this estimate.
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
We also use previous year’s sales figures to assist us in determining how the acquired company will be integrated into the overall management structure of the Company. We categorize newly acquired businesses in one of two ways:
1.	Standalone Acquisitions. Post-acquisition, these businesses maintain their existing local brand and act as strategic platforms for the Company to acquire market share in and around the specific geographical location.

2.	Branch/Fold-in Acquisitions. These are equivalent to our opening a new or “greenfield” branch. They support an outlying portion of a larger market and rely on a larger centralized production facility nearby for strategic management, load balancing, providing specialized services, and for administrative and other “back office” support. We maintain the staff and equipment of these businesses to a minimum to serve a small market or a single large customer, or we may physically integrate (fold-in) staff and equipment into a larger nearby production facility.

Economic Factors Affecting Financial Performance. As previously noted, we estimate that sales to the AEC market accounts for approximately 80% of our net sales, with the remaining 20% consisting of sales to non-AEC markets. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags trends in the general economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT and EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
We use EBIT to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our operating segments to the corporate level and to determine the financial health of each operating segment. As noted above, since debt and taxation are managed at the corporate level, the cash flow from each operating segment should be approximately equal to the corresponding EBITDA of each operating segment, assuming no other changes to an operating segment’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.
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
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(Dollars in thousands)

Cash flows provided by operating activities	$30,180	$25,755	$72,580	$71,120
Changes in operating assets and liabilities	(4,958)	2,695	(3,783)	14,817
Non-cash (expenses) income, including depreciation and amortization	(9,466)	(12,505)	(30,239)	(33,535)
Income tax provision	8,993	10,249	24,193	31,656
Interest expense	5,810	6,872	17,270	18,675

EBIT	$30,559	$33,066	$80,021	$102,733
Depreciation and amortization	7,461	10,500	19,467	28,887

EBITDA	$38,020	$43,566	$99,488	$131,620
Interest expense	(5,810)	(6,872)	(17,270)	(18,675)
Income tax provision	(8,993)	(10,249)	(24,193)	(31,656)
Depreciation and amortization	(7,461)	(10,500)	(19,467)	(28,887)

Net income	$15,756	$15,945	$38,558	$52,402

The following is a reconciliation of net income to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
		(Dollars in thousands)

Net income	$15,756	$15,945	$38,558	$52,402
Interest expense, net	5,810	6,872	17,270	18,675
Income tax provision	8,993	10,249	24,193	31,656

EBIT	$30,559	$33,066	$80,021	$102,733
Depreciation and amortization	7,461	10,500	19,467	28,887

EBITDA	$38,020	$43,566	$99,488	$131,620

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income margin	10.3%	9.1%	8.7%	10.2%
Interest expense, net	3.8%	3.9%	3.9%	3.6%
Income tax provision	5.9%	5.8%	5.4%	6.2%

EBIT margin	20.0%	18.8%	18.0%	20.0%
Depreciation and amortization	4.9%	5.9%	4.4%	5.6%

EBITDA margin	24.9%	24.7%	22.4%	25.6%

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006
          The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	56.1	58.8	56.6	58.1

Gross profit	43.9	41.2	43.4	41.9
Selling, general and administrative expenses	22.6	21.0	22.3	20.6
Litigation Reserve	—	—	2.5	—
Amortization of intangibles	1.0	1.4	0.7	1.3

Income from operations	20.3	18.8	17.9	20.0
Other income	(0.3)	—	0.1	—
Interest expense, net	3.8	3.9	3.9	3.6

Income before income tax provision (benefit)	16.2	14.9	14.1	16.4
Income tax provision (benefit)	5.9	5.8	5.4	6.2

Net income	10.3%	9.1%	8.7%	10.2%

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

	Three Months Ended				Nine Months Ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2006	2007	(In dollars)	(Percent)	2006	2007	(In dollars)	(Percent)
	(In millions)				(In millions)

Reprographics services	$111.2	$131.7	$20.5	18.4%	$330.7	$384.7	$54.0	16.3%
Facilities management	25.8	29.2	3.4	13.2%	73.4	84.6	11.2	15.3%
Equipment and supplies sales	15.5	15.3	(0.2)	-1.3%	40.8	44.9	4.1	10.0%

Total net sales	152.5	176.2	23.7	15.5%	444.9	514.2	69.3	15.6%

Gross profit	67.0	72.7	5.7	8.5%	193.2	215.3	22.1	11.4%
Selling, general and administrative expenses	34.5	37.2	2.7	7.8%	99.1	105.9	6.8	6.9%
Litigation reserve	—	—	—	0.0%	11.3	—	(11.3)	-100.0%
Amortization of intangibles	1.6	2.4	0.8	50.0%	3.2	6.6	3.4	106.3%
Interest expense, net	5.8	6.9	1.1	19.0%	17.3	18.7	1.4	8.1%
Income taxes	9.0	10.2	1.2	13.3%	24.2	31.7	7.5	31.0%
Net Income	15.8	15.9	0.1	0.6%	38.6	52.4	13.8	35.8%
EBITDA	38.0	43.6	5.6	14.7%	99.5	131.6	32.1	32.3%

Net Sales.
         Net sales increased by 15.5% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Net sales increased by 15.6% for the nine months ended September 30, 2007 compared to the same period in 2006.
         In the three months ended September 30, 2007, approximately 10.9% of the 15.5% net sales increase was related to our standalone acquisitions since September 30, 2006. See Item 2 “Acquisitions” of this report for an explanation of acquisition type.
         In the nine months ended September 30, 2007, 11.1% of the 15.6% net sales increase was related to our standalone acquisitions since September 30, 2006.
         The table below reflects revenue by geographical region for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

	Three Months Ended		Nine Months Ended
	September 30.		September 30.
	2006	2007	2006	2007
		(Dollars in Thousands)
Northern California Divisions	$23,466	$24,997	$71,446	$77,952
Pacific Northwest Divisions	8,110	11,059	24,068	30,738
Southern Divisions	33,150	46,788	89,985	124,807
Midwest Divisions	19,099	19,292	60,004	59,241
Northeast Divisions	20,739	26,362	62,474	77,690
Southern California Divisions	47,974	47,714	136,890	143,780

Total Revenue	$152,538	$176,212	$444,867	$514,208

Reprographics services. Net sales during the three months ended September 30, 2007, increased by $20.5 million compared to the same period in 2006, due to increased non-residential construction spending throughout the U.S., and the expansion of our market share through branch openings and acquisitions. We acquired two businesses during the three month period ended September 30, 2007, that had a primary focus on reprographics services. The Southern region and the Pacific Northwest reported strong sales increases due primarily to market strength and our ability to sell our products and services to a new and larger customer base. The Southern region’s sales growth can also be attributed, in part, to the acquisition of Imaging Technologies Services. The Company’s Northeastern region also reported sales gains attributed, in part, to the acquisition of MBC in the Baltimore-Washington D.C. area. The Southern California region decreased primarily due to the down turn in residential construction in Southern California.
During the nine months ended September 30, 2007, we acquired a total of eight businesses, each with its primary focus on reprographics services. In addition to significant sales increases in the Southern, Pacific Northwest, and Northeastern region, Northern California also showed solid sales growth during the nine months ended September 30, 2007.
Company-wide pricing remained at similar levels to the same period in 2006, indicating that revenue increases were due primarily to volume. While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue. During the three and nine months ended September 30, 2007 digital services revenue increased by $2.2 million or 26% and $8.2 million or 36%, respectively, over the same periods in 2006. Digital services are typically invoiced to a customer as part of a combined per-square-foot printing cost and, as such, it is impractical to allocate revenue levels for each item separately, hence these services are included under the caption “Reprographics Services Revenue”.
Facilities management. On-site, or facilities management services, continued to post solid dollar volume and period-over-period percentage gains in the three and nine months ended September 30, 2007. Specifically, sales for the three months ended September 30, 2007, compared to the same period in 2006 increased by $3.4 million or 13.2%. Sales for the nine months ended September 30, 2007 compared to the same period in 2006 increased $11.2 million or 15.3%. This revenue is derived from a single cost per square foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong as evidenced by an increase of approximately 272 facilities management contracts in the third quarter of 2007, bringing our total FM contracts to approximately 4,195. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.

Equipment and supplies sales. During the three month period ended September 30, 2007, our equipment and supplies sales decreased by 1.3% as compared to the same period in 2006.
In the nine month period ending September 30, 2007, equipment and supply sales increased by 10.0%.
In the early years of our facilities management sales programs, the service line made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service agreements. Acquisition activity in the past three years reversed this trend, as several of these new businesses possess strong equipment and supplies business units and more focus has been brought to bear on the evolving needs of our customers. Trends in smaller, less expensive, and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of placing the equipment. We do not anticipate continued high growth in equipment and supplies sales as we are placing more focus on facilities management sales programs. The recent trend has been a slight drop in equipment and supplies sales, as sales during the third quarter of 2007 compared to the second quarter of 2007 reflect a 1.5% drop in revenue.
Gross Profit.
Our gross profit and gross profit margin was $72.7 million and 41.2% during the three months ended September 30, 2007, compared to $67.0 million and 43.9% during the same period in 2006, on sales growth of $23.7 million.
During the nine month period ended September 30, 2007, gross profit margin increased to $215.3 million and 41.9% compared to $193.2 million and 43.4% for the nine months ended September 30, 2006, on sales growth of $69.3 million.
The increase in revenue explained above was the primary factor for the dollar volume increases in gross profit during the three and nine months ended September 30, 2007. The decrease in gross margins was partly due to the fact that a significant portion of our sales increases during the three and nine months ended September 30, 2007 were driven by acquisitions with gross margins lower than existing operating divisions. Until our typical performance standards can be applied, such acquisitions temporarily depress gross margins, as do new branch openings and fold in acquisitions. Specifically, 2007 stand alone acquisitions negatively impacted the gross profit percentage for the three and nine months ended September 30, 2007 by 100 and 60 basis points, respectively. The drop in margins was also attributable to unabsorbed labor and overhead costs, as expected sales for the three and nine months ended 2007 did not materialize.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses increased by $2.7 million or 7.8% during the third quarter of 2007 over the same period in 2006.
Selling, general and administrative expenses increased by $6.8 million or 6.9% during the nine months ended September 30, 2007 over the same period in 2006.
Increases during the three and nine month periods ended September 30, 2007, are primarily attributable to the increase in our sales volume during the same periods. Specifically, expenses rose primarily due to increases in administrative and sales salaries and commissions of $0.8 million and $5.5 million that accompany the sales growth and an increase in stock based compensation expense of $0.6 million and $1.2 million for the three and nine months ended September 30, 2007, respectively. Additionally, in March 2007, the Company incurred expenses of approximately $0.5 million in connection with a secondary stock offering, primarily to facilitate the sale of shares owned by its former financial sponsors, Code Hennessy & Simmons LLC. Partially offsetting the increase in selling, general and administrative expense was a $3.3 million favorable settlement of two related lawsuits. Excluding costs related to that litigation, which included legal fees and accrued compensation payments related to the settlement, the settlement returned a $1.7 million benefit to the Company for the nine months ended September 30, 2007. For more information on the details of these lawsuits and settlement, please refer to Note 8 “Commitments and Contingencies.”
Selling, general and administrative expenses, as a percentage of net sales decreased from 22.6% in the third quarter of 2006 to 21.0% in the third quarter of 2007 and from 22.3% in the nine months ended September 30, 2006 to 20.6% in the same period in 2007 due to increases in sales, the fixed cost nature of some of these expenses in our existing operating divisions, and the financial benefit of the law suit settlement described above which yielded a $1.7 million or 0.3% benefit to the company for the nine months ended September 30, 2007.

Litigation Reserve.
In accordance with generally accepted accounting principles (GAAP), we accounted for the judgment entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York, by recording a one-time, non-recurring litigation charge of $13.8 million that includes a $11.3 million litigation reserve ($11.1 million in awarded damages and $0.2 million in preference claims), and interest expense of $2.5 million. These charges were offset by a corresponding tax benefit of $5.5 million, resulting in a net impact of $8.3 million to the net income during the nine months ended September 30, 2006. For more information on the Louis Frey Company litigation, please refer to Note 8 under “Commitments and Contingencies.”
Amortization of Intangibles.
Amortization of intangibles increased $0.8 million during the three months ended September 30, 2007, compared to the same period in 2006 primarily due to an increase in identified amortizable intangible assets such as customer relationships associated with acquired businesses since September 30, 2006. The two acquisitions primarily causing the increase were the acquisition of MBC Precision Imaging in March 2007, and the acquisition of Imaging Technologies Services in April 2007.
Amortization of intangibles increased $3.4 million during the nine months ended September 30, 2007 for the same reasons discussed above and the acquisition of Reliable Graphics in July 2006.
Interest Expense, Net.
Net interest expense increased to $6.9 million during the three months ended September 30, 2007, compared to $5.8 million during the same period in 2006. Increases were primarily due to additional borrowings to finance acquisitions and additional capital leases. Interest expense in the three months ended September 30, 2006 and 2007 included $0.2 million of interest expense related to the Louis Frey litigation reserve which continues to accrue interest as we pursue a settlement.
Net interest expense increased to $18.7 million during the nine months ended September 30, 2007, compared to $17.3 million during the same period in 2006. Excluding the interest related to the Louis Frey litigation reserve, interest increased by $3.3 million primarily due to borrowings to finance acquisitions and additional capital leases. Specifically, we borrowed $18 million and $50 million to finance the acquisitions of MBC Precision Imaging and Imaging Technology Services in March and April 2007, respectively.
Income Taxes.
Our effective income tax rate increased from 36.3% and decreased from 38.6% for the three and nine months ended September 30, 2006 to 39.1% and 37.7% for the three and nine months ended September 30, 2007, respectively. The increase is primarily due to expiring statutes not giving rise to a discrete item in the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease is primarily due to a Domestic Production Activities Deduction (“DPAD”) to be taken in the Company’s consolidated federal income tax return and certain state income tax returns for the 2006 and 2007 tax years. A discrete item of $0.1 million and $0.8 million related to the 2006 DPAD is reflected in the effective income tax rate in the three and nine months ended September 30, 2007, respectively, due to the Company’s ability to now claim the deduction for 2006 activities based upon a change in a tax accounting method in 2007 that is applied retroactive to 2006. See Note 7, Income Taxes, for further discussion.
Net Income.
Net income increased to $15.9 million during the three months ended September 30, 2007, compared to $15.8 million in the same period in 2006, primarily due to net profits generated from the increase in sales, offset by an increase in amortization, interest and taxes. During the nine months ended September 30, 2007, net income increased to $52.4 million compared to $38.6 million in the same period in 2006, primarily due to the Louis Frey litigation charge in 2006 and increase in sales in 2007.

EBITDA.
EBITDA margin decreased to 24.7% during the three months ended September 30, 2007, compared to 24.9% during the same period in 2006 primarily due to the drop in gross profit margin partly offset by the increase in depreciation and amortization. For a reconciliation of EBITDA to net income, please see “Non-GAAP Measures” above.
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

	Nine Months Ended September 30,
	2006	2007
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$72,580	$71,120

Net cash used in investing activities	($72,885)	($104,598)

Net cash (used in) provided by financing activities	($8,818)	$41,763

Operating Activities
         Net cash of $71.1 million provided by operating activities for the nine months ended September 30, 2007, represents a year-over-year decrease primarily related to the timing of tax payments, as 2006 income tax extension payments of $6.5 million were accrued as of December 31, 2006, but paid in 2007. This decrease was partially offset by the increase in net income of $5.9 million, excluding the Louis Frey charge. The cash flows from operating activities remained strong as evidenced by the fact that operating cash flows for the nine months ended September 30, 2007 represents $1.55 per diluted weighted average common shares outstanding or 13.8% of revenue. Net cash flows generated from operating activities in 2007 have and will be used to pay for acquisitions and debt obligations.
Investing Activities
         Net cash of $104.6 million for the nine months ended September 30, 2007, used in investing activities primarily relates to the acquisition of businesses, and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $97.8 million during the nine months ended September 30, 2007. Cash payments for capital expenditures totaled $7.1 million for the nine months ended September 30, 2007. Cash used in investing activities will vary depending on the timing and the size of acquisitions completed, and funds required to finance acquisitions will come from operating cash flows and additional borrowings.

Financing Activities
         Net cash of $41.8 million provided by financing activities during the nine months ended September 30, 2007, primarily relate to a borrowing of $25 million on our existing revolving credit facility and a $50 million borrowing from our term loan facility in order to facilitate the consummation of certain acquisitions. The proceeds from our borrowings were offset by scheduled payments of $21.5 million on our debt agreements and capital leases and a $14 million pay down on our revolving credit facility. Also included in financing activities is a $1.5 million excess tax benefit related to stock options exercised during the nine months ended September 30, 2007.
         Our cash position, working capital, and debt obligations as of September 30, 2007, are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	December 31, 2006	September 30, 2007
		(Unaudited)
	(Dollars in thousands)

Cash and cash equivalents	$11,642	$20,157
Working capital	21,150	(30,529)

Borrowings from senior secured credit facilities	215,651	274,786
Other debt obligations	57,494	77,109

Total debt obligations	$273,145	$351,895

The decrease of $51.7 million in working capital during the nine month period ended September 30, 2007 was due to a $65.4 million reclassification from long term debt to current portion of long-term debt, as our first balloon payment on our senior secured credit facility is due September 30, 2008. Excluding the impact of the $65.4 million reclassification, working capital increased by $13.7 million for the nine month period ended September 30, 2007. The increase of $13.7 million is primarily due to an increase in accounts receivable of $18.5 million, resulting from improved sales performance and acquisitions, a $8.5 million increase in cash due to the timing of acquisitions and debt pay downs, offset by an $11 million increase in our existing revolving credit facility which was used to facilitate the consummation of an acquisition. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are our most significant element of working capital.
We believe that our cash flow provided by operations will be adequate to cover the next twelve months working capital needs, debt service requirements, excluding the $65.4 million reclassification noted above, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt. Additionally, we are in the process of restructuring our debt that will extend the payment terms on our current and long term senior secured credit facilities. We plan to complete this restructuring by the end of 2007.
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
During the nine months ended September 30, 2007, the Company made no payments, exclusive of contractually scheduled payments, on its senior secured credit facility.
Seller Notes. As of September 30, 2007, we had $23.6 million of seller notes outstanding, with interest rates ranging between 5% and 7.1% and maturities through June 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2006 and September 30, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of September 30, 2007, we have potential future earnout obligations aggregating to approximately $8.9 million through 2010 if the operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Autodesk Agreement. The agreement with Autodesk has annual minimum purchase requirements that, as of September 30, 2007, the Company believes will be met.
FIN 48 Liability. As a result of the adoption of FIN 48, we have a $1.1 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2006 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 7 to the Financial Statements for additional discussion).

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
Recent Accounting Pronouncements
On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6, Income Taxes, for further discussion.
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
In March 2006, we entered into an interest rate collar agreement effective as of December 23, 2006, with a fixed notional amount of $76.7 million until December 23, 2007, which then decreases to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar has a cap strike three month LIBOR rate of 5.50% and a floor strike three month LIBOR rate of 4.70%. At September 30, 2007, the interest rate collar agreement had a negative fair value of $.253 million.
As of September 30, 2007, we had $351.9 million of total debt and capital lease obligations of which $274.8 million was bearing interest at variable rates approximating 6.9% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $0.7 million and $1.8 million during the three and nine months ended September 30, 2007.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2007, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
On April 27, 2007, the Company acquired Imaging Technologies Services (ITS). In accordance, with SEC guidance, management has elected to exclude ITS from its 2007 assessment of and report on internal control over financial reporting. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the nine months ended September 30, 2007. There were no significant changes to internal controls over financial reporting during the third quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
Louis Frey Case. On August 16, 2006 a judgment was entered against the Company in the previously disclosed Louis Frey Company bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York. The judgment awarded damages to the plaintiff in the principal amount of $11.1 million, interest, and $.2 million in preference claims. The Company continues to believe its position is meritorious, and commenced an appeal from the judgment in the United States District Court, Southern District of New York. On April 26, 2007 that court affirmed the judgment, and the Company filed an appeal from the judgment in the United States Court of Appeals for the Second Circuit. In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment by recording a one-time, non-recurring litigation charge of $14 million in 2006 that included a $11.3 million litigation reserve ($11.1 million in awarded damages and $0.2 million in preference claims), and interest expense of $2.7 million. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in a net impact of $8.4 million to net income in 2006. The Company has paid the $0.2 million preference claim and has accrued an additional $0.6 million for interest during the nine months ended September 30, 2007. In order to stay the execution of the Louis Frey judgment pending appeal, the Company posted a bond in the United States Bankruptcy Court, Southern District of New York, collateralized by $7.5 million in cash which is recorded in restricted cash on the September 30, 2007 Balance Sheet.
On November 8, 2007, the United States Bankruptcy Court, Southern District of New York, granted a motion approving settlement of the Louis Frey litigation. Pursuant to the settlement, the Company agreed to pay $10.5 million to satisfy the judgment entered against the Company. The Company will account for this settlement in the three and twelve months ending December 31, 2007.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our senior secured credit facilities contain restrictive covenants which, among other things, provide limitations on capital expenditures, restrictions on indebtedness and dividend distributions to our stockholders. Additionally, we are required to meet debt covenants based on certain financial ratio thresholds, including minimum interest coverage, maximum leverage and minimum fixed charge coverage ratios. The credit facilities also limit our ability and the ability of our domestic subsidiaries to, among other things, incur liens, make certain investments, sell certain assets, engage in reorganizations or mergers, or change the character of our business. We are in compliance with all such covenants as of September 30, 2007.

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
*       Filed herewith

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2007.

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