Form 10-K
period 2007-12-31
American Reprographics CO
filed 2008-02-27
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32407

AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1981 N. Broadway, Suite 385
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the closing price of $30.79 of the registrant’s Common Stock on the New York Stock Exchange on June 29, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $1,117,044,635.

As of February 19, 2008, there were 45,561,773 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on May 2, 2008 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

AMERICAN REPROGRAPHICS COMPANY

ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2007

AMERICAN REPROGRAPHICS COMPANY 2007 ANNUAL REPORT

In this report, “American Reprographics Company,” “ARC,” “the Company,” “we,” “us,” and “our” refer to American Reprographics Company and its consolidated subsidiaries, unless the context otherwise dictates.

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

Factors that may cause actual results to differ from expected results include, among others:

•	the current residential construction industry downturn and any general downturn in the architectural, engineering and construction industry;

•	competition in our industry and innovation by our competitors;

•	our failure to anticipate and adapt to future changes in our industry;

•	uncertainty regarding our product and service innovations;

•	the inability to charge for our value-added services to offset potential declines in print volumes;

•	adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters;

•	our inability to successfully identify and consummate potential acquisitions, manage our acquisitions or open new branches;

•	our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls;

•	adverse developments concerning our relationships with certain key vendors;

•	our inability to adequately protect our intellectual property and litigation regarding intellectual property;

•	acts of terrorism, violence, war, natural disaster or other circumstances that cause damage or disruption to us, our facilities, our technology centers, our vendors or our customers;

•	the loss of key personnel or qualified technical staff;

•	the potential writedown of goodwill or other intangible assets we have recorded in connection with our acquisitions;

•	the availability of cash to operate and expand our business as planned and to service our debt;

•	failure to maintain an effective system of internal controls necessary to accurately report our financial results and prevent fraud; and

•	potential environmental liabilities.

All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically decline any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we may make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as well as our proxy statements.

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

TRADEMARKS AND TRADE NAMES

We own or have rights to trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC American Reprographics Company®,” and the names “Abacus PCRTM,” “BidCasterSM,” “PlanWell EWOSM,” “MetaPrintTM,” “OneViewSM,” “PEiR GroupSM,” “PlanWell®,” “PlanWell PDS®,” “PlanWell EnterpriseSM,” “Sub-HubSM,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with the operation of our divisions. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business

Our Company

We are the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality, that require sophisticated document management services similar to our core AEC offerings. Reprographics services typically encompass the digital management and reproduction of construction documents or other graphics-related material and the corresponding finishing and distribution services. The business-to-business services we provide to our customers include document management, document distribution and logistics, print-on-demand, and a combination of these services in our customers’ offices as on-site services, often referred to as “facilities management.” We provide our core services through our suite of reprographics technology products, a network of approximately 307 locally branded reprographics service centers, and approximately 4,600 facilities management programs at our customers’ locations. We also sell reprographics equipment and supplies to complement our full range of service offerings. Our services are critical to our customers because they shorten their document processing and distribution time, improve the quality of their document information management, and provide a secure, controlled document management environment.

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

We operate 307 reprographics service centers, including 298 service centers in 204 cities in 39 states throughout the United States and the District of Columbia, eight reprographics service centers in Canada, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service approximately 140,000 active customers and employ approximately 5,164 people, including a sales and customer service staff of approximately 987 employees.

In terms of revenue, number of service facilities and number of customers, we believe we are the largest company in our industry, operating in approximately ten times as many cities and with more than nine times the number of service facilities as our next largest competitor. We believe that our national footprint, our suite of reprographics technology products, and our value-added services, including logistics and facilities management, provide us with a distinct competitive advantage.

While we began our operations in California and currently derive approximately 42% of our net sales from our operations in the state, we have continued to expand our geographic coverage and market share by entering complementary markets through strategic acquisitions of high-quality companies with well-recognized local brand names and, in most cases, more than 25 years of operating history. Since 1997, we have acquired more than 120 companies. It is our preferred practice to maintain the senior management of companies we acquire. As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We opened or acquired an additional 82 production facilities in 2007, consolidated 23, and ended the year with a net gain of 59 locations.

Our main office is located at 1981 N. Broadway, Suite 385, Walnut Creek, CA, and our telephone number is (925) 949-5100.

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

Corporate Background and Reorganization

Our predecessor, Ford Graphics, was founded in Los Angeles, California in 1960. In 1967 this sole proprietorship was dissolved and a new corporate structure was established under the name Micro Device, Inc., which continued to provide reprographics services under the name Ford Graphics. In 1989, we purchased Micro Device, Inc., and in November 1997 our company was recapitalized as a California limited liability company, with management retaining a 50% ownership position and the remainder owned by outside investors. In April 2000, Code Hennessy & Simmons LLC, or CHS, through its affiliates acquired a 50% stake in our company from these outside investors in a 2000 recapitalization.

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

Acquisitions

In addition to growing the business organically, we have pursued acquisitions to expand and complement our existing service offerings and to expand our geographic locations where we believe we could be a market leader. Since 1997, we have acquired more than 120 companies. Our recent acquisitions include 16 reprographics companies acquired in 2006 for an aggregate purchase price of $87.7 million, and 19 reprographics companies acquired in 2007 for an aggregate purchase price of $146.3 million. All aggregate purchase price figures include acquisition related costs. None of our acquisitions were related or contingent upon any other acquisitions. See Note 3 to our consolidated financial statements for further details concerning our acquisitions.

We have acquired one reprographics company subsequent to December 31, 2007 for a purchase price of $2.1 million.

Industry Overview

According to the International Reprographics Association, or IRgA, the reprographics industry in the United States is estimated to be approximately $4.5 billion in size. The IRgA indicates that the reprographics industry is highly fragmented, consisting of approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. Since construction documents are the primary medium of communication for the AEC industry, demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry, which in turn is driven by macroeconomic trends such as gross domestic product, or GDP, growth, interest rates, job creation, office vacancy rates, and tax revenues. According to FMI Corporation, or FMI, a consulting firm to the construction industry, construction industry spending in the United States for 2007 was estimated at $1.13 trillion, with expenditures divided between residential construction 46.6% and commercial and public, or non-residential, construction 53.4%. The $4.5 billion reprographics industry is approximately 0.4% of the $1.13 trillion construction industry in the United States. Our AEC revenues are most closely correlated to the non-residential sectors of the construction industry, which sectors are the largest users of reprographics services. According to FMI, the non-residential sectors of the United States construction industry are projected to grow at an average of 5.3% per year over the next three years.

Market opportunities for business-to-business document management services such as ours are rapidly expanding into non-AEC industries. For example, non-AEC customers are increasingly using large and small format color imaging for point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials as these services have become more efficient and available on a short-run, on-demand basis through digital technology. As a result, we believe that our addressable market is substantially larger than the core AEC reprographics market. We believe that the growth of non-AEC industries is generally tied to growth in the United States GDP, which is estimated to have grown 2.2% in 2007.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•	Leading Market Position in Fragmented Industry. Our size and national footprint provide us with significant purchasing power, economies of scale, the ability to invest in industry-leading technologies, and the resources to service large, national customers.

•	Leader in Technology and Innovation. We believe our PlanWell online planroom is well positioned to become the industry standard for managing and procuring reprographics services within the AEC industry. In addition, we have developed other proprietary software applications that complement PlanWell and have enabled us to improve the efficiency of our services, add services and increase our revenue.

•	Extensive National Footprint with Regional Expertise. Our national network of service centers maintains local customer relationships while benefiting from centralized corporate functions and national scale. Our service facilities are organized as hub and satellite structures within individual markets, allowing us to balance production capacity and minimize capital expenditures through technology-sharing among our service centers within each market. In addition, we serve our national and regional customers under a single contract through our Premier Accounts business unit, while offering centralized access to project specific services, billing, and tracking information.

•	Flexible Operating Model. By promoting regional decision making for marketing, pricing, and selling practices, we remain responsive to our customers while benefiting from the cost structure advantages of our centralized administrative functions. Our flexible operating model also allows us to capitalize on an improving business environment.

•	Consistent, Strong Cash Flow. Through management of our inventory and receivables and our low capital expenditure requirements, we have consistently generated strong cash flow from operations after capital expenditures regardless of industry and economic conditions.

•	Low Cost Operator. We believe we are one of the lowest cost operators in the reprographics industry, which we have accomplished by minimizing branch level expenses and capitalizing on our significant scale for purchasing efficiencies.

•	Experienced Management Team and Highly Trained Workforce. Our senior management team has an average of over 20 years of industry experience and it is our preferred practice to maintain the senior management of the companies we acquire.

Our Services

Reprographics services typically encompass the digital management and reproduction of graphics-related material and corresponding finishing and distribution services. We provide these business-to-business services to our customers in three major categories: document management, document distribution and logistics, and print-on-demand.

Document Management.  We store, organize, print and track AEC and non-AEC project documents using a variety of digital tools and our industry expertise. The documents we manage are typically larger than 11”×17”, requiring specialized production equipment, and the documents are iterative in nature; frequently 10 or more versions of a single document must be tracked and managed throughout the course of a project.

Document Distribution and Logistics.  We provide fully-integrated document distribution and logistics, which consist of tracking document users, packaging prints, addressing and coordinating services for shipment (either in hard copy or electronic form), as well as local pick-up and delivery of documents to multiple locations within tight time constraints.

Print-on-demand.  We produce small and large-format documents in black and white or color using digital scanning and printing devices. We can reproduce documents when and where they are needed by balancing production capacity between the high-volume equipment in our network of reprographics service centers, as well as equipment placed on-site in our customers’ facilities.

On-site services.  Frequently referred to as facilities management, or FMs, this service includes any combination of the above services supplied on-site at our customers’ locations.

These broad categories of services are provided to our AEC industry customers, as well as to our customers in non-AEC industries that have similar document management and production requirements. Our AEC customers work primarily with high volumes of large format construction plans and small format specification documents that are technical, complex, constantly changing and frequently confidential. Our non-AEC customers generally require services that apply to black and white and color small format documents, promotional documents of all sizes, and the digital distribution of document files to multiple locations for a variety of print-on-demand needs including short-run digital publishing.

These services include:

•	PlanWell, our proprietary, internet-based planroom launched in June 2000, and our suite of other reprographics software products that enable the online purchase and fulfillment of document management services.

•	Production services, including print-on-demand, document assembly, document finishing, mounting, laminating, binding, and kitting. Documents can be digitally transferred from one service facility to another to balance production capacity or take advantage of a “distribute and print” operating system.

•	Document distribution and logistics, including the physical pick-up, delivery, and shipping of time-sensitive, critical documents.

•	Highly customized large and small format reprographics in color and black and white. This includes digital reproduction of posters, tradeshow displays, plans, banners, signage and maps.

•	Facilities management, including recurring on-site document management services and staffing at our customers’ locations.

•	Sales of reprographics equipment and supplies and licensing of software to other reprographics companies and end-users in the AEC industry.

•	The design and development of other document management and reprographics software, in addition to PlanWell, that supports ordering, tracking, job estimating, and other customer-specific accounting information for a variety of projects and services. These proprietary applications include:

•	Electronic Work Order (EWO), which offers our customers access to the services of all of our service centers through the internet.

•	Abacus Print Cost Recovery (PCR), which provides a suite of software modules for reprographers and their customers to track documents produced from equipment installed as a part of a facilities management program.

•	BidCaster “Invitation-to-Bid” (ITB), a data management internet application inside PlanWell Enterprise that issues customizable “invitations to bid” from a customer’s desktop using email and a hosted fax server.

•	MetaPrint Print Automation and Device Manager, a universal print driver that facilitates the printing of documents with output devices manufactured by multiple vendors, and allows the reprographer to print multiple documents in various formats as a single print submission.

•	OneView Document Access and Customer Administration System, an internet-based application that leverages the security attributes of PlanWell to provide a single point of access to all of a customer’s project documents inside PlanWell planrooms, regardless of which of our local production facilities stores the relevant documents.

•	Sub-Hub, an internet-based application that notifies subscribers of upcoming construction jobs in their markets and allows them to view plans online and order paper copies from a reprographer.

To further support and promote our major categories of services, we also:

•	License our suite of reprographics technology products, including our flagship online planroom, PlanWell, to independent reprographers.

•	Operate PEiR (Profit and Education in Reprographics) Group, a trade organization wholly-owned by us, through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers. PEiR members are required to license PlanWell and may purchase equipment and supplies at a lower cost than they could obtain independently. We also distribute our educational programs to PEiR members to help establish and promote best practices within the reprographics industry.

Customers

Our business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2% of our net sales in 2007.

Operations

Geographic Presence.  We operate 307 reprographics service centers, including 298 service centers in 204 cities in 39 states throughout the United States and in the District of Columbia, eight service centers in Canada, and one in Mexico City, Mexico. Our reprographics service centers are located in close proximity to the majority of our customers and offer pick-up and delivery services within a 15 to 30 mile radius. Sales outside the United States, which consist primarily of Canadian operations, have been minimal amounting to $2.8 million, $7.7 million, and $13.2 million for the years ending December 31, 2005, 2006, and 2007, respectively.

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

Suppliers and Vendors

We purchase raw materials, consisting primarily of paper, toner, and other consumables, and purchase or lease reprographics equipment. Our reprographics equipment, which includes imaging and printing equipment, is typically leased for use in our service facilities and facilities management sites. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We continually monitor market conditions and product developments to take advantage of our buying power.

Our primary vendors of equipment, maintenance services and reprographics supplies include Oce N.V., Azerty, and Xpedx, a division of International Paper Company. We have long standing relationships with all of our suppliers and we believe we receive favorable prices as compared to our competition due to the large quantities we purchase and strong relationships with our vendors. Significant market fluctuations in our raw material costs have historically been limited to paper prices and we have typically maintained strong gross margins as the result of our ability to pass increased material costs through to our customers.

Sales and Marketing

Divisional Sales Force.  We market our products and services throughout the United States through localized sales forces and marketing efforts at the divisional level. We had approximately 987 sales and customer service representatives as of December 31, 2007. Each sales force generally consists of a sales manager and a staff of sales and customer service representatives that target various customer segments. Depending on the size of the operating division, a sales team may be as small as two people or as large as 35 or more people. Sales teams serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.

Premier Accounts.  To further enhance our market share and service portfolio on a national level, we operate a “Premier Accounts” business unit. Designed to meet the requirements of large regional and national businesses, we established this operating division to take advantage of growing globalization within the AEC market, and to establish ourselves at the corporate level as the leading national reprographer with extensive geographic and service capabilities. Premier Accounts allow us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. As of December 31, 2007, we maintained 24 national customers through Premier Accounts.

PEiR Group.  We established the PEiR Group in July 2003, a separate operating division of our company that is a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors, PEiR members are required to license PlanWell technology, facilitating the promotion of our applications as industry standards. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry. As of December 31, 2007, the PEiR Group had 203 domestic and international members.

Competition

According to the IRgA, most firms in the United States reprographics services industry are small, privately held entrepreneurial businesses. The larger reprographers in the United States, besides ourselves, include Service Point USA, a subsidiary of Service Point Solutions, S.A., Thomas Reprographics, Inc., ABC Imaging, LLC, and National Reprographics Inc. While we have no nationwide competitors, we do compete at the local level with a number of privately held reprographics companies, commercial printers, digital imaging firms, and to a limited degree, retail copy shops. Competition is primarily based on customer service, technological leadership, product performance and price. See Item 1A — “Risk Factors — Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.”

Research and Development

We believe that to compete effectively we must continue to innovate, and thus conduct research and development into our services. Our research and development efforts are focused on improving and enhancing PlanWell and our other technology products, as well as developing new proprietary services. As of December 31, 2007, we employed 44 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. In total, research and development amounted to $3.0 million, $3.7 million and $5.5 million during the fiscal years ended December 31, 2005, 2006 and 2007, respectively.

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

We have registered our “American Reprographics Company” combined name and design as a trademark with the United States Patent and Trademark Office (USPTO), and we have registered “PlanWell” and “PlanWell PDS” as trademarks with the USPTO and in Canada, Australia and the European Union. We have also registered “Sub-Hub” as a service mark in the European Union, United Kingdom, Benelux and Mexico, and we have applied for registration with the USPTO and in Canada. Additionally, we have applied for registration of ‘‘MetaPrint” as a trademark with the USPTO and in the European Union.

We do not own any other registered trademarks or service marks, or any patents, that are material to our business.

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

All of our reprographics service centers are connected via a high performance, dedicated wide area network (WAN), with additional capacity and connectivity through a virtual private network (VPN) to handle customer data transmissions and e-commerce transactions. Our technology centers use both commonly available software and custom applications running in a clustered computing environment and employ industry-leading technologies for redundancy, backup and security.

Employees

As of December 31, 2007, we had more than 5,100 employees, 20 of whom are covered by two collective bargaining agreements. The collective bargaining agreement with our subsidiary, Ridgway’s, LLC covers nine employees and expires November 20, 2011, and the collective bargaining agreement with our subsidiary, BPI Repro, LLC, covers 11 employees and expires on December 4, 2009. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.

Executive Officers of the Registrant

The following sets forth certain information regarding all of our executive officers as of February 27, 2008 as well as for Sathiyamurthy Chandramohan, who was an executive officer until June 1, 2007:

Name	Age	Position

Kumarakulasingam Suriyakumar	54	Chief Executive Officer and President
Jonathan R. Mather	57	Chief Financial Officer; Secretary
Sathiyamurthy Chandramohan	49	Chairman of the Board of Directors
Rahul K. Roy	48	Chief Technology Officer

Kumarakulasingam (“Suri”) Suriyakumar has served as the Company’s Chief Executive Officer since June 1, 2007, and he served as the Company’s President and Chief Operating Officer from 1991 until his appointment as Chief Executive Officer. Mr. Suriyakumar served as an advisor of Holdings since March 1998 and has served as a director of American Reprographics Company since October 2004. Mr. Suriyakumar joined Micro Device, Inc. (our predecessor company) in 1989. He became the Vice President of Micro Device, Inc. in 1990. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka. Mr. Suriyakumar is an active member of the International Reprographics Association (IRgA).

Sathiyamurthy (“Mohan”) Chandramohan served as an advisor and the Chairman of the Board of Advisors of Holdings since March 1998 and has served as a director and the Chairman of the Board of Directors of American Reprographics Company since October 2004. Mr. Chandramohan joined Micro Device, Inc. in February 1988 as

President and became the Chief Executive Officer in March 1991. He served as the Company’s Chief Executive Officer until his retirement effective June 1, 2007. Prior to joining the Company, Mr. Chandramohan was employed with U-Save Auto Parts Stores from December 1981 to February 1988, and became the Company’s Chief Financial Officer in May 1985 and Chief Operating Officer in March 1987. Mr. Chandramohan served as the President of the IRgA.

Jonathan R. Mather joined American Reprographics Company as its Chief Financial Officer in December 2006. From 2001 to 2006, Mr. Mather was employed at NETGEAR, a manufacturer of computer networking products, as its Executive Vice President and Chief Financial Officer. Before NETGEAR, from July 1995 to March 2001, Mr. Mather worked at Applause Inc., a consumer products company, where he served as President and Chief Executive Officer from 1998 to 2001, as Chief Financial Officer and Chief Operating Officer from 1997 to 1998 and as Chief Financial Officer from 1995 to 1997. From 1985 to 1995, Mr. Mather was employed with Home Fashions Inc., a consumer products company, where he served as Chief Financial Officer from 1992 to 1995, and as Vice President, Finance of an operating division, Louverdrape, from 1988 to 1992. Prior to that, he spent more than two years at the semiconductor division of Harris Corporation, a communications equipment company, where he served as the Finance Manager of the offshore manufacturing division. He has also worked in public accounting for four years with Coopers & Lybrand (now part of PricewaterhouseCoopers LLP) and for two years with Ernst & Young. Mr. Mather is a Certified Management Accountant (CMA) and a Fellow Chartered Accountant (FCA).

Rahul K. Roy joined Holdings as its Chief Technology Officer in September 2000. Prior to joining the Company, Mr. Roy was the Founder, President and Chief Executive Officer of MirrorPlus Technologies, Inc., which developed software for the reprographics industry, from August 1993 until it was acquired by the Company in 1999. Mr. Roy also served as the Chief Operating Officer of InPrint, a provider of printing, software, duplication, packaging, assembly and distribution services to technology companies, from 1993 until it was acquired by the Company in 1999.

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

The residential architectural, engineering and construction industry, or AEC industry, is in the midst of a downturn, and a continuing decline in the residential AEC industry, or a downturn in the non-residential AEC industry, could adversely affect our future revenue and profitability.

We believe that the AEC markets accounted for approximately 80% of our net sales for the year ended December 31, 2007, of which we believe the non-residential AEC industry accounted for approximately 85% of these net sales and the residential AEC industry accounted for approximately 15% of these net sales. Our historical operating results reflect the cyclical and variable nature of the AEC industry, and the residential portion of the AEC industry is in the midst of a downturn. The fallout from problems in the United States subprime mortgage market suggest a potential near-term recession in the United States economy, which could in turn lead to weakness in global economic conditions and a downturn in the non-residential portion of the AEC industry, as well. Our experience has shown that the AEC industry generally experiences economic downturns several months after a downturn in the general economy and that there may be a similar delay in the rebound of the AEC industry following a rebound in the general economy. A prolonged downturn in the AEC industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have an adverse impact on our business, operating results and financial conditions.

Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to the nature of this industry than other companies that serve more diversified markets. In addition, because approximately 50% of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations. As a consequence, our results of operations are subject to volatility and could deteriorate rapidly in an environment of declining revenues. Failure to maintain adequate cash reserves and effectively manage our costs could adversely affect our ability to offset our fixed costs and may have an adverse effect on our results of operations and financial condition.

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

We also face the possibility that competition will continue to increase, particularly if copy and printing or business services companies choose to expand into the reprographics services industry. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. In addition, we could encounter competition in the future from large, well-capitalized companies such as equipment dealers, system integrators, and other reprographics associations, that can produce their own technology and leverage their existing distribution channels. We could also encounter competition from non-traditional reprographics service providers that offer reprographics services as a component of the other services they provide to the AEC industry, such as vendors to our industry that provide services directly to our customers, bypassing reprographers. Any such future competition could adversely affect our business and impair our future revenue and profitability.

The reprographics industry has undergone vast changes in the last eight years and will continue to evolve, and our failure to anticipate and adapt to future changes in our industry could harm our competitive position.

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

We expect the reprographics industry to continue to evolve. Our industry is expected to continue to embrace digital technology, not only in terms of production services, but also in terms of network technology, digital document storage and management, and information distribution, all of which will require investment in, and continued development of, technological innovation. If we fail to keep pace with current changes or fail to anticipate or adapt to future changes in our industry, our competitive position could be harmed.

If we fail to continue to develop and introduce new services successfully, our competitive positioning and our ability to grow our business could be harmed.

In order to remain competitive, we must continually invest in new technologies that will enable us to meet the evolving demands of our customers. We cannot guarantee that we will be successful in the introduction and marketing of any new services, or that we will develop and introduce in a timely manner innovative services that satisfy customer needs or achieve market acceptance. Our failure to develop new services and introduce them successfully could harm our competitive position and our ability to grow our business, and our revenues and operating results could suffer.

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

Our customers value the ability to view and order prints via the internet and print to output devices in their own offices and other locations throughout the country. In 2007, our reprographics services represented approximately 74.7% of our total net sales, and our facilities management services represented approximately 16.5% of our total net sales. Both categories of revenue are generally derived via a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward consuming information on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.

We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.

We derived approximately 42% of our net sales in 2007 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters (including earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.

Our growth strategy depends in part on our ability to successfully complete and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.

As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired more than 120 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, integrate, and close acquisitions. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, or FTC, may impede, limit or prevent us from proceeding with an acquisition. We regularly evaluate potential acquisitions, although we currently have no agreements or active negotiations with respect to any material acquisitions.

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

Since 1997, we have acquired more than 120 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of these businesses. If we do not successfully manage our subsidiaries under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.

We depend on certain key vendors for reprographics equipment, maintenance services and supplies, making us vulnerable to supply shortages and price fluctuations.

We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our three largest vendors in 2007 were Oce N.V., Azerty, and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies, or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase such reprographics equipment, maintenance services or supplies could limit our ability to provide services to our customers on a timely and cost-effective basis and could harm our results of operations and financial condition.

Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.

Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. Under our PlanWell license agreements, we grant other reprographers a non-exclusive, non-transferable, limited license to use our technology and receive our services. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, United States law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Third parties may unlawfully copy aspects of our products or unlawfully distribute them, impermissibly reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Others may develop non-infringing technologies that are similar or superior to ours. If competitors are able to develop such technologies and we cannot successfully enforce our rights against them, they may be able to market and sell or license products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, intellectual property litigation can be expensive, a burden on management’s time and our Company’s resources, and its results can be uncertain.

Damage or disruption to our facilities, our technology centers, our vendors or a majority of our customers could impair our ability to effectively provide our services and may have a significant impact on our revenues, expenses and financial condition.

We currently store most of our customer data at our two technology centers located in Silicon Valley near known earthquake fault zones. Damage to or destruction of one or both of these technology centers or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could have a material adverse effect on the markets in which we operate, our business operations, our expectations and other forward-looking statements contained in this report. In addition, such damage or destruction on a national scale resulting in a general economic downturn could adversely affect our results of operations and financial condition. We store and maintain critical customer data on computer servers at our technology centers that our customers access remotely through the internet and/or directly through telecommunications lines. If our back-up power generators fail during any power outage, if our telecommunications lines are severed or those lines on the internet are impaired for any reason, our remote access customers would be unable to access their critical data, causing an interruption in their operations. In such event, our remote access customers and their customers could seek to hold us responsible for any losses. We may also potentially lose these customers and our reputation could be harmed. In addition, such damage or destruction, particularly that directly impacting our technology centers or our vendors or customers, could have an impact on our sales, supply chain, production capability, costs, and our ability to provide services to our customers.

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

We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team and the managers of our principal operating divisions. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team, in particular, the sudden loss of Mr. Suriyakumar, our Chief Executive Officer and President, could disrupt our business and impede our ability to execute our business strategy. Because the other members of our executive and divisional management team have on average more than 20 years of experience within the reprographics industry, it would be difficult to replace them.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

We currently operate 307 reprographics service centers, occupying a total of 1,644,916 square feet. We also occupy two technology centers in Silicon Valley, California, a software programming facility in Kolkata, India, as well as seven administrative facilities including our executive offices located in Walnut Creek, California, and our finance and purchasing offices located in Glendale, California.

			Number of
	Number of		Reprographics
	Admin & IT	Square	Service	Square
Region	Facilities	Footage	Centers	Footage

Southern California(1)	2	8,843	52	401,465
Northern California(2)	4	21,761	36	257,075
Pacific Northwest(3)	0	0	16	132,967
Northeast	2	11,297	54	257,345
Southern	1	6,023	99	288,856
Midwest(4)	1	3,160	50	307,208

Total	10	51,084	307	1,644,916

(1)	Includes one service center in Mexico City, Mexico.

(2)	Includes two technology centers in Fremont, California, and one in Kolkata, India.

(3)	Includes four service centers in the Vancouver, British Columbia area, and one in Calgary, Alberta.

(4)	Includes three service centers in the Toronto metropolitan area.

We lease 301 of our reprographics service centers, each of our administrative facilities and our technology centers. These leases have an average term of 5 to 10 years, the last lease expires in June, 2029. Substantially all of the leases contain renewal provisions and provide for annual increases in rent based on the local Consumer Price Index. The six owned facilities are subject to major encumbrances under our credit facilities. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.

Item 3.	Legal Proceedings

Louis Frey Case.  On November 8, 2007, the United States Bankruptcy Court, Southern District of New York, granted a motion approving settlement of the previously-disclosed Louis Frey litigation. The judgment entered in that litigation awarded damages to plaintiff in the principal amount of $11.1 million, $0.20 million in preference claims, and interest totaling $3.3 million through September 30, 2007. Pursuant to the settlement, the Company paid $10.5 million to satisfy the judgment entered against the Company.

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

No matters were submitted to a vote of our stockholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.001, is listed on the NYSE under the stock symbol “ARP”. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low

Fiscal Year 2006
First Quarter	$35.80	$25.00
Second Quarter	38.98	30.06
Third Quarter	38.51	28.45
Fourth Quarter	36.27	29.16
Fiscal Year 2007
First Quarter	$35.32	$29.99
Second Quarter	33.80	29.07
Third Quarter	31.50	18.68
Fourth Quarter	22.51	14.33

The following graph compares American Reprographics Company’s cumulative 35-month total shareholder return on common stock with the cumulative total returns of the Russell 2000 index, and the S&P 600 Diversified Commercial & Professional Services which consists of seven companies that include: Angelica Corp., G & K Services Inc, Healthcare Service Group Inc, Mobile Muni Inc, School Speciality Inc, Tetra Tech Inc and Viad Corp. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on February 4, 2005 and its relative performance is tracked through December 31, 2007.

COMPARISON OF 35 MONTH CUMULATIVE TOTAL RETURN*
Among American Reprographics Company, The Russell 2000 Index
And The S&P 600 Diversified Commercial & Professional Services Index

*	$100 invested on 2/4/05 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright © 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm.

	2/05	2/05	3/05	4/05	5/05	6/05	7/05	8/05	9/05	10/05	11/05	12/05
American Reprographics Company	100	105	104	102	108	117	129	124	124	123	156	185

Russell 2000	100	100	97	91	97	101	107	105	106	102	107	107

S&P 600 Diversified Commercial & Professional Services	100	102	98	91	98	102	109	110	109	100	105	105

	1/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06
American Reprographics Company	199	209	252	258	252	264	233	222	233	258	227	242
Russell 2000	116	116	122	122	115	116	112	115	116	123	126	126
S&P 600 Diversified Commercial & Professional Services	106	110	118	120	113	108	107	109	114	123	119	123

	1/07	2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07
American Reprographic Company	228	241	224	241	224	224	181	178	136	147	113	120
Russell 2000	129	128	129	131	137	135	125	128	130	134	125	124
S&P 600 Diversified Commercial & Professional Services	123	120	121	124	130	129	122	122	122	120	117	115

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

Holders

As of February 19, 2008, the approximate number of stockholders of record of our common stock was 27 and the closing price of our common stock was $16.06 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Sales of Unregistered Securities

None

Issuer Purchases of Equity Securities

The following table provides information regarding our purchases of the Company’s common stock during the fourth quarter of our fiscal year ended December 31, 2007:

				Maximum Number (or
			Total Number of	Approximate Dollar
			Shares Purchased as	Value) of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plans or	Purchased under the
Period	(1)	per Share	Programs	Plans or Programs

Month #1 (December 6, 2007 to December 31, 2007)	447,654	$17.22	447,654	$142,291,159

(1)	All shares were acquired in open-market purchases, pursuant to a stock repurchase program announced in a press release issued by the Company on December 6, 2007.

Item 6.	Selected Consolidated Financial Data

The selected historical financial data presented below are derived from the audited financial statements of Holdings for the fiscal years ended December 31, 2003, and 2004, and the audited financial statements of American Reprographics Company for the fiscal years ended December 31, 2005, 2006 and 2007. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Statement of Operations Data:
Reprographics services	$315,995	$333,305	$369,123	$438,375	$513,630
Facilities management	59,311	72,360	83,125	100,158	113,848
Equipment and supplies sales	40,654	38,199	41,956	53,305	60,876

Total net sales	415,960	443,864	494,204	591,838	688,354
Cost of sales	252,028	263,787	289,580	337,509	401,317

Gross profit	163,932	180,077	204,624	254,329	287,037
Selling, general and administrative expenses	101,252	105,780	112,679	131,743	143,811
Litigation reserve (gain)	—	—	—	11,262	(2,897)
Provision for sales tax dispute settlement	—	1,389	—	—	—
Amortization of intangibles	1,709	1,695	2,120	5,055	9,083

Income from operations	60,971	71,213	89,825	106,269	137,040
Other income	1,024	420	381	299	—
Interest expense, net	39,390	33,565	26,722	23,192	24,373
Loss on early extinguishment of debt	14,921	—	9,344	—	1,327

Income before income tax provision (benefit)	7,684	38,068	54,140	83,376	111,340
Income tax provision (benefit)(1)	4,131	8,520	(6,336)	31,982	42,203

Net income	3,553	29,548	60,476	51,394	69,137
Dividends and amortization of discount on preferred equity	(1,730)	—	—	—	—

Net income	$1,823	$29,548	$60,476	$51,394	$69,137

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share amounts)

Earnings per share:
Basic	$0.05	$0.83	$1.43	$1.14	$1.52
Diluted	$0.05	$0.79	$1.40	$1.13	$1.51
Weighted average common shares outstanding:
Basic	35,480	35,493	42,264	45,015	45,421
Diluted	37,298	37,464	43,178	45,595	45,829

	Fiscal Year Ended December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Other Financial Data:
Depreciation and amortization	$19,937	$18,730	$19,165	$27,749	$39,445
Capital expenditures, net	$4,992	$5,898	$5,237	$7,391	$8,303
Interest expense, net	$39,390	$33,565	$26,722	$23,192	$24,373

	As of December 31,
	2003	2004	2005	2006	2007
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$17,315	$13,826	$22,643	$11,642	$24,802
Total assets	$374,716	$377,334	$442,362	$547,581	$722,611
Long term obligations and mandatorily redeemable preferred and common stock(2)	$360,008	$338,371	$253,371	$252,097	$321,013
Total stockholders’ equity (deficit)	$(60,015)	$(35,009)	$113,569	$184,244	$251,651
Working capital	$16,809	$22,387	$35,797	$21,150	$3,560

(1)	The Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of that reorganization, a deferred tax benefit of $27.7 million was booked concurrent with the consummation of the IPO.

(2)	In July 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In accordance with SFAS No. 150, the redeemable preferred equity of Holdings has been reclassified in our financial statements as a component of our total debt upon our adoption of this new standard. The redeemable preferred equity amounted to $25.8 million as of December 31, 2003 and $27.8 million as of December 31, 2004. SFAS No. 150 does not permit the restatement of financial statements for periods prior to the adoption of this standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

American Reprographics Company is the leading reprographics company in the United States. We provide business-to-business document management services to the architectural, engineering and construction industry, or AEC industry, through a nationwide network of locally branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community.

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

We deliver these services through our specialized technology, though more than 900 sales and customer service employees interacting with our customers every day, and more than 4,600 facilities management programs at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 140,000 companies throughout the country.

Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.

A significant component of our growth has been from acquisitions. In 2007, we acquired 19 businesses that consisted of “stand-alone acquisitions” and “fold-in acquisitions” (refer to page 24 for an explanation of these terms) for $146.3 million, in 2006 we acquired 16 businesses for $87.7 million and in 2005 we acquired 14 businesses for $32.1 million. Each acquisition was accounted for using the purchase method, so consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.

As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We have opened or acquired 82 production facilities since December 31, 2006 and we have consolidated 23 in the same period. The Company ended the year with a net gain of 59 branch locations for the year ended December 31, 2007.

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

Primary Financial Measures.  We use net sales, costs and expenses, EBIT, EBITDA and operating cash flow to operate and assess the performance of our business.

Net Sales.  Net sales represent total sales less returns and discounts. These sales consist of document management services, document distribution and logistics services, print-on-demand services, and reprographics equipment and supplies sales. We generate sales by individual orders through commissioned sales personnel and, in some cases, through national contracts.

Net sales are categorized as reprographics services, facilities management, and equipment and supplies. Our current revenue sources are likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services comprise approximately 6.1% of our overall revenue.

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

On-site services, or facilities management, revenues are generated from providing reprographics services in our customers’ locations using machines that we own or lease. Generally, this revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services”.

Revenue from equipment and supplies is derived from the resale of such items to our customers. We do not manufacture such items but rather purchase them from our vendors at wholesale costs.

In 2007, our reprographics services represented 74.7% of net sales, facilities management 16.5%, and sales of reprographics equipment and supplies 8.8%. Digital services revenue, which are included in reprographics services, approximated 6.1% of our net sales. Software licenses, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.

We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, the Company is deemed to operate as a single reportable business segment.

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

Our selling expenses generally include salaries and commissions paid to our sales professionals, along with promotional, travel and entertainment costs. Our general and administrative expenses generally include salaries and benefits paid to support personnel at our reprographics businesses and our corporate staff, as well as office rent, utilities, communications expenses, and various professional services.

Operating Cash.  “Operating Cash” or “Cash Flow from Operations” includes net income less common expenditures requiring cash and is used as a measure to control working capital.

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

We believe our current customer segment mix is approximately 80% of our revenues coming from the AEC market, and 20% coming from non-AEC sources. We believe this mix is optimal because it offers us the advantages of diversification without diminishing our focus on our core competencies.

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

Based on our experience of completing more than 120 acquisitions since 1997, we believe that the reprographics industry is highly-fragmented and comprised primarily of small businesses with less than $7 million in annual sales. Although none of the individual acquisitions we made in the past three years added a material percentage of sales to our overall business, in the aggregate they fuel the bulk of our annual sales growth. Specifically, an increase of net sales in 2007 of approximately 11.4% was related to stand-alone acquisitions. Also, each acquisition was strategic from a marketing and regional market share point of view.

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

We also use previous year’s sales figures to assist us in determining how the acquired business will be integrated into the overall management structure of the Company. We categorize newly acquired businesses in one of two ways:

1. Stand-Alone Acquisitions.  Post-acquisition, these businesses maintain their existing local brand and act as strategic platforms for the Company to acquire market share in and around the specific geographical location.

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

New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less the fair market value of tangible assets and identified intangible assets. We test our goodwill components annually for impairment on September 30. The methodology for such testing is detailed further in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.

Recent Developments.  On December 6, 2007, we entered into a new Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the Credit Agreement in the amount of $289.4 million to prepay in full all principal and interest payable under our Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005. As a result of this prepayment, we wrote off $0.9 million of deferred financing costs and recognized a $0.4 million expense resulting from the termination of an interest rate collar associated with the extinguishment of debt during the year ended December 31, 2007. Please refer to Note 5 — “Long Term Debt” to our consolidated financial statements included in this report.

Economic Factors Affecting Financial Performance.  We estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2007, with the remaining 20% consisting of sales to non-AEC markets (based on a compilation of approximately 90% of revenues from our divisions and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.

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

We use EBIT to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBITDA as a metric to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. As noted above, since debt and taxation are managed at the corporate level the cash flow from each operating segment should be approximately equal to the corresponding EBITDA of each operating segment, assuming no other changes to a operating segment’s balance sheet. As a result, we reconcile EBITDA to cash flow monthly as one of our key internal controls. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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

We have presented adjusted net income and adjusted earnings per share for the years ended December 31, 2006 and 2007 to reflect the exclusion of the one-time litigation charge and corresponding gain on settlement related to the Louis Frey bankruptcy litigation. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2006 and 2007 to the same period in 2005, excluding a one-time income tax benefit taken in February of 2005 related to our reorganization from a California LLC to a Delaware corporation.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Fiscal Year Ended December 31,
	2005	2006	2007

Cash flows provided by operating activities	$56,648	$98,354	$101,386
Changes in operating assets and liabilities	8,859	(10,138)	13,856
Non-cash (expenses) income, including depreciation and amortization	(5,031)	(36,822)	(46,105)
Income tax (benefit) provision	(6,336)	31,982	42,203
Interest expense, net	26,722	23,192	24,373
Loss on early extinguishment of debt	9,344	—	1,327

EBIT	90,206	106,568	137,040
Depreciation and amortization	19,165	27,749	39,445

EBITDA	109,371	134,317	176,485
Interest expense	(26,722)	(23,192)	(24,373)
Loss on early extinguishment of debt	(9,344)		(1,327)
Income tax benefit (provision)	6,336	(31,982)	(42,203)
Depreciation and amortization	(19,165)	(27,749)	(39,445)

Net income	$60,476	$51,394	$69,137

The following is a reconciliation of net income to EBITDA:

	Fiscal Year Ended December 31,
	2005	2006	2007

Net income	$60,476	$51,394	$69,137
Interest expense, net	26,722	23,192	24,373
Loss on early extinguishment of debt	9,344	—	1,327
Income tax (benefit) provision	(6,336)	31,982	42,203

EBIT	90,206	106,568	137,040
Depreciation and amortization	19,165	27,749	39,445

EBITDA	$109,371	$134,317	$176,485

The following is a reconciliation of our net income margin to EBIT margin and EBITDA margin:

	Fiscal Year Ended December 31,
	2005	2006	2007(1)

Net income margin	12.2%	8.7%	10.0%
Interest expense, net	5.4	3.9	3.5
Loss on early extinguishment of debt	1.9	—	0.2
Income tax (benefit) provision	(1.3)	5.4	6.1

EBIT margin	18.2	18.0	19.9
Depreciation and amortization	3.9	4.7	5.7

EBITDA margin	22.1%	22.7%	25.6%

(1)	column does not foot due to rounding

The following is a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share:

	Fiscal Year Ended December 31,
	2005	2006	2007

Net income	$60,476	$51,394	$69,137
Litigation reserve/(settlement)	—	11,262	(2,897)
Interest expense due to litigation reserve/(settlement)	—	2,685	(418)
Income tax (benefit) provision due to litigation reserve/settlement	—	(5,579)	1,260
Income tax benefit due to reorganization	(27,701)	—	—

Unaudited adjusted net income	$32,775	$59,762	$67,082

Earning Per Share (Actual):
Basic	$1.43	$1.14	$1.52

Diluted	$1.40	$1.13	$1.51

Earning Per Share (Adjusted):
Basic	$0.78	$1.33	$1.48

Diluted	$0.76	$1.31	$1.46

Weighted average common shares outstanding:
Basic	42,264,001	45,014,786	45,421,498
Diluted	43,178,001	45,594,950	45,829,010

Results of Operations

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2005	2006(1)	2007(1)

Net sales	100.0%	100.0%	100.0%
Cost of sales	58.6	57.0	58.3

Gross profit	41.4	43.0	41.7
Selling, general and administrative expenses	22.8	22.3	20.9
Litigation reserve/(settlement)	0.0	1.9	(0.4)
Amortization of intangibles	0.4	0.9	1.3

Income from operations	18.2	18.0	19.9
Other income	0.1	0.0	0.0
Interest expense, net	(5.4)	(3.9)	(3.5)
Loss on early extinguishment of debt	(1.9)	0.0	(0.2)

Income before income tax provision	11.0	14.1	16.2
Income tax benefit/(provision)	1.2	(5.4)	(6.1)

Net income	12.2%	8.7%	10.0%

(1)	column does not foot due to rounding

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2006	2007	(In dollars)	(Percent)
	(In millions)

Reprographics services	$438.4	$513.6	$75.2	17.2%
Facilities management	100.1	113.8	13.7	13.7%
Equipment and supplies sales	53.3	60.9	7.6	14.3%

Total net sales	$591.8	$688.3	$96.5	16.3%
Gross profit	$254.3	$287.0	$32.7	12.9%
Selling, general and administrative expenses	$131.7	$143.8	$12.1	9.2%
Litigation reserve/(settlement)	$11.3	$(2.9)	$(14.2)	(125.7)%
Amortization of intangibles	$5.1	$9.1	$4.0	78.4%
Interest expense, net	$23.2	$24.4	$1.2	5.2%
Income taxes provision	$32.0	$42.2	$10.2	31.9%
Net Income	$51.4	$69.1	$17.7	34.4%
EBITDA	$134.3	$176.5	$42.2	31.4%

Net Sales.

Net sales in 2007 increased by 16.3%; an increase of net sales in 2007 of approximately 11.4% was related to our stand-alone acquisitions.

Reprographics services.  Net sales increased in 2007 compared to 2006 primarily due to the expansion of our market share through acquisitions, and increases in our digital revenue. We acquired 19 businesses at various times throughout the year, each with a primary focus on reprographics services. We also benefited from a full year impact from our 2006 acquisitions, each of which had a primary focus on reprographics services. These acquired businesses added sales from their book of business to our own, and in some cases, also allowed us to aggregate regional work from larger clients. The increase in reprographics services was partially offset by a sales decrease in our Southern California region of approximately $12 million, excluding stand-alone acquisitions, resulting primarily from the downturn in residential construction in Southern California. Residential business in other areas of the country where our business is highly concentrated, including Arizona and Florida, also contributed to the reduction in overall sales volume. The decrease in sales resulting from the residential construction downturn was partially offset by the addition of significant new business acquired through our Premier Accounts division, which included more than $10 million of sales from new non-AEC customers in 2007.

Our price levels for the most part remained the same, although we had selective increases in some markets. While most of our customers in the AEC industry still prefer paper prints, we have seen an increase in our digital services revenue. During 2007 digital services revenue increased by $11.5 million or 38% compared to 2006.

Facilities management.  On-site, or facilities management services, continued to post solid dollar volume and year-over-year percentage gains. Specifically, sales for the twelve months ended December 31, 2007, compared to the same period in 2006 increased by $13.7 million or 13.7%. As a percentage of overall revenue, however, FM services decreased slightly due to the dilutive effects of acquisitions which had small or non-existent FM programs of their own. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 1,350 facilities management accounts in 2007, bringing our total FM accounts to approximately 4,600. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. We believe this service segment will continue to have strong sales growth in the foreseeable future.

Equipment and supplies sales.  Equipment and supplies sales increased by 14.3% over the same period in 2006, of which approximately 12% of the increase was related to our stand-alone acquisitions in 2007. Acquisition activity in the past three years has increased our focus on equipment sales, as several of these new businesses possess a strong equipment and supplies business unit and we have continued to focus on the evolving needs of our customers. Trends in smaller, less expensive and more convenient printing equipment are gaining popularity with customers who want the convenience of in-house production, but have no compelling reimbursable invoice volume to offset the cost of a facilities management contract.

Gross Profit.

During the 12 months ended December 31, 2007, gross profit margin increased to $287 million and was 41.7%, compared to $254.3 million and 43% for the same period in 2006, on sales growth of $96.5 million.

The increase in revenue was the primary factor for the dollar volume increase in gross profit during the 12 months ended December 31, 2007. The decrease in gross margins was partly due to the fact that a significant portion of our sales increases were driven by acquisitions with gross margins lower than existing operating divisions. Until our typical performance standards can be applied, such acquisitions temporarily depress gross margins, as do new branch openings and fold-in acquisitions. Specifically, 2007 stand alone acquisitions negatively impacted the gross profit percentage by approximately 90 basis points. The drop in margins was also attributable to unabsorbed labor costs of approximately 90 basis points, as expected sales during 2007 did not materialize due to regional sales decreases in our residential construction-related business as noted in the “Net Revenue” section above. Material costs as a percentage of net sales had a slight improvement, as our purchasing power as one of the largest purchasers of reprographics equipment in the country continued to keep our material cost and purchasing costs low by industry standards.

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

Selling, General and Administrative Expenses.  In 2007, selling, general and administrative expenses increased by $12.1 million or 9.2% over 2006. The increase is primarily attributable to the increase in our sales volume and acquisitions explained above. Expenses rose primarily due to the increase in administrative wages and sales personnel compensation of $5.2 million and $4.4 million, respectively that accompany sales growth. Stock-based compensation expense also contributed to the increase in general and administrative expense as stock-based compensation increased by $1.3 million primarily due to stock options granted in the first quarter of 2007. Additionally, in March 2007, we incurred expenses of approximately $0.5 million in connection with a secondary stock offering, primarily to facilitate the sale of shares owned by our former financial sponsor, Code Hennessy & Simmons LLC. Partially offsetting the increase in selling, general and administrative expense was a $3.3 million favorable settlement of two related lawsuits in which we were plaintiff. Excluding costs related to that litigation, which included legal fees and accrued compensation payments related to the settlement, the settlement returned a $1.7 million benefit to us for the 12 months ended December 31, 2007. For more information on the details of these lawsuits and settlement, please refer to Note 7- “Commitments and Contingencies” to our consolidated financial statements included in this report.

As a percentage of net sales, selling, general and administrative expenses declined by 1.4% in 2007 as compared to 2006 due to increases in sales, the fixed cost nature of some of these expenses in our existing operating divisions and corporate offices, and the financial benefit of the litigation settlement described above, which yielded a $1.7 million benefit in 2007. We continue to expect that our selling, general and administrative expenses will increase in absolute dollars due to our expected growth, but we believe these costs as a percentage of overall sales will decline in the future as we continue to refine their management.

Amortization of Intangibles.  Amortization of intangibles increased $4 million during 2007, compared to 2006 primarily due to an increase in identified amortizable intangible assets such as customer relationships and trade names associated with our 19 business acquisitions completed throughout 2007. Also contributing to the increase is the full year impact of 2006 acquisitions. The three acquisitions that had the biggest impact on amortization expense were the acquisition of MBC Precision Imaging in March 2007, the acquisition of Imaging Technologies Services in April 2007, and the acquisition of Reliable Graphics in July 2006.

Litigation Reserve.  In 2006 we accounted for the judgment entered against us in the previously-disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York, by recording a litigation charge of $14 million that included a $11.3 million litigation reserve ($11.1 million in awarded damages, and $0.2 million in preference claims that the Company paid in 2006), and interest expense of $2.7 million. We settled this for $10.5 million during the fourth quarter of 2007 and accordingly recognized a benefit of $3.3 million ($2.9 million litigation gain, and $0.4 million in interest) in 2007. For more information on the Louis Frey Company litigation, please refer to Note 7 -“Commitments and Contingencies” to our consolidated financial statements included in this report.

Interest Expense.  Net interest expense was $24.4 million in 2007 compared with $23.2 million in 2006, an increase of 5.2% year-over-year. The increase of $1.2 million is related to an increase of interest expense of $4.3 million, primarily due to borrowings to finance acquisitions and additional capital leases. Specifically, we borrowed $18 million and $50 million to finance the acquisitions of MBC Precision Imaging and Imaging Technology Services in March and April 2007, respectively. This increase is offset by a decrease of $3.1 million of interest expense related to the Louis Frey litigation reserve in 2006 and settlement in 2007.

Loss on the extinguishment of debt.  In December of 2007, we entered into a new Credit and Guaranty Agreement and extinguished the debt under our previous credit facility. Accordingly, we wrote off unamortized deferred financing costs of $0.9 million and recognized a $0.4 million expense resulting from the termination of an interest rate collar associated with the extinguished debt.

Income Taxes.  Our effective income tax rate decreased from 38.3% in 2006 to 37.9% in 2007. The decrease is primarily due to a Domestic Production Activities Deduction (DPAD) to be taken in our consolidated federal income tax return for the 2007 tax year. This decrease was partially offset by a slightly higher effective state income tax rate for the same period. We expect our effective income tax rate to be in the range of 37% to 39% in 2008, assuming no material change to the geographical revenue mix.

Net Income.  Net income increased to $69.1 million in 2007 compared to $51.4 million in 2006 due to the increase in sales in 2007, and the litigation charge taken in 2006 and associated settlement in 2007. The litigation charge taken in 2006 associated with the Louis Frey litigation resulted in an $8.4 million negative impact on 2006 net income and a positive $2.1 million impact on 2007 net income.

EBITDA.  Our EBITDA margin increased to 25.6% in 2007 compared to 22.7% in 2006 primarily due to the litigation reserve in 2006 and gain upon the Louis Frey litigation settlement in 2007, and an increase in sales in 2007.

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

Net Sales.

Net sales in 2006 increased by 19.8% ; an increase of net sales in 2006 of approximately 9% was related to our stand-alone acquisitions.

Reprographics services.  Net sales increased in 2006 compared to 2005 primarily from increased commercial construction spending throughout the United States and the expansion of our market share through branch openings and acquisitions. Estimates from FMI, a well-respected management consultancy for the construction industry, showed non-residential construction increasing by a minimum of 7% in each of the U.S. Census districts during 2006, with some districts reporting 11% and 12% increases. We acquired 16 businesses at various times throughout the year, each with a primary focus on reprographics services. These acquired businesses added sales from their book of business to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Regional managers reported continued strength in our core construction-related reprographics services. Company-wide, pricing remained at similar levels to 2005, indicating that revenue increases were due primarily to volume.

Facilities management.  The increase in revenues from facilities management sales reflected increased contract volume of these services. As a percentage of overall revenue, however, FM services increased only slightly due to the dilutive effects of acquisitions with small or non-existent FM programs of their own. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics Services” revenue. As convenience and speed continued to characterize our customers’ needs, and as printing equipment continued to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remained strong, as evidenced by an increase of approximately 885 FM accounts in 2006. By placing such equipment on-site and billing on a per use and per project basis, the invoice continued to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit was the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continued to find attractive.

Equipment and supplies sales.  From 2001 through 2004, our equipment and supplies sales declined or were generally flat. In 2005, we experienced a 10% gain as compared to 2004 revenue for this service line, and in 2006, the increase was 26.9%. The sales decline reflected in the earlier period was due in large measure to the success of our FM programs displacing the outright sale of equipment, but several acquired divisions with a strong focus in equipment sales began to reverse that sales pattern in late-2004 and 2005. Trends in smaller, less expensive and more convenient printing equipment gained popularity with customers who wanted the convenience of in-house production, but had no compelling reimbursable invoice volume to offset the cost of placing the equipment.

Gross Profit.

Gross profit in 2006 was $254.3 million compared to $204.6 million in 2005. This 24.3% increase in gross profit was the result of increased revenues of 19.8%, continued focus on higher margin service lines, and the fixed cost nature of some of our cost of good sold expenses, such as machine cost and facility rent. Gross margins increased from 41.4% in 2005 to 43.0% in 2006 due to increased revenue and the margin improvement our high-fixed costs provided to our incremental revenue. These increases were partially diluted by the lower gross margins attributed to our acquisitions in 2006 that tended to depress gross margins temporarily.

Material costs as a percentage of net sales were flat from 2005 to 2006, as our purchasing power as one of the largest purchasers of reprographics equipment in the country continued to keep our material cost and purchasing costs low by industry standards. Production labor cost as a percentage of net sales remained consistent year over year at approximately 23%. Production overhead as a percentage of revenue decreased from 16.8% in 2005 to 15.2% in 2006 due to the fixed cost nature of the expense coupled with the net sales increase.

Selling, General and Administrative Expenses.  In 2006, selling, general and administrative expenses increased by $19 million or 16.9% over 2005. The increase was attributable to both the increase in our sales volume during 2006, as well as costs related to compliance with Section 404 of the Sarbanes Oxley Act of 2002 and the Company’s secondary offering in April 2006. Expenses also rose primarily due to increases in sales commissions, incentive payments and bonus accruals that accompanied sales growth. As a percentage of net sales, selling, general and administrative expenses declined by 0.5% in 2006 as compared to 2005 as a result of continued regional consolidation of operations, accounting and finance functions, and refinements in our regional management structure instituted in 2003.

Amortization of Intangibles.  Amortization of intangibles increased 142.9% in 2006 compared to 2005 due to an increase in identified intangible assets such as customer relationships, trade names and non-competition covenants in association with our increased acquisition activity during the year.

Interest Expense.  Net interest expense was $23.2 million in 2006 compared with $26.7 million in 2005, a decrease of 13.1% year-over-year. The decrease was due primarily to the refinancing of our debt in December of 2005 at more favorable interest rates and pay-down of debt during 2006, partially offset by interest expense of $2.7 million related to the Louis Frey litigation reserve.

Income Taxes.  Our effective income tax rate, excluding our one-time benefit as a result of our reorganization in February 2005, decreased from 39% in 2005 to 38% in 2006. The decrease is primarily due to the release of a tax reserve for a prior year as the statute of limitations had closed. Additionally, a $5.6 million tax benefit was recorded in 2006, due to the Louis Frey litigation charge.

Net Income.  Net income decreased to $51.4 million in 2006 compared to $60.5 million in 2005. This was primarily due to a one-time litigation charge taken in 2006 associated with the Louis Frey litigation and tax benefit of $27.7 million as a result of our reorganization in February 2005. Excluding the one-time tax benefit of $27.7 million and the Louis Frey litigation charge of $8.4 million, net of taxes, net income increased by $27.0 million in 2006 as compared to 2005, which increase in net income was primarily due to increased sales and lower interest expense resulting from the refinance of our debt in December 2005.

EBITDA.  Our EBITDA margin increased to 22.7% in 2006 compared to 22.1% in 2005 primarily due to higher revenues.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2007. This unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006				2007

Reprographics services	$104,817	$114,658	$111,176	$107,724	$119,779	$133,257	$131,655	$128,940
Facilities management	22,932	24,691	25,814	26,721	26,356	28,984	29,241	29,267
Equipment and supplies sales	13,053	12,178	15,548	12,526	14,079	15,542	15,316	15,939

Total net sales	$140,802	$151,527	$152,538	$146,971	$160,214	$177,783	$176,212	$174,146
Quarterly sales as a% of annual sales	23.8%	25.6%	25.8%	24.8%	23.3%	25.8%	25.6%	25.3%
Gross profit	$60,359	$65,814	$67,007	$61,149	$67,779	$74,816	$72,664	$71,778
Income from operations	$28,088	$20,573	$30,917	$26,691	$31,800	$37,866	$33,066	$34,310
EBITDA	$34,052	$27,416	$38,020	$34,829	$40,158	$47,895	$43,566	$44,867
Net Income	$14,375	$8,427	$15,756	$12,836	$16,844	$19,612	$15,945	$16,737

The following is a reconciliation of EBITDA to net income for each respective quarter.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2006				2007

EBITDA	$34,052	$27,416	$38,020	$34,829	$40,158	$47,895	$43,566	$44,867
Interest expense, net	(4,459)	(7,001)	(5,810)	(5,922)	(5,161)	(6,642)	(6,872)	(5,699)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	(1,327)
Income tax provision	(9,583)	(5,617)	(8,993)	(7,789)	(9,795)	(11,612)	(10,249)	(10,547)
Depreciation and amortization	(5,635)	(6,371)	(7,461)	(8,282)	(8,358)	(10,029)	(10,500)	(10,557)

Net income	$14,375	$8,427	$15,756	$12,836	$16,844	$19,612	$15,945	$16,737

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

	Year Ended December 31,
	2005	2006	2007

Net cash provided by operating activities	$56,648	$98,354	$101,386

Net cash used in investing activities	$(27,547)	$(77,488)	$(132,688)

Net cash (used in) provided by financing activities	$(20,284)	$(31,867)	$44,353

Operating Activities

Net cash provided by operating activities for the year ended December 31, 2007, primarily related to net income of $69.1 million and depreciation and amortization of $39.4 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2007 compared to the same period in 2006 was mainly due to our 16.3% increase in sales that were driven by acquisitions. Specifically, 2007 stand-alone acquisitions contributed approximately $9.7 million to operating cash flows in 2007. Also contributing to our increase in operating cash flows in 2007 compared to 2006 is our decrease in selling, general, and administrative expenses of 1.4% as a percentage of sales. Selling, general, and administrative expenses had a net benefit of $1.7 million, after legal expenses incurred in 2007, due to a favorable litigation settlement in 2007 (Please refer to Note 7- “Commitments and Contingencies” to our consolidated financial statements included in this report). The increase in cash flows from operating activities was partially offset by the $10.5 million cash payment in the fourth quarter related to the settlement of the previously disclosed Louis Frey litigation. The cash flows from operating activities remained strong as evidenced by the fact that operating cash flows for the year ended December 31, 2007 represents 14.7% of revenue. Net cash flows generated from operating activities in 2007 have and will be used to pay for acquisitions and payment of our debt obligations. Our days sales outstanding improved to 50 days as of December 31, 2007, as compared to 51 days as of December 31, 2006.

Net cash provided by operating activities for the year ended December 31, 2006, primarily related to net income of $51.4 million, depreciation and amortization of $27.8 million, Louis Frey litigation charge of $14 million and an increase in accounts payable and accrued expenses of $14.9 million, net of acquisitions. The increase in accounts payable and accrued expenses was primarily due to the timing of tax payments and trade payables. These factors were offset by the growth in accounts receivable of $5.8 million, primarily related to increased sales during 2006. Our days sales outstanding remained consistent with 2005 at 51 days as of December 31, 2006.

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

Investing Activities

Net cash used in investing activities primarily related to acquisition of businesses, capital expenditures, and restricted cash. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $132.7 million, $62.2 million, and $22.4 million during the years ended December 31, 2007, 2006, and 2005, respectively. We incurred capital expenditures totaling $8.3 million, $7.4 million, and $5.2 million during the years ended December 31, 2007, 2006, and 2005, respectively. Our restricted cash out flow in 2006 of $8.4 million was due to the cash collateral of $7.5 million we posted to stay the execution of the Louis Frey judgment pending appeal and a $0.9 million escrow account established in connection with one of our acquisitions. Our restricted cash in flow of $7.9 million in 2007 related to the settlement of the Louis Frey litigation in the fourth quarter of 2007.

Financing Activities

Net cash provided by financing activities in 2007 primarily related to net borrowing of $22 million on our existing revolving credit facility and a $50 million borrowing from our term loan facility in order to facilitate the consummation of certain acquisitions. We used proceeds under the new Credit Agreement entered into in December of 2007 to prepay in full all principal and interest payable under the then existing Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005. The proceeds from this borrowing were offset by scheduled payments of $19.2 million on capital lease obligations and $7.7 million used to repurchase Company stock. Net cash used in 2006 primarily related to the net repayment of debt and capital leases of $37.8 million, offset by $2.1 million of proceeds from the exercise of stock options and the related excess tax benefit of $4.0 million. Net cash used in 2005 primarily related to the redemption of preferred units of $28.3 million and repayment of long term debt of $97.2 million and distributions to members of $8.2 million, offset by net proceeds from our initial public offering of $92.7 million, borrowings under long term debt agreements of $18 million and proceeds from the issuance of common stock under our Employee Stock Purchase Plan of $4 million.

Our cash position, working capital, and debt obligations as of December 31, 2005, 2006, and 2007 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto elsewhere in this report.

	December 31,
	2005	2006	2007

Cash and cash equivalents	$22,643	$11,642	$24,802
Working capital	$35,797	$21,150	$3,560

Borrowings from senior secured credit facilities	$230,423	$215,651	$297,000
Other debt obligations	43,389	57,494	93,267

Total debt obligations	$273,812	$273,145	$390,267

As discussed in “Quantitative and Qualitative Disclosure about Market Risk,” we had $390.3 million of total debt and capital leases outstanding as of December 31, 2007, of which $297 million was bearing interest at variable rates. A 1.0% change in interest rates on variable rate debt would have resulted in interest expense fluctuating by approximately $2.6 million during the year ended December 31, 2007.

We believe that our cash flow provided by operations will be adequate to cover the next twelve months working capital needs, debt service requirements, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt. Under the new Credit Agreement, we increased our revolving credit facility by $45 million.

We have a stock repurchase program, originally announced on December 6, 2007, that allows us to repurchase up to $150 million worth of shares. Pursuant to the stock repurchase program, during December of 2007, we repurchased 447,654 shares for $7.7 million, leaving $142.3 million remaining under the program. Current year repurchases were funded through cash flows from operations. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with our new Credit facility.

We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations, regarding a stand-alone acquisition. We expect to fund future acquisitions through cash flow provided by operations, additional borrowings, or the issuance of our equity. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.

To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are our most significant element of working capital. The decrease in working capital from 2006 was primarily due to borrowings of $22 million on our revolving credit facility used to finance a stand-alone acquisition in December of 2007.

Debt Obligations

Senior Secured Credit Facilities.  In December 2005, we entered into a Second Amended and Restated Credit and Guaranty Agreement (Second Amended and Restated Credit Agreement). The Second Amended and Restated Credit Agreement provided us a $310.6 million senior secured credit facility, comprised of a $280.6 million term loan facility and a $30 million revolving credit facility.

In July 2006, to finance an acquisition, we borrowed $30 million of the then available $50 million in our term loan facility. Subsequent to the borrowing, we entered into a First Amendment to Second Amended and Restated Credit and Guaranty Agreement (First Amendment) in order to facilitate the consummation of certain proposed acquisitions. The First Amendment provided us with a $30 million increase to its term loan facility, thus restoring availability of the term loan facility to $50 million.

On April 27, 2007 we entered into a Second Amendment to Second Amended and Restated Credit and Guaranty Agreement (Second Amendment) in order to facilitate the consummation of a certain acquisition. In conjunction with the Second Amendment we borrowed $50 million from our term loan facility.

Interest on borrowings under the revolving credit facility was at our option, one of two floating rates: (i) a Eurodollar rate plus a margin (Applicable Margin) that ranged from 2% to 2.75% per annum, depending on the Company’s Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement, or (ii) an Index Rate, as defined in the Second Amended and Restated Credit Agreement, plus the Applicable Margin. The revolving credit facility was also subject to a commitment fee equal to 0.50% of the average daily unused portion of such revolving facility. Borrowings under the term loan facility bore interest at either (i) a Eurodollar rate plus 1.75% per annum, or (ii) an Index Rate, plus .75% per annum. The Applicable Margin was determined by a grid based on the ratio of the consolidated indebtedness of us and our subsidiaries to the consolidated adjusted EBITDA (as defined in the Second Amended and Restated Credit Agreement) of us and our subsidiaries for the most recently ended four fiscal quarters and ranged between 2.00% and 2.75% for Eurodollar Rate loans and ranged between 1.00% and 1.75% for Index Rate Loans.

On December 6, 2007, we entered into a new Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the Credit Agreement in the amount of $289.4 million to prepay in full all principal and interest payable under the Second Amended and Restated Credit Agreement. As a result of this prepayment, we wrote off $0.9 million of deferred financing costs and recognized a $0.4 million expense resulting from the termination of an interest rate collar associated with the extinguishment of debt during the year ended December 31, 2007, which are included in loss in the extinguishment of debt on the consolidated income statement.

Loans to us under the Credit Agreement will bear interest, at our option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate will be determined based upon the leverage ratio for us (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default, all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.

The Credit Agreement contains covenants which, among other things, require us to maintain a minimum interest coverage ratio of 2.25%, minimum fixed charge coverage ratio of 1.10% and maximum leverage ratio of 3.0%. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under, and cross-default to other, material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by us of our obligations thereunder. Our Credit Agreement is secured by substantially all of the assets of the Company.

Term loans are amortized over the term with the final payment due on December 6, 2012. Amounts borrowed under the revolving credit facility must be repaid by December 6, 2012. Outstanding obligations under the Credit Agreement may be prepaid in whole or in part without premium or penalty.

As of December 31, 2006 and 2007, we had standby letters of credit aggregated to $4.1 million and $4.8 million, respectively. The standby letters of credit reduce our borrowing capacity under the revolving credit facility.

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under our senior secured credit facilities.

	As of December 31, 2006			As of December 31, 2007
		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate
	(Dollars in thousands)

Term facility	$215,651	$50,000	7.10%	$275,000	$67,998	6.93%
Revolving facility	—	25,945	9.00%	22,000	48,222	7.00%

	$215,651	$75,945		$297,000	$116,220

In addition, under the revolving facility, we are required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on our leverage ratio at the time. We may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit. Our Credit Agreement allows us to borrow under incremental term loans to the extent our senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50.

Seller Notes.  As of December 31, 2007, we had $38.1 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2008 and 2012. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

At December 31, 2006, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Our future contractual obligations as of December 31, 2007, by fiscal year are as follows:

	Years Ending December 31,
	2008	2009	2010	2011	2012	Thereafter
	(Dollars in thousands)

Debt obligations	$48,283	$31,103	$64,725	$73,639	$117,332	$—
Capital lease obligations	20,971	16,145	10,287	5,086	2,283	413
Interest on long term debt	21,837	18,056	14,425	9,915	4,273	8
Operating lease	31,887	24,892	18,499	11,950	8,055	18,672
FIN 48 liability(1)	—	—	—	—	—	—

Total	$122,978	$90,196	$107,936	$100,590	$131,943	$19,093

(1)	FIN 48 Liability. As a result of the adoption of FIN 48 we have a $1.1 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented above because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 6 — “Income Taxes” to our consolidated financial statements included in this report for additional discussion).

Operating Leases.  We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.

Contingent Transaction Consideration.  We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits or revenues in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2007, we estimate that we will be required to make additional cash payments of up to $8.8 million, in the aggregate, between 2008 and 2010. These additional cash payments are accounted for as goodwill when earned.

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

Stockholders’ Equity

Due to their tax attributes, certain members of Holdings have in the past elected to receive less than their proportionate share of distributions for such taxes as a result of a difference in the tax basis of their equity interest in Holdings. In accordance with the terms of the operating agreement of Holdings, we made a cash distribution of approximately $8.2 million to such members on February 9, 2005, with the completion of our initial public offering to bring their proportionate share of tax distributions equal to the other members. These distributions were not accrued at December 31, 2004, but became payable and were recorded immediately prior to our reorganization and the completion of our initial public offering on February 9, 2005. (See Note 11 — “Members’ Equity and Redeemable Preferred Units” to our consolidated financial statements included in this report for further details.)

Critical Accounting Policies

Our management prepares financial statements in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and other factors that we believe are reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements. We believe the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our consolidated financial statements to be the following: goodwill and other intangible assets; revenue recognition; allowance for doubtful accounts; and commitments and contingencies.

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

We have selected September 30 as the date on which we will perform our annual goodwill impairment test. Based on our valuation of goodwill, no impairment charges related to the write-down of goodwill were recognized for the years ended December 31, 2005, 2006 and 2007.

In connection with our acquisitions, we have applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over those fair values was recorded as goodwill and other intangible assets.

The additions to goodwill include the excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired adjustments to acquisition costs and certain earnout payments. (See Note 3 — “Acquisitions” to our consolidated financial statements included in this report.)

Other intangible assets that have finite useful lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete covenants, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to 20 years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates and trade names and non-compete covenants are amortized using the straight-line method.

Revenue Recognition

We apply the provisions of the Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition in Financial Statements.” In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.

We recognize revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup.

We have established contractual pricing for certain large national customer accounts (Premier Accounts). These contracts generally establish uniform pricing at all branches for Premier Accounts. Revenues earned from our Premier Accounts are recognized in the same manner as non-Premier Account revenues.

In conjunction with the acquisition of Imaging Technologies Services in April of 2007, we entered into an Autodesk Value Added Reseller. The Autodesk agreement enables us to market and sell certain Autodesk software products and maintenance service programs. In accordance with SAB 104 and EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent” revenue from sales of the third party maintenance service program is recognized at the time of sale on a net basis as we are not the primary obligor. Product sales are recorded at the time of sale on a gross basis when the SAB 104 revenue recognition criteria is met, as we act as a principal in the transaction and assume the risks and rewards of ownership.

In connection with our February 2008 sale of the Autodesk software reseller business acquired with Imaging Technologies Services, we terminated the Autodesk agreement.

Allowance for Doubtful Accounts

We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2005, 2006, and 2007, we recorded expenses of $1.2 million, $0.6 million, and $1.3 million, respectively, related to the allowance for trade receivables.

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

Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the Company prior to its initial public offering are not included in its SFAS 123R option pool. As a result, unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.

Total stock-based compensation for the years ended December 31, 2007 and 2006, on income before income taxes and net income was $3.5 million and $2.2 million, respectively. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the exercise of stock options, which were previously presented as operating cash inflows in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. (See Note 6 - “Income Taxes” to our consolidated financial statements included in this report for further discussion.)

On September 15, 2006, the FASB issued SFAS No. 157,“Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our future business combinations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.

As of December 31, 2007, we had $390.3 million of total debt and capital lease obligations, of which $297 million was bearing interest at variable rates approximating 6.9% on a weighted average basis. A 1.0% change in interest rates on our variable rate debt would have resulted in interest expense fluctuating by approximately $2.6 million during the year ended December 31, 2007.

On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012.

The Swap Transaction qualifies for hedge accounting under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, and we do not anticipate that changes in fair value will be subject to mark-to-market accounting through earnings.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2007, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and President, and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Company’s Chief Executive Officer and President, and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Chief Executive Officer and President, and the Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and President, and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2007. Management’s report is included with our Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

On April 27, 2007, the Company acquired Imaging Technologies Services (ITS). As permitted by the Securities and Exchange Commission, management has elected to exclude ITS from its December 31, 2007 assessment of and report on internal control over financial reporting. These operations constituted 1% and 4% of the Company’s total assets and consolidated revenues, respectively, as of and for the year ended December 31, 2007. Under the criteria used by the Company, this acquisition constitutes a change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting during the year ended December 31, 2007. There were no other significant changes to internal controls over financial reporting during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information regarding our executive officers is included in Part  I, Item 1, of this report under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by Item 10 is incorporated herein by reference to our Proxy Statement for our 2008 Annual Meeting of Stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2007 (Proxy Statement) and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the Proxy Statement.

Item 11.	Executive Compensation

The information required by Item 11 of Part III is incorporated herein by reference to the 2008 Proxy Statement and is set forth under “Executive Compensation and Related Information.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is incorporated herein by reference to the 2008 Proxy Statement and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Part III is incorporated herein by reference to the 2008 Proxy Statement and is set forth under “Certain Relationships and Related Transactions.”

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Part III is incorporated herein by reference to the 2008 Proxy Statement and is set forth under “Auditor Fees.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following documents are filed as part of this report:

(1) Financial Statements

The following consolidated financial statements are filed as part of this report:

Management’s Report on Internal Controls Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2007

Consolidated Statements of Income for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2006 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2006 and 2007

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Schedule II — Valuation and Qualifying Accounts

All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(3) Exhibits

The following exhibits are filed as part of this report.

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).
3.2	Amended and Restated Bylaws, adopted by Board January 28, 2005 (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-K filed on March 31, 2005).
4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).
10.1	Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005 by and among American Reprographics Company; American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 21, 2005).
10.2	First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated effective as of July 17, 2006, by and among American Reprographics Company L.L.C., a California limited liability company, American Reprographics Company, a Delaware corporation, certain financial institutions listed in the signature pages thereto, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Joint Bookrunner, JPMorgan Securities, Inc., as Joint Bookrunner, General Electric Capital Corporation, as Administrative Agent and as Collateral Agent and the Credit Support Parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Form 10-Q filed on August 14, 2006).

Number	Description

10.3	Second Amendment to Second Amended and Restated Credit and Guaranty Agreement dated as of April 27, 2007 by and among American Reprographics Company; American Reprographics Company, L.L.C.; American Reprographics Holdings, L.L.C.; certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, the lenders named therein, Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and sole syndication agent, and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on May 2, 2007).
10.4	American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ
10.5	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).ˆ
10.6	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Form 10-Q filed on August 9, 2007).ˆ
10.7	Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2005).ˆ
10.8	Form of American Reprographics Company Non-employee Directors — Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2005).ˆ
10.9	American Reprographics Company 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).ˆ
10.10	Amendment to American Reprographics Company 2005 Employee Stock Purchase Plan dated September 29, 2006 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 1, 2007).ˆ
10.11	Lease Agreement, dated November 19, 1997, between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.12	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on November 14, 2005).
10.13	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.14	Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.15	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed on November 14, 2005).
10.16	Lease Agreement, dated December 1, 1997, between American Reprographics Company, L.L.C. and Sumo Holdings Sacramento, LLC (Oakland Property) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.17	Lease Agreement between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.18	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on November 14, 2005).

Number	Description

10.19	Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.20	Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook, Inc., Tenant (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 14, 2005).
10.21	Second Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 1, 2006 by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook Inc., Tenant (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on March 1, 2007).
10.22	Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.23	Lease agreement dated November 19, 1997, between Dieterich-Post Company and Ford Graphics Group, L.L.C. (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on March 1, 2007).
10.24	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dieterich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.25	Investor Registration Rights Agreement, dated April 10, 2000, among American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P. and GS Mezzanine Partners II Offshore, L.P. (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).
10.26	First Amendment to Investor Registration Rights Agreement, among American Reprographics Holdings, L.L.C., American Reprographics Company, ARC Acquisition Co., L.L.C., CHS Associates IV, Ms. Paige Walsh, Mr. Chandramohan, Mr. Suriyakumar, GS Mezzanine Partners II, L.P., GS Mezzanine Partners II Offshore, L.P., Stone Street Fund 2000, L.P. and Bridge Street Special Opportunities Fund, 2000, L.P. (incorporated by reference to Exhibit 10.21 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).
10.27	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ
10.28	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ
10.29	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ
10.30	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ
10.31	First Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective November 18, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ
10.32	Second Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective March 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ
10.33	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on March 30, 2007).ˆ

Number	Description

10.34	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ
10.35	First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ
10.36	Second Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective March 17, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ
10.37	Third Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, dated July 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 1, 2007).ˆ
10.38	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on March 30, 2007).ˆ
10.39	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ
10.40	Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ
10.41	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).ˆ
10.42	First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).ˆ
10.43	Executive Employment Agreement between American Reprographics Company and Jonathan Mather dated November 29, 2006 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on November 30, 2006).ˆ
10.44	Indemnification Agreement made as of December 4, 2006 between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K filed on March 1, 2007).
10.45	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Sathiyamurthy Chandramohan (incorporated by reference to Exhibit 10.37 to the Registrant’s Form 10-K filed on March 31, 2005).
10.46	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Andrew W. Code (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 31, 2005).
10.47	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 31, 2005).
10.48	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Mark W. Legg (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 31, 2005).
10.49	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 31, 2005).
10.50	Indemnification Agreement made as of January 11, 2005 between American Reprographics Company and Edward D. Horowitz (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K filed on March 31, 2005).
10.51	Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K filed on March 31, 2005).

Number	Description

10.52	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K filed on March 31, 2005).
10.53	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).
10.54	Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K filed on March 16, 2006).
10.55	Indemnification Agreement made as of May 22, 2006, between American Reprographics Company and Eriberto R. Scocimara (incorporated by reference to Exhibit 10.61 to the Form 10-K filed on March 1, 2007).
10.56	Consulting Agreement dated February 28, 2007 between American Reprographics Company, L.L.C. and Legg Consulting L.L.C. (incorporated by reference to Exhibit 10.62 to the Form 10-K filed on March 1, 2007).
10.57	Credit and Guaranty Agreement dated as of December 6, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., as guarantor, JPMorgan Chase Bank, N.A., as administrative agent and collateral agents, J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as joint bookrunners and joint lead arrangers, and Wachovia Bank, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 7, 2007).
10.58	Security Agreement dated as of December 6, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., the other Grantors party thereto and JPMorgan Chase Bank, N.A. as collateral agent.*
10.59	ISDA Master Agreement dated as of December 19, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., and Wells Fargo Bank N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 26, 2007).
10.60	2007 Bonus Plan, dated February 20, 2007, between American Reprographics Company and Jonathan Mather.*ˆ
21.1	List of Subsidiaries.*
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*
31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

ˆ	Indicates management contract or compensatory plan or agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
President
Chief Executive Officer

Date: February 27, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2008.

Signature	Title

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	President, Chief Executive Officer

/s/ SATHIYAMURTHY CHANDRAMOHAN Sathiyamurthy Chandramohan	Chairman of the Board of Directors

/s/ JONATHAN R. MATHER Jonathan R. Mather	Chief Financial Officer and Secretary

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director

/s/ MARK W. MEALY Mark W. Mealy	Director

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and President, and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework, management has concluded that internal control over financial reporting was effective as of December 31, 2007.

Management has excluded Imaging Technologies Services (ITS) from its assessment of internal control over financial reporting as of December 31, 2007, because it was acquired by the Company in a purchase business combination during 2007. ITS is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007. Management’s conclusion in this report regarding the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 does not include the internal control over financial reporting of ITS.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of American Reprographics Company:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Reprographics Company at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 15(a)(1) . Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Imaging Technologies Services (“ITS”) from its assessment of internal control over financial reporting as of December 31, 2007 because it was acquired by the Company in a purchase business combination during 2007. We have also excluded ITS from our audit of internal control over financial reporting. ITS is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/  PricewaterhouseCoopers LLP

Los Angeles, California
February 26, 2008

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2007
	(Dollars in thousands, except per share data)

ASSETS
Current assets:
Cash and cash equivalents	$11,642	$24,802
Restricted cash	8,491	937
Accounts receivable, net of allowances of $4,344 and $5,092 at December 31, 2006 and December 31, 2007, respectively	85,277	97,934
Inventories, net	7,899	11,233
Deferred income taxes	10,963	5,791
Prepaid expenses and other current assets	6,796	10,234

Total current assets	131,068	150,931
Property and equipment, net	60,138	84,634
Goodwill	291,290	382,519
Other intangible assets, net	50,971	86,349
Deferred financing costs, net	895	5,170
Deferred income taxes	11,245	10,710
Other assets	1,974	2,298

Total assets	$547,581	$722,611

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,447	$35,659
Accrued payroll and payroll-related expenses	15,666	19,293
Accrued expenses	25,810	23,165
Accrued litigation charge	13,947	—
Current portion of long-term debt and capital leases	21,048	69,254

Total current liabilities	109,918	147,371
Long-term debt and capital leases	252,097	321,013
Other long-term liabilities	1,322	2,576

Total liabilities	363,337	470,960

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,346,099 and 45,561,773 shares issued and outstanding	45	46
Additional paid-in capital	75,465	81,153
Deferred stock-based compensation	(1,224)	(673)
Retained earnings	109,955	179,092
Accumulated other comprehensive income	3	(258)

	184,244	259,360
Less cost of common stock in treasury, 447,654 shares in 2007		7,709

Total stockholders’ equity	184,244	251,651

Total liabilities and stockholders’ equity	$547,581	$722,611

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands, except per share data)

Reprographics services	$369,123	$438,375	$513,630
Facilities management	83,125	100,158	113,848
Equipment and supplies sales	41,956	53,305	60,876

Total net sales	494,204	591,838	688,354
Cost of sales	289,580	337,509	401,317

Gross profit	204,624	254,329	287,037
Selling, general and administrative expenses	112,679	131,743	143,811
Litigation reserve (gain)	—	11,262	(2,897)
Amortization of intangible assets	2,120	5,055	9,083

Income from operations	89,825	106,269	137,040
Other income (expense), net	381	299	—
Interest expense, net	26,722	23,192	24,373
Loss on early extinguishment of debt	9,344	—	1,327

Income before income tax (benefit) provision	54,140	83,376	111,340
Income tax (benefit) provision	(6,336)	31,982	42,203

Net income	60,476	51,394	69,137

Net income attributable to common shares:
Basic	$1.43	$1.14	$1.52

Diluted	$1.40	$1.13	$1.51

Weighted average common shares outstanding:
Basic	42,264,001	45,014,786	45,421,498
Diluted	43,178,001	45,594,950	45,829,010

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

									Accumulated
		Common Stock		Additional			Other	Common	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stock in	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	Income	Treasury	Equity
	(Dollars in thousands)

Balance at December 31, 2004	$(32,688)	—	$—	$—	$(2,527)	$—	$206	$—	$(35,009)
Amortization of deferred stock-based compensation for the period from January 1 to February 9, 2005	—	—	—	—	61	—	—	—	61
Comprehensive income for the period January 1 to February 9, 2005:
Net Income	1,914	—	—	—	—	—	—	—	1,914
Fair value adjustment of derivatives							195	—	195

Comprehensive income									2,109
Distributions to members	(8,244)	—	—	—	—	—	—	—	(8,244)
Reorganization from LLC to “C” Corporation	39,018	35,510,011	35	(39,053)	—	—	—	—	—
Issuance of common stock in initial public offering, net of underwriting discounts	—	7,666,667	8	92,682	—	—	—	—	92,690
Issuance of common stock in exchange for warrants exercised upon initial public offering	—	754,476	1	—	—	—	—	—	1
Direct costs of initial public offering	—	—	—	(3,916)	—	—	—	—	(3,916)
Amortization of deferred stock-based compensation for the period from February 10 to December 31, 2005	—	—	—	—	563	—	—	—	563
Issuance of common stock under Employee Stock Purchase Plan	—	362,061	—	4,000	—	—	—	—	4,000
Stock options exercised	—	305,600	—	1,536	—	—	—	—	1,536
Tax benefit from exercise of stock options	—	—	—	1,576	—	—	—	—	1,576
Comprehensive income for the period from February 10, to December 31, 2005:
Net income	—	—	—	—	—	58,561	—	—	58,561
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	—	(359)	—	(359)

Comprehensive income									58,202

Balance at December 31, 2005	—	44,598,815	44	56,825	(1,903)	58,561	42	—	113,569
Stock-based compensation		28,253		1,536	679				2,215
Issuance of common stock under Employee Stock Purchase Plan		9,032		290					290
Issuance of common stock in connection with accrued bonuses		80,652		2,160					2,160
Issuance of common stock in connection with acquisitions		246,277		8,500					8,500
Stock options exercised		383,070	1	2,103					2,104
Net Tax benefit from exercise of stock options				4,051					4,051
Comprehensive income Net income						51,394			51,394
Foreign Currency Translation							62	—	62
Fair value adjustment of derivatives, net of tax effects							(101)	—	(101)

Comprehensive income									51,355

Balance at December 31, 2006	—	45,346,099	45	75,465	(1,224)	109,955	3	—	184,244
Stock-based compensation		41,524		2,917	551				3,468
Issuance of common stock under Employee Stock Purchase Plan		4,600		100					100
Stock options exercised		169,550	1	1,108					1,109
Net Tax benefit from exercise of stock options				1,563					1,563
Comprehensive income Net income						69,137			69,137
Foreign Currency Translation							676		676
Fair value adjustment of derivatives, net of tax effects							(937)		(937)

Comprehensive income									68,876
Purchase of 447,654 treasury shares								(7,709)	(7,709)

Balance at December 31, 2007	$—	45,561,773	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$251,651

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2005	2006	2007
	(Dollars in thousands,
	except per share data)

Cash flows from operating activities
Net income	$60,476	$51,394	$69,137
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of yield on redeemable preferred member units	449	—	—
Depreciation	17,045	22,694	30,362
Amortization of intangible assets	2,120	5,055	9,083
Amortization of deferred financing costs	1,660	364	515
Stock-based compensation	624	2,115	3,469
Litigation charge (gain)	—	13,947	(3,315)
Excess tax benefit related to stock options exercised	—	(4,051)	(1,563)
Deferred income taxes	(24,815)	(3,934)	5,318
Write-off of deferred financing costs and interest rate collar	7,089	208	1,327
Other non-cash items, net	859	324	909
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(3,964)	(5,769)	(446)
Inventory	754	949	694
Prepaid expenses and other assets	433	(5)	44
Litigation settlement payment	—	—	(10,500)
Accounts payable and accrued expenses	(6,082)	14,963	(3,648)

Net cash provided by operating activities	56,648	98,354	101,386

Cash flows from investing activities
Capital expenditures	(5,237)	(7,391)	(8,303)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(22,380)	(62,225)	(132,739)
Restricted cash	—	(8,360)	7,911
Other	70	488	443

Net cash used in investing activities	(27,547)	(77,488)	(132,688)

Cash flows from financing activities
Proceeds from initial public offering, net of underwriting discounts	92,690	—	—
Proceeds from stock option exercises	1,536	2,103	1,108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4,000	290	100
Treasury stock repurchase	—	—	(7,709)
Direct costs of initial public offering	(1,487)	—	—
Excess tax benefit related to stock options exercised	—	4,051	1,563
Redemption of preferred member units	(28,263)	—	—
Proceeds from borrowings under long-term debt agreements	157,500	30,000	325,000
Payments on long-term debt agreements and capital leases	(241,712)	(62,767)	(292,685)
Net borrowings (repayments) under revolving credit facility	5,000	(5,000)	22,000
Payment of loan fees	(1,304)	(544)	(5,024)
Member distributions and redemptions	(8,244)	—	—

Net cash (used in) provided by financing activities	(20,284)	(31,867)	44,353

Effect of foreign currency translation on cash balances	—	—	109

Net change in cash and cash equivalents	8,817	(11,001)	13,160

Cash and cash equivalents at beginning of period	13,826	22,643	11,642

Cash and cash equivalents at end of period	$22,643	$11,642	$24,802

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$28,508	$19,581	$27,728

Income taxes	$21,323	$22,571	$41,840

Noncash investing and financing activities:
Capital lease obligations incurred	$19,403	$22,477	$35,263
Issuance of subordinated notes in connection with the acquisition of businesses	$10,293	$13,086	$23,758
Accrued liabilities in connection with the acquisition of businesses	$—	$4,300	$570
Accrued liabilities in connection with deferred financing fees	$—	$—	$663
Stock issued for acquisition	$—	$8,500	$—
Change in fair value of derivatives	$(164)	$(101)	$(937)
Issuance of common stock in connection with settlement of accrued bonuses	$—	$2,160	$—

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

Reclassifications

The Company reclassified certain amounts in the 2005 and 2006 financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statements of Income as previously reported. The reclassification in the balance sheet was to reclass the FIN 48 liabilities to other long term liabilities. The reclassification on the cash flow statement consisted of identifying net borrowings (repayments) under the revolving credit facility separately from borrowing and repayments under long term debt agreements.

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

Restricted Cash

In order to stay the execution of the Louis Frey judgment pending appeal (refer to Footnote 7 for further information regarding the Louis Frey case), the Company posted a bond in the United States Bankruptcy Court, South District of New York, collateralized by $7,500 in cash which is recorded as restricted cash on the December 31, 2006 Balance Sheet. As a result of the settlement of the Louis Frey case during the fourth quarter of 2007, the cash was returned to the Company. The total restricted cash at December 31, 2006 and 2007 also includes $900 and $937, respectively, in an escrow account established in connection with the acquisition of a business.

Concentrations of Credit Risk and Significant Vendors

Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during the years ended December 31, 2005, 2006 and 2007.

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2005, 2006, and 2007 the Company recorded expenses of $1,241, $599 and $1,315, respectively, related to the allowance for doubtful accounts.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2005, 2006 and 2007 comprised approximately 48%, 49%, and 47% respectively, of the Company’s total purchases of inventory and supplies.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventories primarily consist of reprographics materials for use and resale and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of goods sold. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2006 and 2007, the reserves for inventory obsolescence amounted to $527 and $757, respectively.

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

The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are amortized on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4) includes $4,002 and $3,469 of capitalized software development costs as of December 31, 2006 and 2007, respectively, net of accumulated amortization of $9,214 and $10,983 as of December 31, 2006 and 2007, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $2,214, $2,362 and $1,769 during the years ended December 31, 2005, 2006 and 2007, respectively.

In August 2002, the Company decided to license internally developed software for use by third party reprographics companies. In accordance with SOP 98-1, the Company applies the net revenues from certain of its software licensing activity to reduce the carrying amount of the capitalized software costs. Software licensing revenues which have been offset against the carrying amount of capitalized software costs amounted to $232, $142 and $114 during the years ended December 31, 2005, 2006 and 2007, respectively.

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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Other Intangible Assets

The Company applies SFAS 142, “Goodwill and Other Intangible Assets” and performs an annual impairment test. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth of the Company’s business, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

The Company has selected September 30 as the date on which it will perform its annual goodwill impairment test. Based on the Company’s valuation of goodwill, no impairment charges related to goodwill were recognized for the years ended December 31, 2005, 2006 and 2007.

In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.

The changes in the carrying amount of goodwill from December 31, 2006 through December 31, 2007 are summarized as follows:

Goodwill

Balance at December 31, 2006	$291,290
Additions	90,790
Translation adjustment	439

Balance at December 31, 2007	$382,519

The additions to goodwill include the excess purchase price over fair value of net tangible assets and identifiable intangible assets acquired, adjustments to acquisition costs and certain earnout payments. See Note 3.

Other intangible assets that have finite lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete agreements, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and non-compete agreements and trade names are amortized using the straight-line method, consistent with the Company’s intent to continue to utilize acquired trade names in the future.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the Company’s preliminary estimate of other intangible assets resulting from business acquisitions at December 31, 2006 and December 31, 2007, which continue to be amortized:

	December 31, 2006			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)

Amortizable other intangible assets:
Customer relationships	$55,685	$10,799	$44,886	$87,045	$19,098	$67,947
Trade names and trademarks	5,886	566	5,320	18,359	848	17,511
Non-Compete Agreements	1,025	260	765	1,278	387	891

	$62,596	$11,625	$50,971	$106,682	$20,333	$86,349

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next five fiscal years, and thereafter are as follows:

2008	$11,261
2009	9,900
2010	8,787
2011	7,958
2012	7,160
Thereafter	41,283

$86,349

Deferred Financing Costs

Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized on a straight line basis over the term of the related indebtedness, which approximates the effective interest method. At December 31, 2006 and 2007, the Company has deferred financing costs of $895 and $5,170, respectively, net of accumulated amortization of $371 and $84, respectively.

In December 2005, the Company wrote off $5,407 of its remaining deferred financing costs as a result of the refinancing of the Company’s credit facilities on December 21, 2005. The total write off for 2005 was $7,089. During 2006, the Company wrote off $208 of deferred financing costs due to the early pay down of debt. In December 2007, the Company wrote off $876 of deferred financing costs due to the extinguishment, in full, of its Second Amended and Restated Credit and Guaranty Agreement. The total write off for 2007 was $1,327, including the termination of the interest rate collar. The Company added $5,254 of deferred financing costs related to its new Credit Agreement dated December 6, 2007.

Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivative financial instruments, such as its interest rate swap contracts and interest rate collar agreements, as either assets or liabilities in the consolidated financial statements at fair value.

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

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2006, the Company entered into an interest rate collar agreement which became effective on December 23, 2006, and had a fixed notional amount of $76.7 million until December 23, 2007, then decreased to $67.0 million until termination of the collar on December 23, 2008. The interest rate collar had a cap strike three month LIBO rate of 5.50% and a floor strike three month LIBO rate of 4.70%. Because the collar agreement was designated and qualified as a cash flow hedge under SFAS No. 133, the Company recorded the negative fair value of $97 for this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheet with a corresponding adjustment of $58, net of $39 in taxes to accumulated other comprehensive income (loss) as of and for the year ended December 31, 2006. In conjunction with the Company entering into a new credit facility in December of 2007, the Company terminated the interest rate collar and recognized an expense of $429 which is included in Loss on early extinguishment of debt on the consolidated statement of income.

In December 2007, the Company entered into an interest rate swap transaction (Swap Transaction) in order to hedge the floating interest rate risk on the Company’s variable rate debt. Under the terms of the Swap Transaction, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty is obligated to make quarterly floating rate payments to the Company based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012.

The Swap Transaction has been designated and qualifies as a cash flow hedge under SFAS No. 133, and the Company has recorded the negative fair value of $1,607 in accrued expenses in the Company’s consolidated balance sheet with a corresponding adjustment of $996, net of $611 taxes to accumulated other cumulative income for the year ended December 31, 2007. The Company does not expect to reclassify any amounts from comprehensive income to earnings within the next 12 months.

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

Interest rate hedge agreements:  The fair values of the interest rate swap and collar agreements, as previously disclosed, are the amounts at which they could be settled based on market rates at December 31, 2006 and 2007, respectively.

Self-Insurance Liability

The Company is self-insured for a significant portion of its risks and associated liabilities with respect to workers’ compensation. The accrued liabilities associated with this program are based on the Company’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to the Company (“IBNR Claims”) as of the balance sheet date. The Company’s estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with the Company’s judgments

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and the Company’s claims settlement practices.

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

Included in revenues are fees charged to customers for shipping, handling and delivery services. Such revenues amounted to $29,553, $36,824, and $41,437 for the years ended December 31, 2005, 2006, and 2007 respectively.

Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2005, 2006 and 2007.

In conjunction with the acquisition of Imaging Technologies Services in April of 2007, the Company acquired the rights to be an Autodesk Value Added Reseller. The Autodesk agreement enables the Company to market and sell certain Autodesk software products and maintenance service programs. In accordance with SAB 104 and EITF 99-19 “ Reporting Revenue Gross as a Principal versus Net as an Agent” revenue from sales of the third party maintenance service program is recognized at the time of sale on a net basis as the Company is not the primary obligor. Product sales are recorded at the time of sale on a gross basis when the SAB 104 revenue recognition criteria are met, as the Company acts as a principal in the transaction and assumes the risks and rewards of ownership. The net sales of these third party software products and maintenance programs were recorded under reprographics revenue and represented less than 0.4% of total revenue for the year ended December 31, 2007.

Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income

The Company’s comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the years ended December 31, 2006 and 2007 are as follows:

	Year Ended
	December 31,
	2006	2007

Net income	$51,394	$69,137
Foreign currency translation adjustments	62	676
Decrease in fair value of financial derivative instruments, net of tax effects	(101)	(937)

Comprehensive income	$51,355	$68,876

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the average currency rate for the fiscal year.

Segment and Geographic Reporting

The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, classes of customers, production processes and performance objectives, the Company is deemed to operate as a single reportable segment.

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States, which consist primarily of Canadian operations, have been minimal amounting to $2,768, $7,709, and $13,246 for the years ending December 31, 2005, 2006, and 2007, respectively.

The following summary presents the Company’s revenues for each of the Company’s significant products and service lines:

	Year Ended December 31,
	2005	2006	2007

Reprographics services	$367,517	$436,140	$511,144
Facilities management	83,125	100,158	113,848
Equipment and supplies sales	41,956	53,305	60,876
Software licenses and membership fees	1,606	2,235	2,486

Total	$494,204	$591,838	$688,354

Advertising and Shipping and Handling Costs

Advertising costs are expensed as incurred and approximated $2,773, $3,649, and $3,641 during the years ended December 31, 2005, 2006 and 2007, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

The Company accounts for income taxes under an asset and liability approach. The objective is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax liabilities or assets reflect temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. Additionally, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. As of December 31, 2007, the Company believes that all its deferred tax assets are recoverable.

The Company calculates current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed income tax returns are recorded when identified in the subsequent year. The Company’s effective income tax rate differs from the statutory tax rate primarily due to state income taxes, the Domestic Production Activities Deduction, and nondeductible items. The amount of income taxes the Company pays is subject to audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters.

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

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the Company prior to its initial public offering are not included in its SFAS 123R option pool. As a result unless subsequently modified, repurchased or canceled, such unvested options will not be included in stock-based compensation. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption FSP FAS 123(R-3) the Company used the “shortcut method” for determining the historical windfall tax benefit.

Total stock-based compensation for the years ended December 31, 2006 and 2007, on income before income taxes and net income was $2.2 million and $3.5 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exercise of stock options, which were previously presented as operating cash inflows in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.

Had compensation cost for the Company’s option grants been determined based on their fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company’s net income per common share for the year ended December 31, 2005 would have been decreased to the adjusted pro forma amounts indicated below:

Year Ended
December 31,
2005

Net income attributed to common shares
As reported	$60,476
Equity-based employee compensation cost included in as reported net income	624
Equity-based employee compensation cost that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(953)

Adjusted	$60,147

Basic earnings per common share:
As reported	$1.43
Equity-based employee compensation cost, net of related tax effects, included in as reported net income attributed to common shares	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.02)

Adjusted	$1.42

Diluted earnings per common share:
As reported	$1.40
Equity-based employee compensation cost, net of related tax effects, included in as reported net income attributed to common shares	0.01
Equity-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income attributed to common shares if the fair value method had been applied	(0.02)

Adjusted	$1.39

Adjusted disclosure for the years ended December 31, 2006 and 2007, are not presented because the amounts are recognized in the consolidated financial statements.

For purposes of computing the pro forma disclosures required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: dividend yield of 0%; expected volatility of 28.3%; risk-free interest rate of 3.8%; and an expected life of 6.0 years.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2005, 2006 and 2007, was $8.45, $10.56, and $11.85 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the year ended December 31, 2006 and 2007:

	Year Ended
	December 31,
	2006	2007

Weighted average assumptions used:
Risk free interest rate	4.77%	4.51%
Expected volatility	25.99%	25.28%
Expected dividend yield	0.00%	0.00%

The expected option term of 6.00 years for options vesting over a 3 year period, 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in Staff Accounting Bulletin (“SAB”) 107, were used for options granted during fiscal year 2006 and 2007.

For fiscal year 2006 and 2007, expected stock price volatility is based on a combined weighted average expected stock price volatility of three publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. Until such time that the Company has enough historical data, it will continue to rely on peer companies’ volatility and will ensure that the selected peer companies are still appropriate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 3.75% based on the Company’s historical forfeiture rate. The Company reviews its forfeiture rate at least on an annual basis.

Research and Development Expenses

Research and development activities relate to costs associated with the design and testing of new technology or enhancements to existing technology and are expensed as incurred. In total, research and development amounted to $3,027, $3,684 and $5,468 during the fiscal years ended December 31, 2005, 2006 and 2007, respectively.

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

Earnings Per Share

The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 179,985 and 1,218,485 common stock options excluded for anti-dilutive effects for the year ended December 31, 2006 and 2007, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s 2005 Stock Plan as well as warrants to purchase common shares issued during 2000 to certain creditors of the Company as discussed further in Note 11.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Basic and diluted earnings per common share were calculated using the following options for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007

Weighted average common shares outstanding during the period — basic	42,264,001	45,014,786	45,421,498
Effect of dilutive stock options	833,579	580,164	407,512
Effect of dilutive warrants	80,421	—	—

Weighted average common shares outstanding during the period — diluted	43,178,001	45,594,950	45,829,010

Recent Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48 (FIN 48) “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109”. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provision of this interpretation effective January 1, 2007. The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations. See Note 6, Income Taxes, for further discussion.

On September 15, 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007, or fiscal year 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning January 1, 2008 for the Company. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations”, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008, or fiscal year 2009 for the Company. We are currently evaluating the impact SFAS 141R will have on our future business combinations.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	ACQUISITIONS

During 2005, the Company acquired the assets and liabilities of 14 reprographics companies in the United States. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $32,080, for which the Company paid $21,786 in cash and issued $10,293 of notes payable to the former owners of the acquired companies.

During 2006, the Company acquired the assets and liabilities of 16 reprographics companies of which 13 were in the United States and 3 were in Canada. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $87,680, for which the Company paid $61,794 in cash, accrued $4,300 for additional cash payments, issued common stock valued at $8,500, and issued $13,086 of notes payable to the former owners of the acquired companies.

During 2007, the Company acquired the assets and liabilities of 19 reprographics companies of which 17 were in the United States and 2 were in Canada. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $146,301, for which the Company paid $122,543 in cash and issued $23,758 of notes payable to the former owners of the acquired companies.

The results of operations of the companies acquired during the years ended December 31, 2005, 2006 and 2007 have been included in the consolidated financial statements from their respective dates of acquisition. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill. For U.S. income tax purposes, $21,069, $60,763, and $114,474 of goodwill and intangibles resulting from acquisitions completed during the years ended December 31, 2005, 2006 and 2007, respectively, are amortized over a 15-year period. None of the Company’s acquisitions were related or contingent upon any other acquisitions.

The assets and liabilities of the entities acquired during each period are as follows:

	December 31,
	2006	2007

Purchase price	$87,680	$146,301

Cash and cash equivalents	841	1,195
Accounts receivable	9,466	13,198
Property and equipment	7,638	11,908
Inventories	2,173	4,112
Other assets	1,459	910

Total assets	21,577	31,323
Accounts payable and other liabilities	9,766	8,984
Debt and capital leases	1,552	3,145

Net assets acquired	10,259	19,194

Excess purchase price over net tangible assets acquired	$77,421	$127,107

Intangible assets:
Customer relationships	$29,603	$31,361
Trade names	3,005	12,472
Non-compete agreements	1,025	656
Goodwill	43,788	82,618

	$77,421	$127,107

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Customer relationships and trade names acquired are amortized over their estimated useful lives of thirteen (weighted average) and twenty years using accelerated (based on customer attrition rates) and straight-line methods, respectively. The non-compete agreements are amortized over their weighted average term on a straight-line basis.

The following summary presents the Company’s unaudited pro forma results, as if the acquisitions had been completed at the beginning of the year of acquisition and the prior year, hence the 2005 information presented below does not include the impact of the 2007 acquisitions:

	Year Ended December 31,
	2005	2006	2007

Net sales	$604,797	$756,693	$759,060
Net income	$76,118	$57,340	$71,914
Earnings per share — basic	$1.80	$1.27	$1.58
Earnings per share — diluted	$1.76	$1.26	$1.57

The above pro forma information is presented for comparative purposes only and is not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.

Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. Earnout Payments are recorded as additional goodwill when earned and are to be paid annually in cash. Accrued expenses in the accompanying consolidated balance sheets include $791 and $570 of Earnout Payments payable as of December 31, 2006 and 2007, respectively, to former owners of acquired companies based on the earnings or revenues of acquired entities. The increase to goodwill as of December 31, 2006 and 2007 as a result of the Earnout Payments was $2,063 and $7,776, respectively.

The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2007 is approximately $8,800.

The Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities. The net increase to goodwill as of December 31, 2006 and 2007 as a result of purchase price adjustments was $1,174 and $396, respectively.

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2006	2007

Machinery and equipment	$148,825	$191,675
Buildings and leasehold improvements	21,168	22,902
Furniture and fixtures	5,676	6,023

	175,669	220,600
Less accumulated depreciation and amortization	(115,531)	(135,966)

	$60,138	$84,634

Depreciation expense was $17,045, $22,694, and $30,363 for the years ended December 31, 2005, 2006, and 2007, respectively.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2006	2007
	(Dollars in thousands)

Borrowings from Revolving Credit Facility; variable interest payable quarterly (weighted average 7.2% interest rate at December 31, 2007); any unpaid principal and interest due December 6, 2012	$—	$22,000
Borrowings from Term Loan Credit Facility; variable interest payable quarterly (weighted average 7.1% and 6.9% interest rate at December 31, 2006 and December 31, 2007); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	215,651	275,000

Various subordinated notes payable; interest ranging from 5% to 7.1%; principal and interest payable monthly through June 2012	20,103	38,082
Various capital leases; weighted average interest rate 9.47% and 8.81% at December 31, 2006 and 2007, respectively; principal and interest payable monthly through June 2013	37,391	55,185

	273,145	390,267
Less current portion	(21,048)	(69,254)

	$252,097	$321,013

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

Except as described above, all other material terms and conditions, including the maturity dates of the Company’s then existing senior secured credit facilities, remained unchanged.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 27, 2007 the Company entered into a Second Amendment to Second Amended and Restated Credit and Guaranty Agreement (Second Amendment) in order to facilitate the consummation of a certain acquisition. In conjunction with the Second Amendment the Company borrowed $50 million from its term loan facility.

Interest on borrowings under the Second Amended and Restated Credit Agreement was at either (i) a Eurodollar rate plus a margin (the Applicable Margin) that ranges from 2% to 2.75% per annum, depending on the Company’s Leverage Ratio, as defined in the Second Amended and Restated Credit Agreement, or (ii) an Index Rate, as defined in the Second Amended and Restated Credit Agreement, plus the Applicable Margin. The first priority revolving credit facility was also subject to a commitment fee equal to 0.50% of the average daily unused portion of such revolving facility. Borrowings under the first priority term loan facility bore interest at either (i) a Eurodollar rate plus 1.75% per annum, or (ii) an Index Rate plus .75% per annum.

Borrowings under the Second Amended and Restated Credit Agreement were secured by substantially all of the assets of the Company. The Second Amended and Restated Credit Agreement also contained restrictive covenants which, among other things, provided limitations on capital expenditures, restrictions on indebtedness and distributions to stockholders. The Company was required to meet debt covenants based on certain financial ratio thresholds, as follows : (i) Interest Coverage Ratio not lower than 2.0, Fixed Charge Coverage Ratio not lower than 1.10, and Leverage Ratio not higher than 3.50 (all as defined in the Second Amended and Restated Credit Agreement).

On December 6, 2007, the Company entered into a new Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. The Company used proceeds under the Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the Second Amended and Restated Credit and Guaranty Agreement.

Loans to the Company under the Credit Agreement will bear interest, at the Company’s option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate will be determined based upon the leverage ratio for the Company (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.

The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum interest coverage ratio of 2.25%, minimum fixed charge coverage ratio of 1.10%, and maximum leverage ratio of 3.0%. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Credit Agreement is secured by substantially all of the assets of the Company.

In addition, under the revolving facility, the Company is required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on our leverage ratio at the time. The Company may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit. The Credit Agreement allows us to borrow Incremental Term Loans to the extent our senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006 and 2007, standby letters of credit aggregated to $4.1 million and $4.8 million, respectively. The standby letters of credit and borrowings under the revolving credit facility reduced the Company’s borrowing availability under the revolving credit facility to $25.9 million and $48.2 million as of December 31, 2006 and 2007, respectively.

Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2007 are as follows:

	Long-Term Debt	Capital Lease Obligations

Year ending December 31:
2008	$48,283	$20,971
2009	31,103	16,145
2010	64,725	10,287
2011	73,639	5,086
2012	117,332	2,283
Thereafter	—	413

	$335,082	$55,185

6.	INCOME TAXES

As discussed in Note 1, the Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of the reorganization to a Delaware corporation, our total earnings are subject to federal, state and local income taxes.

Prior to the reorganization, a portion of the Company’s business was operated as a limited liability company (LLC), taxed as a partnership. As a result, the members of the LLC paid the income tax on the earnings, not the LLC. Accordingly, no income taxes were provided on these earnings in 2005. The LLC had book income of $384 for 2005.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table includes the consolidated income tax provision or (benefit) for federal, state, and local income taxes related to our total earnings for 2006 and 2007, and for that portion of the Company’s business operating within corporations for 2005:

	Year Ended December 31,
	2005	2006	2007

Current:
Federal	$14,401	$29,318	$30,362
State	4,078	6,598	6,156
Foreign	—	—	367

	18,479	35,916	36,885
Deferred:
Federal	(21,713)	(3,059)	3,910
State	(3,102)	(875)	1,376
Foreign	—	—	32

	(24,815)	(3,934)	5,318

Income tax (benefit) provision	(6,336)	31,982	42,203
Deferred income tax benefit as a result of the Reorganization	27,701	—	—

Income tax provision excluding effects of Reorganization	$21,365	$31,982	$42,203

The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2006	2007

Current portion of deferred tax assets (liabilities):
Financial statement accruals not currently deductible	$9,518	$4,472
State taxes	1,445	1,319

Net current deferred tax assets	10,963	5,791

Non-current portion of deferred tax assets and (liabilities):
Excess of income tax basis over net book value of intangible assets	27,223	24,227
Excess of income tax basis over net book value of property, plant and equipment	4,747	7,141
Stock-based compensation	836	1,697
Excess of net book value over income tax basis of intangible assets	(21,561)	(22,355)

Net non-current deferred tax assets	11,245	10,710

Net deferred tax assets	$22,208	$16,501

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2005	2006	2007

Statutory federal income tax rate	35%	35%	35%
State taxes	5	4	5
Non-deductible expenses and other	(1)	—	1
Domestic Production Activities Deduction tax benefit	—	—	(2)
Non-recurring income tax benefit due to reorganization	(51)	—	—
Discrete item	—	(1)	(1)

Effective income tax rate	(12)%	38%	38%

Non-deductible other items include meals and entertainment, certain acquisition costs and other items that, individually, are not significant. The discrete item in 2006 is due to the release of a tax reserve for a prior year as the statute of limitations had closed. The discrete item in 2007 is due to the 2006 Domestic Production Activities Deduction.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the fourth quarter of 2007 that is anticipated to be completed by the end of 2008. As of December 31, 2007, the IRS has not proposed any adjustments to the Company.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company did not recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

Balance at January 1, 2007	$897
Additions based on tax positions related to the current year	379
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(176)

Balance at December 31, 2007	$1,100

All of the unrecognized tax benefits, reflected above, would affect the Company’s effective tax rate, if recognized.

The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $73 is included in the FIN 48 liability on the Company’s balance sheet at December 31, 2007.

7.	COMMITMENTS AND CONTINGENCIES

The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2007:

	Third	Related
	Party	Party	Total

Year ending December 31:
2008	$30,301	$1,586	$31,887
2009	23,380	1,512	24,892
2010	17,121	1,378	18,499
2011	10,837	1,113	11,950
2012	7,118	937	8,055
Thereafter	17,965	707	18,672

	$106,722	$7,233	$113,955

Total rent expense under operating leases, including month-to-month rentals, amounted to $36,965, $36,712, and $36,185 during the years ended December 31, 2005, 2006 and 2007, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.

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

On November 8, 2007, the United States Bankruptcy Court, Southern District of New York, granted a motion approving settlement of the previously-disclosed Louis Frey litigation. The judgment entered in that litigation in 2006 awarded damages to plaintiff in the principal amount of $11.1 million, $0.2 million in preference claims, and interest totaling $3.3 million through September 30, 2007. Pursuant to the settlement, the Company paid $10.5 million to satisfy the judgment entered against the Company.

In accordance with generally accepted accounting principles (GAAP), the Company accounted for the judgment in 2006 by recording a one-time, non-recurring litigation charge of $14 million, which included $11.1 in awarded damages, $0.2 million preference claim, and interest expense of $2.7 million through December 31, 2006. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in a negative impact of $8.4 million to net income in 2006.

The Company paid the $0.2 million preference in 2006 and accrued an additional $0.6 million for interest on the judgment for the nine months ended September 30, 2007. As a result of the $10.5 million settlement, the Company recognized a pre-tax benefit of $3.3 million ($2.9 million litigation settlement gain, and $0.4 million in interest reversal) in 2007.

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

The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through July 2019. Rental expense on these facilities amounted to $1,561, $1,572, and $1,586 during the years ended December 31, 2005, 2006 and 2007, respectively.

The Company had a management agreement (the Management Agreement) with Code Hennessy & Simmons LLC (CHS) which required the Company to pay annual management fees to CHS as compensation for certain management services rendered to the Company. The Management Agreement terminated upon the consummation of the Company’s initial public offering in 2005. Management fees paid by the Company to CHS amounted to $217 for the year ended December 31, 2005.

9.	RETIREMENT PLANS

The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company makes an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the 401(k) Plan. The Company’s total expense under these plans amounted to $593, $770, and $808 during the years ended December 31, 2005, 2006, and 2007, respectively.

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

In 2005, the Company issued 362,061 shares of its common stock to 840 eligible employees in accordance with the ESPP at a purchase price of $11.05 per share, resulting in $4.0 million of cash proceeds to the Company. In 2006, the Company issued 9,032 shares of its common stock to 109 eligible employees in accordance with the ESPP at a weighted average purchase price of $32.11 per share, resulting in $0.3 million of cash proceeds to the Company. In 2007, the Company issued 4,600 shares of its common stock to 32 eligible employees in accordance with the ESPP at a weighted average price of $21.65, resulting in $0.1 million of cash proceeds to the Company.

The Stock Plan

The Company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the Company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2007, 2,590,389 shares remain available for grant under the Stock Plan.

Options granted under the Stock Plan generally expire no later than ten years from the date of grant (five years in the case of an incentive stock option granted to a 10% stockholder). Options generally vest and become fully exercisable over a period of three to five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant. The Company allows for cashless exercises and grants new authorized shares upon the exercise of a vested stock option.

In addition, the Stock Plan provided for automatic grants, as of each annual meeting of the Company’s stockholders commencing with the first such meeting, of non-statutory stock options to directors of the Company who were not employees of, or consultants to, the Company or any affiliate of the Company (non-employee directors). In May 2007, the Stock Plan was amended to provide for automatic grants of restricted stock awards, as of each annual meeting of the Company’s stockholders commencing with the annual meeting in 2007, to non-employee directors of the Company. Under the amended Stock Plan each non-employee director is automatically granted a restricted stock award for that number of shares of our common stock having a then fair market value equal to $60,000. Restricted stock granted to non-employee directors vests at a rate of 1/12 per month of continuous service to the Company from the date of the annual meeting.

Prior to the amendment in May 2007 of the Stock Plan, each non-employee director automatically received a non-statutory option with a fair market value, as determined under the Black-Scholes option pricing formula as of the grant date, equal to $50,000. Each non-statutory stock option under the Stock Plan covered the non-employee director’s service since either the previous annual meeting or the date on which he or she was first elected or appointed. Options granted in 2005 and 2006 to non-employee directors vested in 1/16th increments for each month of continuous service to the Company from the date of grant. The Company’s board of directors approved a one-time discretionary grant of 9,854 options to purchase shares of common stock to each of the Company’s five non-employee directors as part of their compensation for 2005 service, since no annual meeting of the Company’s stockholders was held in 2005. The total stock options granted to non-employee directors in 2005 amounted to 49,270 and had an exercise price of $23.85 per share, and the total stock options granted to non-employee directors in 2006 amounted to 19,985 and had an exercise price of $35.42 per share. The exercise prices equaled the fair market values of the stock, on the date of grants.

Of the total options outstanding at December 31, 2005, 1,032,183 options were exercisable at December 31, 2005, at exercise prices ranging from $4.75 to $23.85. As of December 31, 2005, the 1,422,585 options outstanding had a weighted average remaining contractual life of 61 months.

During 2006, the Company granted 682,485 options to purchase shares of common stock. As of December 31, 2006, the 1,683,600 options outstanding had a weighted average remaining contractual life of 84 months.

In March 2007, the Company made its regular annual stock option grants which consisted of 600,500 stock options to key employees with an exercise price equal to the fair market value on the date of grant. In the second quarter of 2007 the Company issued 7,500 stock options to an additional key employee with an exercise price equal to the fair market value. The stock options vest ratably over a period of three or five years and expire 10 years after the date of grant.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2007
		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
			(In years)	(In thousands)

Outstanding at December 31, 2005	1,422,585	$5.90
Granted	682,485	$27.99
Exercised	(383,070)	$5.49
Forfeited	(38,400)	$17.55

Outstanding at December 31, 2006	1,683,600	$14.69
Granted	608,000	$32.22
Exercised	(169,550)	$6.54
Forfeited	(64,254)	$23.56

Outstanding at December 31, 2007	2,057,796	$20.26	7.1	$9,006

Exercisable at December 31, 2007	912,396	$9.89	5.1	$8,166

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised during the years ended 2006 and 2007 was $10.7 million and $4.2 million, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2007, and changes during the fiscal year then ended is as follows:

		Weighted Average
		Grant Date
Non-vested Options	Shares	Fair Market Value

Non-vested at December 31, 2006	839,236	$9.87
Granted	608,000	$11.85
Vested	(249,083)	$8.69
Forfeited	(52,754)	$8.19

Non-vested at December 31, 2007	1,145,399	$11.17

As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $12.4 million, which is expected to be recognized over a weighted average period of approximately 3.3 years.

The following tabulation summarizes certain information concerning outstanding options at December 31, 2007:

Options Outstanding at
Range of Exercise Price	December 31, 2007

$ 4.75 – $ 6.85	809,749
$23.85 – $25.95	480,062
$30.79 – $35.42	767,985

$ 4.75 – $35.42	2,057,796

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

In December 2004, the Company agreed to issue shares of restricted common stock at the prevailing market price in the amount of $1,000,000 to the Company’s Chief Technology Officer (CTO) upon the CTO’s development of certain software applications. In November 2006, such software had been completed pursuant to the Company’s specifications and the CTO was granted 28,253 shares (determined by the average NYSE closing price for the 10 days immediately preceding the fifth day prior to grant). Such shares vest on the fifth anniversary of grant, provided the CTO remains employed with the Company and satisfactorily maintains and enhances the software.

In March 2007, the Company issued shares of restricted common stock at the prevailing market price in the amount of $500,004, or 15,504 shares, to each of the Company’s then Chief Executive Officer and President/Chief Operating Officer, and $60,000, or 1,966 shares, to each of the five non-employee directors. The shares of restricted stock issued to the Company’s then Chief Executive Officer and President/Chief Operating Officer will vest on the fifth anniversary of the grant date; the shares of restricted stock granted to the non-employee directors will vest 1/12th per month over twelve months.

11.	MEMBERS’ EQUITY AND REDEEMABLE PREFERRED UNITS

Mandatorily Redeemable Preferred Membership Units

Holders of the Company’s mandatorily redeemable preferred units were entitled to receive a yield of 13.25% of its Liquidation Value per annum for the first three years starting in April 2000, and increasing to 15% of the Liquidation Value per annum thereafter. The discount inherent in the yield for the first three years was recorded as an adjustment to the carrying amount of the mandatorily redeemable preferred units. This discount was amortized as a dividend over the initial three years. Of the total yield on the mandatorily redeemable preferred units, 48% was mandatorily payable quarterly in cash to the mandatorily redeemable preferred unit holders. The unpaid portion of the yield accumulated annually and was added to the Liquidation Value of the mandatorily redeemable preferred units. Such units had an aggregate liquidation preference over common units of $20 million plus accumulated and unpaid yield. Mandatorily redeemable preferred units had no voting rights.

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

Distributions to Members

In accordance with the Company’s Amended and Restated Operating Agreement, cash distributions were made first, to all preferred members; second, to all common members, based on their tax liability imposed on the Company’s net LLC earnings before the reorganization. The Amended and Restated Operating Agreement also provides for certain members who receive less than their proportionate share of cash distributions, at their election or the election of the Company’s management, to be granted an additional cash distribution to bring their proportionate share of cash distributions equal to the rest of the Company’s common members. Any remaining cash available for distribution was to be distributed, at the discretion of the Company’s board of advisors, first to all preferred members to the extent of the Liquidation Value of their preferred units; second, to all common members, except to those common members where such distribution would cause or increase a deficit to their capital accounts.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	QUARTERLY FINANCIAL DATA (Unaudited)

Quarterly financial data for the years ended December 31, 2006 and 2007 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006

Net sales	$140,802	$151,527	$152,538	$146,971
Gross profit	$60,359	$65,814	$67,007	$61,149
Net income	$14,375	$8,427	$15,756	$12,836
Net income per share:
Basic	$0.32	$0.19	$0.35	$0.28
Diluted	$0.32	$0.18	$0.35	$0.28

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Net sales	$160,214	$177,783	$176,212	$174,146
Gross profit	$67,779	$74,816	$72,664	$71,778
Net income	$16,844	$19,612	$15,945	$16,737
Net income per share:
Basic	$0.37	$0.43	$0.35	$0.37
Diluted	$0.37	$0.43	$0.35	$0.37

Schedule II

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to	Charged to		Balance at
	Beginning	Cost and	Other		End of
	of Period	Expenses	Accounts(1)	Deductions(2)	Period
	(Dollars in thousands)

Year ended December 31, 2005
Allowance for trade receivables	$3,053	$1,241	$333	$(1,455)	$3,172
Allowance for inventory obsolescence	321	109	—	—	430

	$3,374	$1,350	$333	$(1,455)	$3,602

Year ended December 31, 2006
Allowance for trade receivables	$3,172	$599	$1,442	$(869)	$4,344
Allowance for inventory obsolescence	430	68	115	(86)	527

	$3,602	$667	$1,557	$(955)	$4,871

Year ended December 31, 2007
Allowance for trade receivables	$4,344	$1,315	$708	$(1,275)	$5,092
Allowance for inventory obsolescence	527	104	282	(156)	757

	$4,871	$1,419	$990	$(1,431)	$5,849

(1)	Acquisition of businesses and sales returns and discounts.

(2)	Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.