Form 10-Q
period 2008-03-31
American Reprographics CO
filed 2008-05-09
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 6, 2008, there were 45,622,724 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,796	$24,802
Restricted cash	—	937
Accounts receivable, net of allowances of $5,869 and $5,092 at March 31, 2008 and December 31, 2007, respectively	106,894	97,934
Inventories, net	11,146	11,233
Deferred income taxes	5,792	5,791
Prepaid expenses and other current assets	10,346	10,234

Total current assets	150,974	150,931

Property and equipment, net	86,881	84,634
Goodwill	386,657	382,519
Other intangible assets, net	84,471	86,349
Deferred financing costs, net	4,764	5,170
Deferred income taxes	12,261	10,710
Other assets	2,267	2,298

Total assets	$728,275	$722,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$33,955	$35,659
Accrued payroll and payroll-related expenses	16,417	19,293
Accrued expenses	23,431	22,030
Current portion of long-term debt and capital leases	62,128	69,254

Total current liabilities	135,931	146,236

Long-term debt and capital leases	316,906	321,013
Other long-term liabilities	10,024	3,711

Total liabilities	462,861	470,960

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,562,724 and 45,561,773 shares issued and outstanding	46	46
Additional paid-in capital	81,962	81,153
Deferred stock-based compensation	(556)	(673)
Retained earnings	197,590	179,092
Accumulated other comprehensive income	(5,919)	(258)

	273,123	259,360
Less cost of common stock in treasury, 447,654 shares	7,709	7,709

Total stockholders’ equity	265,414	251,651

Total liabilities and stockholders’ equity	$728,275	$722,611

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Reprographics services	$142,496	$119,779
Facilities management	29,551	26,356
Equipment and supplies sales	15,396	14,079

Total net sales	187,443	160,214
Cost of sales	107,840	92,435

Gross profit	79,603	67,779

Selling, general and administrative expenses	39,521	34,234
Amortization of intangible assets	3,188	1,745

Income from operations	36,894	31,800

Other income	(202)	—
Interest expense, net	7,146	5,161

Income before income tax provision	29,950	26,639
Income tax provision	11,452	9,795

Net income	$18,498	$16,844

Earnings per share:
Basic	$0.41	$0.37

Diluted	$0.41	$0.37

Weighted average common shares outstanding:
Basic	45,045,038	45,344,317
Diluted	45,390,827	45,790,548
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

						Accumulated
			Additional			Other	Common	Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Stock in	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income	Treasury	Equity

Balance at December 31, 2007	45,561,773	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$251,651

Stock-based compensation	—	—	796	117	—	—	—	913
Issuance of common stock under Employee Stock Purchase Plan	951	—	13	—	—	—	—	13
Comprehensive Income:
Net income	—	—	—	—	18,498	—	—	18,498
Foreign currency translation adjustments	—	—	—	—	—	(240)	—	(240)
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	(5,421)	—	(5,421)

Comprehensive income								12,837

Balance at March 31, 2008	45,562,724	$46	$81,962	$(556)	$197,590	$(5,919)	$(7,709)	$265,414

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$18,498	$16,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,929	6,613
Amortization of intangible assets	3,188	1,745
Amortization of deferred financing costs	260	89
Stock-based compensation	912	572
Excess tax benefit related to stock options exercised	—	(1,138)
Deferred income taxes	613	1,329
Other non-cash items, net	863	185
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(9,478)	(7,308)
Inventory	438	(261)
Prepaid expenses and other assets	1,426	217
Accounts payable and accrued expenses	(5,301)	(7,481)

Net cash provided by operating activities	20,348	11,406

Cash flows from investing activities
Capital expenditures	(2,301)	(2,128)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(4,831)	(22,044)
Restricted cash	940	—
Other	554	98

Net cash used in investing activities	(5,638)	(24,074)

Cash flows from financing activities
Proceeds from stock option exercises	—	592
Proceeds from issuance of common stock under Employee Stock Purchase Plan	13	11
Excess tax benefit related to stock options exercised	—	1,138
Payments on long-term debt agreements and capital leases	(12,115)	(6,052)
Net (repayments) borrowings under revolving credit facility	(10,000)	18,000
Payment of loan fees	(632)	—

Net cash (used in) provided by financing activities	(22,734)	13,689

Effect of foreign currency translation on cash balances	18	—

Net change in cash and cash equivalents	(8,006)	1,021
Cash and cash equivalents at beginning of period	24,802	11,642

Cash and cash equivalents at end of period	$16,796	$12,663

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$9,184	$7,056
Issuance of subordinated notes in connection with the acquisition of businesses	$1,660	$—
Change in fair value of derivatives, net of tax effects	$(5,421)	$(41)
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
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
These interim consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2007 Annual Report on Form 10-K. The accounting policies used in preparing these interim consolidated financial statements are the same as those described in our 2007 Annual Report on Form 10-K, except for the adoption of SFAS 157, which is further described in Note 7, “Fair Value Measurements” and SFAS 159, which is further described in Note 12, “Recent Accounting Pronouncements”.
Reclassifications
The Company reclassified $1,135, the long-term portion of the interest rate swap liability at December 31, 2007, from accrued expenses to other long-term liabilities, to conform to the current presentation. This reclassification had no effect on the Consolidated Statement of Income and Consolidated Statement of Cash Flows, as previously reported.
2. Stock-Based Compensation
The American Reprographics 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At March 31, 2008, 2,925,893 shares remain available for grant under the Stock Plan.
The impact of the stock based compensation to the Consolidated Statements of Income for the three months ended March 31, 2008 and 2007, before income taxes was $0.9 million and $0.6 million, respectively.
As of March 31, 2008, total unrecognized compensation cost related to unvested shares-based payments totaled $11.3 million and is expected to be recognized over a weighted-average period of 3.0 years.

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
Prior to the adoption of SFAS 123R, the Company amended its ESPP such that common stock purchases by employees in fiscal 2006 will not give rise to recognizable compensation cost. The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. During the three months ended March 31, 2008, the Company issued 951 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $14.09 per share, resulting in $13 thousand of cash proceeds to the Company.
4. Acquisitions
In the first three months of 2008 the Company acquired four U.S. reprographic companies, none of which individually or in the aggregate were material to the Company’s operations. The results of operations from these acquisitions are included in the Company’s Consolidated Statement of Income from their respective acquisition dates.
The unaudited pro forma results presented below include the effects of 2007 acquisitions as if they all had been consummated as of January 1, 2007. The pro-forma results include the amortization associated with the estimated value of acquired intangible assets and interest expense associated with debt used to fund the acquisition. However, pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2007.

Three Months
Ended
March 31,
2007
(unaudited)

Net sales	$190,317

Net income	17,256

Earnings per share — basic	$0.38
Earnings per share — diluted	$0.38
5. Goodwill and Other Intangibles Resulting from Business Acquisitions
In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 Business Combinations, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The changes in the carrying amount of goodwill from December 31, 2007 through March 31, 2008, are summarized as follows:

Goodwill
(unaudited)
(Dollars in thousands)

Balance at December 31, 2007	$382,519
Additions	3,993
Translation adjustment	145

Balance at March 31, 2008	$386,657

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments.

Other intangible assets that have finite lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete agreements, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from two to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and trade names and non-compete agreements are amortized using the straight-line method, consistent with the Company’s intent to continue to utilize acquired trade names in the future.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at March 31, 2008 and December 31, 2007, which continue to be amortized:

	March 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)
Amortizable other intangible assets:
Customer relationships	$88,342	$21,590	$66,752	$87,045	$19,098	$67,947
Trade names and trademarks	18,359	1,399	16,960	18,359	848	17,511
Non-Compete Agreements	1,278	519	759	1,278	387	891

	$107,979	$23,508	$84,471	$106,682	$20,333	$86,349

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years are as follows:

2008	$8,260
2009	10,076
2010	8,949
2011	8,105
2012	7,293
Thereafter	41,788

$84,471

6. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (weighted average 4.9% and 7.2% interest rate at March 31, 2008 and December 31, 2007, respectively); any unpaid principal and interest due December 6, 2012	$12,000	$22,000
Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (weighted average 5.9% and 6.9% interest rate at March 31, 2008 and December 31, 2007, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	271,563	275,000
Various subordinated notes payable; weighted average 6.3% interest rate at March 31, 2008 and December 31, 2007; principal and interest payable monthly through June 2012	36,750	38,082
Various capital leases; weighted average 8.6% and 8.8% interest rate at March 31, 2008 and December 31, 2007, respectively; principal and interest payable monthly through March 2014	58,721	55,185

	379,034	390,267
Less current portion	(62,128)	(69,254)

	$316,906	$321,013

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
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long Term Debt” to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.
During the three months ended March 31, 2008, the Company paid $10.0 million, exclusive of contractually scheduled payments, on its senior secured revolving credit facility.
7. Fair Value Measurements
In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, “Accounting for Leases,” (SFAS 13) and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which we have not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and those initially measured at fair value in a business combination.
SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value. SFAS 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The three levels are defined as follows:
Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value measurement.

SFAS 157 also expands disclosures about instruments measured at fair value.
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

At Fair Value as of March 31, 2008
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Liabilities	Observable Inputs	Unobservable Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Interest rate swap	$0	$10,300	$0	$10,300

The interest rate swap contract is valued at fair value based on dealer quotes using a discounted cash flow model. This model reflects the contractual terms of the derivative instrument, including the period to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within level 2 of the valuation hierarchy.
As of March 31, 2008, $2,989 of the $10,300 fair value of the interest rate swap was recorded as a current liability in accrued expenses, and $7,311 was recorded in other long-term liabilities. The Company does not intend to terminate the interest rate swap agreement prior to its expiration date of December 6, 2012.
8. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased from 36.8% for the three months ended March 31, 2007, to 38.2% for the three months ended March 31, 2008. The increase is primarily due to a Domestic Production Activities Deduction (“DPAD”) in the Company’s consolidated federal income tax return for the 2006 tax year. A discrete item of $0.5 million related to the 2006 DPAD was reflected in the effective income tax rate in the three months ended March 31, 2007, due to the Company’s ability to claim the deduction for 2006 activities based upon a change in a tax accounting method in 2007 that was applied retroactive to 2006.
9. Commitments and Contingencies
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2008, the Company has potential future earnout obligations aggregating to approximately $8.6 million through 2010 if the sales and/or operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Chinese Joint Venture Agreement. We have entered into a joint venture agreement with Unisplendour Corporation Limited, a Chinese high-technology manufacturer and retailing company, to form a reprographics company in China. Upon approval of the joint venture by all applicable Chinese regulatory authorities, which we had not received as of March 31, 2008, we will be obligated to contribute approximately $13.3 million (92,800,000 Chinese Renminbi), and we will own a 65% controlling interest in the joint venture company.
FIN 48 Liability. As a result of the adoption of FIN 48 we have a $1.3 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2007 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.
The Company may be involved in litigation and other legal matters from time to time in the normal course of business. Management does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments, and change in the fair value of financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three months ended March 31, 2008 and 2007 are as follows:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net income	$18,498	$16,844
Foreign currency translation adjustments	(240)	(129)
Decrease in fair value of financial derivative instruments, net of tax effects	(5,421)	(41)

Comprehensive income	$12,837	$16,674

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
11. Earnings per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007, there were 1.2 million and 1.3 million, respectively, common stock options excluded for anti-dilutive effects.
Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)

Weighted average common shares outstanding during the period — basic	45,045,038	45,344,317
Effect of dilutive stock options	345,789	446,231

Weighted average common shares outstanding during the period — diluted	45,390,827	45,790,548

12. Recent Accounting Pronouncements
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 7.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company has not elected the fair value option for any of its eligible financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our future business combinations.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. We do not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2007 Annual Report on Form 10-K.
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
Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in the “Risk Factors” section of our 2007 Annual Report on Form 10-K. You are urged to carefully consider these factors. All forward-looking statements attributable to us are expressly qualified in their entirety by the foregoing cautionary statements.
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
We deliver these services through our specialized technology, more than 980 sales and customer service employees interacting with our customers every day, and more than 4,850 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 140,000 companies throughout North America.

Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the Company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” program.
A significant component of our growth has been from acquisitions. In the first three months of 2008, we paid $4.8 million in connection with four new business acquisitions. In 2007, we acquired 19 businesses for $146.3 million. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
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
The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, the Company is deemed to operate as a single reportable business segment. Please refer to our 2007 Annual Report on Form 10-K for more information regarding our primary financial measures.
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
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 80% of our net sales, with the remaining 20% consisting of sales to non-AEC markets (based on a compilation of approximately 80% of revenues from our divisions and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $0.9 million and $0.6 million of stock based compensation expense, for the three months ended March 31, 2008 and 2007, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
Because of these limitations, EBIT, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only as supplements. For more information, see our consolidated financial statements and related notes elsewhere in this report. Additionally, please refer to our 2007 Annual Report on Form 10-K.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Cash flows provided by operating activities	$20,348	$11,406
Changes in operating assets and liabilities	12,915	14,833
Non-cash (expenses) income, including depreciation and amortization	(14,765)	(9,395)
Income tax provision	11,452	9,795
Interest expense	7,146	5,161

EBIT	$37,096	$31,800
Depreciation and amortization	12,117	8,358

EBITDA	$49,213	$40,158
Interest expense	(7,146)	(5,161)
Income tax provision	(11,452)	(9,795)
Depreciation and amortization	(12,117)	(8,358)

Net income	$18,498	$16,844

The following is a reconciliation of net income to EBIT and EBITDA:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Net income	$18,498	$16,844
Interest expense, net	7,146	5,161
Income tax provision	11,452	9,795

EBIT	$37,096	$31,800
Depreciation and amortization	12,117	8,358

EBITDA	$49,213	$40,158

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended March 31,
	2008	2007
Net income margin	9.9%	10.5%
Interest expense, net	3.8%	3.2%
Income tax provision	6.1%	6.1%

EBIT margin	19.8%	19.8%
Depreciation and amortization	6.5%	5.2%

EBITDA margin	26.3%	25.0%

Results of Operations for the Three Months Ended March 31, 2008 and 2007
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2008	2007

Net Sales	100.0%	100.0%
Cost of sales	57.5	57.7

Gross profit	42.5	42.3
Selling, general and administrative expenses	21.1	21.4
Amortization of intangibles	1.7	1.1

Income from operations	19.7	19.8
Other income	(0.1)	—
Interest expense, net	3.8	3.2

Income before income tax provision	16.0	16.6
Income tax provision	6.1	6.1

Net income	9.9%	10.5%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Three Months Ended
	March 31,		Increase (decrease)
	2008	2007	(In dollars)	(Percent)
	(In millions)

Reprographics services	$142.5	$119.8	$22.7	18.9%
Facilities management	29.6	26.3	3.3	12.5%
Equipment and supplies sales	15.4	14.1	1.3	9.2%

Total net sales	187.4	160.2	27.2	17.0%

Gross profit	79.6	67.8	11.8	17.4%
Selling, general and administrative expenses	39.5	34.2	5.3	15.5%
Amortization of intangibles	3.2	1.7	1.5	88.2%
Interest expense, net	7.1	5.2	1.9	36.5%
Income taxes	11.5	9.8	1.7	17.3%
Net Income	18.5	16.8	1.7	10.1%
EBITDA	49.2	40.2	9.0	22.4%
Net Sales.
Net sales increased by 17.0% for the three months ended March 31, 2008, compared to the three months ended March 31, 2007.
In the three months ended March 31, 2008, approximately 14.8% of the 17.0% net sales increase was related to our standalone acquisitions acquired in 2007. See Item 2 “Acquisitions” of this report for an explanation of acquisition type.
Reprographics services. Net sales during the three months ended March 31, 2008, increased by $22.7 million compared to the same period in 2007, due primarily to the expansion of our market share through acquisitions, and an increase in our digital sales. We acquired 19 businesses at various times throughout the year in 2007, and four businesses in the first quarter of 2008 each with a primary focus on reprographics services. These acquired businesses added sales from their preexisting customers to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Also affecting reprographics service sales was the decrease in our Southern California region of approximately $4.1 million, resulting primarily from the downturn in residential construction in Southern California. The decrease in sales resulting from the residential construction downturn was offset in part by the addition of significant new sales acquired through our Premier Accounts program, which contributed more than $4.0 million of new sales from non-AEC customers in the first quarter of 2008 compared to the same period in 2007.
While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue, presumably due to the greater efficiency digital document workflows bring to our customers’ businesses. During the three months ended March 31, 2008 digital services revenue increased by $4.5 million, over the same period in 2007.
Facilities management. On-site, or facilities management services, continued to post solid dollar volume and period-over-period percentage gains in the three months ended March 31, 2008. Specifically, sales for the three months ended March 31, 2008, compared to the same period in 2007 increased by $3.3 million or 12.5%. As a percentage of overall revenue, however, FM services decreased slightly due to the dilutive effects of acquisitions which had small or non-existent FM programs of their own pre-acquisition. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 1,500 facilities management accounts since March 31, 2007, bringing our total FM accounts to approximately 4,850 as of March 31, 2008. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. We believe this service segment will continue to have strong sales growth in the foreseeable future.
Equipment and supplies sales. During the three month period ended March 31, 2008, our equipment and supplies sales increased by $1.3 million or 9.2% as compared to the same period in 2007. Several of our recent acquisitions possess a strong equipment and supplies business unit. Specifically, stand alone acquisitions completed in the last twelve months contributed approximately $2.4 million to the increase in equipment and supplies sales, which were partially offset by a decrease in existing divisions’ equipment and supplies sales. The facilities management sales programs have made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service accounts. Excluding the impact of acquisitions, we do not anticipate high growth in equipment and supplies sales as we are placing more focus on facilities management sales programs.

Gross Profit.
Our gross profit and gross profit margin was $79.6 million and 42.5% during the three months ended March 31, 2008, compared to $67.8 million and 42.3% during the same period in 2007, on sales growth of $27.2 million.
The increase in revenue explained above was the primary factor for the dollar volume increase in gross profit during the three months ended March 31, 2008. Comparing the three months ended March 31, 2008 with the same period last year, gross margins were favorably impacted by approximately 100 basis points due to a change in the product mix, price increases, and production efficiencies. Specifically, higher margin digital sales and lower margin equipment and supply sales comprised 7.2% and 8.2%, respectively, of total sales for the three months ended March 31, 2008 compared to 5.6% and 8.8%, respectively, for the same period in 2007. The increase in gross margins was partly offset by the significant portion of our sales increases that were driven by acquisitions which carry lower gross margins than existing operating divisions. Until our typical performance standards can be applied, such acquisitions temporarily depress gross margins, as do new branch openings and fold-in acquisitions. Specifically, stand alone acquisitions completed after March 31, 2007 negatively impacted the gross profit margin by approximately 80 basis points.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses increased by $5.3 million or 15.5% during the first quarter of 2008 over the same period in 2007.
Increases during the three month period ended March 31, 2008, are primarily attributable to the increase in our sales volume and acquisitions explained above. Specifically, the largest increases were in administrative compensation and sales personnel compensation of $1.4 million and $1.7 million, respectively that accompany acquisitions and sales growth. Stock-based compensation expense also contributed to the increase in general and administrative expenses as stock-based compensation increased by $0.3 million primarily due to the full quarter impact of stock options granted in March of 2007. Additionally, during the three months ended March 31, 2008 compared to the same period in 2007 we incurred an increase in bad debt expenses of approximately $0.8 million primarily related to recent financial concerns regarding some of our home builder customers.
Selling, general and administrative expenses, as a percentage of net sales decreased from 21.4% in the first quarter of 2007 to 21.1% in the first quarter of 2008 primarily due to a decrease in legal expenses of approximately $0.6 million or 0.3% of sales as we settled two litigation matters in the second half of 2007, and our focus on cost reduction initiatives.
Amortization of Intangibles.
Amortization of intangibles increased $1.5 million during the three months ended March 31, 2008, compared to the same period in 2007 primarily due to an increase in identified amortizable intangible assets such as customer relationships and trade names associated with 2007 acquired businesses. The three acquisitions primarily causing the increase were the acquisition of MBC Precision Imaging in March 2007, the acquisition of Imaging Technologies Services in April 2007 and the acquisition of NGI USA in December of 2007.
Other Income.
Other income of $0.2 million is primarily related to the sale of the Auto Desk sales department of our Imaging Technologies Services operating segment. The Auto Desk sales department was sold in February of 2008 for $0.4 million and resulted in a gain of $0.2 million.
Interest Expense, Net.
Net interest expense increased to $7.1 million during the three months ended March 31, 2008, compared to $5.2 million during the same period in 2007. Increases were primarily due to additional borrowings to finance acquisitions and additional capital leases. Specifically, we borrowed $18.0 million and $50.0 million to finance the acquisitions of MBC Precision Imaging and Imaging Technology Services in March and April 2007, respectively.

Income Taxes.
Our effective income tax rate increased from 36.8% for the three months ended March 31, 2007, to 38.2% for the three months ended March 31, 2008. The increase is primarily due to a Domestic Production Activities Deduction (“DPAD”) in the Company’s consolidated federal income tax return for the 2006 tax year. A discrete item of $0.5 million related to the 2006 DPAD was reflected in the effective income tax rate for the three months ended March 31, 2007, due to the Company’s ability to claim the deduction for 2006 activities based upon a change in a tax accounting method in 2007 that was applied retroactive to 2006.
Net Income.
Net income increased to $18.5 million during the three months ended March 31, 2008, compared to $16.8 million in the same period in 2007, primarily due to net profits generated from the increase in sales, offset by an increase in amortization, interest and taxes.
EBITDA.
EBITDA margin increased to 26.3% during the three months ended March 31, 2008, compared to 25.0% during the same period in 2007 partly due to the increase in depreciation and amortization as a percentage of sales. For a reconciliation of EBITDA to net income, please see “Non-GAAP Measures” above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper and fuel charges typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
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

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$20,348	$11,406

Net cash used in investing activities	$(5,638)	$(24,074)

Net cash (used in) provided by financing activities	$(22,734)	$13,689

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2008 primarily related to net income of $18.5 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2008 compared to the same period in 2007 was mainly due to our 17% increase in sales that were driven by acquisitions and our improved gross margins and selling, general and administrative expenses as a percentage of sales. Specifically, 2007 stand-alone acquisitions contributed approximately $4 million to operating cash flows in 2008. Our days sales outstanding increased slightly to 51 days as of March 31, 2008, as compared to 50 days as of December 31, 2007. As sales volumes are typically low in the fourth quarter and ramp up in the first quarter, we expect cash flows from operations as a percentage of sales to improve in the coming quarters.

Investing Activities
Net cash of $5.6 million for the three months ended March 31, 2008, used in investing activities primarily relates to the acquisition of businesses, and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $4.8 million during the three months ended March 31, 2008. Cash payments for capital expenditures totaled $2.3 million for the three months ended March 31, 2008. Cash used in investing activities will vary depending on the timing and the size of acquisitions completed, and funds required to finance acquisitions will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $22.7 million used in financing activities during the three months ended March 31, 2008, primarily relates to scheduled payments of $12.1 million on our debt agreements and capital leases and a $10.0 million pay down on our revolving credit facility.
Our cash position, working capital, and debt obligations as of March 31, 2008, and December 31, 2007 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	March 31, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)

Cash and cash equivalents	$16,796	$24,802
Working capital	15,043	4,695

Borrowings from senior secured credit facilities	283,563	297,000
Other debt obligations	95,471	93,267

Total debt obligations	$379,034	$390,267

The increase of $10.4 million in working capital during the three month period ended March 31, 2008 was primarily due to a $9.0 million increase in receivables that were driven by our sales growth, and a drop in accrued payroll and payroll related expenses of $2.9 million associated with the timing of payroll payments to employees. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are our most significant element of working capital.
We believe that our cash flow provided by operations will be adequate to cover the next twelve months working capital needs, debt service requirements and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our credit facilities or the issuance of additional debt.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flow provided by operations, and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.
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
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At March 31, 2008, the interest rate swap agreement had a negative fair value of $10.3 million of which $3.0 million was recorded in accrued expenses and $7.3 was recorded in other long-term liabilities.

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
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those as described in Note 5, “Long Term Debt” to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.
During the three months ended March 31, 2008, the Company paid $10.0 million, exclusive of contractually scheduled payments, on its senior secured revolving credit facility.
Seller Notes. As of March 31, 2008, we had $36.8 million of seller notes outstanding, with a weighted average interest rate of 6.3% and maturities through June 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2008, we have potential future earnout obligations aggregating to approximately $8.6 million through 2010 if the sales and/or operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Chinese Joint Venture Agreement. We have entered into a joint venture agreement with Unisplendour Corporation Limited, a Chinese high-technology manufacturer and retailing company, to form a reprographics company in China. Upon approval of the joint venture by all applicable Chinese regulatory authorities, which we had not received as of March 31, 2008, we will be obligated to contribute approximately $13.3 million (92,800,000 Chinese Renminbi), and we will own a 65% controlling interest in the joint venture company.
FIN 48 Liability. As a result of the adoption of FIN 48 we have a $1.3 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented in our 2007 Form 10-K because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities.

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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our consolidated financial statements see our December 31, 2007 Annual Report on Form 10-K. We do not believe that any of our acquisitions completed during 2008 or new accounting standards implemented during 2008 changed our critical accounting policies, except for the adoption of SFAS 157, which is further described in Note 7, “Fair Value Measurements” and SFAS 159, which is further described in Note 12, “Recent Accounting Pronouncements”.
Recent Accounting Pronouncements
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 7 for further discussion.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the impact of SFAS 157 on our Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of 2009.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The Company has not elected the fair value option for any of its eligible financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our future business combinations.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. We do not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At March 31, 2008, the interest rate swap agreement had a negative fair value of $10.3 million of which $3.0 million was recorded in accrued expenses and $7.3 million was recorded in other long-term liabilities.
As of March 31, 2008, we had $379.0 million of total debt and capital lease obligations of which $12 million was bearing interest at variable rates.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2008, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no significant changes to internal controls over financial reporting during the first quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings
We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2008, we did not sell any unregistered securities.
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

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2008.

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