Form 10-Q
period 2008-06-30
American Reprographics CO
filed 2008-08-08
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 6, 2008, there were 45,655,426 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$16,782	$24,802
Restricted cash	13,549	937
Accounts receivable, net of allowances of $6,269 and $5,092 at June 30, 2008 and December 31, 2007, respectively	101,754	97,934
Inventories, net	10,973	11,233
Deferred income taxes	5,792	5,791
Prepaid expenses and other current assets	11,782	10,234

Total current assets	160,632	150,931

Property and equipment, net	87,985	84,634
Goodwill	387,862	382,519
Other intangible assets, net	81,712	86,349
Deferred financing costs, net	4,204	5,170
Deferred income taxes	7,319	10,710
Other assets	2,193	2,298

Total assets	$731,907	$722,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,588	$35,659
Accrued payroll and payroll-related expenses	20,919	19,293
Accrued expenses	20,980	22,030
Current portion of long-term debt and capital leases	52,589	69,254

Total current liabilities	127,076	146,236

Long-term debt and capital leases	310,484	321,013
Other long-term liabilities	3,338	3,711

Total liabilities	440,898	470,960

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,654,726 and 45,561,773 shares issued and outstanding	46	46
Additional paid-in capital	83,073	81,153
Deferred stock-based compensation	(415)	(673)
Retained earnings	216,466	179,092
Accumulated other comprehensive income	(452)	(258)

	298,718	259,360
Less cost of common stock in treasury, 447,654 shares in 2008 and 2007	7,709	7,709

Total stockholders’ equity	291,009	251,651

Total liabilities and stockholders’ equity	$731,907	$722,611

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Reprographics services	$139,211	$133,257	$281,707	$253,035
Facilities management	31,209	28,984	60,760	55,340
Equipment and supplies sales	14,521	15,542	29,917	29,621

Total net sales	184,941	177,783	372,384	337,996
Cost of sales	105,853	102,967	213,693	195,401

Gross profit	79,088	74,816	158,691	142,595

Selling, general and administrative expenses	39,499	34,499	79,020	68,733
Amortization of intangible assets	2,813	2,451	6,001	4,196

Income from operations	36,776	37,866	73,670	69,666

Other income	(43)	—	(245)	—
Interest expense, net	6,559	6,642	13,705	11,802

Income before income tax provision	30,260	31,224	60,210	57,864
Income tax provision	11,384	11,612	22,836	21,407

Net income	$18,876	$19,612	$37,374	$36,457

Earnings per share:
Basic	$0.42	$0.43	$0.83	$0.80

Diluted	$0.42	$0.43	$0.82	$0.80

Weighted average common shares outstanding:
Basic	45,051,449	45,455,828	45,048,244	45,400,380
Diluted	45,441,766	45,880,187	45,407,309	45,832,024
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock in	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income	Treasury	Equity

Balance at December 31, 2007	45,561,773	$46	$81,153	($673)	$179,092	($258)	($7,709)	$251,651

Stock-based compensation	78,250	—	1,771	258	—	—	—	2,029
Issuance of common stock under Employee Stock Purchase Plan	1,703	—	25	—	—	—	—	25
Stock Options exercised	13,000	—	70	—	—	—	—	70
Tax benefit from exercise of stock options	—	—	54	—	—	—	—	54
Comprehensive Income:
Net income	—	—	—	—	37,374	—	—	37,374
Foreign currency translation adjustments	—	—	—	—	—	(191)	—	(191)
Fair value adjustment of derivatives, net of tax effects	—	—	—	—	—	(3)	—	(3)

Comprehensive income								37,180

Balance at June 30, 2008	45,654,726	$46	$83,073	($415)	$216,466	($452)	($7,709)	$291,009

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities
Net income	$37,374	$36,457
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	1,909	438
Depreciation	18,332	14,191
Amortization of intangible assets	6,001	4,196
Amortization of deferred financing costs	600	215
Stock-based compensation	2,029	1,569
Excess tax benefit related to stock options exercised	(54)	(1,534)
Deferred income taxes	2,239	1,840
Write-off of deferred financing costs	313	—
Litigation charge	—	407
Other non-cash items, net	(439)	(292)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,088)	(9,775)
Inventory	726	(362)
Prepaid expenses and other assets	(987)	(2,583)
Accounts payable and accrued expenses	(1,470)	598

Net cash provided by operating activities	61,485	45,365

Cash flows from investing activities
Capital expenditures	(4,332)	(5,232)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(5,478)	(86,546)
Restricted cash	(12,612)	—
Other	785	283

Net cash used in investing activities	(21,637)	(91,495)

Cash flows from financing activities
Proceeds from stock option exercises	70	1,080
Proceeds from issuance of common stock under Employee Stock Purchase Plan	25	52
Excess tax benefit related to stock options exercised	54	1,534
Proceeds from borrowings under debt agreements	—	50,000
Payments on long-term debt agreements and capital leases	(25,254)	(12,952)
Net (repayments) borrowings under revolving credit facility	(22,000)	11,629
Payment of loan fees	(726)	(429)

Net cash (used in) provided by financing activities	(47,831)	50,914

Effect of foreign currency translation on cash balances	(37)	—

Net change in cash and cash equivalents	(8,020)	4,784
Cash and cash equivalents at beginning of period	24,802	11,642

Cash and cash equivalents at end of period	$16,782	$16,426

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$18,353	$19,589
Issuance of subordinated notes in connection with the acquisition of businesses	$1,817	$4,550
Change in fair value of derivatives, net of tax effect	$(3)	$66
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Consolidated Financial Statements
(Unaudited)
1. Description of Business and Basis of Presentation
American Reprographics Company (ARC or the Company) is the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. ARC also provides these services to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company (Opco), and its subsidiaries.
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Actual results could differ from those estimates and such differences may be material to the consolidated financial statements.
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
The year end consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by GAAP.
Reclassifications
The Company reclassified certain amounts in the prior year financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statement of Income, as previously reported. The Company reclassified $1,135, the long-term portion of the interest rate swap liability at December 31, 2007, from accrued expenses to other long-term liabilities, to conform to the current presentation. The reclassification on the cash flow statement consisted of identifying net borrowings (repayments) under the revolving credit facility separately from borrowings and repayments under long-term debt agreements, and identifying the allowance for doubtful accounts separately from other non-cash items.
2. Stock-Based Compensation
The American Reprographics Company 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At June 30, 2008, 2,538,393 shares remain available for grant under the Stock Plan.
In April, the Company made its regular annual stock option grants which consisted of 350,000 stock options to key employees with an exercise price equal to the fair market value. The stock options vest ratably over a period of five years and expire 10 years after the date of grant. The Company also issued shares of restricted common stock at the prevailing market price in the amount of $916,800 or 60,000 shares, to the Company’s CFO in April and $60,006, or 3,650 shares, to each of the five non-management board members in May. The shares of restricted stock issued to the Company’s CFO will vest on the fourth anniversary of the grant date; the shares of restricted stock granted to the non-management board members will vest one year from their grant date.

The impact of the stock based compensation to the Consolidated Statements of Income for the three months ended June 30, 2008 and 2007, before income taxes was $1.1 million and $1.0 million, respectively.
The impact of the stock based compensation to the Consolidated Statements of Income for the six months ended June 30, 2008 and 2007, before income taxes was $2.0 million and $1.6 million, respectively.
As of June 30, 2008, total unrecognized compensation cost related to unvested shares-based payments totaled $13.3 million and is expected to be recognized over a weighted-average period of 3.4 years.
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
The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. During the six months ended June 30, 2008, the Company issued 1,703 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $14.85 per share, resulting in $25 thousand of cash proceeds to the Company.
4. Acquisitions
In the first six months of 2008 the Company acquired four U.S. and one Canadian reprographic companies, none of which individually or in the aggregate were material to the Company’s operations. The results of operations from these acquisitions are included in the Company’s Consolidated Statement of Income from their respective acquisition dates.
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

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2007	2007
	(Dollars in thousands, except per share data)

Net sales	$197,355	$387,672
Net income	20,257	37,506

Earnings per share — basic	$0.45	$0.83
Earnings per share — diluted	$0.44	$0.82

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
The changes in the carrying amount of goodwill from December 31, 2007 through June 30, 2008, are summarized as follows:

Goodwill
(Dollars in thousands)

Balance at December 31, 2007	$382,519
Additions	5,443
Translation adjustment	(100)

Balance at June 30, 2008	$387,862

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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at June 30, 2008 and December 31, 2007, which continue to be amortized:

	June 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)

Amortizable other intangible assets:
Customer relationships	$88,401	$24,047	$64,354	$87,045	$19,098	$67,947
Trade names and trademarks	18,359	1,628	16,731	18,359	848	17,511
Non-Compete Agreements	1,278	651	627	1,278	387	891

	$108,038	$26,326	$81,712	$106,682	$20,333	$86,349

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years are as follows:

2008	$5,453
2009	10,083
2010	8,955
2011	8,111
2012	7,298
Thereafter	41,812

$81,712

6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (weighted average 7.2% interest rate at December 31, 2007); any unpaid principal and interest due December 6, 2012	$—	$22,000

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (weighted average 5.9% and 6.9% interest rate at June 30, 2008 and December 31, 2007, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	268,126	275,000

Various subordinated notes payable; weighted average 6.3% interest rate at June 30, 2008 and December 31, 2007; principal and interest payable monthly through June 2012	33,437	38,082

Various capital leases; weighted average 9.3% and 8.8% interest rate at June 30, 2008 and December 31, 2007, respectively; principal and interest payable monthly through March 2014	61,510	55,185

	363,073	390,267
Less current portion	(52,589)	(69,254)

	$310,484	$321,013

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
The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum interest coverage ratio of 2.25:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Credit Agreement is secured by substantially all of the assets of the Company.
In addition, under the revolving facility, the Company is required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on the Company’s leverage ratio at the time. The Company may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit. The Credit Agreement allows the Company to borrow Incremental Term Loans to the extent the Company’s senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50.
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long Term Debt” to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.
During the six months ended June 30, 2008, the Company paid $22.0 million, exclusive of contractually scheduled payments, on its senior secured revolving credit facility.

7. Fair Value Measurements
In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1 and 157-2. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases, and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and those initially measured at fair value in a business combination.
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

At Fair Value as of June 30, 2008
Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Liabilities	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Recurring Fair Value Measures
Interest rate swap	$0	$1,604	$0	$1,604
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
As of June 30, 2008, $536 of the $1,604 fair value of the interest rate swap was recorded as a current liability in accrued expenses, and $1,068 was recorded in other long-term liabilities. The Company does not intend to terminate the interest rate swap agreement prior to its expiration date of December 6, 2012.
8. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased from 37.2% and 37.0% for the three and six months ended June 30, 2007, respectively, to 37.6% and 37.9% for the three and six months ended June 30, 2008, respectively. The increase is primarily due to a higher blended state tax rate and to a Domestic Production Activities Deduction (“DPAD”) in the Company’s consolidated federal income tax return for the 2006 tax year. A discrete item of $0.2 million and $0.7 million related to the 2006 DPAD was reflected in the effective income tax rate in the three and six months ended June 30, 2007, respectively, due to the Company’s ability to claim the deduction for 2006 activities. The increase in the three months ended June 30, 2008 compared to the same period in 2007 was partially offset by a discrete item of $0.4 million related to an effectively settled tax position due to the closing of an income tax audit during the three months ended June 30, 2008.

9. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of June 30, 2008, the Company has potential future earnout obligations aggregating to approximately $7.5 million through 2010 if the sales and/or operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Chinese Joint Venture Agreement. The Company has entered into a joint venture agreement with Unisplendor Corporation Limited, a Chinese high-technology manufacturer and retailing company, to form a reprographics company in China. Upon approval of the joint venture by all applicable Chinese regulatory authorities, which the Company did not receive as of June 30, 2008, the joint venture will be formed. The Company has established a bank account in China and deposited $13.5 million in US dollars into the account. Such money is restricted for the formation of the joint venture, of which the Company will own a 65% controlling interest.
FIN 48 Liability. The Company has a $1.0 million contingent liability for uncertain tax positions as of June 30, 2008.
10. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments, and change in the fair value of financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three and six months ended June 30, 2008 and 2007 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$18,876	$19,612	$37,374	$36,457
Foreign currency translation adjustments	49	344	(191)	215
Decrease in fair value of financial derivative instruments, net of tax effects	5,418	107	(3)	66

Comprehensive income	$24,343	$20,063	$37,180	$36,738

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
11. Earnings per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 1.5 million for the three and six months ended June 30, 2008, were excluded from the calculation of diluted net income per common share because they were anti-dilutive. Stock options totaling 1.3 million for the three and six months ended June 30, 2007, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.

Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Weighted average common shares outstanding during the period — basic	45,051,449	45,455,828	45,048,244	45,400,380

Effect of dilutive stock options	390,317	424,359	359,065	431,644

Weighted average common shares outstanding during the period — diluted	45,441,766	45,880,187	45,407,309	45,832,024

12. Recent Accounting Pronouncements
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. The Company adopted the required provisions of SFAS 157 that became effective in the first quarter of 2008. The adoption of these provisions did not have a material impact on the Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 7.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS 157 on the Consolidated Financial Statements for items within the scope of FSP 157-2, which will become effective beginning with the first quarter of 2009.
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
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The Company is currently evaluating the impact SFAS 141R will have on its future business combinations.
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 . SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. The Company does not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. The Company will implement the new standard effective in fiscal 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective beginning with the first quarter of 2009. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company is currently assessing the potential impacts of implementing this standard.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact, if any, this new standard may have on its Consolidated Financial Statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. The Company is currently assessing the potential impacts of implementing this standard.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2007 Annual Report on Form 10-K and our 2008 first quarter report on Form 10-Q dated May 9, 2008.
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
We deliver these services through our specialized technology, more than 980 sales and customer service employees interacting with our customers every day, and more than 5,100 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 140,000 companies throughout North America.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the Company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” program.

A significant component of our growth has been from acquisitions. In the first six months of 2008, we paid $5.3 million in connection with five new business acquisitions. In 2007, we acquired 19 businesses for $146.3 million. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $1.1 million and $1.0 million of stock based compensation expense, for the three months ended June 30, 2008 and 2007, respectively and $2.0 million and $1.6 million of stock based compensation expense, for the six months ended June 30, 2008 and 2007, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Cash flows provided by operating activities	$41,137	$33,959	$61,485	$45,365
Changes in operating assets and liabilities	(6,096)	(2,711)	6,819	12,121
Non-cash (expenses) income, including depreciation and amortization	(16,165)	(11,636)	(30,930)	(21,029)
Income tax provision	11,384	11,612	22,836	21,407
Interest expense	6,559	6,642	13,705	11,802

EBIT	$36,819	$37,866	$73,915	$69,666
Depreciation and amortization	12,216	10,029	24,333	18,387

EBITDA	$49,035	$47,895	$98,248	$88,053
Interest expense	(6,559)	(6,642)	(13,705)	(11,802)
Income tax provision	(11,384)	(11,612)	(22,836)	(21,407)
Depreciation and amortization	(12,216)	(10,029)	(24,333)	(18,387)

Net income	$18,876	$19,612	$37,374	$36,457

The following is a reconciliation of net income to EBIT and EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Net income	$18,876	$19,612	$37,374	$36,457
Interest expense, net	6,559	6,642	13,705	11,802
Income tax provision	11,384	11,612	22,836	21,407

EBIT	$36,819	$37,866	$73,915	$69,666
Depreciation and amortization	12,216	10,029	24,333	18,387

EBITDA	$49,035	$47,895	$98,248	$88,053

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (1)	2008 (1)	2007
Net income margin	10.2%	11.0%	10.0%	10.8%
Interest expense, net	3.5	3.7	3.7	3.5
Income tax provision	6.2	6.5	6.1	6.3

EBIT margin	19.9	21.3	19.8	20.6
Depreciation and amortization	6.6	5.6	6.5	5.5

EBITDA margin	26.5%	26.9%	26.4%	26.1%

(1)	column does not foot due to rounding
Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008 (1)	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	57.2	57.9	57.4	57.8

Gross profit	42.8	42.1	42.6	42.2
Selling, general and administrative expenses	21.4	19.4	21.2	20.3
Amortization of intangibles	1.5	1.4	1.6	1.2

Income from operations	19.9	21.3	19.8	20.6
Other income	—	—	(0.1)	—
Interest expense, net	3.5	3.7	3.7	3.5

Income before income tax provision	16.4	17.6	16.2	17.1
Income tax provision	6.2	6.5	6.1	6.3

Net income	10.2%	11.0%	10.0%	10.8%

(1)	column does not foot due to rounding
Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2008	2007	(In dollars)	(Percent)	2008	2007	(In dollars)	(Percent)
	(In millions)				(In millions)

Reprographics services	$139.2	$133.3	$5.9	4.4%	$281.7	$253.0	$28.7	11.3%
Facilities management	31.2	29.0	2.2	7.6%	60.8	55.3	5.5	9.9%
Equipment and supplies sales	14.5	15.5	(1.0)	-6.5%	29.9	29.6	0.3	1.0%

Total net sales	184.9	177.8	7.1	4.0%	372.4	338.0	34.4	10.2%

Gross profit	79.1	74.8	4.3	5.7%	158.7	142.6	16.1	11.3%
Selling, general and administrative expenses	39.5	34.5	5.0	14.5%	79.0	68.7	10.3	15.0%
Amortization of intangibles	2.8	2.5	0.3	12.0%	6.0	4.2	1.8	42.9%
Interest expense, net	6.6	6.6	0.0	0.0%	13.7	11.8	1.9	16.1%
Income taxes	11.4	11.6	(0.2)	-1.7%	22.8	21.4	1.4	6.5%
Net Income	18.9	19.6	(0.7)	-3.6%	37.4	36.5	0.9	2.5%
EBITDA	49.0	47.9	1.1	2.3%	98.2	88.1	10.1	11.5%

Net Sales.
Net sales increased by 4.0% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Net sales increased by 10.2% for the six months ended June 30, 2008 compared to the same period in 2007.
In the three months ended June 30, 2008, net sales increase was primarily due to sales growth of 8.8% from our standalone acquisitions acquired in 2007. This increase in net sales for the period was offset, however, by lower sales performance in our existing divisions primarily due to the softening economy and a general slow down in the construction market.
In the six months ended June 30, 2008, net sales increase was primarily due to our standalone acquisitions acquired in 2007 as they contributed approximately 11.7% to our sales growth and new sales acquired through our Premier Accounts program. The increase in sales due to standalone acquisitions was partially offset by a drop in sales as explained above.
Reprographics services. Net sales during the three and six months ended June 30, 2008, increased by $5.9 million and $28.7 million, respectively, compared to the same periods in 2007, due primarily to the expansion of our market share through acquisitions, and an increase in our digital sales. We acquired 19 businesses at various times throughout the year in 2007, and five businesses in the first six months of 2008 each with a primary focus on reprographics services. These acquired businesses added sales from their preexisting customers to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Our Premier Accounts program also added significant new sales, contributing more than $1.0 million and $4.5 million of revenue from new non-AEC customers in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Overall reprographics services sales nationwide were negatively affected by the general softness in the economy and slow down in the construction market, which partially offset the sales increases described above. The largest impact affecting reprographics services sales was the decrease in our Southern California region reprographics services sales of approximately $3.5 million and $5.6 million for the three and six months ended June 30, 2008, respectively, resulting primarily from the downturn in residential construction in Southern California.
While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue, presumably due to the greater efficiency digital document workflows bring to our customers’ businesses, but also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. During the three and six months ended June 30, 2008 digital services revenue increased by $3.3 million and $7.8 million, respectively, over the same periods in 2007.
Facilities management. On-site, or facilities management services, continued to post solid dollar volume and period-over-period percentage gains in the three and six months ended June 30, 2008. Specifically, sales for the three months ended June 30, 2008, compared to the same period in 2007 increased by $2.2 million or 7.6%. Sales for the six months ended June 30, 2008, compared to the same period in 2007 increased by $5.5 million or 9.9%. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 250 and 500 facilities management accounts during the three and six months ended June 30, 2008, respectively, bringing our total FM accounts to approximately 5,100 as of June 30, 2008. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. We believe this service segment will continue to have strong sales growth in the foreseeable future.
Equipment and supplies sales. During the three month period ended June 30, 2008, our equipment and supplies sales decreased by $1.0 million or 6.5% as compared to the same period in 2007. In the six month period ending June 30, 2008, equipment and supplies sales increased slightly by $0.3 million or 1.0% as compared to the same period in 2007. Several of our recent acquisitions possess an equipment and supplies business unit. Specifically, standalone acquisitions completed since March 31, 2007 have contributed approximately $2.2 million and $4.6 million to the increase in equipment and supplies sales for the three and six months ended June 30, 2008, respectively, which were offset by a decrease in existing divisions’ equipment and supplies sales. The facilities management sales programs have made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service accounts. Excluding the impact of acquisitions, we do not anticipate growth in equipment and supplies sales as we are placing more focus on facilities management sales programs.
Gross Profit.
Our gross profit and gross profit margin was $79.1 million and 42.8% during the three months ended June 30, 2008, compared to $74.8 million and 42.1% during the same period in 2007, on sales growth of $7.1 million.
During the six month period ended June 30, 2008, gross profit and gross profit margin increased to $158.7 million and 42.6%, compared to $142.6 million and 42.2% during the same period in 2007, on sales growth of $34.4 million.

The increase in revenue explained above was the primary factor for the dollar volume increase in gross profit during the three and six months ended June 30, 2008. Comparing the three and six months ended June 30, 2008 with the same periods last year, gross margins were favorably impacted by approximately 140 and 115 basis points, respectively, due to a change in the product mix, price increases, and production efficiencies. Specifically, higher margin digital sales and lower margin equipment and supply sales comprised 7.8% and 7.9%, respectively, of total sales for the three months ended June 30, 2008 compared to 6.2% and 8.7%, respectively, for the same period in 2007. For the six months ended June 30, 2008 digital sales and equipment and supply sales comprised 7.5% and 8.0%, respectively, of total sales compared to 5.9% and 8.8%, respectively, for the same period in 2007. The increase in gross margins was partly offset by the significant portion of our sales increases that were driven by acquisitions which carry lower gross margins than existing operating divisions. Until our typical performance standards can be applied, such acquisitions temporarily depress gross margins, as do new branch openings and fold-in acquisitions. Standalone acquisitions completed after March 31, 2007 negatively impacted the gross profit margins for the three and six months ended June 30, 2008 by approximately 70 and 75 basis points, respectively.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses increased by $5.0 million or 14.5% during the second quarter of 2008 over the same period in 2007.
Selling, general and administrative expenses increased by $10.3 million or 15.0% during the six months ended June 30, 2008 over the same period in 2007.
Increases during the three and six month period ended June 30, 2008, are primarily attributable to the increase in our sales explained above. Specifically, expenses increased in administrative and sales salaries and commissions of $1.0 million and $4.2 million that accompanied the sales growth and an increase in stock based compensation expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2008, respectively. Additionally, during the three and six months ended June 30, 2008 compared to the same period in 2007 we incurred an increase in bad debt expenses of approximately $0.6 million and $1.5 million, respectively, primarily related to the recent financial concerns regarding some of our home builder customers and some general customers. Also contributing to the increase in selling, general and administrative expense was a $3.3 million favorable settlement of two related lawsuits in the second quarter of 2007. Excluding costs related to that litigation, which included legal fees and compensation payments related to the settlement, the settlement returned a $2.2 million and $1.7 million benefit to the company for the three and six months ended June 30, 2007, respectively. For more information on the details of these lawsuits and settlement, please refer to Note 7 “Commitments and Contingencies” to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.
Selling, general and administrative expenses as a percentage of net sales increased from 19.4% in the second quarter of 2007 to 21.4% in the second quarter of 2008 and from 20.3% in the six months ended June 30, 2007 to 21.2% in the same period in 2008 primarily due to the financial benefit in 2007 of the law suit settlement described above.
Amortization of Intangibles.
Amortization of intangibles increased $0.3 million during the three months ended June 30, 2008, compared to the same period in 2007 primarily due to an increase in identified amortizable intangible assets such as customer relationships and trade names associated with the acquisition of NGI USA in December of 2007.
Amortization of intangibles increased $1.8 million during the six months ended June 30, 2008 for the same reasons discussed above in addition to having a full six months impact of amortization related to the acquisition of MBC Precision Imaging which was acquired in March of 2007, and Imaging Technologies Services which was acquired in April of 2007.
Other Income.
Other income of $0.2 million for the six months ended June 30, 2008 is primarily related to the sale of the Autodesk sales department of our Imaging Technologies Services operating segment. The Autodesk sales department was sold in February of 2008 for $0.4 million and resulted in a gain of $0.2 million.
Interest Expense, Net.
Net interest expense remained consistent at $6.6 million during the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 compared to the same period in 2007, interest expense increased by $1.9 million primarily due to additional borrowings to finance acquisitions and additional capital leases. Specifically, we borrowed $18.0 million and $50.0 million to finance the acquisitions of MBC Precision Imaging and Imaging Technology Services in March 2007 and April 2007, respectively.

Income Taxes.
Our effective income tax rate increased from 37.2% and 37.0% for the three and six months ended June 30, 2007, respectively, to 37.6% and 37.9% for the three and six months ended June 30, 2008, respectively. The increase is primarily due to a higher blended state tax rate and to a Domestic Production Activities Deduction (“DPAD”) in our consolidated federal income tax return for the 2006 tax year. A discrete item of $0.2 million and $0.7 million related to the 2006 DPAD was reflected in the effective income tax rate in the three and six months ended June 30, 2007, respectively, due to our ability to claim the deduction for 2006 activities. The increase in the three months ended June 30, 2008 compared to the same period in 2007 was partially offset by a discrete item of $0.4 million related to an effectively settled tax position due to the closing of an income tax audit during the three months ended June 30, 2008.
Net Income.
Net income decreased to $18.9 million during the three months ended June 30, 2008, compared to $19.6 million in the same period in 2007, primarily due to the fact that 2007 second quarter results included a benefit of $1.4 million, net of taxes, related to a favorable settlement of two related lawsuits described above. During the six months ended June 30, 2008, net income increased $0.9 million to $37.4 million compared to $36.5 million for the same period in 2007 primarily due to net profits generated from the increase in sales, and the improved gross margin percentage, partially offset by the favorable settlement of two related lawsuits in the second quarter of 2007.
EBITDA.
EBITDA margin was 26.5% and 26.4% during the three and six months ended June 30, 2008, respectively, compared to 26.9% and 26.1% during the same periods in 2007. The EBITDA margins for the three and six months ended June 30, 2008 compared to the same periods in 2007 were positively impacted by the improved gross margin percentages, but negatively affected by the 2007 settlement benefit further described in Selling, General and Administrative Expenses.
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

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$61,485	$45,365

Net cash used in investing activities	$(21,637)	$(91,495)

Net cash (used in) provided by financing activities	$(47,831)	$50,914

Operating Activities
Net cash provided by operating activities for the six months ended June 30, 2008 primarily related to net income of $37.4 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2008 compared to the same period in 2007 was mainly due to our 10.2% increase in sales that were driven by acquisitions and our improved gross margins. Specifically, 2007 stand-alone acquisitions since March 31, 2007 contributed approximately $9.0 million to operating cash flows in 2008. Our days sales outstanding remained consistent at 50 days as of June 30, 2008, as compared to 50 days as of December 31, 2007. As sales volumes are typically low in the fourth quarter and ramp up in the first quarter and second quarter, we expect cash flows from operations as a percentage of sales to continue to improve in the coming quarters.

Investing Activities
Net cash of $21.6 million for the six months ended June 30, 2008, used in investing activities primarily relates to restricted cash of $13.5 million restricted for the formation of our Joint Venture with Unisplendor in China. Also impacting cash flows from investing activities is the acquisition of businesses, and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $5.5 million during the six months ended June 30, 2008. Cash payments for capital expenditures totaled $4.3 million for the six months ended June 30, 2008. Cash used in investing activities will vary depending on the timing and the size of acquisitions and joint ventures completed, and funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $47.8 million used in financing activities during the six months ended June 30, 2008, primarily relates to scheduled payments of $25.3 million on our debt agreements and capital leases and a $22.0 million pay down on our revolving credit facility. The timing and amount outstanding in our revolving credit agreement will typically depend on the timing and size of acquisitions consummated.
Our cash position, working capital, and debt obligations as of June 30, 2008, and December 31, 2007 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	June 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)

Cash and cash equivalents	$16,782	$24,802
Working capital	33,556	4,695

Borrowings from senior secured credit facilities	268,126	297,000
Other debt obligations	94,947	93,267

Total debt obligations	$363,073	$390,267

The increase of $28.9 million in working capital was primarily due to our 2008 cash flows from operations, that were partially used to pay down our $22.0 million revolving credit facility and a $3.8 million increase in receivables that was driven by our sales growth. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are our most significant element of working capital.
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
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At June 30, 2008, the interest rate swap agreement had a negative fair value of $1.6 million of which $0.5 million was recorded in accrued expenses and $1.1 million was recorded in other long-term liabilities.

Loans to us under the Credit Agreement will bear interest, at our option, at either i) the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or ii) LIBOR, plus, in each case, the applicable rate. The applicable rate will be determined based upon the leverage ratio for us (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default, all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Credit Agreement contains covenants which, among other things, require us to maintain a minimum interest coverage ratio of 2.25:1.00, minimum fixed charge coverage ratio of 1.10:1.00 and maximum leverage ratio of 3.00:1.00. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under, and cross-default to other, material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by us of our obligations thereunder. Our Credit Agreement is secured by substantially all of the assets of the Company.
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
During the six months ended June 30, 2008, we paid $22.0 million, exclusive of contractually scheduled payments, on its senior secured revolving credit facility.
Seller Notes. As of June 30, 2008, we had $33.4 million of seller notes outstanding, with a weighted average interest rate of 6.3% and maturities through June 2012. These notes were issued in connection with acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of June 30, 2008, we have potential future earnout obligations aggregating to approximately $7.5 million through 2010 if the sales and/or operating profits exceed the predetermined targets. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Chinese Joint Venture Agreement. We have entered into a joint venture agreement with Unisplendor Corporation Limited, a Chinese high-technology manufacturer and retailing company, to form a reprographics company in China. Upon approval of the joint venture by all applicable Chinese regulatory authorities, which we did not receive as of June 30, 2008, the joint venture will be formed. We have established a bank account in China and deposited $13.5 million in US dollars into the account. Such money is restricted for the formation of the joint venture, of which we will own a 65% controlling interest.
FIN 48 Liability. We have a $1.0 million contingent liability for uncertain tax positions.

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
Recent Accounting Pronouncements
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted the required provisions of SFAS 157 that became effective in our first quarter of 2008. The adoption of these provisions did not have a material impact on our Consolidated Financial Statements. For further information about the adoption of the required provisions of SFAS 157 see Note 7, “Fair Value Measurements” for further discussion.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We have not elected the fair value option for any of our eligible financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. We are currently evaluating the impact SFAS 141R will have on our future business combinations. In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 . SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. We do not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2009.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 . SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. We do not currently have any less than wholly-owned consolidated subsidiaries. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. We will implement the new standard effective in fiscal 2009.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 . This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective beginning with our first quarter of 2009. Early adoption is permitted. We are currently evaluating the impact of this standard on our Consolidated Financial Statements.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We are currently assessing the potential impacts of implementing this standard.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, this new standard may have on our Consolidated Financial Statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. We are currently assessing the potential impacts of implementing this standard.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At June 30, 2008, the interest rate swap agreement had a negative fair value of $1.6 million of which $0.5 million was recorded in accrued expenses and $1.1 million was recorded in other long-term liabilities.
As of June 30, 2008, we had $363.1 million of total debt and capital lease obligations, none of which bore interest at variable rates.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2008, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, these disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There were no significant changes to internal controls over financial reporting during the second quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the second quarter of 2008, we did not sell any unregistered securities.
Item 4. Submission of Matters to a Vote of Security Holders
On May 2, 2008, the annual meeting of the stockholders of the Company was held in Diablo, California. There were 45,114,119 shares of common stock outstanding on the record date and entitled to vote at the annual meeting. At the annual meeting, the stockholders voted as indicated below on the following matters:
(a) Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Proposal 1 in the proxy statement):

	VOTE FOR	VOTE WITHHELD

Sathiyamurthy Chandramohan	42,541,108	157,724
Kumarakulasingam Suriyakumar	42,607,241	91,591
Thomas J. Formolo	42,523,231	175,601
Dewitt Kerry McCluggage	42,608,676	90,156
Mark W. Mealy	42,607,472	91,360
Manuel Perez de la Mesa	42,608,835	89,997
Eriberto R. Scocimara	42,208,805	490,027
There were no abstentions and no broker non-votes.
(b) Ratification of the appointment of PricewaterhouseCoopers, LLP as the Company’s independent auditors for the fiscal year ending December 31, 2008 (included as Proposal 2 in the proxy statement):

For:	42,677,245
Against:	17,648
Abstain:	3,939
There were no broker non-votes.
This proposal was approved by a majority of the shares represented and voting (including abstention) with respect to this proposal, which shares voting affirmatively also constituted a majority of the required quorum.

Item 6. Exhibits
INDEX TO EXHIBITS

Number	Description

10.1	First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Jonathan Mather, effective April 17, 2008.*

10.2	First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective April 17, 2008.*

10.3	Amendment No. 2 to American Reprographics Company 2005 Employee Stock Purchase Plan dated May 2, 2008.*

10.4	Consulting Agreement between Sathiyamurthy Chandramohan and American Reprographics Company, dated July 24, 2008.*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2008.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Kumarakulasingam Suriyakumar
President and Chief Executive Officer

By:	/s/ Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

10.1	First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Jonathan Mather, effective April 17, 2008.*

10.2	First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective April 17, 2008.*

10.3	Amendment No. 2 to American Reprographics Company 2005 Employee Stock Purchase Plan dated May 2, 2008.*

10.4	Consulting Agreement between Sathiyamurthy Chandramohan and American Reprographics Company, dated July 24, 2008*

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith