Form 10-Q
period 2008-09-30
American Reprographics CO
filed 2008-11-07
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 5, 2008, there were 45,673,535 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$34,629	$24,802
Restricted cash	1,959	937
Accounts receivable, net of allowances of $5,566 and $5,092 at September 30, 2008 and December 31, 2007, respectively	97,179	97,934
Inventories, net	12,388	11,233
Deferred income taxes	5,793	5,791
Prepaid expenses and other current assets	16,156	10,234

Total current assets	168,104	150,931

Property and equipment, net	89,268	84,634
Goodwill	397,188	382,519
Other intangible assets, net	87,176	86,349
Deferred financing costs, net	3,868	5,170
Deferred income taxes	3,488	10,710
Other assets	2,156	2,298

Total assets	$751,248	$722,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,307	$35,659
Accrued payroll and payroll-related expenses	17,331	19,293
Accrued expenses	22,012	22,030
Current portion of long-term debt and capital leases	56,715	69,254

Total current liabilities	127,365	146,236

Long-term debt and capital leases	307,263	321,013
Other long-term liabilities	4,189	3,711
Minority interest (Note 4)	6,057	—

Total liabilities	444,874	470,960

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,673,535 and 45,561,773 shares issued and outstanding	46	46
Additional paid-in capital	84,231	81,153
Deferred stock-based compensation	(302)	(673)
Retained earnings	231,533	179,092
Accumulated other comprehensive income	(1,425)	(258)

	314,083	259,360
Less cost of common stock in treasury, 447,654 shares in 2008 and 2007	7,709	7,709

Total stockholders’ equity	306,374	251,651

Total liabilities and stockholders’ equity	$751,248	$722,611

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Reprographics services	$127,455	$131,655	$409,162	$384,690
Facilities management	30,977	29,241	91,737	84,581
Equipment and supplies sales	16,153	15,316	46,070	44,937

Total net sales	174,585	176,212	546,969	514,208
Cost of sales	104,570	103,548	318,263	298,948

Gross profit	70,015	72,664	228,706	215,260

Selling, general and administrative expenses	38,800	37,175	117,820	105,908
Amortization of intangible assets	2,987	2,423	8,988	6,619

Income from operations	28,228	33,066	101,898	102,733

Other income	(55)	—	(300)	—
Interest expense, net	6,180	6,872	19,885	18,675

Income before minority interest and income tax provision	22,103	26,194	82,313	84,058
Minority interest	(5)	—	(5)	—
Income tax provision	7,041	10,249	29,877	31,656

Net income	$15,067	$15,945	$52,441	$52,402

Earnings per share:
Basic	$0.33	$0.35	$1.16	$1.15

Diluted	$0.33	$0.35	$1.15	$1.14

Weighted average common shares outstanding:
Basic	45,066,654	45,486,012	45,054,425	45,429,238
Diluted	45,413,747	45,865,453	45,413,948	45,848,177
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock in	Stockholders’
	Shares	Par Value	Capital	Compensation	Earnings	Income	Treasury	Equity

Balance at December 31, 2007	45,561,773	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$251,651

Stock-based compensation	78,250	—	2,772	371	—	—	—	3,143
Issuance of common stock under Employee Stock Purchase Plan	1,812	—	27	—	—	—	—	27
Stock Options exercised	31,700	—	177	—	—	—	—	177
Tax benefit from exercise of stock options	—	—	102	—	—	—	—	102
Comprehensive Income:
Net income	—	—	—	—	52,441	—	—	52,441
Foreign currency translation adjustments	—	—	—	—	—	(387)	—	(387)
Fair value adjustment of derivative, net of tax effects	—	—	—	—	—	(780)	—	(780)

Comprehensive income								51,274

Balance at September 30, 2008	45,673,535	$46	$84,231	$(302)	$231,533	$(1,425)	$(7,709)	$306,374

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities
Net income	$52,441	$52,402
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for doubtful accounts	3,164	738
Depreciation	28,193	22,268
Amortization of intangible assets	8,988	6,619
Amortization of deferred financing costs	936	357
Minority interest	(5)	—
Stock-based compensation	3,143	2,578
Excess tax benefit related to stock options exercised	(102)	(1,541)
Deferred income taxes	6,498	2,278
Write-off of deferred financing costs	313	—
Litigation charge	—	612
Other non-cash items, net	(401)	(374)
Changes in operating assets and liabilities, net of effect of business acquisitions:		—
Accounts receivable	1,900	(10,837)
Inventory	1,251	(488)
Prepaid expenses and other assets	(4,795)	654
Accounts payable and accrued expenses	(6,261)	(4,146)

Net cash provided by operating activities	95,263	71,120

Cash flows from investing activities
Capital expenditures	(6,359)	(7,112)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(18,216)	(97,831)
Restricted cash	(1,022)	—
Other	946	345

Net cash used in investing activities	(24,651)	(104,598)

Cash flows from financing activities
Proceeds from stock option exercises	177	1,098
Proceeds from issuance of common stock under Employee Stock Purchase Plan	27	82
Excess tax benefit related to stock options exercised	102	1,541
Proceeds from borrowings under debt agreements	—	50,000
Payments on long-term debt agreements and capital leases	(38,507)	(20,154)
Net (repayments) borrowings under revolving credit facility	(22,000)	9,629
Payment of loan fees	(726)	(433)

Net cash (used in) provided by financing activities	(60,927)	41,763

Effect of foreign currency translation on cash balances	142	230

Net change in cash and cash equivalents	9,827	8,515
Cash and cash equivalents at beginning of period	24,802	11,642

Cash and cash equivalents at end of period	$34,629	$20,157

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$26,611	$28,738
Issuance of subordinated notes in connection with the acquisition of businesses	$7,653	$7,342
Change in fair value of derivative, net of tax effect	$(780)	$(95)
Contribution from minority owner	$6,062	$—
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
Basis of Presentation
The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
During recent months, financial markets throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability. These developments and the related general economic downturn may adversely impact the Company’s business and its financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of the Company’s customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with the Company. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact the Company’s ability to collect accounts receivable on a timely basis. The Company is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on the Company’s business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
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
Reclassifications
The Company reclassified certain amounts in the prior year financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statement of Income, as previously reported. The Company reclassified $1,135, the long-term portion of the interest rate swap liability at December 31, 2007, from accrued expenses to other long-term liabilities, to conform to the current presentation. The reclassification on the cash flow statement consisted of identifying net borrowings (repayments) under the revolving credit facility separately from borrowings and repayments under long-term debt agreements, identifying the allowance for doubtful accounts separately from other non-cash items and combining income taxes payable with accounts payable and accrued expenses.

2. Stock-Based Compensation
The American Reprographics Company 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At September 30, 2008, 2,553,093 shares remain available for grant under the Stock Plan.
In April 2008, the Company made its regular annual stock option grants which consisted of 350,000 stock options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock options vest ratably over a period of five years and expire 10 years after the date of grant. The Company also issued shares of restricted common stock at the prevailing market price in the amount of $916,800 or 60,000 shares, to the Company’s CFO in April of 2008 and $60,006, or 3,650 shares, to each of the five non-management board members in May of 2008. The shares of restricted stock issued to the Company’s CFO will vest on the fourth anniversary of the grant date; the shares of restricted stock granted to the non-management board members will vest one year from their grant date.
The impact of the stock based compensation to the Consolidated Statements of Income for the three months ended September 30, 2008 and 2007, before income taxes was $1.1 million and $1.0 million, respectively.
The impact of the stock based compensation to the Consolidated Statements of Income for the nine months ended September 30, 2008 and 2007, before income taxes was $3.1 million and $2.6 million, respectively.
As of September 30, 2008, total unrecognized compensation cost related to unvested stock-based payments totaled $12.1 million and is expected to be recognized over a weighted-average period of 3.2 years.
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
The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. During the nine months ended September 30, 2008, the Company issued 1,812 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $14.95 per share, resulting in $27 thousand of cash proceeds to the Company.
4. Acquisitions
In the first nine months of 2008, the Company acquired nine U.S. and one Canadian reprographics companies. The aggregate purchase price of such transactions, including related acquisition costs, amounted to approximately $23.2 million, excluding cash acquired for which the company paid $15.5 million in cash and issued $7.7 million of notes payable to the former owners of the acquired companies.
These acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired companies have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill.
On August 1, 2008, the Company commenced operations of UNIS Document Solutions Co., Ltd. (“UDS”), its business venture with Unisplendour Corporation Limited (“Unisplendour”). The purpose of UDS is to pair the digital document management solutions of the Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, the Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively. The Board of Directors of UDS is comprised of five directors, three of whom are appointed by the Company and two of whom are appointed by Unisplendour. The Company contributed $13.6 million of cash, while Unisplendor contributed the assets of its Engineering Product Division (“EPD”). These assets included EPD’s customer list, use of the UNIS name, and certain other assets.

The Company accounts for its investment in UDS under the purchase method of accounting, in accordance with SFAS 141 Business Combinations. UDS is consolidated in the Company’s financial statements from the date of commencement. Minority interest, which represents the 35 percent non-controlling interest in UDS, is reflected on our balance sheet, statement of income and statement of cash flows.
For U.S. income tax purposes, $18.8 million of goodwill and intangibles resulting from acquisitions completed during the nine months ended September 30, 2008 are amortized over a 15-year period.
The unaudited pro forma results presented below include the effects of 2007 and 2008 acquisitions as if they all had been consummated as of January 1, 2007. The pro-forma results include the amortization associated with the estimated value of acquired intangible assets and interest expense associated with debt used to fund the acquisition. However, pro forma results do not include any synergies or other expected benefits of the acquisition. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 1, 2007.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)

Net sales	$175,848	$197,436	$561,498	$603,267
Net income	15,112	16,524	52,943	54,737

Earnings per share — basic	$0.34	$0.36	$1.18	$1.20
Earnings per share — diluted	$0.33	$0.36	$1.17	$1.19
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
The changes in the carrying amount of goodwill from December 31, 2007 through September 30, 2008, are summarized as follows:

Goodwill
(Dollars in
thousands)

Balance at December 31, 2007	$382,519
Additions	14,884
Translation adjustment	(215)

Balance at September 30, 2008	$397,188

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
The Company performed its goodwill impairment analysis as of September 30. Based on the Company’s valuation of goodwill no impairment charges related to goodwill were recognized for the nine months ended September 30, 2008.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at September 30, 2008 and December 31, 2007, which continue to be amortized:

	September 30, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)
Amortizable other intangible assets:
Customer relationships	$94,965	$26,643	$68,322	$87,045	$19,098	$67,947
Trade names and trademarks	20,235	1,876	18,359	18,359	848	17,511
Non-Compete Agreements	1,278	783	495	1,278	387	891

	$116,478	$29,302	$87,176	$106,682	$20,333	$86,349

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years and thereafter are as follows:

2008	$2,973
2009	11,115
2010	9,907
2011	8,966
2012	8,084
Thereafter	46,131

$87,176

6. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (weighted average 7.2% interest rate at December 31, 2007); any unpaid principal and interest due December 6, 2012	$—	$22,000

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (weighted average 5.4% and 6.9% interest rate at September 30, 2008 and December 31, 2007, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	264,687	275,000

Various subordinated notes payable; weighted average 6.2% and 6.3% interest rate at September 30, 2008 and December 31, 2007, respectively; principal and interest payable monthly through June 2012	35,847	38,082

Various capital leases; weighted average 9.3% and 8.8% interest rate at September 30, 2008 and December 31, 2007, respectively; principal and interest payable monthly through April 2014	63,444	55,185

	363,978	390,267
Less current portion	(56,715)	(69,254)

	$307,263	$321,013

On December 6, 2007, the Company entered into a Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. The Company used proceeds under the Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the Second Amended and Restated Credit and Guaranty Agreement.
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
During the nine months ended September 30, 2008, the Company paid $22.0 million, exclusive of contractually scheduled payments, on its senior secured revolving credit facility.
7. Fair Value Measurements
In September 2006, the FASB issued SFAS 157 Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB issued FASB Staff Positions (FSP) 157-1, 157-2 and 157-3. FSP 157-1 amends SFAS 157 to exclude SFAS No. 13, Accounting for Leases , and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS 157 to fiscal years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, and FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company adopted SFAS 157 as of January 1, 2008, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. Non-recurring nonfinancial assets and nonfinancial liabilities for which the Company has not applied the provisions of SFAS 157 include those measured at fair value in goodwill impairment testing, and those initially measured at fair value in a business combination.
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

The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

At Fair Value as of September 30, 2008
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Liabilities	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Interest rate swap	$—	$2,848	$—	$2,848
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
As of September 30, 2008, $1,023 of the $2,848 fair value of the interest rate swap was recorded as a current liability in accrued expenses, and $1,825 was recorded in other long-term liabilities. The Company does not intend to terminate the interest rate swap agreement prior to its expiration date of December 6, 2012.
8. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
Our effective income tax rate decreased from 39.1% and 37.7% for the three and nine months ended September 30, 2007, respectively, to 31.9% and 36.3% for the three and nine months ended September 30, 2008, respectively. The decrease, in the three months ended September 30, 2008, is primarily due to a lower blended tax rate in relation to a discrete item of $1.4 million for federal and state income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones in prior years 2005, 2006 and 2007. During the three months ended September 30, 2008, the Company researched and determined that it qualified for these credits.
Additionally, a discrete item of $0.4 million is reflected in the effective income tax rate for the nine months ended September 30, 2008, related to an effectively settled tax position due to the closing of an income tax audit.
9. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of September 30, 2008, the Company has potential future earnout obligations aggregating to approximately $8.8 million through 2010 if predetermined financial targets are exceeded. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable, such treatment will change upon adoption of SFAS 141R.
FIN 48 Liability. The Company has a $1.1 million contingent liability for uncertain tax positions as of September 30, 2008.
Legal Proceedings. The Company is involved in various legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

10. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments and changes in the fair value of the financial derivative instrument, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the three and nine months ended September 30, 2008 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
	(Dollars in thousands)		(Dollars in thousands)

Net income	$15,067	$15,945	$52,441	$52,402
Foreign currency translation adjustments	(196)	394	(387)	609
Decrease in fair value of financial derivative instrument, net of tax effects	(777)	(161)	(780)	(95)

Comprehensive income	$14,094	$16,178	$51,274	$52,916

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
11. Earnings per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 1.5 million for the three and nine months ended September 30, 2008, were excluded from the calculation of diluted net income per common share because they were anti-dilutive. Stock options totaling 1.3 million for the three and nine months ended September 30, 2007, were excluded from the calculation of diluted net income per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Weighted average common shares outstanding during the period — basic	45,066,654	45,486,012	45,054,425	45,429,238
Effect of dilutive stock options	347,093	379,441	359,523	418,939

Weighted average common shares outstanding during the period — diluted	45,413,747	45,865,453	45,413,948	45,848,177

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
In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13- FSP FAS 157-1 amends the application of FASB Statement No. 157 to FASB Statement No.13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-1 is effective upon initial adoption of SFAS 157. The adoption of SFAS 157 within the scope of FSP 157-1 did not have any impact on the Consolidated Financial Statements.

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
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active - FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS 157 within the scope of FSP 157-3 did not have any impact on the Consolidated Financial Statements.
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
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. Upon adoption minority interest of $6.1 million will be reclassified to equity.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis included in our 2007 Annual Report on Form 10-K, and our 2008 first quarter report on Form 10-Q dated May 9, 2008, and our 2008 second quarter report on Form 10-Q dated August 8, 2008.
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
Actual results could differ materially from our current expectations. Factors that could cause actual results to differ materially from current expectations, include among others, the following: (i) general economic conditions, such as changes in construction spending, GDP growth, interest rates, credit availability, employment rates, office vacancy rates, and government expenditures; (ii) a downturn in the architectural, engineering and construction industry; (iii) competition in our industry and innovation by our competitors; (iv) our failure to anticipate and adapt to future changes in our industry; (v) failure to continue to develop and introduce new products and services successfully; (vi) our inability to charge for value-added services we provide our customers to offset potential declines in print volume; (vii) adverse developments affecting the State of California, including general and local economic conditions, macroeconomic trends, and natural disasters; (viii) our inability to successfully complete and manage our acquisitions or open new branches; (ix) our inability to successfully monitor and manage the business operations of our subsidiaries and uncertainty regarding the effectiveness of financial and management policies and procedures we established to improve accounting controls; (x) adverse developments concerning our relationships with certain key vendors; and (xi) the loss of key personnel and qualified technical staff.
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
We deliver these services through our specialized technology, more than 980 sales and customer service employees interacting with our customers every day, and more than 5,400 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 140,000 companies throughout North America.

Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired since the formation of the Company. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” program.
A significant component of our growth has been from acquisitions. In the first nine months of 2008, we paid $23.2 million in connection with ten new business acquisitions. In 2007, we acquired 19 businesses for $146.3 million. Each acquisition was accounted for using the purchase method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
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
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 80% of our net sales, with the remaining 20% consisting of sales to non-AEC markets (based on a compilation of approximately 80% of revenues from our divisions and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, credit availability, employment rates, office vacancy rates, and government expenditures. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $1.1 million and $1.0 million of stock based compensation expense, for the three months ended September 30, 2008 and 2007, respectively and $3.1 million and $2.6 million of stock based compensation expense, for the nine months ended September 30, 2008 and 2007, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT and EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
We use EBIT and EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level for U.S. operating segments. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating division-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Cash flows provided by operating activities	$33,778	$25,755	$95,263	$71,120
Changes in operating assets and liabilities	1,086	2,695	7,905	14,817
Non-cash (expenses) income, including depreciation and amortization	(19,797)	(12,505)	(50,727)	(33,535)
Income tax provision	7,041	10,249	29,877	31,656
Interest expense	6,180	6,872	19,885	18,675

EBIT	$28,288	$33,066	$102,203	$102,733
Depreciation and amortization	12,848	10,500	37,181	28,887

EBITDA	$41,136	$43,566	$139,384	$131,620
Interest expense	(6,180)	(6,872)	(19,885)	(18,675)
Income tax provision	(7,041)	(10,249)	(29,877)	(31,656)
Depreciation and amortization	(12,848)	(10,500)	(37,181)	(28,887)

Net income	$15,067	$15,945	$52,441	$52,402

The following is a reconciliation of net income to EBIT and EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Net income	$15,067	$15,945	$52,441	$52,402
Interest expense, net	6,180	6,872	19,885	18,675
Income tax provision	7,041	10,249	29,877	31,656

EBIT	$28,288	$33,066	$102,203	$102,733
Depreciation and amortization	12,848	10,500	37,181	28,887

EBITDA	$41,136	$43,566	$139,384	$131,620

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 (1)	2007	2008	2007

Net income margin	8.6%	9.1%	9.6%	10.2%
Interest expense, net	3.5	3.9	3.6	3.6
Income tax provision	4.0	5.8	5.5	6.2

EBIT margin	16.2	18.8	18.7	20.0
Depreciation and amortization	7.4	5.9	6.8	5.6

EBITDA margin	23.6%	24.7%	25.5%	25.6%

(1)	column does not foot due to rounding
Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008 (1)	2007	2008 (1)	2007

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.9	58.8	58.2	58.1

Gross profit	40.1	41.2	41.8	41.9
Selling, general and administrative expenses	22.2	21.0	21.5	20.6
Amortization of intangibles	1.7	1.4	1.6	1.3

Income from operations	16.2	18.8	18.6	20.0
Other income	—	—	(0.1)	—
Interest expense, net	3.5	3.9	3.6	3.6

Income before minority interest and income tax provision	12.7	14.9	15.0	16.4
Minority interest	—	—	—	—
Income tax provision	4.0	5.8	5.5	6.2

Net income	8.6%	9.1%	9.6%	10.2%

(1)	column does not foot due to rounding

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

	Three Months Ended				Nine Months Ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2008 (1)	2007 (1)	(In dollars)	(Percent)	2008 (1)	2007	(In dollars)	(Percent)
	(In millions)				(In millions)

Reprographics services	$127.5	$131.7	$(4.2)	-3.2%	$409.2	$384.7	$24.5	6.4%
Facilities management	31.0	29.2	1.8	6.2%	91.7	84.6	7.1	8.4%
Equipment and supplies sales	16.2	15.3	0.9	5.9%	46.1	44.9	1.2	2.7%

Total net sales	174.6	176.2	(1.6)	-0.9%	547.0	514.2	32.8	6.4%

Gross profit	70.0	72.7	(2.7)	-3.7%	228.7	215.3	13.4	6.2%
Selling, general and administrative expenses	38.8	37.2	1.6	4.3%	117.8	105.9	11.9	11.2%
Amortization of intangibles	3.0	2.4	0.6	25.0%	9.0	6.6	2.4	36.4%
Interest expense, net	6.2	6.9	(0.7)	-10.1%	19.9	18.7	1.2	6.4%
Income taxes	7.0	10.2	(3.2)	-31.4%	29.9	31.7	(1.8)	-5.7%
Net Income	15.1	15.9	(0.8)	-5.0%	52.4	52.4	0.0	0.0%
EBITDA	41.1	43.6	(2.5)	-5.7%	139.4	131.6	7.8	5.9%

(1)	column does not foot due to rounding
Net Sales.
Net sales decreased by 0.9% for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Net sales increased by 6.4% for the nine months ended September 30, 2008 compared to the same period in 2007.
In the three months ended September 30, 2008, while net sales decreased slightly overall, they were favorably impacted by sales growth of 7.4% from our stand alone acquisitions completed since September 30, 2007. The increase from stand alone acquisitions was offset by lower sales performance in our existing divisions primarily due to the continued weak economy and a more pronounced general slow down in the construction market.
In the nine months ended September 30, 2008, the increase in net sales was primarily due to two factors: first, our standalone acquisitions acquired since the beginning of 2007 as they contributed approximately 10.2% to our sales growth, and second, new sales acquired through our Premier Accounts program. The increase in sales due to standalone acquisitions was partially offset by a drop in sales in our existing locations as explained above.
Reprographics services. Net sales during the three months ended September 30, 2008 decreased by $4.2 million, compared to the three months ended September 30, 2007.
Net reprographics services sales during the nine months ended September 30, 2008 increased by $24.5 million, compared to the same period in 2007.
In the nine months ended September 30, 2008, the increase in net sales was due primarily to the expansion of our market share through acquisitions, and an increase in our digital sales. We acquired 19 businesses at various times throughout the year in 2007, and acquired 10 businesses in the first nine months of 2008, each with a primary focus on reprographics services. These acquired businesses added sales from their pre-existing customers to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Our Premier Accounts program also added significant new sales from new premier customers in the three and nine months ended September 30, 2008, contributing more than $1.2 million and $6.0 million of revenue respectively, compared to the same periods in 2007.
Overall reprographics services sales nationwide were negatively affected by the general softness in the economy and slow down in the construction market, which partially offset the sales increases described above for the nine months ended September 30, 2008 and caused the drop in revenue for the three months ended September 30, 2008. The largest negative contributor affecting reprographics services sales was the decrease in our Southern California region reprographics services sales of approximately $6.6 million and $12.1 million for the three and nine months ended September 30, 2008, respectively, resulting primarily from the downturn in residential construction in Southern California.

While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue, presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, but also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. During the three and nine months ended September 30, 2008 digital services revenue increased by $3.5 million and $11.3 million, respectively, over the same periods in 2007.
Facilities management. On-site, or facilities management services, continued to post solid dollar volume and period-over-period percentage gains in the three and nine months ended September 30, 2008. Specifically, sales for the three months ended September 30, 2008, compared to the same period in 2007 increased by $1.8 million or 6.2%. Sales for the nine months ended September 30, 2008, compared to the same period in 2007 increased by $7.1 million or 8.4%. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 300 and 800 facilities management accounts during the three and nine months ended September 30, 2008, respectively, bringing our total FM accounts to approximately 5,400 as of September 30, 2008. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. We believe this service segment will continue to have strong sales growth in the foreseeable future.
Equipment and supplies sales. During the three month period ended September 30, 2008, our equipment and supplies sales increased by $0.9 million or 5.9% as compared to the same period in 2007. In the nine month period ending September 30, 2008, equipment and supplies sales increased by $1.2 million or 2.7%, compared to the same period in 2007. During the three and nine months ended September 30, 2008, the increase in equipment and supplies sales was due primarily to the commencement of operations of UDS during the third quarter of 2008. UDS had sales of equipment and supplies of $1.8 million during the three months ended September 30, 2008. Here in the U.S., facilities management sales programs have made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service accounts. To date, the Chinese market has shown a preference for owning reprographics equipment when they bring it “in-house.” Excluding the impact of acquisitions and continuing equipment and supply sales in China, we do not anticipate growth in equipment and supplies sales in the U.S. as we are placing more focus on facilities management sales programs.
Gross Profit.
Our gross profit and gross profit margin was $70.0 million and 40.1% during the three months ended September 30, 2008, compared to $72.7 million and 41.2% during the same period in 2007, on a sales decline of $1.6 million. The primary driver of the decrease in gross margins was the absorption of overhead resulting from the drop in sales, excluding the impact of acquisitions. Depreciation was the primary component of the overhead absorption costs and represented 100 of the 110 basis points drop in gross profit.
During the nine month period ended September 30, 2008, gross profit increased to $228.7 million, compared to $215.3 million during the same period in 2007, on sales growth of $32.8 million. During the nine month period ended September, 30, 2008, gross profit margin decreased slightly to 41.8%, compared to 41.9% during the same period in 2007. Comparing the nine months ended September 30, 2008 with the same period last year, material costs as a percentage of sales decreased by approximate 80 basis points primarily due to a favorable product mix. Specifically, higher margin digital sales and lower margin equipment and supplies sales comprised 7.7% and 8.4%, respectively, of total sales for the nine months ended September 30, 2008 compared to 6.0% and 8.7%, respectively, for the same period in 2007.
The increase in gross margins during the nine month period ending September 30, 2008, was offset by two factors. First, the dilutive impact of acquisitions which carry lower gross margins than existing operating divisions. The dilutive impact of stand alone acquisitions completed since March 31, 2007, amount to 80 basis points. Until our typical performance standards can be applied, such acquisitions temporarily depress gross margins, as do new branch openings and fold-in acquisitions. The second factor was the drop in sales and corresponding overhead absorption costs during the third quarter, as explained above.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses increased by $1.6 million or 4.3% during the third quarter of 2008 over the same period in 2007. The increase is primarily due to an increase in bad debt expense of approximately $1.0 million primarily related to the continued deterioration of the residential home building industry and the general softness in the economy. Some of our customers have been slow paying due to liquidity issues. All other selling, general and administrative expenses were relatively consistent with prior year in dollar amount or as a percentage of sales.

Selling, general and administrative expenses increased by $11.9 million or 11.2% during the nine months ended September 30, 2008 over the same period in 2007. The increase during the nine month period ended September 30, 2008, is primarily due to our market expansion through acquisitions. Specifically, expenses increased in administrative and sales salaries and commissions by $4.3 million which was in line with our sales growth during the nine months ended September 30, 2008 and an increase of $0.6 million in stock based compensation. Additionally, during the nine months ended September 30, 2008, compared to the same period in 2007, we incurred an increase in bad debt expenses of approximately $2.4 million related to the issues noted above. Also contributing to the increase in selling, general and administrative expense was a $3.3 million favorable settlement of two related lawsuits in the second quarter of 2007. Excluding costs related to that litigation, which included legal fees and compensation payments related to the settlement, the settlement returned a $1.7 million benefit to the company for the six months ended June 30, 2007. For more information on the details of these lawsuits and settlement, please refer to Note 7 “Commitments and Contingencies” to our consolidated financial statements included in our 2007 Annual Report on Form 10-K.
Selling, general and administrative expenses as a percentage of net sales increased from 21.0% in the third quarter of 2007 to 22.2% in the third quarter of 2008 and from 20.6% in the nine months ended September 30, 2007 to 21.5% in the same period in 2008 primarily due to the increase in bad debt expense and the financial benefit in 2007 of the lawsuit settlement described above.
Amortization of Intangibles.
Amortization of intangibles increased $0.6 million during the three months ended September 30, 2008, compared to the same period in 2007 due to acquisitions completed since September 30, 2007, which resulted in an increase in identified amortizable intangible assets such as customer relationships and trade names. Specifically, the acquisitions of NGI USA, in December of 2007, and Hudson Blueprint Company, in July of 2008, were the primary factors for the increase in amortization expense.
Amortization of intangibles increased $2.4 million during the nine months ended September 30, 2008, for the same reasons discussed above, in addition to having a full nine months impact of amortization from 2007 acquisitions. In addition to the acquisitions noted above, the acquisitions of MBC Precision Imaging in March of 2007, and of Imaging Technologies Services in April of 2007, were the primary factors for the increase in amortization expense for the nine months ended September 30, 2008.
Other Income.
Other income of $0.3 million for the nine months ended September 30, 2008 is primarily related to the sale of the Autodesk sales department of our Imaging Technologies Services operating segment. The Autodesk sales department was sold in February of 2008 for $0.4 million and resulted in a gain of $0.2 million.
Minority Interest.
Minority interest represents 35% of the profit or (loss) of the non-controlling interest of UDS, which commenced operations on August 1, 2008.
Interest Expense, Net.
Net interest expense decreased $0.7 million during the three months ended September 30, 2008 compared to the same period in 2007 primarily due to a decrease in our effective annual interest rate of approximately 100 basis points with respect to our credit facility as a result of our refinancing of our credit facility in December 2007. This was partially offset by a net increase in capital leases for our operations and subordinated notes payable related to business acquisitions.
For the nine months ended September 30, 2008 compared to the same period in 2007, net interest expense increased by $1.2 million primarily due to a weighted average increase of approximately $60 million in our interest bearing debt comprised of capital leases for our operations and bank debt and subordinated notes payable for business acquisitions which was partially offset by a decrease of approximately 80 basis points in our effective annual interest rate primarily due to our refinancing of our $350 million credit facility in December 2007.
Income Taxes.
Our effective income tax rate decreased from 39.1% and 37.7% for the three and nine months ended September 30, 2007, respectively, to 31.9% and 36.3% for the three and nine months ended September 30, 2008, respectively. The decrease, in the three months ended September 30, 2008, is primarily due to a lower blended tax rate in relation to a discrete item of $1.4 million for federal and state income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones in prior years 2005, 2006 and 2007. During the three months ended September 30, 2008, the Company researched and determined that we qualified for these credits.
Additionally, a discrete item of $0.4 million is reflected in the effective income tax rate for the nine months ended September 30, 2008, related to an effectively settled tax position due to the closing of an income tax audit.

Net Income.
Net income decreased to $15.1 million during the three months ended September 30, 2008, compared to $15.9 million in the same period in 2007, primarily due to the drop in gross margins and the increase in bad debt expense, partially offset by the tax credit explained above. During the nine months ended September 30, 2008 and September 30, 2007, net income remained consistent at $52.4 million despite the increase in sales, due to the fact that 2007 included a benefit of $1.0 million, net of taxes, related to a favorable settlement of two related lawsuits described above.
EBITDA.
EBITDA margin was 23.6% and 25.5% during the three and nine months ended September 30, 2008, respectively, compared to 24.7% and 25.6% during the same periods in 2007. The EBITDA margin for the three months ended September 30, 2008 compared to the same periods in 2007 were negatively impacted by the 120 basis points increase in selling, general and administrative expenses as a percentage of sales that were driven by the increase in bad debt expense.
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

	Nine Months Ended
	September 30,
	2008	2007
	(Unaudited)
	(Dollars in thousands)

Net cash provided by operating activities	$95,263	$71,120

Net cash used in investing activities	$(24,651)	$(104,598)

Net cash (used in) provided by financing activities	$(60,927)	$41,763

Operating Activities
Net cash provided by operating activities for the nine months ended September 30, 2008 primarily related to net income of $52.4 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2008 compared to the same period in 2007 was mainly due to our 6.4% increase in sales that was driven by acquisitions and improved accounts receivable collection efforts. Specifically, 2007 stand alone acquisitions since March 31, 2007 contributed more than $12.0 million to operating cash flows in 2008. As evidence of our improved collection efforts, our days sales outstanding of 50 days as of September 30, 2008 reflects a 3 day improvement, as compared to 53 days as of September 30, 2007. With the down turn in the general economy we will continue to focus on our accounts receivable collections.
Investing Activities
Net cash of $24.7 million, for the nine months ended September 30, 2008, used in investing activities primarily relates to the acquisition of businesses, and capital expenditures at all our operating divisions. Payments for businesses acquired, net of cash acquired and including other cash payments and earn out payments associated with acquisitions, amounted to $18.2 million during the nine months ended September 30, 2008. Cash payments for capital expenditures totaled $6.4 million for the nine months ended September 30, 2008. Cash used in investing activities will vary depending on the timing and the size of acquisitions and funds required to finance our business expansion will come from operating cash flows and additional borrowings.

Financing Activities
Net cash of $60.9 million used in financing activities during the nine months ended September 30, 2008, primarily relates to scheduled payments of $38.5 million on our debt agreements and capital leases and a $22.0 million pay down on our revolving credit facility. The timing and amount outstanding in our revolving credit agreement will typically depend on the timing and size of acquisitions consummated.
Our cash position, working capital, and debt obligations as of September 30, 2008, and December 31, 2007 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	September 30, 2008	December 31, 2007
	(Unaudited)
	(Dollars in thousands)

Cash and cash equivalents	$34,629	$24,802
Working capital	40,739	4,695

Borrowings from senior secured credit facilities	264,687	297,000
Other debt obligations	99,291	93,267

Total debt obligations	$363,978	$390,267

The increase of $36.0 million in working capital, in 2008, was primarily due to our cash flows from operations. We used these cash flows partially to pay down our $22.0 million revolving credit facility and to increase our cash by $9.8 million. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are the most significant element of our working capital.
We believe that our cash flow provided by operations will be adequate to cover the next twelve months working capital needs, debt service requirements and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which has an available balance of over $71.0 million as of September 30, 2008, or the issuance of additional debt.
During recent months, financial markets throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with us. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
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
Debt Obligations
Senior Secured Credit Facilities. On December 6, 2007, we entered into a Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the Credit Agreement in the amount of $289.4 million to prepay in full all principal and interest payable under the Second Amended and Restated Credit Agreement.
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At September 30, 2008, the interest rate swap agreement had a negative fair value of $2.8 million of which $1.0 million was recorded in accrued expenses and $1.8 was recorded in other long term liabilities.
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
During the nine months ended September 30, 2008, we paid $22.0 million, exclusive of contractually scheduled payments, on the senior secured revolving credit facility.
Seller Notes. As of September 30, 2008, we had $35.9 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities through June 2012. These notes were issued in connection with acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2008 and December 31, 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of September 30, 2008, we have potential future earnout obligations aggregating to approximately $8.8 million through 2010 if predetermined financial targets are exceeded. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable, such treatment will change upon adoption of SFAS 141R.
FIN 48 Liability. We have a $1.1 million contingent liability for uncertain tax positions.
Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13- FSP FAS 157-1 amends the application of FASB Statement No. 157 to FASB Statement No.13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-1 is effective upon initial adoption of SFAS 157. The adoption of SFAS 157 within the scope of FSP 157-1 did not have any impact on the Consolidated Financial Statements.
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
In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active - FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of SFAS 157 within the scope of FSP 157-3 did not have any impact on the Consolidated Financial Statements.
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
In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards that require: (i) noncontrolling interests to be reported as a component of equity; (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is to be applied prospectively at the beginning of the first annual reporting period on or after December 15, 2008. Upon adoption, minority interest of $6.1 million will be reclassified to equity.
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
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At September 30, 2008, the interest rate swap agreement had a negative fair value of $2.8 million of which $1.0 million was recorded in accrued expenses and $1.8 million was recorded in other long-term liabilities.
As of September 30, 2008, we had $364.0 million of total debt and capital lease obligations, none of which bore interest at variable rates.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2008, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, these disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting
There were no significant changes to internal controls over financial reporting during the third quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II
Item 1. Legal Proceedings
We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Adverse global economic conditions and disruption of financial markets could result in a negative impact on our business and results of operations.
During recent months, financial markets throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways, including impacts beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current tightening of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under agreements with us. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
There have been no other material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the third quarter of 2008, we did not sell any unregistered securities.

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

SIGNATURE PAGE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 7, 2008.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

By:	/s/ Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

31.1	Certification by the Chief Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

31.2	Certification by the Chief Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934. *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith