Form 10-K
period 2008-12-31
American Reprographics CO
filed 2009-02-27
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of $16.65 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $608,147,843.
As of February 23, 2009, there were 45,227,156 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be held on April 30, 2009 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

AMERICAN REPROGRAPHICS COMPANY
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2008

AMERICAN REPROGRAPHICS COMPANY
2008 ANNUAL REPORT ON FORM 10-K
In this Annual Report on Form 10-K, “American Reprographics Company,” “ARC,” “the Company,” “we,” “us,” and “our” refer to American Reprographics Company, a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise dictates.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “could, and variations of such words and similar expressions as they relate to our management or to the Company are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
Except where otherwise indicated, the statements made in this Annual Report on Form 10-K are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as well as our proxy statements.
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC American Reprographics Company ® “, “PlanWell ® ,” “PlanWell PDS ® ,” “PlanWell Enterprise SM ,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with the operation of our divisions. This report also includes trademarks, service marks and trade names of other companies.

PART I
Item 1. Business
Our Company
We are the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. We also provide these services to companies in non-AEC industries, such as technology, financial services, retail, entertainment, and food and hospitality that require sophisticated document management services similar to our core AEC offerings. Reprographics services typically encompass the digital management and reproduction of construction documents or other graphics-related material and the corresponding finishing and distribution services. The business-to-business services we provide to our customers include document management, document distribution and logistics and print-on-demand. We also combine these services and offer them on-site in our customers’ offices. We often refer to this service line as “facilities management.” We provide our core services through our suite of reprographics technology products, a network of approximately 300 locally branded reprographics service centers, and more than 5,600 facilities management programs at our customers’ locations. We also sell reprographics equipment and supplies to complement our full range of service offerings. Our services are critical to our customers because they shorten their document processing and distribution time, improve the quality of their document information management, and provide a secure, controlled document management environment.
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
As of December 31, 2008, we operated 299 reprographics service centers, including 291 service centers in 206 cities in 39 states throughout the United States and the District of Columbia, eight reprographics service centers in Canada, one in United Kingdom and a joint venture company in China with three locations. Our reprographics service centers are located in close proximity to the majority of our customers and offer pickup and delivery services within a 15 to 30 mile radius. These service centers are arranged in a hub and satellite structure and are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service approximately 160,000 active customers and employ approximately 4,500 people, including a sales and customer service staff of approximately 800 employees.
In terms of revenue, number of service facilities and number of customers, we believe we are the largest company in our industry, operating in at least ten times as many cities and with more than nine times the number of service facilities as our next largest competitor. We believe that our national footprint, our suite of reprographics technology products, and our value-added services, including logistics and facilities management, provide us with a distinct competitive advantage.
While we began our operations in California and currently derive approximately 36% of our net sales from our operations in that state, we have continued to expand our geographic coverage and market share by entering complementary markets through strategic acquisitions of high-quality companies with well-recognized local brand names and, in most cases, more than 25 years of operating history. Since 1997, we have acquired more than 130 companies. It is our preferred practice to maintain the senior management of companies we acquire. As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening.
Our main office is located at 1981 N. Broadway, Suite 385, Walnut Creek, California, 94596, and our telephone number at that location is (925) 949-5100.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. The SEC’s internet site is www.sec.gov.
Our internet address is www.e-arc.com. You can access our Investor Relations webpage through our website, www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page. We make available free of charge, through our Investor Relations webpage, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a printed copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations by telephone at 925-945-5100 or in writing to 1981 N. Broadway, Suite 385, Walnut Creek, California 94596, Attention: David Stickney, Vice President of Corporate Communications.

Corporate Background and Reorganization
Our predecessor, Ford Graphics, a sole proprietorship, was founded in Los Angeles, California in 1960. In 1967, that sole proprietorship was dissolved and a new corporate structure was established under the name Micro Device, Inc., which continued to provide reprographics services under the name Ford Graphics. In 1989, we purchased Micro Device, Inc., and in November 1997 our company was recapitalized as a California limited liability company, with management retaining a 50% ownership position and the remainder owned by outside investors.
In February 2005, we reorganized from American Reprographics Holdings, L.L.C., a California limited liability company, or Holdings, into a Delaware corporation, American Reprographics Company. In the reorganization, the members of Holdings exchanged their common units and options to purchase common units for shares of our common stock and options to purchase shares of our common stock. As part of our reorganization, all outstanding warrants to purchase common units of Holdings were exchanged for shares of our common stock. We conduct our operations through our wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, or Opco, and its subsidiaries.
Acquisitions
In addition to growing the business organically, we have pursued acquisitions to expand and complement our existing service offerings and to expand our geographic locations where we believe we could be a market leader. Since 1997, we have acquired more than 130 companies. Our recent acquisitions include 19 reprographics companies acquired in 2007 for an aggregate purchase price of $146.3 million, and 13 reprographics companies acquired in 2008 for an aggregate purchase price of $31.9 million.
On August 1, 2008, our Company commenced operations of UNIS Document Solutions Co., Ltd. (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour” or “UNIS”). The purpose of UDS is to pair the online and software applications and digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry.
All aggregate purchase price figures include acquisition related costs. None of our acquisitions were related or contingent upon any other acquisitions. See Note 3 to our consolidated financial statements for further details concerning our acquisitions.
Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
Industry Overview
According to the International Reprographics Association, or IRgA, the reprographics industry in the United States is estimated to be approximately $4.5 billion in size. The IRgA indicates that the reprographics industry is highly fragmented, consisting of approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. Since construction documents are the primary medium of communication for the AEC industry, demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry which, in turn, is driven by macroeconomic trends such as gross domestic product, or GDP, growth, interest rates, job creation, office vacancy rates, and tax revenues. According to FMI Corporation, or FMI, a consulting firm to the construction industry, construction industry spending “put in place” in the United States for 2008 was estimated at $1.0 trillion, with expenditures divided between residential construction at 36% and commercial and public, or non-residential, construction at 64%. The $4.5 billion reprographics industry is approximately 0.4% of the $1.0 trillion construction industry in the United States. Our AEC revenues are most closely correlated to the non-residential sectors of the construction industry, which sectors are the largest users of reprographics services. According to FMI, the non-residential sectors of the United States construction industry are projected to decline between 5% and 13% in the next two years, and up to 22% in specific commercial building sectors such as commercial and office buildings.
Market opportunities for business-to-business document management services such as ours continue to expand into non-AEC industries. For example, non-AEC customers are increasingly using large and small format color imaging for point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials as these services have become more efficient and available on a short-run, on-demand basis through digital technology. As a result, we believe that our addressable market is substantially larger than the core AEC reprographics market. We believe that the growth of non-AEC industries is generally tied to growth in the United States GDP, which is estimated to have decreased by 3.8% as of the fourth quarter of 2008.

Our Competitive Strengths
We believe that our competitive strengths include the following:
•	Leading Market Position in Fragmented Industry. Our size and national footprint provide us with significant purchasing power, economies of scale, the ability to invest in industry-leading technologies, and the resources to service large, national customers.

•	Leader in Technology and Innovation. We believe several of our technology products are well positioned to become industry standards for managing and procuring reprographics services within the AEC industry, as well as managing reprographic shops themselves. We have developed other proprietary software applications that complement these applications which has enabled us to improve the efficiency of our services, add services and increase our revenue.

•	Extensive National Footprint with Regional Expertise. Our national network of service centers maintains local customer relationships while benefiting from centralized corporate functions and national scale. Our service facilities are organized as hub and satellite structures within individual markets, allowing us to balance production capacity and minimize capital expenditures through technology-sharing and the consolidation of administrative and accounting functions among our service centers within each market or region. In addition, we serve our national and regional customers under a single contract through our Premier Accounts business unit, while offering centralized access to project specific services, billing, and tracking information.

•	Flexible Operating Model. By promoting regional decision making for marketing, pricing, and selling practices, we remain responsive to our customers while benefiting from the cost structure advantages of our centralized administrative functions. Our flexible operating model also allows us to capitalize on any business environment, quickly scaling up or down as needed within a given marketplace.

•	Consistent, Strong Cash Flow. Through management of our inventory and receivables and our low capital expenditure requirements, we have consistently generated strong cash flow from operations after capital expenditures regardless of industry and economic conditions.

•	Low Cost Operator. We believe we are one of the lowest cost operators in the reprographics industry. We have achieved this status by minimizing branch level expenses and capitalizing on our significant scale for purchasing efficiencies.

•	Experienced Management Team and Highly Trained Workforce. Members of our executive and divisional senior management team have an average of more than 20 years of industry experience. It is also our preferred practice to maintain the senior management of the companies we acquire.
Our Services
Reprographics services typically encompass the digital management and reproduction of graphics-related material and corresponding finishing and distribution services. We provide these business-to-business services to our customers in three major categories: document management, document distribution and logistics, and print-on-demand.
Document Management. We store, organize, print and track AEC and non-AEC project documents using a variety of digital tools and our industry expertise. The documents we manage are typically larger than 11"×17”, requiring specialized production equipment, and the documents are iterative in nature; frequently 10 or more versions of a single document must be tracked and managed throughout the course of a project.
Document Distribution and Logistics. We provide fully-integrated document distribution and logistics, which consist of tracking document users, packaging prints, addressing and coordinating services for shipment (either in hard copy or electronic form), as well as local pick-up and delivery of documents to multiple locations within tight time constraints.
Print-on-demand. We produce small and large-format documents in black and white or color using digital scanning and printing devices. We can reproduce documents when and where they are needed by balancing production capacity between the high-volume equipment in our network of reprographics service centers, sending production jobs from one location to another, as well as producing work on equipment placed in our customers’ facilities.
On-site Services. Frequently referred to as facilities management, or FMs, this service includes any combination of the above services supplied on-site at our customers’ locations.

These broad categories of services are provided to our AEC industry customers, as well as to our customers in non-AEC industries that have similar document management and production requirements. Our AEC customers work primarily with high volumes of large-format construction plans and small-format specification documents that are technical, complex, constantly changing and frequently confidential. Our non-AEC customers generally require services that apply to black and white and color small format documents, promotional documents of all sizes, and the digital distribution of document files to multiple locations for a variety of print-on-demand needs including short-run digital publishing.
These services include:
•	PlanWell Enterprise (PlanWell), our proprietary, internet-based planroom launched in June 2000, and our suite of other reprographics software products that enable online purchase and fulfillment of document management services.

•	Production services, including print-on-demand, document assembly, document finishing, mounting, laminating, binding, and kitting.

•	Document distribution and logistics, including the physical pick-up, delivery, and shipping of time-sensitive, critical documents. Documents can be digitally transferred from one service facility to another to balance production capacity or take advantage of a “distribute and print” operating system.

•	Highly customized large and small format reprographics in color and black and white. This includes digital reproduction of posters, tradeshow displays, plans, banners, signage and maps.

•	Facilities management, including recurring on-site document management services and staffing at our customers’ locations.

•	Sales of reprographics equipment and supplies and licensing of software to other reprographics companies and end-users in the AEC industry.

•	The design and development of other document management and reprographics software, in addition to PlanWell, that supports ordering, tracking, job estimating, and other customer-specific accounting information for a variety of projects and services. These proprietary applications include:
•	Electronic Work Order (EWO), which offers our customers access to the services of all of our service centers through the internet.

•	MetaPrint Abacus, which provides a suite of software modules for reprographers and their customers to track documents produced from equipment installed as a part of a facilities management program.

•	BidCaster “Invitation-to-Bid” (ITB), a data management internet application inside PlanWell Enterprise that issues customizable “invitations to bid” from a customer’s desktop using email and a hosted fax server.

•	MetaPrint Print Automation and Device Manager, a universal print driver that facilitates the printing of documents with output devices manufactured by multiple vendors, and allows the reprographer to print multiple documents in various formats as a single print submission.

•	OneView Document Access and Customer Administration System, an internet-based application that leverages the security attributes of PlanWell to provide a single point of access to all of a customer’s project documents inside PlanWell planrooms, regardless of which of our local production facilities stores the relevant documents.

•	Sub-Hub, an internet-based application that notifies subscribers of upcoming construction jobs in their markets and allows them to view plans online and order paper copies from a reprographer.
To further support and promote our major categories of services, we also:
•	License our suite of reprographics technology products, including our flagship online planroom, PlanWell, to independent reprographers.

•	Operate PEiR (Profit and Education in Reprographics) Group, a trade organization wholly-owned by us, through which we charge membership fees and provide purchasing, technology and educational benefits to other reprographers. PEiR members are required to license PlanWell and may purchase equipment and supplies at a lower cost than they could obtain independently. We also distribute our educational programs to PEiR members to help establish and promote best practices within the reprographics industry.

Customers
Our business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2.5% of our net sales in 2008.
We have a geographic concentration risk as sales in California, as a percentage of total sales, were approximately 36%, 42% and 46% for the years ended December 31, 2008, 2007 and 2006, respectively.
Operations
Geographic Presence. We operate 299 reprographics service centers, including 291 service centers in 206 cities in 39 states throughout the United States and in the District of Columbia, eight service centers in Canada, one in United Kingdom and we also have a business venture in China with three locations. Our reprographics service centers are located in close proximity to the majority of our customers and offer pick-up and delivery services within a 15 to 30 mile radius. In our three prior fiscal years, sales outside the United States have been minimal, amounting to $24.2 million, $13.2 million and $7.7 million for the years ending December 31, 2008, 2007, and 2006, respectively.
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
Our primary vendors of equipment, maintenance services and reprographics supplies include Oce N.V., Azerty, and Xpedx, a division of International Paper Company. We have long-standing relationships with all of our suppliers and we believe we receive favorable prices as compared to our competition due to the large quantities we purchase and strong relationships with our vendors. Significant market fluctuations in our raw material costs have historically been limited to paper prices and we have typically maintained strong gross margins as the result of our ability to pass increased material costs through to our customers.

Sales and Marketing
Divisional Sales Force. We market our products and services throughout the United States through localized sales forces and marketing efforts at the divisional level. We had approximately 800 sales and customer service representatives as of December 31, 2008. Each sales force generally consists of a sales manager and a staff of sales and customer service representatives that target various customer segments. Depending on the size of the operating division, a sales team may be as small as two people or as large as 35 or more people. Sales teams serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.
Premier Accounts. To further enhance our market share and service portfolio on a national level, we operate a “Premier Accounts” business unit. Designed to meet the requirements of large regional and national businesses, we established this operating division to take advantage of growing globalization within the AEC market, and to establish ourselves at the corporate level as the leading national reprographer with extensive geographic and service capabilities. Premier Accounts allow us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. As of December 31, 2008, we maintained 31 national customers through Premier Accounts.
PEiR Group. We established the PEiR Group in July 2003, a separate operating division of our corporate structure, that is a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors, PEiR members are required to license PlanWell technology, facilitating the promotion of our applications as industry standards. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry. As of December 31, 2008, the PEiR Group had 160 domestic and international members.
Competition
According to the IRgA, most firms in the United States reprographics services industry are small, privately-held entrepreneurial businesses. The larger reprographers in the United States, besides ourselves, include Service Point USA, a subsidiary of Service Point Solutions, S.A., Thomas Reprographics, Inc., ABC Imaging, LLC, and National Reprographics Inc. While we have no nationwide competitors, we do compete at the local level with a number of privately-held reprographics companies, commercial printers, digital imaging firms, and to a limited degree, retail copy shops. Competition is primarily based on customer service, technological leadership, product performance and price. See Item 1A — “Risk Factors — Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.”
Research and Development
We believe that to compete effectively we must continue to innovate, and thus conduct research and development into our services. Our research and development efforts are focused on improving and enhancing PlanWell and our other technology products, as well as developing new proprietary services. As of December 31, 2008, we employed 50 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. In total, research and development amounted to $5.1 million, $5.5 million and $3.7 million during the fiscal years ended December 31, 2008, 2007 and 2006, respectively.
Proprietary Rights
Our success depends on our proprietary information and technology. We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. Our PlanWell license agreements grant our customers a nonexclusive, nontransferable, limited license to use our products and receive our services and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our proprietary technologies. We retain all title and rights of ownership in our software products. In addition, we enter into agreements with some of our employees, third-party consultants and contractors that prohibit the disclosure or use of our confidential information and require the assignment to us of any new ideas, developments, discoveries or inventions related to our business. We also require other third parties to enter into nondisclosure agreements that limit use of, access to, and distribution of our proprietary information. We also rely on a variety of technologies that are licensed from third parties to perform key functions.
We have registered our “American Reprographics Company” combined name and design as a trademark with the United States Patent and Trademark Office (USPTO), and we have registered “PlanWell” and “PlanWell PDS” as trademarks with the USPTO and in Canada, Australia and the European Union. We have also registered “Sub-Hub” as a service mark with the USPTO, in the European Union, United Kingdom, Benelux and Mexico, and we have applied for registration in Canada. Additionally, we have registered “MetaPrint” as a trademark with the USPTO and we have applied for registration of “MetaPrint” as a trademark in the European Union and China.
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

Information Technology
We operate two technology centers in Silicon Valley to support our reprographics services and software development. We also have a facility in Kolkata, India which gives us a powerful and cost effective resource to support our technology development. Our technology centers also serve as design and development facilities for our software applications, and house our North American database administration team and networking engineers.
From these technology centers, our technical staff is able to remotely manage, control and troubleshoot the primary databases and connectivity of each of our operating divisions. This allows us to avoid the costs and expenses of employing costly database administrators and network engineers in each of our service facilities.
All of our reprographics service centers are connected via a high performance, dedicated wide area network, with additional capacity and connectivity through a virtual private network to handle customer data transmissions and e-commerce transactions. Our technology centers use both commonly available software and custom applications running in a clustered computing environment and employ industry-leading technologies for redundancy, backup and security.
Employees
As of December 31, 2008, we had approximately 4,500 employees, 20 of whom are covered by two collective bargaining agreements. The collective bargaining agreement with our subsidiary, Ridgway’s, LLC covers nine employees and expires November 20, 2011, and the collective bargaining agreement with our subsidiary, BPI Repro, LLC, covers 11 employees and expires on December 4, 2009. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of February 27, 2009:

Name	Age	Position
Kumarakulasingam Suriyakumar	55	Chairman, President and Chief Executive Officer
Jonathan R. Mather	58	Chief Financial Officer and Secretary
Rahul K. Roy	49	Chief Technology Officer
Dilantha Wijesuriya	46	Senior Vice President-National Operations
Kumarakulasingam (“Suri”) Suriyakumar has served as the Company’s President and Chief Executive Officer since June 1, 2007, and he served as the Company’s President and Chief Operating Officer from 1991 until his appointment as Chief Executive Officer. On July 24, 2008, Mr. Suriyakumar was appointed Chairman of the Company’s Board of Directors. Mr. Suriyakumar served as an advisor of Holdings from March 1998 until his appointment as a director of American Reprographics Company in October 2004. Mr. Suriyakumar joined Micro Device, Inc. (our predecessor company) in 1989. He became the Vice President of Micro Device, Inc. in 1990. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka. Mr. Suriyakumar is an active member of the International Reprographics Association (IRgA).
Jonathan R. Mather joined American Reprographics Company as its Chief Financial Officer in December 2006. From 2001 to 2006, Mr. Mather was employed at NETGEAR, a manufacturer of computer networking products, as its Executive Vice President and Chief Financial Officer. Before NETGEAR, from July 1995 to March 2001, Mr. Mather worked at Applause Inc., a consumer products company, where he served as President and Chief Executive Officer from 1998 to 2001, as Chief Financial Officer and Chief Operating Officer from 1997 to 1998 and as Chief Financial Officer from 1995 to 1997. From 1985 to 1995, Mr. Mather was employed with Home Fashions Inc., a consumer products company, where he served as Chief Financial Officer from 1992 to 1995, and as Vice President, Finance, of an operating division, Louverdrape, from 1988 to 1992. Prior to that, he spent more than two years at the semiconductor division of Harris Corporation, a communications equipment company, where he served as the Finance Manager of the offshore manufacturing division. He also worked in public accounting for four years with Coopers & Lybrand (now part of PricewaterhouseCoopers LLP) and for two years with Ernst & Young. Mr. Mather has an M.B.A. from Cornell University. He is a Certified Management Accountant (C.M.A.) and a Fellow Chartered Accountant (F.C.A.).
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

Dilantha Wijesuriya was appointed as the Company’s Senior Vice President — National Operations effective August 7, 2008. Mr. Wijesuriya joined Ford Graphics, a division of the Company, in January of 1991. He subsequently became president of that division in 2001, and became a Company regional operations head in 2004, which position he retained until his appointment as the Company’s Senior Vice President — National Operations. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.
Item 1A. Risk Factors
Our business faces significant risks. The following risk factors could adversely affect our results of operations and financial condition and/or the per share trading price of our common stock. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair or adversely affect our results of operations and financial condition.
Adverse domestic and global economic conditions and disruption of financial markets could have a material adverse impact on our business and results of operations.
During recent months, domestic and international financial markets have been experiencing extreme disruption, including, among other things, extreme volatility in stock prices and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, may continue to adversely impact our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions in the United States and foreign economies. The current restrictions in financial markets and the severe economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for operations and purchases and to perform their obligations under agreements with us. These restrictions could result in a decreases in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect on our accounts receivable on a timely basis, if at all. We are unable to predict the duration and severity of the current economic recession and disruption in financial markets and their effects on our business and results of operations. These events are more severe than previous economic recessions and may, in the aggregate, have a material adverse effect on our results of operations and financial condition.
The residential and non-residential architectural, engineering and construction industry, or AEC industry, is in the midst of a downturn. A continuing decline in the residential AEC industry, and/or a downturn in the non-residential AEC industry, could adversely affect our future revenue and profitability.
We believe that the residential and non-residential AEC markets together accounted for approximately 80% of our net sales for the year ended December 31, 2008, of which we believe the non-residential AEC industry accounted for approximately 89% of our net sales and the residential AEC industry accounted for approximately 11% of our net sales. Our historical operating results reflect the cyclical and variable nature of the AEC industry. Both the residential and non-residential portions of the AEC industry are in the midst of a severe downturn. The effects of the current recession in the United States economy, and weakness in global economic conditions have resulted in a downturn in the residential and non-residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. A prolonged downturn in the AEC industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have a material adverse impact on our business, operating results and financial condition.
Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to this industry than other companies that serve more diversified markets. In addition, because approximately 50% of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations. As a consequence, our results of operations are subject to volatility and could deteriorate rapidly in an environment of declining revenues. Failure to maintain adequate cash reserves and to effectively manage our costs could adversely affect our ability to offset our fixed costs and may have a material adverse effect on our results of operations and financial condition.
Covenants in our credit and guaranty agreement could adversely affect our financial condition.
Our credit and guaranty agreement contains customary restrictions and covenants, including, without limitation, interest coverage ratios, fixed charge coverage ratios, leverage coverage ratios and limitations on maximum capital expenditures, which we must maintain. Our ability to comply with these covenants may be affected by events beyond our control. Failure to comply with these covenants could have a material adverse effect on our liquidity, results of operations and financial condition. If we breach any of these covenants or restrictions, it could result in an event of default under our credit and guaranty agreement. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facilities. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all.

Impairment of goodwill may adversely impact future results of operations.
We have intangible assets, including goodwill and other identifiable and indefinite-lived acquired intangibles on our balance sheet due to our acquisitions of businesses. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve use of management judgments and estimates. Our annual goodwill impairment assessment has historically been completed in September of each year. Based on our annual assessment in September 2008, our goodwill was not impaired. As economic conditions worsened in the fourth quarter of fiscal year 2008 and our market capitalization decreased, management determined that circumstances had changed sufficiently to trigger an interim goodwill impairment analysis. The result of our interim analysis indicated that we have a goodwill impairment, hence we recorded a pretax, non-cash charge of $35.2 million for the fourth quarter of fiscal year 2008, which is reflected in our financial statements for the fourth quarter and fiscal year ended December 31, 2008.
The results of impairment analysis are as of a point in time. If our assumptions regarding future forecasted revenue or gross margins of our operating segments (or “reporting units”) are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.
The markets for our products and services are highly competitive, with competition primarily at local and regional levels. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price. Our future success depends, in part, on our ability to continue to improve our service offerings, and develop and integrate technological advances. If we are unable to integrate technological advances into our service offerings to successfully meet the evolving needs of our customers in a timely manner, our operating results may be adversely affected. Technological innovation by our existing or future competitors could put us at a competitive disadvantage. In particular, our business could be adversely affected if any of our competitors develop or acquire superior technology that competes directly with or offers greater functionality than our technology, including PlanWell.
We also face the possibility that competition will continue to increase, particularly if copy and printing or business services companies choose to expand into the reprographics services industry. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. In addition, we could encounter competition in the future from large, well-capitalized companies such as equipment dealers, system integrators, and other reprographics associations, that can produce their own technology and leverage their existing distribution channels. We could also encounter competition from non-traditional reprographics service providers that offer reprographics services as a component of the other services that they provide to the AEC industry, such as vendors to our industry that provide services directly to our customers, bypassing reprographers. Any such future competition could adversely affect our business and impair our future revenue and profitability.
The reprographics industry has undergone vast changes in recent years and will continue to evolve. Our failure to anticipate and adapt to future changes in the reprographics industry could harm our competitive position.
The reprographics industry has undergone vast changes in recent years. The industry’s main production technology has migrated from analog to digital. This has prompted a number of trends in the reprographics industry, including a rapid shift toward decentralized production and lower labor utilization. As digital output devices become smaller, less expensive, easier to use and interconnected, end users of construction drawings are placing these devices within their offices and other locations. On-site reprographics equipment allows a customer to print documents and review hard copies without the delays or interruptions associated with sending documents out for duplication. Also, as a direct result of advancements in digital technology, labor demands have decreased. Instead of producing one print job at a time, reprographers now have the capability to produce multiple sets of documents with a single production employee. By linking output devices through a single print server, a production employee simply directs output to the device that is best suited for the job. As a result of these trends, reprographers have had to modify their operations to decentralize printing and shift costs from labor to technology.
We expect the reprographics industry to continue to evolve. Our industry is expected to continue to embrace digital technology, not only in terms of production services, but also in terms of network technology, digital document storage and management, and information distribution, all of which will require investment in, and continued development of, technological innovation. If we fail to keep pace with current changes or fail to anticipate or adapt to future changes in our industry, our competitive position could be harmed which may have a material adverse impact on our future profitability.

If we fail to continue to develop and introduce new services successfully, our competitive positioning and our ability to grow our business could be harmed.
In order to remain competitive, we must continually invest in new technologies that will enable us to meet the evolving demands of our customers. We cannot guarantee that we will be successful in the introduction, marketing and adoption of any of our new services, or that we will develop and introduce in a timely manner innovative services that satisfy customer needs or achieve market acceptance. Our failure to develop new services and introduce them successfully could harm our competitive position and our ability to grow our business, and our revenues and operating results could suffer.
In addition, as reprographics technologies continue to develop, one or more of our current service offerings may become obsolete. In particular, digital technologies may significantly reduce the need for high volume printing. Digital technology may also make traditional reprographics equipment smaller and cheaper, which may cause larger AEC customers to discontinue outsourcing their reprographics needs. Any such developments could adversely affect our business and impair future revenue and profitability.
If we are unable to charge for our value-added services to offset potential declines in print volumes, our long term revenue could decline.
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and other locations in the world. In 2008, our reprographics services represented approximately 73.9% of our total net sales, and our facilities management services represented approximately 17.3% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward consuming information on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 36.0% of our net sales in 2008 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters (including earthquakes and wildfires). In recent months, the real estate development projects (both residential and non-residential) in California have significantly declined which, in turn, has resulted in a decline in orders from within the California-based AEC industry. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
Our growth strategy depends in part on our ability to successfully complete and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.
As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired more than 130 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, close acquisitions and effectively integrate acquired businesses. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission may impede, limit or prevent us from proceeding with an acquisition.
Acquisitions involve a number of unique risks. For example, there may be difficulties integrating acquired personnel and distinct business cultures. Additional financing may be necessary and, if used, would increase our debt level, dilute our outstanding equity, or both. Acquisitions may divert management’s time and our other resources from existing operations. It is possible that there could be a negative effect on our financial statements from the impairment related to goodwill and other intangibles acquired through implementation of our acquisition strategy. We may experience the loss of key employees or customers of acquired companies. In addition, risks may include high transaction costs and expenses of integrating acquired companies, as well as exposure to unforeseen liabilities of acquired companies and failure of the acquired business to achieve expected results. These risks could hinder our future growth and adversely affect our competitive position and operating results.
In addition to acquisitions, we expand our geographic coverage by opening additional satellite branches in regions near our established operations to capture new customers and greater market share. Although we believe that the capital investment for a new branch is generally modest, the branches we open in the future may not ultimately produce returns that justify our investment.

If we are unable to successfully monitor and manage the business operations of our subsidiaries and divisions, our business and profitability could suffer.
Since 1997, we have acquired more than 130 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of those businesses. If we do not successfully manage our subsidiaries and divisions under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.
We depend on certain key vendors for reprographics equipment, maintenance services and supplies making us vulnerable to supply shortages and price fluctuations.
We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our three largest vendors in 2008 were Oce N.V., Azerty, and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies, or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase such reprographics equipment, maintenance services or supplies could limit our ability to provide services to our customers on a timely and cost-effective basis and could harm our results of operations and financial condition.
Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.
Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. Under our PlanWell license agreements, we grant other reprographers a non-exclusive, non-transferable, limited license to use our technology and receive our services. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, United States law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Third parties may unlawfully copy aspects of our products or unlawfully distribute them, impermissibly reverse engineer our products or otherwise obtain and use information that we regard as proprietary. Others may develop non-infringing technologies that are similar or superior to ours. If competitors are able to develop such technologies and we cannot successfully enforce our rights against them, they may be able to market and sell or license products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.
Damage or disruption to our facilities, our technology centers, our vendors or a majority of our customers could impair our ability to effectively provide our services and may have a significant impact on our revenues, expenses and financial condition.
We currently store most of our customer data at our two technology centers located in Silicon Valley near known earthquake fault zones. Damage to or destruction of one or both of these technology centers or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could have a material adverse effect on the markets in which we operate and on our business operations. We store and maintain critical customer data on computer servers at our technology centers that our customers access remotely through the internet and/or directly through telecommunications lines. If our back-up power generators fail during any power outage, if our telecommunications lines are severed or internet access is impaired for any reason, our remote access customers would be unable to access their critical data, causing an interruption in their operations. In such event, our remote access customers and their customers could seek to hold us responsible for any losses that they may incur in this regard. We may also potentially lose these customers and our reputation could be harmed. In addition, such damage or destruction, particularly that directly impacting our technology centers or our vendors or customers, could have an impact on our sales, supply chain, production capability, costs, and our ability to provide services to our customers.
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
We believe that the attraction and retention of qualified personnel is critical to our success. If we lose key personnel or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team and the managers of our principal operating divisions. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team, in particular, the sudden loss of Mr. Suriyakumar, our Chairman, President and Chief Executive Officer, would disrupt our business and impede our ability to execute our business strategy. Because the other members of our executive and divisional management team have on average more than 20 years of experience within the reprographics industry, it would be difficult to replace them.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At the end of 2008, we operated 299 reprographics service centers, occupying approximately 1.79 million square feet. We also occupy two technology centers in Silicon Valley, California, a software programming facility in Kolkata, India, as well as eight other facilities including our executive offices located in Walnut Creek, California, our finance and purchasing offices located in Glendale, California, and three locations leased for other operational purposes.

			Number of
	Number of	Approx.	Reprographics	Approx.
	Non-Prod.	Square	Service	Square
Region	Facilities	Footage	Centers	Footage
Southern California	5	17,700	51	392,000
Northern California(1)	3	19,500	35	268,000
Pacific Northwest(2)	2	2,000	18	117,000
Northeast	3	11,300	52	250,000
Southern	3	7,200	96	400,000
Midwest(3)	1	1,800	43	344,000
International (not including Canada)	0	0	4	18,500

Total	17	59,500	299	1,789,500

(1)	Includes two technology centers in Fremont, California, and one in Kolkata, India.

(2)	Includes four service centers in the Vancouver, British Columbia area, and one in Calgary, Alberta.

(3)	Includes three service centers in the Toronto, Ontario area.
We lease 296 of our reprographics service centers, each of our administrative facilities and our technology centers. These leases have an average term between 5 to 10 years, the last lease expires in June 2029. Substantially all of the leases contain renewal provisions and provide for annual increases in rent based on the local consumer price index. The six facilities that we own are subject to major encumbrances under our credit facilities. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.
Item 3. Legal Proceedings
We are involved in various legal proceedings and claims from time to time in the normal course of business. We do not currently believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Environmental and Regulatory Considerations
Our property consists principally of reprographics and related production equipment, and we lease substantially all of our production and administrative facilities. We are not aware of any environmental liabilities which would have a material adverse impact on our operations and financial condition.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, par value $0.001, is listed on the NYSE under the stock symbol “ARP”. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	High	Low
Fiscal Year 2007
First Quarter	$35.32	$29.99
Second Quarter	33.80	29.07
Third Quarter	31.50	18.68
Fourth Quarter	22.51	14.33
Fiscal Year 2008
First Quarter	$17.06	$13.49
Second Quarter	19.96	14.65
Third Quarter	21.83	14.93
Fourth Quarter	17.15	5.36
Performance Graph
The following graph compares the cumulative 47-month total return attained by shareholders on American Reprographics Company’s common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of six companies that includes: G & K Services Inc., Healthcare Services Group Inc., Mobile Mini Inc., School Specialty Inc., Tetra Tech Inc. and Viad Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 2/4/2005 to 12/31/2008. The stock price performance included in the graph below is not necessarily indicative of future stock price performance.

	2/05	2/05	3/05	4/05	5/05	6/05	7/05	8/05	9/05	10/05	11/05
American Reprographics Company	100.00	105.09	104.36	102.18	108.36	117.02	129.45	123.56	124.36	122.55	156.44
Russell 2000	100.00	99.54	96.69	91.15	97.12	100.86	107.25	105.26	105.59	102.31	107.28
Diversified Commercial & Professional Services	100.00	102.58	98.35	91.36	98.07	103.73	109.99	112.20	112.57	103.34	109.24

12/05	1/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06	1/07	2/07	3/07
184.80	198.55	208.73	252.29	257.96	252.15	263.64	232.58	221.96	233.16	258.18	227.35	242.25	227.78	240.80	223.93
106.79	116.37	116.05	121.68	121.66	114.82	115.56	111.80	115.11	116.07	122.75	125.98	126.41	128.52	127.50	128.87
107.66	109.53	112.34	121.37	122.89	115.98	110.84	110.58	112.18	117.52	126.66	121.23	124.73	124.86	121.46	122.85

4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08	5/08	6/08	7/08
241.45	224.00	223.93	181.24	177.67	136.15	147.49	112.58	119.85	113.82	117.67	107.93	115.42	133.02	121.09	116.44
131.18	136.55	134.56	125.35	128.19	130.39	134.14	124.50	124.43	115.94	111.64	112.11	116.80	122.17	112.77	116.94
126.48	132.66	132.06	125.03	125.43	124.89	123.89	120.17	118.14	114.23	113.21	115.26	108.78	124.63	106.64	122.73

8/08	9/08	10/08	11/08	12/08
128.80	125.45	77.38	56.95	50.18
121.16	111.51	88.31	77.87	82.39
126.00	114.88	95.03	88.83	95.08
This section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Holders
As of February 13, 2009, the approximate number of stockholders of record of our common stock was 30 and the closing price of our common stock was $6.33 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with Delaware corporate law, certain covenants under our credit facility which restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Sales of Unregistered Securities
None.

Item 6. Selected Financial Data
The selected historical financial data presented below are derived from the audited financial statements of American Reprographics Company for the fiscal years ended December 31, 2008, 2007, 2006 and 2005, and the audited financial statements of Holdings for the fiscal years ended December 31, 2004. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
		(Dollars in thousands)

Statement of Operations Data:
Reprographics services	$518,062	$513,630	$438,375	$369,123	$333,305
Facilities management	120,983	113,848	100,158	83,125	72,360
Equipment and supplies sales	61,942	60,876	53,305	41,956	38,199

Total net sales	700,987	688,354	591,838	494,204	443,864
Cost of sales	415,715	401,317	337,509	289,580	263,787

Gross Profit	285,272	287,037	254,329	204,624	180,077
Selling, general and administrative expenses	154,728	143,811	131,743	112,679	105,780
Litigation (gain) reserve	—	(2,897)	11,262	—	—
Provision for sales tax dispute settlement	—	—	—	—	1,389
Amortization of intangibles	12,004	9,083	5,055	2,120	1,695
Goodwill impairment	35,154	—	—	—	—

Income from operations	83,386	137,040	106,269	89,825	71,213
Other (income), net	(517)	—	(299)	(381)	(420)
Interest expense, net	25,890	24,373	23,192	26,722	33,565
Loss on early extinguishment of debt	—	1,327	—	9,344	—

Income before minority interest and income tax provision	58,013	111,340	83,376	54,140	38,068
Minority interest	59	—	—	—	—
Income tax provision (benefit) (1)	21,200	42,203	31,982	(6,336)	8,520

Net income	36,754	69,137	51,394	60,476	29,548

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Earnings per share:

Basic	$0.82	$1.52	$1.14	$1.43	$0.83
Diluted	$0.81	$1.51	$1.13	$1.40	$0.79

Weighted average common shares outstanding:

Basic	45,060	45,421	45,015	42,264	35,493
Diluted	45,398	45,829	45,595	43,178	37,464

	Fiscal Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Other Financial Data:

Depreciation and amortization	$50,121	$39,445	$27,749	$19,165	$18,730
Capital expenditures, net	$9,033	$8,303	$7,391	$5,237	$5,898
Interest expense, net	$25,890	$24,373	$23,192	$26,722	$33,565

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance Sheet Data:

Cash and cash equivalents	$46,542	$24,802	$11,642	$22,643	$13,826
Total assets	$725,931	$722,611	$547,581	$442,362	$377,334
Long term obligations and mandatorily redeemable preferred and common stock (2)	$301,847	$321,013	$252,097	$253,371	$338,371
Total stockholders’ equity (deficit)	$281,781	$251,651	$184,244	$113,569	$(35,009)
Working capital	$29,798	$4,695	$21,150	$35,797	$22,387

(1)	The Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of that reorganization, a deferred tax benefit of $27.7 million was booked concurrent with the consummation of the IPO.

(2)	In July 2003, we adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” In accordance with SFAS No. 150, the redeemable preferred equity of Holdings has been reclassified in our financial statements as a component of our total debt upon our adoption of this new standard. The redeemable preferred equity amounted to $27.8 million as of December 31, 2004. SFAS No. 150 does not permit the restatement of financial statements for periods prior to the adoption of this standard.

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
Our services apply to time-sensitive and graphic-intensive documents, and fall into four primary categories:
•	Document management;

•	Document distribution & logistics;

•	Print-on-demand; and

•	On-site services, frequently referred to as facilities management or FMs, which is any combination of the above services supplied at a customer’s location.
We deliver these services through our specialized technology, through more than 800 sales and customer service employees interacting with our customers every day, and more than 5,600 facilities management programs at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 160,000 companies throughout the country.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
A significant component of our growth has been from acquisitions. In 2008, we acquired 13 businesses that consisted of “stand-alone acquisitions” and “fold-in acquisitions” (refer to page 24 for an explanation of these terms) for $31.9 million; in 2007, we acquired 19 businesses for $146.3 million; in 2006, we acquired 16 businesses for $87.7 million. Each acquisition was accounted for using the purchase method, so consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. All acquisition amounts include acquisition-related costs.
On August 1, 2008, our Company commenced operations of UDS, its business venture with Unisplendour. The purpose of UDS is to pair the digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, our Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively.
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We had 299 and 307 reprographic service centers for the years ended December 31, 2008 and 2007, respectively.
In this Annual Report on Form 10-K, we offer descriptions of how we manage and measure financial performance throughout the Company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ, perhaps materially, from what is presented in this Annual Report on Form 10-K.

Evaluating our Performance. We measure our success in delivering value to our stockholders by striving for the following:
•	Creating consistent, profitable growth, or in the absence of growth due to market conditions beyond our control, stable margins superior to commonly understood industry benchmarks;

•	Maintaining our industry leadership as measured by our geographical footprint, market share and revenue generation;

•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;

•	Maintaining the lowest cost structure in the industry; and

•	Maintaining a flexible capital structure that provides for both responsible debt service and pursuit of acquisitions and other high-return investments.
Primary Financial Measures. We use net sales, costs and expenses, EBT, EBIT, EBITDA and operating cash flow to operate and assess the performance of our business.
Net Sales. Net sales represent total sales less returns and discounts. These sales consist of document management services, document distribution and logistics services, print-on-demand services, and reprographics equipment and supplies sales. We generate sales by individual orders through commissioned sales personnel and, in some cases, through national contracts.
Net sales are categorized as reprographics services, facilities management, and equipment and supplies. Our current revenue sources are likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services currently comprise approximately 7.7% of our overall revenue.
Software licenses and membership fees are derived over the term of the license or the membership agreement. Licensed technology includes PlanWell online planrooms, PlanWell EWO, PlanWell BidCaster and MetaPrint, among others. Revenues from these agreements are separate from digital services. Digital services include digital document management tasks, scanning and archiving digital documents, posting documents to the web and other related work performed on a computer. Software licenses, membership fees and digital services are categorized and reported as a part of “Reprographics services”.
Revenue from reprographics services is produced from document management, document distribution and logistics, and print-on-demand services, including the use of PlanWell by our customers. Though these services are becoming an increasingly distinct part of our service pricing, they have historically been invoiced to a customer as part of a combined per-square-foot printing cost. As such, it is impractical to allocate revenue levels for each item separately. We include revenues for these services under the caption “Reprographics services”.
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
In 2008, our reprographics services represented 73.9% of net sales, facilities management 17.3%, and sales of reprographics equipment and supplies 8.8%. Digital services revenue, which are included in reprographics services, approximated 7.7% of our net sales. Software licenses, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.
We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by chief operating decision maker. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, our Company is deemed to operate as a single reportable business segment.

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
We maintain low levels of inventory and other working capital. Capital expenditure requirements are also low; most facilities and equipment are leased, with overall cash capital spending averaging approximately 1.2% of annual net sales over the last three years. Since we typically lease our reprographics equipment for three to five year terms, we are able to upgrade equipment in response to rapid changes in technology.
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
Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:
•	Net income and earnings per share;

•	Material costs as a percentage of net sales; and

•	Days Sales Outstanding/Days Sales Inventory/Days Payable Outstanding.
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
Based on our experience of completing more than 130 acquisitions since 1997, we believe that the reprographics industry is highly-fragmented and comprised primarily of small businesses with less than $7 million in annual sales. Although none of the individual acquisitions we made in the past three years added a material percentage of sales to our overall business, in the aggregate they have fueled the bulk of our historical annual sales growth. Specifically, an increase of net sales in 2008 of approximately 9.3% was related to stand-alone acquisitions. Also, each acquisition was strategic from a marketing and regional market share point of view.

When we acquire businesses, our management typically uses the previous year’s sales figures as an informal basis for estimating future revenues for our Company. We do not use this approach for formal accounting or reporting purposes but as an internal benchmark with which to measure the future effect of operating synergies, best practices and sound financial management on the acquired entity.
We also use previous year’s sales figures to assist us in determining how the acquired business will be integrated into the overall management structure of our Company. We categorize newly acquired businesses in one of two ways:
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
New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less the fair market value of tangible assets and identified intangible assets. We test our goodwill components annually for impairment on September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. We incurred a goodwill impairment charge of $35.2 million as of December 31, 2008. The methodology for such testing and results are detailed further in Note 2 — “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 80% of our net sales for the year ended December 31, 2008, with the remaining 20% consisting of sales to non-AEC markets (based on a compilation of approximately 80% of revenues from our divisions and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have a material adverse impact on our business, operating results and financial condition.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $4.3 million, $3.5 million and $2.2 million of stock based compensation expense recorded in selling, general and administrative expenses, for the years ended December 31, 2008, 2007 and 2006, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
We have presented adjusted net income and adjusted earnings per share for the years ended December 31, 2008 and 2007 to reflect the exclusion of the goodwill impairment charge, and a one-time litigation charge and corresponding gain on settlement related to the Louis Frey bankruptcy litigation. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2008, 2007 and 2006. We presented adjusted EBITDA in 2008 to exclude the non-cash goodwill impairment charge of $35.2 million as we believe this was a result of the current macroeconomic environment and not indicative of our operations. The exclusion of the goodwill impairment charge to arrive at adjusted EBITDA is consistent with our credit agreement definition of adjusted EBITDA, therefore we believe this information is useful to investors in assessing our ability to meet our debt covenants.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income (amounts in thousands):

	Fiscal Year Ended December 31,
	2008	2007	2006
Cash flows provided by operating activities	$127,266	$101,386	$98,354
Changes in operating assets and liabilities	(4,829)	13,856	(10,138)
Non-cash (expenses) income, including depreciation and amortization	(85,683)	(46,105)	(36,822)
Income tax provision	21,200	42,203	31,982
Interest expense, net	25,890	24,373	23,192
Loss on early extinguishment of debt	—	1,327	—

EBIT	83,844	137,040	106,568
Depreciation and amortization	50,121	39,445	27,749

EBITDA	133,965	176,485	134,317
Interest expense	(25,890)	(24,373)	(23,192)
Loss on early extinguishment of debt	—	(1,327)	—
Income tax provision	(21,200)	(42,203)	(31,982)
Depreciation and amortization	(50,121)	(39,445)	(27,749)

Net income	$36,754	$69,137	$51,394

The following is a reconciliation of net income to EBIT, EBITDA and Adjusted EBITDA (amounts in thousands):

	Fiscal Year Ended December 31,
	2008	2007	2006

Net income	$36,754	$69,137	$51,394
Interest expense, net	25,890	24,373	23,192
Loss on early extinguishment of debt	—	1,327	—
Income tax provision	21,200	42,203	31,982

EBIT	83,844	137,040	106,568
Depreciation and amortization	50,121	39,445	27,749

EBITDA	133,965	176,485	134,317

Special Item:
Goodwill impairment	35,154	—	—

Adjusted EBITDA	$169,119	$176,485	$134,317

The following is a reconciliation of our net income margin to EBIT margin, EBITDA margin and Adjusted EBITDA margin:

	Fiscal Year Ended December 31,
	2008 (1)	2007 (1)	2006

Net income margin	5.2%	10.0%	8.7%
Interest expense, net	3.7%	3.5%	3.9%
Loss on early extinguishment of debt	0.0%	0.2%	0.0%
Income tax provision	3.0%	6.1%	5.4%

EBIT margin	12.0%	19.9%	18.0%
Depreciation and amortization	7.2%	5.7%	4.7%

EBITDA margin	19.1%	25.6%	22.7%

Goodwill impairment	5.0%	0.0%	0.0%

Adjusted EBITDA margin	24.1%	25.6%	22.7%

(1)	column does not foot due to rounding

The following is a reconciliation of net income to adjusted net income and earnings per share to adjusted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year Ended December 31,
	2008	2007	2006

Net income	$36,754	$69,137	$51,394
Litigation reserve	—	(2,897)	11,262
Interest expense due to litigation reserve/settlement	—	(418)	2,685
Goodwill impairment	35,154	—	—
Income tax (benefit) provision	(12,932)	1,260	(5,579)

Unaudited adjusted net income	$58,976	$67,082	$59,762

Earning Per Share (Actual):
Basic	$0.82	$1.52	$1.14

Diluted	$0.81	$1.51	$1.13

Earning Per Share (Adjusted):
Basic	$1.31	$1.48	$1.33

Diluted	$1.30	$1.46	$1.31

Weighted average common shares outstanding:
Basic	45,060,482	45,421,498	45,014,786
Diluted	45,398,086	45,829,010	45,594,950

Results of Operations
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2008 (1)	2007 (1)	2006 (1)

Net sales	100.0%	100.0%	100.0%
Cost of sales	59.3	58.3	57.0

Gross profit	40.7	41.7	43.0
Selling, general and administrative expenses	22.1	20.9	22.3

Litigation Reserve	0.0	(0.4)	1.9
Amortization of intangibles	1.7	1.3	0.9
Goodwill impairment	5.0	0.0	0.0

Income from operations	11.9	19.9	18.0
Other income, net	0.1	0.0	0.0
Interest expense, net	(3.7)	(3.5)	(3.9)
Loss on early extinguishment of debt	0.0	(0.2)	0.0

Income before minority interest and income tax provision	8.3	16.2	14.1
Minority interest	(0.0)	0.0	0.0
Income tax provision	(3.0)	(6.1)	(5.4)

Net income	5.2%	10.0%	8.7%

(1)	column does not foot due to rounding
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2008	2007	(In dollars)	(Percent)
	(In millions)

Reprographics services	$518.1	$513.6	$4.5	0.9%
Facilities management	121.0	113.8	7.2	6.3%
Equipment and supplies sales	61.9	60.9	1.0	1.6%

Total net sales	$701.0	$688.3	$12.7	1.8%

Gross profit	$285.3	$287.0	$(1.7)	(0.6)%
Selling, general and administrative expenses	$154.7	$143.8	$10.9	7.6%
Litigation reserve	$—	$(2.9)	$2.9	(100.0)%
Amortization of intangibles	$12.0	$9.1	$2.9	31.9%
Goodwill impairment	$35.2	$—	$35.2	100.0%
Interest expense, net	$25.9	$24.4	$1.5	6.1%
Income taxes provision	$21.2	$42.2	$(21.0)	(49.8)%
Net Income	$36.8	$69.1	$(32.3)	(46.7)%
EBITDA	$134.0	$176.5	$(42.5)	(24.1)%
Net Sales
Net sales in 2008 increased by 1.8%; the increase in net sales was primarily due to two factors: first, our standalone acquisitions acquired since the beginning of 2007 as they contributed approximately 9.3% to our sales growth; and second, new sales acquired through our Premier Accounts program. The increase in sales due to standalone acquisitions was partially offset by a drop in sales in our existing locations due to overall weakness in the national economy, and a significant slow down in the construction market driven by a lack of commercial credit, especially in the second half of the year.

Reprographics services. Net sales increase of $4.5 million in 2008 compared to 2007 was due primarily to the expansion of our market share through acquisitions, our Premier Accounts division and an increase in our digital sales. We acquired 13 businesses in 2008 and acquired 19 businesses in 2007, each with a primary focus on reprographics services. These acquired businesses added sales from their pre-existing customers to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Our Premier Accounts program also added significant incremental sales from premier customers in 2008, contributing more than $8.0 million of revenue, compared to 2007 most of which was for reprographics services .
Overall reprographics services sales nationwide were negatively affected by the recession in the national economy and slow down in the construction market, which partially offset the sales increases described above. The largest negative contributor affecting reprographics services sales was the decrease in our Southern California region reprographics services sales of approximately $21 million, resulting from the significant downturn in residential construction in Southern California and significant decreases in commercial construction in the area. Our prior financial results may not be indicative of future performance due to uncertainty and weakness in prevailing economic conditions.
While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue, presumably due to the greater efficiency digital document workflows bring to our customers’ businesses, but also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. During 2008, digital services revenue increased by $11.8 million compared to 2007.
Facilities management. On-site, or facilities management services, continued to post solid dollar volume and year-over-year percentage gains. Specifically, sales for the twelve months ended December 31, 2008, compared to the same period in 2007 increased by $7.2 million or 6.3%. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, which is evidenced by an increase of approximately 1,000 facilities management accounts in 2008, bringing our total FM accounts to approximately 5,600. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive, particularly in light of customer cost savings initiatives.
Equipment and supplies sales. Equipment and supplies sales increased by 1.0 million or 1.6% over the same period in 2007. The increase in equipment and supplies sales was due primarily to the commencement of operations of UDS during the third quarter of 2008. UDS had sales of equipment and supplies of $5.8 million during 2008. In the U.S., facilities management sales programs have made steady progress as compared to sales of equipment and supplies through conversion of sales contracts to on-site service accounts. To date, the Chinese market has shown a preference for owning reprographics equipment when they bring it “in-house.” Excluding the impact of acquisitions, we do not anticipate growth in equipment and supplies sales in the U.S. as we are placing more focus on facilities management sales programs, and due to the recession in the U.S. economy.
Gross Profit
During the 12 months ended December 31, 2008, gross profit margin decreased to $285.3 million and was 40.7%, compared to $287.0 million and 41.7% for the same period in 2007, on sales growth of $12.7 million.
The primary driver of the decrease in gross margins was the absorption of overhead resulting from the drop in sales, excluding the impact of acquisitions, and acquisitions which carry lower gross margins than existing operating divisions. Specifically, the overhead increase was 115 basis points as a percentage of sales of which depreciation was the primary component and accounted for 100 of the 115 basis point increase. Until our typical performance standards can be applied, acquisitions temporarily depress gross margins, as do new branch openings and fold-in acquisitions. The drop in margins was also attributable to unabsorbed labor costs of approximately 25 basis points due to the drop in sales noted above. The decrease in gross margins due to overhead and labor were partially offset by a drop in material costs as a percentage of sales of 40 basis points primarily due to a favorable product mix. Specifically, higher margin digital sales comprised 7.7% of total sales for 2008 compared to 6.1% for the same period in 2007.

Selling, General and Administrative Expenses. In 2008, selling, general and administrative expenses increased by $10.9 million or 7.6% over 2007. The increase is primarily attributable to a $3.7 million increase in bad debt expense and an increase in our sales volume explained above. Specifically, sales personnel compensation increased by $1.8 million that accompany the sales growth driven by acquisitions. The increase in bad debt expense primarily related to the continued deterioration of the residential home building industry and the recession in the economy. Some of our customers have been slow paying due to liquidity issues.
Stock-based compensation expense also contributed to the increase in general and administrative expense as stock-based compensation increased by $0.8 million primarily due to stock options granted in April 2008.
Also contributing to the increase in selling, general and administrative expenses was a $3.3 million favorable settlement of two related lawsuits in the second quarter of 2007. Excluding costs related to that litigation, which included legal fees and compensation payments related to the settlement, the settlement returned a $1.7 million benefit to us for the 12 months ended December 31, 2007. For more information on the details of these lawsuits and settlement, please refer to Note 8 “Commitments and Contingencies” to our consolidated financial statements included in this report.
As a percentage of net sales, selling, general and administrative expenses increased by 120 basis points in 2008 as compared to 2007 primarily due to the increase in bad debt expense and the financial benefit in 2007 of the lawsuit settlement described above.
Litigation Reserve. In 2006 we accounted for the judgment entered against us in the previously-disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York, by recording a litigation charge of $14 million that included a $11.3 million litigation reserve ($11.1 million in awarded damages, and $0.2 million in preference claims that we paid in 2006), and interest expense of $2.7 million. We settled this for $10.5 million during the fourth quarter of 2007 and accordingly recognized a benefit of $3.3 million ($2.9 million litigation gain, and $0.4 million in interest) in 2007. For more information on the Louis Frey Company litigation, please refer to Note 8 -“Commitments and Contingencies” to our consolidated financial statements included in this report.
Amortization of Intangibles. Amortization of intangibles increased $2.9 million during 2008, compared to 2007 primarily due to an increase in identified amortizable intangible assets such as customer relationships and trade names associated with our 13 business acquisitions completed throughout 2008. Also contributing to the increase is the full year impact of 2007 acquisitions. The three acquisitions that had the biggest impact on amortization expense were the acquisition of MBC Precision Imaging in March 2007, the acquisition of Imaging Technologies Services in April 2007, and the acquisition of NGI USA in December 2007.
Goodwill Impairment. We assess goodwill at least annually for impairment as of September 30th or more frequently if events and circumstances indicate that goodwill might be impaired. During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment, and a significant decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008. The result our analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom have a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million. (See Note: 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report for further information).
Other Income. The biggest contributor to other income of $0.5 million for the 12 months ended December 31, 2008 was the sale of the Autodesk sales department of our Imaging Technologies Services operating segment. The Autodesk sales department was sold in February of 2008 for $0.4 million and resulted in a gain of $0.2 million.
Interest Expense. Net interest expense was $25.9 million in 2008 compared with $24.4 million in 2007, an increase of $1.5 million or 6.1% year-over-year. The net interest expense increase is primarily due to a weighted average increase of approximately $57 million in our interest bearing debt comprised of capital leases for our operations and bank debt and subordinated notes payable for business acquisitions which was partially offset by a decrease of approximately 100 basis points in our effective annual interest rate primarily due to our refinancing of our $350 million credit facility in December 2007 and related interest rate hedge.
Loss on the extinguishment of debt. In 2008 we had no loss on the extinguishment of debt. In December 2007, we entered into a new Credit and Guaranty Agreement and extinguished the debt under our previous credit facility. Accordingly, we wrote off unamortized deferred financing costs of $0.9 million and recognized a $0.4 million expense resulting from the termination of an interest rate collar associated with the extinguished debt.

Minority Interest. Minority interest represents 35% of the profit or (loss) of the non-controlling interest of UDS, which commenced operations on August 1, 2008.
Income Taxes. Our effective income tax rate decreased to 36.6% in 2008 from 37.9% in 2007. The decrease is primarily due to a discrete item of $1.5 million related to federal and state income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones in 2007, 2006 and 2005. During the second half of 2008, we researched and determined that we qualified for these credits. We expect our effective income tax rate to be in the range of 37% to 39% in 2009 assuming no material change to our geographical revenue mix.
Net Income. Net income decreased by $32.3 million to $36.8 million in 2008 compared to $69.1 million in 2007 primarily due to the $35.2 million goodwill impairment charge noted above, the decrease in gross margins, the increase in selling, general and administrative expenses in 2008, and the litigation settlement in 2007. The litigation settlement resulted in a positive $2.1 million impact on 2007 net income.
EBITDA. Our EBITDA margin decreased to 19.1% in 2008 compared to 25.6% in 2007 primarily due to the goodwill charge, the increase in cost of sales and selling, general and administrative expenses explained above and was also affected by the litigation gain from the Louis Frey litigation settlement in 2007. Excluding the impact of the non-cash goodwill impairment charge of $35.2 million, our adjusted EBITDA margin was 24.1%.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2007	2006	(In dollars)	(Percent)
	(In millions)

Reprographics services	$513.6	$438.4	$75.2	17.2%
Facilities management	113.8	100.1	13.7	13.7%
Equipment and supplies sales	60.9	53.3	7.6	14.3%

Total net sales	$688.3	$591.8	$96.5	16.3%
Gross profit	$287.0	$254.3	$32.7	12.9%
Selling, general and administrative expenses	$143.8	$131.7	$12.1	9.2%
Litigation reserve/(settlement)	$(2.9)	$11.3	$(14.2)	(125.7)%
Amortization of intangibles	$9.1	$5.1	$4.0	78.4%
Interest expense, net	$24.4	$23.2	$1.2	5.2%
Income taxes provision	$42.2	$32.0	$10.2	31.9%
Net Income	$69.1	$51.4	$17.7	34.4%
EBITDA	$176.5	$134.3	$42.2	31.4%
Net Sales
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

Facilities management. On-site, or facilities management services, continued to post solid dollar volume and year-over- year percentage gains. Specifically, sales for the twelve months ended December 31, 2007, compared to the same period in 2006 increased by $13.7 million or 13.7%. As a percentage of overall revenue, however, FM services decreased slightly due to the dilutive effects of acquisitions which had small or non-existent FM programs of their own. FM revenue is derived from a single cost per-square-foot of printed material, similar to our “Reprographics services” revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 1,350 facilities management accounts in 2007, bringing our total FM accounts to approximately 4,600. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.
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
Gross Profit
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
Facilities management revenues are a significant component of our gross margins. We believe that this service segment will continue to be a strong margin producer. Customers continue to view on-site services and digital equipment as a high-value convenience offering. We believe that more customers will adopt these services, as the equipment continues to become smaller and more affordable.
Selling, General and Administrative Expenses. In 2007, selling, general and administrative expenses increased by $12.1 million or 9.2% over 2006. The increase is primarily attributable to the increase in our sales volume and acquisitions explained above. Expenses rose primarily due to the increase in administrative wages and sales personnel compensation of $5.2 million and $4.4 million, respectively that accompany sales growth. Stock-based compensation expense also contributed to the increase in general and administrative expense as stock-based compensation increased by $1.3 million primarily due to stock options granted in the first quarter of 2007. Additionally, in March 2007, we incurred expenses of approximately $0.5 million in connection with a secondary stock offering, primarily to facilitate the sale of shares owned by our former financial sponsor, Code Hennessy & Simmons LLC. Partially offsetting the increase in selling, general and administrative expense was a $3.3 million favorable settlement of two related lawsuits in which we were plaintiff. Excluding costs related to that litigation, which included legal fees and accrued compensation payments related to the settlement, the settlement returned a $1.7 million benefit to us for the 12 months ended December 31, 2007. For more information on the details of these lawsuits and settlement, please refer to Note 8- “Commitments and Contingencies” to our consolidated financial statements included in this report.
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

Litigation Reserve. In 2006 we accounted for the judgment entered against us in the previously-disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York, by recording a litigation charge of $14 million that included a $11.3 million litigation reserve ($11.1 million in awarded damages, and $0.2 million in preference claims that we paid in 2006), and interest expense of $2.7 million. We settled this for $10.5 million during the fourth quarter of 2007 and accordingly recognized a benefit of $3.3 million ($2.9 million litigation gain, and $0.4 million in interest) in 2007. For more information on the Louis Frey Company litigation, please refer to Note 8 -“Commitments and Contingencies” to our consolidated financial statements included in this report.
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
EBITDA. Our EBITDA margin increased to 25.6% in 2007 compared to 22.7% in 2006 primarily due to the litigation reserve in 2006 and gain from the Louis Frey litigation settlement in 2007, and an increase in sales in 2007.
Quarterly Results of Operations
The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2008. This unaudited quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008				2007
Reprographics services	142,496	139,211	127,455	108,900	119,779	133,257	131,655	128,940
Facilities management	29,551	31,209	30,977	29,246	26,356	28,984	29,241	29,267
Equipment and supplies sales	15,396	14,521	16,153	15,872	14,079	15,542	15,316	15,939

Total net sales	$187,443	$184,941	$174,585	$154,018	$160,214	$177,783	$176,212	$174,146
Quarterly sales as a % of annual sales	26.7%	26.4%	24.9%	22.0%	23.3%	25.8%	25.6%	25.3%
Gross profit	$79,603	$79,088	$70,015	$56,566	$67,779	$74,816	$72,664	$71,778
Income (loss) from operations	$36,894	$36,776	$28,228	$(18,512)	$31,800	$37,866	$33,066	$34,310
EBITDA	$49,213	$49,035	$41,136	$(5,419)	$40,158	$47,895	$43,566	$44,867
Net Income	$18,498	$18,876	$15,067	$(15,687)	$16,844	$19,612	$15,945	$16,737

The following is a reconciliation of EBITDA to net income for each respective quarter.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2008				2007
EBITDA	$49,213	$49,035	$41,136	$(5,419)	$40,158	$47,895	$43,566	$44,867
Interest expense, net	(7,146)	(6,559)	(6,180)	(6,004)	(5,161)	(6,642)	(6,872)	(5,699)
Loss on early extinguishment of debt	—	—	—	—	—	—	—	(1,327)
Income tax benefit (provision)	(11,452)	(11,384)	(7,041)	8,675	(9,795)	(11,612)	(10,249)	(10,547)
Depreciation and amortization	(12,117)	(12,216)	(12,848)	(12,939)	(8,358)	(10,029)	(10,500)	(10,557)

Net income	$18,498	$18,876	$15,067	$(15,687)	$16,844	$19,612	$15,945	$16,737

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
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our bank credit facilities. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our consolidated statements of cash flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2008	2007	2006

Net cash provided by operating activities	$127,266	$101,386	$98,354

Net cash used in investing activities	$(30,807)	$(132,688)	$(77,488)

Net cash (used in) provided by financing activities	$(74,334)	$44,353	$(31,867)

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2008 was primarily related to adjusted net income of $59.0 million, depreciation and amortization of $50.1 million and a change in accounts receivable of $21.6 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2008 compared to the same period in 2007 was mainly due to two factors; improved accounts receivable collections, and in the fourth quarter of 2007 we had a $10.5 million cash payment related to the settlement of the previously disclosed Louis Frey litigation. As evidence of our improved collection efforts, our days sales outstanding of 45 days as of December 31, 2008 reflect a five day improvement, as compared to 50 days as of December 31, 2007. The accounts receivable cash inflow from operating activities in 2008 was positively affected by strong sales in the fourth quarter of 2007, which were collected in 2008. In 2008, our sales dropped significantly during November and December, hence we anticipate that this will negatively impact our cash flows from operations in 2009. If recent negative sales trends continue in 2009, this will significantly impact our cash flows from operations in 2009. With the downturn in the general economy we expect that we will continue to focus efforts on our accounts receivable collections.

Net cash provided by operating activities for the year ended December 31, 2007, primarily related to net income of $69.1 million and depreciation and amortization of $39.4 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2007 compared to the same period in 2006 was mainly due to our 16.3% increase in sales that were driven by acquisitions. Specifically, 2007 stand-alone acquisitions contributed approximately $9.7 million to operating cash flows in 2007. Also contributing to our increase in operating cash flows in 2007 compared to 2006 is our decrease in selling, general, and administrative expenses of 1.4% as a percentage of sales. Selling, general, and administrative expenses had a net benefit of $1.7 million, after legal expenses incurred in 2007, due to a favorable litigation settlement in 2007 (Please refer to Note 8- “Commitments and Contingencies” to our consolidated financial statements included in this report.) The increase in cash flows from operating activities was partially offset by the $10.5 million cash payment in the fourth quarter related to the settlement of the previously disclosed Louis Frey litigation. The cash flows from operating activities remained strong as evidenced by the fact that operating cash flows for the year ended December 31, 2007 represents 14.7% of revenue. Net cash flows generated from operating activities in 2007 have and will be used to pay for acquisitions and payment of our debt obligations. Our days sales outstanding improved to 50 days as of December 31, 2007, as compared to 51 days as of December 31, 2006.
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
Investing Activities
Net cash used in investing activities primarily related to acquisition of businesses and capital expenditures. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $23.9 million, $132.7 million, and $62.2 million during the years ended December 31, 2008, 2007, and 2006, respectively. We incurred capital expenditures totaling $9.0 million, $8.3 million, and $7.4 million during the years ended December 31, 2008, 2007, and 2006, respectively. Our restricted cash inflow of $1.0 million in 2008 related to the receipt of an escrow account established in connection with the acquisition of a business. Our restricted cash inflow of $7.9 million in 2007 related to the settlement of the Louis Frey litigation in the fourth quarter of 2007. Our restricted cash out flow in 2006 of $8.4 million was due to the cash collateral of $7.5 million we posted to stay the execution of the Louis Frey judgment pending appeal and a $0.9 million escrow account established in connection with one of our acquisitions. Cash used in investing activities will vary depending on the timing and the size of acquisitions and funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $74.3 million used in financing activities during the 12 months ended December 31, 2008, primarily relates to scheduled payments of $51.9 million on our debt agreements and capital leases and a $22.0 million pay down on our revolving credit facility. Net cash provided by financing activities in 2007 primarily related to net borrowing of $22 million on our existing revolving credit facility and a $50 million borrowing from our term loan facility in order to facilitate the consummation of certain acquisitions. We used proceeds under the credit agreement entered into in December 2007 to prepay in full all principal and interest payable under the then existing Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005. The proceeds from this borrowing were offset by scheduled payments of $19.2 million on capital lease obligations and $7.7 million used to repurchase Company stock. Net cash used in 2006 primarily related to the net repayment of debt and capital leases of $37.8 million, offset by $2.1 million of proceeds from the exercise of stock options and the related excess tax benefit of $4.0 million.
Our cash position, working capital, and debt obligations as of December 31, 2008, 2007, and 2006 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto elsewhere in this report.

	December 31,
	2008	2007	2006
Cash and cash equivalents	$46,542	$24,802	$11,642
Working capital	$29,798	$4,695	$21,150

Borrowings from senior secured credit facilities	$261,250	$297,000	$215,651
Other debt obligations	99,790	93,267	57,494

Total debt obligations	$361,040	$390,267	$273,145

As discussed in Item 7 — “Quantitative and Qualitative Disclosure about Market Risk,” we had $361.0 million of total debt and capital leases outstanding as of December 31, 2008, of which zero was bearing interest at variable rates. To manage our working capital, we focus on our number of days outstanding to monitor accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance and additional cash flows provided by operations in 2009 will be adequate to cover the next twelve months working capital needs, debt service requirements and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which has an available balance of $71.0 million as of December 31, 2008, or the issuance of additional debt which is dependent on availability of third party financing.
During recent months, financial markets throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability. These developments and the related general economic downturn may adversely impact our business and financial condition in a number of ways, including effects beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current lack of credit in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under their agreements with us. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic downturn and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Despite the recent downturn in the economy, our cash position remains strong. We had $46.5 million of cash and cash equivalents, as indicated above, and we believe our 2009 operating cash flows will be sufficient to cover all our debt service requirements, working capital needs and budgeted capital expenditures. However, further reductions from our fourth quarter 2008 EBITDA levels may potentially trigger default provisions under our senior secured credit facilities. As the impact and ramifications of the current economic downturn become known, we will continue to adjust our operations accordingly.
Based upon 2009 projected revenue, we are implementing operational plans in-line with achieving EBITDA and its related operating expenses that we currently believe will allow us to be in compliance with all of our debt covenants. We believe that further cost reductions can be implemented should projected revenue levels not be achieved. However, if actual sales for 2009 are lower than our current projections and/or we do not successfully implement cost reduction plans, we could be at risk of going into default under our credit and guaranty agreement in 2009. Our ability to meet our 2009 debt covenant requirements under our credit and guaranty agreement is highly sensitive, and dependent upon, us achieving our 2009 projected EBITDA and its related operating expenses.
If we default on our debt covenants and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies as defined under the credit and guaranty agreement, including a call provision on the debt. Because our debt agreement contains cross-default provisions, triggering a default provision under our credit agreement may require us to repay all debt outstanding under the credit facilities including any amounts outstanding under our revolving credit facility, which currently has no debt outstanding, and may also temporarily or permanently restrict our ability to draw additional funds under the revolving credit facility.
During December 2007, we repurchased 447,654 shares for $7.7 million which were funded through cash flows from operations. During 2008, we did not repurchase any common stock. Our credit agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15 million in aggregate over the term of the facility. As of December 31, 2008 we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with our credit facility.
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

Debt Obligations
Senior Secured Credit Facilities. On December 6, 2007, we entered into a Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the then existing Second Amended and Restated Credit and Guaranty Agreement.
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At December 31, 2008, the interest rate swap agreement had a negative fair value of $16.5 million of which $5.9 million was recorded in accrued expenses and $10.5 was recorded in other long term liabilities.
Loans to under our Credit Agreement will bear interest, at our option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate will be determined based upon our leverage ratio (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Credit Agreement contains covenants which, among other things, require us to maintain a minimum interest coverage ratio of 2.25:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.50:1.00 in 2009, 2.75:1:00 in 2010, 3.00:1.00 in 2011 and 2012. The covenant ratios are assessed quarterly and calculated on a trailing 12 months basis. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the our obligations thereunder. The Credit Agreement is secured by substantially all of our assets. We were in compliance with all of our debt covenants as of December 31, 2008. Refer to our discussion above regarding our projected compliance with 2009 debt covenants.
Term loans are amortized over the term with the final payment due on December 6, 2012. Amounts borrowed under the revolving credit facility must be repaid by December 6, 2012. Outstanding obligations under the Credit Agreement may be prepaid in whole or in part without premium or penalty.
As of December 31, 2008 and 2007, we had standby letters of credit aggregated to $4.0 million and $4.8 million, respectively. The standby letters of credit reduce our borrowing capacity under the revolving credit facility.
The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under our senior secured credit facilities.

	As of December 31, 2008			As of December 31, 2007
		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate
			(Dollars in thousands)
Term facility	$261,250	$—	5.39%	$275,000	$67,998	6.93%
Revolving facility	—	70,996	—	22,000	48,222	7.00%

	$261,250	$70,996		$297,000	$116,220

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

Seller Notes. As of December 31, 2008, we had $35.4 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2009 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
At December 31, 2008, and 2007, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Our future contractual obligations as of December 31, 2008, by fiscal year are as follows:

	Years Ending December 31,
	2009	2010	2011	2012	2013	Thereafter
	(Dollars in thousands)

Debt obligations	$34,504	$68,050	$76,501	$117,571	$—	$—
Capital lease obligations	24,689	19,609	11,580	5,973	2,374	189
Interest on long-term debt	21,182	16,631	11,033	4,772	208	24
Operating leases	31,273	23,888	17,176	10,944	6,881	14,285
FIN 48 liability (1)	—	—	—	—	—	—

Total	$111,648	$128,178	$116,290	$139,260	$9,463	$14,498

(1)	FIN 48 Liability. As a result of the adoption of FIN 48 we have a $1.1 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented above because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 7 — “Income Taxes” to our consolidated financial statements included in this report for additional discussion).
Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits or revenues in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2008, the maximum amount that may be required to be paid out under existing earnout agreements is $8.5 million, in the aggregate, between 2009 and 2010. These additional cash payments are accounted for as goodwill when earned.
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
Impairment of Long-Lived Assets
We periodically assess potential impairments of its long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by us include, but are not limited to, significant underperformance relative to expected historical or projected future operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, and the useful life over which cash flows will occur.

Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic environment. As a result of this, our earnings outlook has declined and we recorded a goodwill impairment of $35.2 million during the fourth quarter of 2008 (see below). Before assessing our goodwill for impairment we evaluated, as described above, the long-lived assets in our operating segments for impairment at December 31, 2008 given the reduced level of expected sales, profits and cash flows. Based on this assessment, we determined that there was no impairment.
Goodwill and Other Intangible Assets
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment, and a significant decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008.
Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result our analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom have a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million. (See Note: 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report).
We determine the fair market value of our reporting units using a market approach and an income approach. Under the market-based approach, we utilized information regarding our Company to determine earnings multiples that are used to value our reporting units. Under the income approach, we determine fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. We assign a higher weight to the discounted cash flow model due to the fact that current market conditions are depressed and this models factors in projected cash flows. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding our future projections made for purposes of our goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
Allowance for Doubtful Accounts
We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2008, 2007, and 2006, we recorded expenses of $4.9 million, $1.3 million, and $0.6 million, respectively, related to the allowance for trade receivables.
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
Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by us prior to its initial public offering are not included in its SFAS 123R option pool. As a result, unless subsequently modified, repurchased or cancelled, such unvested options will not be included in stock-based compensation. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.

Total stock-based compensation for the years ended December 31, 2008, 2007 and 2006, on income before income taxes and net income was $4.3 million, $3.5 million and $2.1 million, respectively. Future stock-based compensation may be significantly impacted in the event of a repricing or modification of existing awards. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the exercise of stock options, in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.
Recent Accounting Pronouncements
On September 15, 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. We adopted the required provisions of SFAS 157 that became effective in the first quarter of 2008. The adoption of these provisions did not have a material impact on the Consolidated Financial Statements.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 - FSP FAS 157-1 amends the application of FASB Statement No. 157 to FASB Statement No.13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-1 is effective upon initial adoption of SFAS 157. The adoption of SFAS 157 within the scope of FSP 157-1 did not have any impact on the Consolidated Financial Statements.
In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The initial adoption of FSP 157-2, is not expected to have a material impact on our results of operations or cash flows.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 . SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. We have not elected the fair value option for any of its eligible financial assets or liabilities.
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The initial adoption of SFAS No. 141R, is not expected to have a material impact on our results of operations or cash flows, but potential 2009 acquisitions may have a material impact on our results of operations or cash flows. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 . This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective beginning with the first quarter of 2009. Early adoption is permitted. The adoption of SFAS No. 161 will not have a material impact on our results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The initial adoption of FSP 142-3, is not expected to have a material impact on our results of operations or cash flows.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently evaluating the impact, if any, this new standard may have on the Consolidated Financial Statements.
In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. The adoption of FSP EITF No. 03-6-1, is not expected to have a material impact on our results of operations or cash flows.
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
The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At December 31, 2008, the interest rate swap agreement had a negative fair value of $16.5 million of which $6.0 million was recorded in accrued expenses and $10.5 million was recorded in other long-term liabilities.
As of December 31, 2008, we had $361.0 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in our interest rate swap on our senior secured debt.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2008, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
Item 8. Financial Statements and Supplementary Data
Our financial statements and the accompanying notes that are filed as part of this report are listed under “Part IV, Item 15. Financial Statements Schedules and Reports” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants On Accounting And Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2008. Management’s report is included with our Consolidated Financial Statements under Part IV, Item 15 of this Annual Report on Form 10-K.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their Report of Independent Registered Public Accounting Firm under Part IV, Item 15 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no significant changes to internal control over financial reporting during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2008, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2009 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2009 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2009 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following documents are filed as part of this report:
(1) Financial Statements
The following consolidated financial statements are filed as part of this report:
Management’s Report on Internal Controls Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
(2) Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
(3) Exhibits
The following exhibits are filed as part of this Annual Report on form 10-K:
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

Number	Description

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

10.6	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Form 10-Q filed on August 9, 2007).ˆ

10.7	Amendment No. 2 to American Reprographics Company 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed August 8, 2008). ˆ

10.8
Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on December 16, 2005).ˆ

10.9	Form of American Reprographics Company Non-employee Directors — Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on December 16, 2005).ˆ

10.10
American Reprographics Company 2005 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).ˆ

10.11	Amendment to American Reprographics Company 2005 Employee Stock Purchase Plan dated September 29, 2006 (incorporated by reference to Exhibit 10.13 to the Form 10-K filed on March 1, 2007).ˆ

10.12	Amendment No. 2 to American Reprographics Company 2005 Employee Stock Purchase Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on August 8, 2008).ˆ

10.13
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

10.15
Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.16
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

10.18
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

10.21
Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.22
Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook, Inc., Tenant (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed on November 14, 2005).

10.23
Second Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 1, 2006 by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook Inc., Tenant (incorporated by reference to Exhibit 10.24 to the Form 10-K filed on March 1, 2007).

10.24
Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.25	Lease agreement dated November 19, 1997, between Dieterich-Post Company and Ford Graphics Group, L.L.C. (incorporated by reference to Exhibit 10.26 to the Form 10-K filed on March 1, 2007).

10.26
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

10.28
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

10.29
Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ

10.30
Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ

10.31
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

10.33
First Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective November 18, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ

10.34
Second Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective March 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ

10.35
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to Registrant’s Form 8-K filed on March 30, 2007).ˆ

10.36
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.37
First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ

10.38
Second Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective March 17, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ

10.39
Third Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, dated July 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 1, 2007).ˆ

10.40
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to Registrant’s Form 8-K filed on March 30, 2007).ˆ

10.41
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

Number	Description

10.43
First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective April 17, 2008 (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed on August 8, 2008).ˆ

10.44
Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).ˆ

10.45
First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).ˆ

10.46
Executive Employment Agreement between American Reprographics Company and Jonathan Mather dated November 29, 2006 (incorporated by reference to Exhibit 99.2 to the Form 8-K filed on November 30, 2006).ˆ

10.47
First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Jonathan Mather, effective April 17, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2008).ˆ

10.48
Restricted Stock Award Grant Notice between American Reprographics Company and Jonathan R. Mather dated April 17, 2008 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on April 22, 2008). ˆ

10.49
Executive Employment Agreement between American Reprographics Company and Dilantha Wijesuriya dated February 23, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 25, 2009). ˆ

10.50
Indemnification Agreement dated February 23, 2009 between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 25, 2009).

10.51
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

Number	Description

10.60
Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).

10.61
Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K filed on March 16, 2006).

10.62
Indemnification Agreement made as of May 22, 2006, between American Reprographics Company and Eriberto R. Scocimara (incorporated by reference to Exhibit 10.61 to the Form 10-K filed on March 1, 2007).

10.63
Consulting Agreement dated February 28, 2007 between American Reprographics Company, L.L.C. and Legg Consulting L.L.C. (incorporated by reference to Exhibit 10.62 to the Form 10-K filed on March 1, 2007).

10.64	Consulting Agreement between Sathiyamurthy Chandramohan and American Reprographics Company, dated July 24, 2008 (incorporated by reference to Exhibit 10.4 to the Form 10-Q filed on August 8, 2008). ˆ

10.65
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

10.66
Security Agreement dated as of December 6, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., the other Grantors party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.58 to the Form 10-K filed on February 27, 2008).

10.67
ISDA Master Agreement dated as of December 19, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., and Wells Fargo Bank N.A. (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed on December 26, 2007).

10.68	2007 Bonus Plan, dated February 20, 2007, between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.60 to the Form 10-K filed on February 27, 2008).ˆ

10.69	Second Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective December 22, 2008. ˆ*

21.1	List of Subsidiaries.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

ˆ	Indicates management contract or compensatory plan or agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer
Date: February 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2009

/s/ JONATHAN R. MATHER Jonathan R. Mather	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 27, 2009

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	February 27, 2009

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	February 27, 2009

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	February 27, 2009

/s/ MARK W. MEALY Mark W. Mealy	Director	February 27, 2009

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	February 27, 2009

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
Oversight of management’s financial reporting and internal accounting control responsibilities are exercised by the Board of Directors, through an audit committee, which consists solely of outside directors. The committee meets periodically with financial management, internal auditors and the independent registered public accounting firm to obtain reasonable assurance that each is meeting its responsibilities and to discuss matters concerning auditing, internal accounting control and financial reporting. The independent registered public accounting firm and the Company’s internal audit department have free access to meet with the audit committee without management’s presence.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and President, and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Company’s evaluation under the framework in Internal Control — Integrated Framework , management has concluded that internal control over financial reporting was effective as of December 31, 2008.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Reprographics Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Reprographics Company at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 15(a)(1). Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2009

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$46,542	$24,802
Restricted cash	—	937
Accounts receivable, net of allowances for accounts receivable of $5,424 and $5,092 at December 31, 2008 and December 31, 2007, respectively	77,216	97,934
Inventories, net	11,097	11,233
Deferred income taxes	5,831	5,791
Prepaid expenses and other current assets	11,976	10,234

Total current assets	152,662	150,931

Property and equipment, net	89,712	84,634
Goodwill	366,513	382,519
Other intangible assets, net	85,967	86,349
Deferred financing costs, net	3,537	5,170
Deferred income taxes	25,404	10,710
Other assets	2,136	2,298

Total assets	$725,931	$722,611

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,171	$35,659
Accrued payroll and payroll-related expenses	13,587	19,293
Accrued expenses	24,913	22,030
Current portion of long-term debt and capital leases	59,193	69,254

Total current liabilities	122,864	146,236

Long-term debt and capital leases	301,847	321,013
Other long-term liabilities	13,318	3,711
Minority interest (Note 3)	6,121	—

Total liabilities	444,150	470,960

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,674,810 and 45,561,773 shares issued and 45,227,156 and 45,114,119 shares outstanding in 2008 and 2007, respectively	46	46
Additional paid-in capital	85,207	81,153
Deferred stock-based compensation	(195)	(673)
Retained earnings	215,846	179,092
Accumulated other comprehensive (loss) income	(11,414)	(258)

	289,490	259,360
Less cost of common stock in treasury, 447,654 shares in 2008 and 2007	7,709	7,709

Total stockholders’ equity	281,781	251,651

Total liabilities and stockholders’ equity	$725,931	$722,611

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Reprographics services	$518,062	$513,630	$438,375
Facilities management	120,983	113,848	100,158
Equipment and supplies sales	61,942	60,876	53,305

Total net sales	700,987	688,354	591,838
Cost of sales	415,715	401,317	337,509

Gross profit	285,272	287,037	254,329
Selling, general and administrative expenses	154,728	143,811	131,743
Litigation (gain) reserve	—	(2,897)	11,262
Amortization of intangible assets	12,004	9,083	5,055
Goodwill impairment	35,154	—	—

Income from operations	83,386	137,040	106,269
Other income, net	(517)	—	(299)
Interest expense, net	25,890	24,373	23,192
Loss on early extinguishment of debt	—	1,327	—

Income before minority interest and income tax provision	58,013	111,340	83,376
Minority interest	59	—	—
Income tax provision	21,200	42,203	31,982

Net income	36,754	69,137	51,394

Net income attributable to common shares:
Basic	$0.82	$1.52	$1.14

Diluted	$0.81	$1.51	$1.13

Weighted average common shares outstanding:
Basic	45,060,482	45,421,498	45,014,786
Diluted	45,398,086	45,829,010	45,594,950
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)

							Accumulated
		Common Stock		Additional			Other	Common	Total
	Members’		Par	Paid-In	Deferred	Retained	Comprehensive	Stock in	Stockholders’
	Deficit	Shares	Value	Capital	Compensation	Earnings	(Loss) Income	Treasury	Equity
	(Dollars in thousands)
Balance at December 31, 2005	—	44,598,815	44	56,825	(1,903)	58,561	42	—	113,569
Stock-based compensation		28,253		1,536	679				2,215
Issuance of common stock under Employee Stock Purchase Plan		9,032		290					290
Issuance of common stock in connection with accrued bonuses		80,652		2,160					2,160
Issuance of common stock in connection with acquisitions		246,277		8,500					8,500
Stock options exercised		383,070	1	2,103					2,104
Net Tax benefit from exercise of stock options				4,051					4,051
Comprehensive income
Net income						51,394			51,394
Foreign Currency Translation							62	—	62
Fair value adjustment of derivatives, net of tax effects							(101)	—	(101)

									51,355

Balance at December 31, 2006	—	45,346,099	45	75,465	(1,224)	109,955	3	—	184,244
Stock-based compensation		41,524		2,917	551				3,468
Issuance of common stock under Employee Stock Purchase Plan		4,600		100					100
Stock options exercised		169,550	1	1,108					1,109
Net Tax benefit from exercise of stock options				1,563					1,563
Comprehensive income
Net income						69,137			69,137
Foreign Currency Translation							676		676
Fair value adjustment of derivatives, net of tax effects							(937)		(937)

Comprehensive income									68,876
Purchase of treasury shares		(447,654)						(7,709)	(7,709)

Balance at December 31, 2007	$—	45,114,119	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$251,651
Stock-based compensation		78,250		3,812	478				4,290
Issuance of common stock under Employee Stock Purchase Plan		3,087		35					35
Stock options exercised		31,700	—	177					177
Net Tax benefit from exercise of stock options				30					30
Comprehensive income
Net income						36,754			36,754
Foreign Currency Translation							(1,989)		(1,989)
Fair value adjustment of derivatives, net of tax effects							(9,167)		(9,167)

Comprehensive income									25,598

Balance at December 31, 2008	$—	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$281,781

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net income	$36,754	$69,137	$51,394
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	4,966	1,315	599
Depreciation	38,117	30,362	22,694
Amortization of intangible assets	12,004	9,083	5,055
Amortization of deferred financing costs	1,267	515	364
Goodwill impairment	35,154	—	—
Minority interest	59	—	—
Stock-based compensation	4,289	3,469	2,215
Excess tax benefit related to stock options exercised	(30)	(1,563)	(4,051)
Deferred income taxes	(10,172)	5,318	(3,934)
Write-off of deferred financing costs	313	1,327	208
Litigation charge (gain)	—	(3,315)	13,947
Other noncash items, net	(284)	(406)	(275)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	21,556	(446)	(5,769)
Inventory	3,134	694	949
Prepaid expenses and other assets	(1,101)	44	(5)
Litigation settlement payment	—	(10,500)	—
Accounts payable and accrued expenses	(18,760)	(3,648)	14,963

Net cash provided by operating activities	127,266	101,386	98,354

Cash flows from investing activities
Capital expenditures	(9,033)	(8,303)	(7,391)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(23,916)	(132,739)	(62,225)
Restricted cash	937	7,911	(8,360)
Other	1,205	443	488

Net cash used in investing activities	(30,807)	(132,688)	(77,488)

Cash flows from financing activities
Proceeds from stock option exercises	177	1,108	2,103
Proceeds from issuance of common stock under Employee Stock Purchase Plan	35	100	290
Treasury stock repurchase	—	(7,709)	—
Excess tax benefit related to stock options exercised	30	1,563	4,051
Proceeds from borrowings under long-term debt agreements	—	325,000	30,000
Payments on long-term debt agreements and capital leases	(51,850)	(292,685)	(62,767)
Net borrowings (repayments) under revolving credit facility	(22,000)	22,000	(5,000)
Payment of loan fees	(726)	(5,024)	(544)

Net cash (used in) provided by financing activities	(74,334)	44,353	(31,867)

Effect of foreign currency translation on cash balances	(385)	109	—

Net change in cash and cash equivalents	21,740	13,160	(11,001)
Cash and cash equivalents at beginning of period	24,802	11,642	22,643

Cash and cash equivalents at end of period	$46,542	$24,802	$11,642

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$26,111	$27,728	$19,581

Income taxes	$33,939	$41,840	$22,571

Noncash investing and financing activities:
Capital lease obligations incurred	$34,561	$35,263	$22,477
Issuance of subordinated notes in connection with the acquisition of businesses	$10,414	$23,758	$13,086
Accrued liabilities in connection with the acquisition of businesses	$100	$570	$4,300
Accrued liabilities in connection with deferred financing fees	$—	$663	$—
Stock issued for acquisition	$—	$—	$8,500
Change in fair value of derivative, net of tax effects	$(9,167)	$(937)	$(101)
Issuance of common stock in connection with settlement of accrued bonuses	$—	$—	$2,160
Contribution from minority owner	$6,062	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
American Reprographics Company (ARC or the Company) is the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. ARC also provides these services to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality that also require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company (Opco), and its subsidiaries.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
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
Risk and Uncertainties
During recent months, financial markets throughout the world have been experiencing extreme disruption, including, among other things, extreme volatility in security prices and severely diminished liquidity and credit availability. These developments and the related general economic downturn may adversely impact the Company’s business and financial condition in a number of ways, including effects beyond those typically associated with other recent downturns in the U.S. and foreign economies. The current lack of credit in financial markets and the general economic downturn may adversely affect the ability of their customers and suppliers to obtain financing for significant operations and purchases and for the customers to perform their obligations under their agreements with the Company. The tightening could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. The Company is unable to predict the duration and severity of the current economic downturn and disruption in financial markets or the effects on their business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Reclassifications and Revision
The Company reclassified certain amounts in the prior year financial statements to conform to the current presentation. These reclassifications had no effect on the Consolidated Statement of Income, as previously reported. The Company revised its presentation of $1,135, the long-term portion of the interest rate swap liability at December 31, 2007, from accrued expenses to other long-term liabilities, to conform to the current presentation. The reclassification on the cash flow statement consisted of identifying net borrowings (repayments) under the revolving credit facility separately from borrowings and repayments under long-term debt agreements and identifying the allowance for doubtful accounts separately from other non-cash items.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents
Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.
The Company maintains its cash deposits at numerous banks located throughout the United States and China, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Restricted Cash
The total restricted cash at December 31, 2008 and 2007 was $0 and $937, respectively. The 2007 balance represents an escrow account established in connection with the acquisition of a business.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2.5% of net sales during the years ended December 31, 2008, 2007 and 2006.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 36%, 42% and 46% for the years ended December 31, 2008, 2007 and 2006, respectively.
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered to be uncollectible. The Company estimates its allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2008, 2007, and 2006 the Company recorded expenses of $4,966, $1,315 and $599, respectively, related to the allowance for doubtful accounts.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.
Purchases from the Company’s three largest vendors during the years ended December 31, 2008, 2007 and 2006 comprised approximately 42%, 47%, and 49% respectively, of the Company’s total purchases of inventory and supplies.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. Inventories primarily consist of reprographics materials for use and resale and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2008 and 2007, the reserves for inventory obsolescence amounted to $555 and $757, respectively.
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

The Company accounts for computer software costs developed for internal use in accordance with Statement of Position 98-1 (SOP 98-1), “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are amortized on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4) includes $2,760 and $3,469 of capitalized software development costs as of December 31, 2008 and 2007, respectively, net of accumulated amortization of $13,111 and $10,983 as of December 31, 2008 and 2007, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $2,128, $1,769 and $2,362 during the years ended December 31, 2008, 2007 and 2006, respectively.
In August 2002, the Company decided to license internally developed software for use by third party reprographics companies. In accordance with SOP 98-1, the Company applies the net revenues from certain of its software licensing activity to reduce the carrying amount of the capitalized software costs. Software licensing revenues which have been offset against the carrying amount of capitalized software costs amounted to $0, $114 and $142 during the years ended December 31, 2008, 2007 and 2006, respectively.
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
The operating segments of the Company are being negatively impacted by the drop in commercial and residential construction resulting from the current economic environment. As a result of this, the Company’s earnings outlook has declined and the Company recorded a goodwill impairment of $35.2 million during the fourth quarter of 2008 (see below). Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its operating segments for impairment at December 31, 2008 given the reduced level of expected sales, profits and cash flows. Based on this assessment, the Company determined that there was no impairment.
Goodwill and Other Intangible Assets
The Company assesses goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. During the quarter ended December 31, 2008, based on a combination of factors, including the current economic environment, and a significant decline in market capitalization, the Company concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008.
Goodwill impairment testing is a two-step process. Step 1 involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step 2 calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step 1. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The result of the Company’s analysis indicated that eight of the Company’s reporting units, six in the United States, one in Canada, and one in the United Kingdom have a goodwill impairment. Accordingly, the Company recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million.
The Company determines the fair market value of the Company’s reporting units using a market approach and an income approach. Under the market-based approach, the Company utilized information regarding the Company to determine earnings multiples that are used to value the Company’s reporting units. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit, discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. The Company assigns a higher weight to the discounted cash flow model due to the fact that current market conditions are depressed and this models factors in projected cash flows. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the year ended December 31, 2008 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2009 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
In connection with its acquisitions, the Company has applied the provisions of SFAS No. 141 “Business Combinations”, using the purchase method of accounting. The assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Beginning balance at January 1	$382,519	$291,290
Additions	20,004	90,790
Goodwill impairment	(35,154)	—
Translation adjustment	(856)	439

Ending balance at December 31	$366,513	$382,519

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
The following table sets forth the Company’s preliminary estimate of other intangible assets resulting from business acquisitions at December 31, 2008 and December 31, 2007, which continue to be amortized:

	December 31, 2008			December 31, 2007
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)
Amortizable other intangible assets:
Customer relationships	$96,574	$29,233	$67,341	$87,045	$19,098	$67,947
Trade names and trademarks	20,359	2,126	18,233	18,359	848	17,511
Non-Compete Agreements	1,278	885	393	1,278	387	891

	$118,211	$32,244	$85,967	$106,682	$20,333	$86,349

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next five fiscal years, and thereafter are as follows:

2009	$11,361
2010	10,132
2011	9,178
2012	8,275
2013	7,370
Thereafter	39,651

$85,967

Deferred Financing Costs
Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized based on the effective interest method. At December 31, 2008 and 2007, the Company has deferred financing costs of $3,537 and $5,170, respectively, net of accumulated amortization of $1,351 and $84, respectively.
During 2006, the Company wrote off $208 of deferred financing costs due to the early pay down of debt. In December 2007, the Company wrote off $876 of deferred financing costs due to the extinguishment, in full, of its Second Amended and Restated Credit and Guaranty Agreement. The total write off for 2007 was $1,327, including the termination of the interest rate collar. The Company added $5,254 of deferred financing costs related to its new Credit Agreement dated December 6, 2007. In 2008, the Company wrote off $313 of deferred financing costs.
Derivative Financial Instruments
In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, the Company recognizes all derivative financial instruments, such as its interest rate swap contract and interest rate collar agreement, as either assets or liabilities in the consolidated financial statements at fair value.
The Company enters into interest rate swaps and collar agreements to manage its exposure to changes in interest rates. Interest rate swaps also allow the Company to raise funds at floating rates and effectively swap them into fixed rates. These agreements involve the exchange of floating-rate for fixed-rate payments without the exchange of the underlying principal amount.
In March 2006, the Company entered into an interest rate collar agreement which became effective on December 23, 2006, and had a fixed notional amount of $76.7 million until December 23, 2007, then decreased to $67.0 million until termination of the collar on December 23, 2007. The interest rate collar had a cap strike three month LIBO rate of 5.50% and a floor strike three month LIBO rate of 4.70%. Because the collar agreement was designated and qualified as a cash flow hedge under SFAS No. 133, the Company recorded the negative fair value of $97 for this swap agreement in “Accrued expenses” in the Company’s consolidated balance sheet with a corresponding adjustment of $58, net of $39 in taxes to accumulated other comprehensive income (loss) as of and for the year ended December 31, 2006. In conjunction with the Company entering into a new credit facility in December of 2007, the Company terminated the interest rate collar and recognized an expense of $429 which is included in Loss on early extinguishment of debt on the consolidated statement of income.
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
The Swap Transaction has been designated and qualifies as a cash flow hedge under SFAS No. 133, and the Company has recorded the negative fair value of $16,484 and $1,607 in the Company’s consolidated balance sheet liabilities with a corresponding of $10,271, net of $6,213 taxes and $996, net of $611 taxes to accumulated other cumulative income for the years ended December 31, 2008 and 2007, respectively. The Company does not expect to reclassify any material amounts from comprehensive income to earnings within the next 12 months.

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
Short- and long-term debt: The carrying amounts of the Company’s subordinated notes payable and capital leases reported in the consolidated balance sheets approximate their fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount reported in the Company’s consolidated balance sheet as of December 31, 2008 for its term loan credit facility is $261.3 million. Using a discounted cash flow technique that incorporates a market yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility to be $255.7 million at December 31, 2008. In determining the market interest yield curve, the Company considered its BB corporate credit rating.
Interest rate hedge agreements: The fair values of the interest rate swap and collar agreements, as previously disclosed, are the amounts at which they could be settled based on market rates at December 31, 2008 and 2007, respectively.
Self-Insurance Liability
The Company is self-insured for a significant portion of its risks and associated liabilities with respect to workers’ compensation. The accrued liabilities associated with this program are based on the Company’s estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to the Company (“IBNR Claims”) as of the balance sheet date. The Company’s estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with the Company’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation and the Company’s claims settlement practices.
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
Included in revenues are fees charged to customers for shipping, handling and delivery services. Such revenues amounted to $39,375, $41,437, and $36,824 for the years ended December 31, 2008, 2007, and 2006 respectively.
Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2008, 2007 and 2006.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.

Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments, and changes in the fair value of certain financial derivative instruments, net of taxes, which qualify for hedge accounting. The differences between net income and comprehensive income for the years ended December 31, 2008 and 2007 are as follows:

	Year Ended
	December 31,
	2008	2007
Net income	$36,754	$69,137
Foreign currency translation adjustments	(1,989)	676
Decrease in fair value of financial derivative instruments, net of tax effects	(9,167)	(937)

Comprehensive income	$25,598	$68,876

Asset and liability accounts of international operations are translated into U.S. dollars at current rates. Revenues and expenses are translated at the weighted average currency rate for the fiscal year.
Segment and Geographic Reporting
The provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and performance objectives, the Company is deemed to operate as a single reportable segment.
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States, have been minimal amounting to $24,245, $13,246, and $7,709 for the years ending December 31, 2008, 2007, and 2006, respectively.
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $3,233, $3,641, and $3,649 during the years ended December 31, 2008, 2007 and 2006, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Income Taxes
The Company accounts for income taxes under an asset and liability approach. The objective is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax liabilities or assets reflect temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. Additionally, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. As of December 31, 2008, the Company believes that all its deferred tax assets are recoverable.

The Company calculates current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed income tax returns are recorded when identified in the subsequent year. The Company’s effective income tax rate differs from the statutory tax rate primarily due to state income taxes, the Domestic Production Activities Deduction, nondeductible items and income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones. The amount of income taxes the Company pays is subject to audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. The Company believes that it has adequately provided for reasonably foreseeable outcomes related to these matters.
Income tax benefits credited to stockholders’ equity are primarily related to employee exercises of non-qualified stock options.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with SAB 107, the remaining unvested options issued by the Company prior to its initial public offering are not included in its SFAS 123R option pool. As a result unless subsequently modified, repurchased or canceled, such unvested options will not be included in stock-based compensation. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption FSP FAS 123(R-3) the Company used the “shortcut method” for determining the historical windfall tax benefit.
Total stock-based compensation for the years ended December 31, 2008, 2007 and 2006, on income before income taxes and net income was $4.3 million, $3.5 million and $2.2 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of SFAS 123R, the net tax benefit resulting from the exercise of stock options, in the Consolidated Statement of Cash Flows, are classified as financing cash inflows.
The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2008, 2007 and 2006, was $6.01, $11.85, and $10.56 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the year ended December 31, 2008 and 2007:

	Year Ended
	December 31,
	2008	2007
Weighted average assumptions used:
Risk free interest rate	2.79%	4.51%
Expected volatility	32.70%	25.28%
Expected dividend yield	0.00%	0.00%
The expected option term of 6.00 years for options vesting over a 3 year period, 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in Staff Accounting Bulletin (“SAB”) 107, were used for options granted during fiscal year 2008 and 2007. The Company concluded that the use of SAB 107’s “simplified” method is a more reasonable estimate for determining the expected term of options as the Company’s initial public offering was in 2005 and does not have sufficient historical information.
For fiscal year 2008, expected stock price volatility is based on a blended rate which combines our recent historical volatility with that of our peer groups for a period equal to the expected term. This blended method provides better information about future stock-price movements, until the Company has a more reliable historical period to rely upon. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 3.77% based on the Company’s historical forfeiture rate. The Company reviews its forfeiture rate at least on an annual basis.
For fiscal year 2007, expected stock price volatility is based on a combined weighted average expected stock price volatility of three publicly traded peer companies deemed to be similar entities whose share or option prices are publicly available. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 3.75% based on the Company’s historical forfeiture rate.

Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements to existing technology and are expensed as incurred. In total, research and development amounted to $5,129, $5,468 and $3,684 during the fiscal years ended December 31, 2008, 2007 and 2006, respectively.
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
Sales Taxes
The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, hence are not included as part of the Company’s revenue.
Earnings Per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, “Earnings per Share”. Basic earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 1,509,757, 1,218,485 and 179,985 common stock options excluded for anti-dilutive effects for the year ended December 31, 2008, 2007 and 2006, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s 2005 Stock Plan.
Basic and diluted earnings per common share were calculated using the following options for the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Weighted average common shares outstanding during the period — basic	45,060,482	45,421,498	45,014,786
Effect of dilutive stock options	337,604	407,512	580,164

Weighted average common shares outstanding during the period — diluted	45,398,086	45,829,010	45,594,950

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
In February 2008, the FASB issued FASB Staff Position No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 - FSP FAS 157-1 amends the application of FASB Statement No. 157 to FASB Statement No.13, Accounting for Leases and its related interpretive accounting pronouncements that address leasing transactions. FSP FAS 157-1 is effective upon initial adoption of SFAS 157. The adoption of SFAS 157 within the scope of FSP 157-1 did not have any impact on the Consolidated Financial Statements.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The initial adoption of FSP 157-2, is not expected to have a material impact on our results of operations or cash flows.
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
In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, which replaces SFAS No 141. SFAS 141R establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R makes some significant changes to existing accounting practices for acquisitions. SFAS 141R is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The initial adoption of SFAS No. 141R, is not expected to have a material impact on our results of operations or cash flows, but potential 2009 acquisitions may have a material impact on our results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 . This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 will become effective beginning with the first quarter of 2009. Early adoption is permitted. The adoption of SFAS No. 161 will not have a material impact on the Company’s results of operations or cash flows.
In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Asset. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The initial adoption of FSP 142-3, is not expected to have a material impact on the Company’s results of operations or cash flows.
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

In June 2008, the FASB issued FSP EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. The adoption of FSP EITF No. 03-6-1, is not expected to have a material impact on our results of operations or cash flows.
3. ACQUISITIONS
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
During 2008, the Company acquired the assets and liabilities of 13 reprographics companies of which 11 were in the United States, 1 in Canada and 1 in United Kingdom. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $31,929, for which the Company paid $21,515 in cash and issued $10,414 of notes payable to the former owners of the acquired companies.
The results of operations of the companies acquired during the years ended December 31, 2008, 2007 and 2006 have been included in the consolidated financial statements from their respective dates of acquisition. Such acquisitions were accounted for using the purchase method of accounting, and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair values at the dates of acquisition. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired has been allocated to goodwill.
On August 1, 2008, the Company commenced operations of UNIS Document Solutions Co., Ltd. (“UDS”), its business venture with Unisplendour Corporation Limited (“Unisplendour”). The purpose of UDS is to pair the digital document management solutions of the Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, the Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively. The Board of Directors of UDS is comprised of five directors, three of whom are appointed by the Company and two of whom are appointed by Unisplendour. The Company contributed $13,567 of cash, while Unisplendor contributed the assets of its Engineering Product Division (“EPD”). These assets included EPD’s customer list, use of the UNIS name, and certain other assets.
The Company accounts for its investment in UDS under the purchase method of accounting, in accordance with SFAS 141 Business Combinations. UDS is consolidated in the Company’s financial statements from the date of commencement. Minority interest, which represents the 35 percent non-controlling interest in UDS, is reflected on our balance sheet, statement of income and statement of cash flows.
For U.S. income tax purposes, $23,619, $114,474, and $60,763 of goodwill and intangibles resulting from acquisitions completed during the years ended December 31, 2008, 2007 and 2006, respectively, are amortized over a 15-year period. None of the Company’s acquisitions were related or contingent upon any other acquisitions.

The assets and liabilities of the entities acquired and joint ventures entered into during each period are as follows:

	December 31,
	2008	2007
Purchase price	$31,929	$146,301

Cash and cash equivalents	431	1,195
Accounts receivable	6,186	13,198
Property and equipment	2,749	11,908
Inventories	2,889	4,112
Other assets	601	910

Total assets	12,856	31,323

Accounts payable and other liabilities	3,757	8,984
Capital Leases	580	3,145
Minority Interest	6,062	—

Net assets acquired	2,457	19,194

Excess purchase price over net tangible assets acquired	$29,472	$127,107

Intangible assets:
Customer relationships	$10,208	$31,361
Trade names	2,016	12,472
Non-compete agreements	—	656
Goodwill	17,248	82,618

	$29,472	$127,107

Customer relationships and trade names acquired are amortized over their estimated useful lives of thirteen (weighted average) and twenty years using accelerated (based on customer attrition rates) and straight-line methods, respectively. The non-compete agreements are amortized over their weighted average term on a straight-line basis.
The following summary presents the Company’s unaudited pro forma results, as if the acquisitions had been completed at the beginning of the year of acquisition and the prior year, hence the 2006 information presented below does not include the impact of the 2008 acquisitions:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)

Net sales	$725,202	$804,979	$756,693
Net income	$37,482	$71,993	$57,340

Earnings per share — basic	$0.83	$1.59	$1.27
Earnings per share — diluted	$0.83	$1.57	$1.26
The above pro forma information is presented for comparative purposes only. The pro-forma results include the amortization associated with the estimated value of acquired intangible assets and estimated interest expense associated with debt used to fund the acquisition. However, pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.
Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. Earnout Payments are recorded as additional goodwill when earned and are to be paid annually in cash. Accrued expenses in the accompanying consolidated balance sheets include $100 and $570 of Earnout Payments payable as of December 31, 2008 and 2007, respectively, to former owners of acquired companies based on the earnings or revenues of acquired entities. The increase to goodwill as of December 31, 2008 and 2007 as a result of the Earnout Payments was $1,692 and $7,776, respectively.

The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2008 is approximately $8,500.
The Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities. The net increase to goodwill as of December 31, 2008 and 2007 as a result of purchase price adjustments was $1,064 and $396, respectively.
4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2008	2007
Machinery and equipment	$225,020	$191,675
Buildings and leasehold improvements	23,504	22,902
Furniture and fixtures	5,839	6,023

	254,363	220,600
Less accumulated depreciation	(164,651)	(135,966)

	$89,712	$84,634

Depreciation expense was $38,117, $30,362, and $22,694 for the years ended December 31, 2008, 2007, and 2006, respectively.
5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)
Borrowings from senior secured First Priority — Revolving Credit Facility; variable interest payable quarterly (weighted average 7.2% interest rate December 31, 2007); any unpaid principal and interest due December 6, 2012	$—	$22,000

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (5.4% and 6.9% interest rate at December 31, 2008 and December 31, 2007, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	261,250	275,000

Various subordinated notes payable; weighted average 6.2% and 6.3% interest rate at December 31, 2008 and December 31, 2007, respectively; principal and interest payable monthly through June 2012	35,376	38,082

Various capital leases; weighted average 9.1% and 8.8% interest rate at December 31, 2008 and December 31, 2007, respectively; principal and interest payable monthly through April 2014	64,414	55,185

	361,040	390,267
Less current portion	(59,193)	(69,254)

	$301,847	$321,013

On December 6, 2007, the Company entered into a Credit and Guaranty Agreement (Credit Agreement). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. The Company used proceeds under the Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the Company’s former credit facility.
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

The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum interest coverage ratio of 2.25:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.50:1.00 in 2009, 2.75:1:00 in 2010, 3.00:1.00 in 2011 and 2012. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Credit Agreement is secured by substantially all of the assets of the Company. The Company was in compliance with all of their debt covenants as of December 31, 2008. Refer to the discussion below regarding the projected compliance with 2009 debt covenants.
Despite the recent downturn in the economy, the Company’s cash position remains strong. The Company had $46.5 million of cash and cash equivalents of December 31, 2008, and they believe their 2009 operating cash flows will be sufficient to cover all of the debt service requirements, working capital needs and budgeted capital expenditures. However, further reductions from the Company’s fourth quarter 2008 EBITDA levels may potentially trigger default provisions under the senior secured credit facilities. As the impact and ramifications of the current economic downturn become known, the Company will continue to adjust their operations accordingly.
Based upon 2009 projected revenue, the Company is implementing operational plans in-line with achieving EBITDA and its related operating expenses that they currently believe will allow them to be in compliance with all of the debt covenants. The Company believes that further cost reductions can be implemented should projected revenue levels not be achieved. However, if actual sales for 2009 are lower than the Company’s current projections and/or they do not successfully implement cost reduction plans, they could be at risk of going into default under their credit and guaranty agreement in 2009. The Company’s ability to meet their 2009 debt covenant requirements under their credit and guaranty agreement is highly sensitive, and dependent upon, them achieving their 2009 projected EBITDA and its related operating expenses.
If the Company defaults on their debt covenants and are unable to obtain waivers from the lenders, the lenders will be able to exercise their rights and remedies as defined under the credit and guaranty agreement, including a call provision on the debt. Because the Company’s debt agreement contains cross-default provisions, triggering a default provision under the credit agreement may require them to repay all debt outstanding under the credit facilities including any amounts outstanding under the revolving credit facility, which currently has no debt outstanding, and may also temporarily or permanently restrict the Company’s ability to draw additional funds under the revolving credit facility.
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
As of December 31, 2008 and 2007, standby letters of credit aggregated to $4.0 million and $4.8 million, respectively. The standby letters of credit and borrowings under the revolving credit facility reduced the Company’s borrowing availability under the revolving credit facility to $71.0 million and $48.2 million as of December 31, 2008 and 2007, respectively.
Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2008 are as follows:

	Long-Term Debt	Capital Lease Obligations

Year ending December 31:
2009	$34,504	$24,689
2010	68,050	19,609
2011	76,501	11,580
2012	117,571	5,973
2013	—	2,374
Thereafter	—	189

	$296,626	$64,414

6. FAIR VALUE MEASUREMENTS
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

At Fair Value as of December 31, 2008
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Liabilities	Observable Inputs	Inputs
Recurring Fair Value Measures	(Level 1)	(Level 2)	(Level 3)	Total
(Dollars in thousands)
Interest rate swap	$—	$16,484	$—	$16,484
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
As of December 31, 2008, $5,953 of the $16,484 fair value of the interest rate swap was recorded as a current liability in accrued expenses, and $10,531 was recorded in other long-term liabilities. The Company does not intend to terminate the interest rate swap agreement prior to its expiration date of December 6, 2012.

7. INCOME TAXES
The following table includes the consolidated income tax provision or (benefit) for federal, state, and local income taxes related to our total earnings for 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$25,644	$30,362	$29,318
State	5,052	6,156	6,598
Foreign	676	367	—

	31,372	36,885	35,916
Deferred:
Federal	(6,510)	3,910	(3,059)
State	(2,783)	1,376	(875)
Foreign	(879)	32	—

	(10,172)	5,318	(3,934)

Income tax provision	21,200	42,203	31,982

The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2008	2007
Current portion of deferred tax assets (liabilities):
Financial statement accruals not currently deductible	$4,306	$4,472
State taxes	1,265	1,319
Tax credit carryforward	260	—

Net current deferred tax assets	5,831	5,791

Non-current portion of deferred tax assets and (liabilities):
Excess of income tax basis over net book value of intangible assets	21,403	24,227
Excess of income tax basis over net book value of property, plant and equipment	9,855	7,141
Stock-based compensation	2,781	1,697
Tax credit carryforward	823	—
Foreign tax net operating loss carryforward	133	—
Accumulated other comprehensive income	6,227	—
Excess of net book value over income tax basis of intangible assets	(15,818)	(22,355)

Net non-current deferred tax assets	25,404	10,710

Net deferred tax assets	$31,235	$16,501

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory federal income tax rate	35%	35%	35%
State taxes	5	5	4
Non-deductible expenses and other	3	1	—
Domestic Production Activities Deduction tax benefit	(3)	(2)	—
Discrete item	(3)	(1)	(1)

Effective income tax rate	37%	38%	38%

Non-deductible other items include meals and entertainment, certain acquisition costs and other items that, individually, are not significant. The discrete item in 2006 is due to the release of a tax reserve for a prior year as the statute of limitations had closed. The discrete item in 2007 is due to the 2006 Domestic Production Activities Deduction. The discrete item in 2008 is primarily due to federal and state income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones in prior years 2007, 2006 and 2005. During the second half of 2008, the Company researched and determined that it qualified for these credits.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the fourth quarter of 2007 and completed by the end of 2008. The IRS did not propose any adjustments to the Company.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. As a result of the implementation of Interpretation No. 48, the Company did not recognize any additional liability for unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

	2008	2007
Beginning balance at January 1	$1,100	$897
Additions based on tax positions related to the current year	379	379
Reductions for tax positions due to effective settlement with taxing authorities	(346)	—
Reduction for tax positions due to expiration of statute of limitations	—	(176)

Ending balance at December 31	$1,133	$1,100

All of the unrecognized tax benefits, reflected above, would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a material change to additions and reductions in 2009.
The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $93 is included in the FIN 48 liability on the Company’s balance sheet at December 31, 2008.
8. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2008:

	Third Party	Related Party	Total
Year ending December 31:
2009	$29,764	$1,509	$31,273
2010	22,510	1,378	23,888
2011	16,063	1,113	17,176
2012	9,993	951	10,944
2013	6,160	721	6,881
Thereafter	14,285	—	14,285

	$98,775	$5,672	$104,447

Total rent expense under operating leases, including month-to-month rentals, amounted to $37,452, $36,185, and $36,712 during the years ended December 31, 2008, 2007 and 2006, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
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
9. RELATED PARTY TRANSACTIONS
The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2013. Rental expense on these facilities amounted to $1,586, $1,586, and $1,572 during the years ended December 31, 2008, 2007 and 2006, respectively.
10. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company makes an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the 401(k) Plan. The Company’s total expense under these plans amounted to $797, $808, and $770 during the years ended December 31, 2008, 2007, and 2006, respectively.
11. EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN
Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the ESPP) in connection with the consummation of its IPO in February 2005. Under the ESPP, as amended, purchase rights may be granted to eligible employees subject to a calendar year maximum per eligible employee of the lesser of (i) 400 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 as determined on the date of purchase. The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date.
In 2006, the Company issued 9,032 shares of its common stock to 109 eligible employees in accordance with the ESPP at a weighted average purchase price of $32.11 per share, resulting in $0.3 million of cash proceeds to the Company. In 2007, the Company issued 4,600 shares of its common stock to 32 eligible employees in accordance with the ESPP at a weighted average price of $21.65, resulting in $0.1 million of cash proceeds to the Company. In 2008, the Company issued 3,087 shares of its common stock to 19 eligible employees in accordance with the ESPP at a weighted average price of $11.48, resulting in $35 of cash proceeds to the Company.

The Stock Plan
The Company adopted the American Reprographics Company 2005 Stock Plan, or Stock Plan, in connection with the Company’s IPO in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2008, 2,557,093 shares remain available for grant under the Stock Plan.
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
In addition, the Stock Plan provided for automatic grants, as of each annual meeting of the Company’s stockholders commencing with the first such meeting, of non-statutory stock options to directors of the Company who were not employees of, or consultants to, the Company or any affiliate of the Company (non-employee directors). In May 2007, the Stock Plan was amended to provide for automatic grants of restricted stock awards, as of each annual meeting of the Company’s stockholders commencing with the annual meeting in 2007, to non-employee directors of the Company. Under the amended Stock Plan each non-employee director is automatically granted a restricted stock award for that number of shares of the Company’s common stock having a then fair market value equal to $60.
Prior to the amendment in May 2007 of the Stock Plan, each non-employee director automatically received a non-statutory option with a fair market value, as determined under the Black-Scholes option pricing formula as of the grant date, equal to $50. Each non-statutory stock option under the Stock Plan covered the non-employee director’s service since either the previous annual meeting or the date on which he or she was first elected or appointed. Options granted in 2006 to non-employee directors vested in 1/16th increments for each month of continuous service to the Company from the date of grant. The total stock options granted to non-employee directors in 2006 amounted to 19,985 and had an exercise price of $35.42 per share. The exercise prices equaled the fair market values of the stock, on the date of grants.
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

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2008
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at December 31, 2006	1,683,600	$14.69
Granted	608,000	$32.22
Exercised	(169,550)	$6.54
Forfeited	(64,254)	$23.56

Outstanding at December 31, 2007	2,057,796	$20.26
Granted	350,000	$15.56
Exercised	(31,700)	$5.57
Forfeited	(94,950)	$26.23

Outstanding at December 31, 2008	2,281,146	$19.49	6.5	$1,204

Exercisable at December 31, 2008	1,152,460	$13.97	4.9	$1,168

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2008 and 2007 was $0.4 million and $4.2 million, respectively.
A summary of the Company’s non-vested stock options as of December 31, 2008, and changes during the fiscal year then ended is as follows:

		Weighted
		Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2007	1,145,399	$11.17
Granted	350,000	$6.01
Vested	(288,903)	$11.09
Forfeited	(77,810)	$9.90

Non-vested at December 31, 2008	1,128,686	$9.68

As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $11.1 million, which is expected to be recognized over a weighted average period of approximately 3.0 years.
The following table summarizes certain information concerning outstanding options at December 31, 2008:

Range of Exercise Price	Options Outstanding at December 31, 2008
$ 4.75 – $ 6.85	774,349
$15.56 – $25.95	780,562
$30.79 – $35.42	726,235

$ 4.75 – $35.42	2,281,146

Restricted Stock
In December 2004, the Company agreed to issue shares of restricted common stock at the prevailing market price in the amount of $1,000 to the Company’s Chief Technology Officer (CTO) upon the CTO’s development of certain software applications. In November 2006, such software had been completed pursuant to the Company’s specifications and the CTO was granted 28,253 shares (determined by the average NYSE closing price for the 10 days immediately preceding the fifth day prior to grant). Such shares vest on the fifth anniversary of grant, provided the CTO remains employed with the Company and satisfactorily maintains and enhances the software.
In March 2007, the Company issued shares of restricted common stock at the prevailing market price in the amount of $500, or 15,504 shares, to each of the Company’s then Chief Executive Officer and President/Chief Operating Officer, and $60, or 1,966 shares, to each of the five non-employee directors. The shares of restricted stock issued to the Company’s then Chief Executive Officer and President/Chief Operating Officer will vest on the fifth anniversary of the grant date; the shares of restricted stock granted to the non-employee directors will vest 1 / 12 th per month over twelve months.
In April 2008, the Company issued shares of restricted common stock at the prevailing market price in the amount of $917 or 60,000 shares, to the Company’s CFO, and $60, or 3,650 shares, to each of the five non-management board members in May of 2008. The shares of restricted stock issued to the Company’s CFO will vest on the fourth anniversary of the grant date; the shares of restricted stock granted to the non-management board members will vest one year from their grant date.
12. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial data for the years ended December 31, 2007 and 2008 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Net sales	$160,214	$177,783	$176,212	$174,146
Gross profit	$67,779	$74,816	$72,664	$71,778
Net income	$16,844	$19,612	$15,945	$16,737
Net income per share:
Basic	$0.37	$0.43	$0.35	$0.37
Diluted	$0.37	$0.43	$0.35	$0.37

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net sales	$187,443	$184,941	$174,585	$154,018
Gross profit	$79,603	$79,088	$70,015	$56,566
Net income	$18,498	$18,876	$15,067	$(15,687)
Net income per share:
Basic	$0.41	$0.42	$0.33	$(0.35)
Diluted	$0.41	$0.42	$0.33	$(0.35)

Schedule II
AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to	Charged to		Balance at
	Beginning	Cost and	Other	Deductions	End of
	of Period	Expenses	Accounts (1)	(2)	Period
Year ended December 31, 2006
Allowance for accounts receivable	$3,172	$599	$1,442	$(869)	$4,344
Allowance for inventory obsolescence	430	68	115	(86)	527

	$3,602	$667	$1,557	$(955)	$4,871

Year ended December 31, 2007
Allowance for accounts receivable	$4,344	$1,315	$708	$(1,275)	$5,092
Allowance for inventory obsolescence	527	104	282	(156)	757

	$4,871	$1,419	$990	$(1,431)	$5,849

Year ended December 31, 2008
Allowance for accounts receivable	$5,092	$4,966	$362	$(4,996)	$5,424
Allowance for inventory obsolescence	757	47	99	(348)	555

	$5,849	$5,013	$461	$(5,344)	$5,979

(1)	Acquisition of businesses and sales returns and discounts.

(2)	Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.

EXHIBIT INDEX

Number	Description

10.69	Second Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective December 22, 2008. ˆ*

21.1	List of Subsidiaries.*

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

ˆ	Indicates management contract or compensatory plan or agreement