Form 10-Q
period 2009-03-31
American Reprographics CO
filed 2009-05-08
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-32407
AMERICAN REPROGRAPHICS COMPANY
(Exact name of Registrant as specified in its Charter)

Delaware	20-1700361
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1981 N. Broadway, Suite 385
Walnut Creek, California 94596
(925) 949-5100
(Address, including zip code, and telephone number, including area code, of
Registrant’s principal executive offices)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2009, there were 45,287,091 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2009

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” “could, and variations of such words and similar expressions as they relate to our management or to the Company are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
Except where otherwise indicated, the statements made in this Quarterly Report on Form 10-Q are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as well as our proxy statements.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited)
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$50,476	$46,542
Accounts receivable, net of allowances for accounts receivable of $5,259 and $5,424 at March 31, 2009 and December 31, 2008, respectively	78,477	77,216
Inventories, net	10,417	11,097
Deferred income taxes	5,832	5,831
Prepaid expenses and other current assets	8,632	11,976

Total current assets	153,834	152,662

Property and equipment, net	87,126	89,712
Goodwill	367,270	366,513
Other intangible assets, net	83,099	85,967
Deferred financing costs, net	3,250	3,537
Deferred income taxes	23,601	25,404
Other assets	2,197	2,136

Total assets	$720,377	$725,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$24,409	$25,171
Accrued payroll and payroll-related expenses	12,360	13,587
Accrued expenses	23,984	24,913
Current portion of long-term debt and capital leases	67,733	59,193

Total current liabilities	128,486	122,864

Long-term debt and capital leases	282,897	301,847
Other long-term liabilities	12,281	13,318

Total liabilities	423,664	438,029

Commitments and contingencies (Note 10)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,688,233 and 45,674,810 shares issued and 45,240,579 and 45,227,156 shares outstanding in 2009 and 2008, respectively	46	46
Additional paid-in capital	86,080	85,207
Deferred stock-based compensation	(88)	(195)
Retained earnings	223,393	215,846
Accumulated other comprehensive loss	(11,118)	(11,414)

	298,313	289,490
Less cost of common stock in treasury, 447,654 shares in 2009 and 2008	7,709	7,709

Total American Reprographics Company stockholders’ equity	290,604	281,781
Noncontrolling interest	6,109	6,121

Total stockholders’ equity	296,713	287,902

Total liabilities and stockholders’ equity	$720,377	$725,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Reprographics services	$99,769	$142,496
Facilities management	26,865	29,551
Equipment and supplies sales	12,849	15,396

Total net sales	139,483	187,443
Cost of sales	87,504	107,840

Gross profit	51,979	79,603

Selling, general and administrative expenses	30,966	39,521
Amortization of intangible assets	2,983	3,188

Income from operations	18,030	36,894

Other income	(59)	(202)
Interest expense, net	5,796	7,146

Income before income tax provision	12,293	29,950
Income tax provision	4,758	11,452

Net income	7,535	18,498
Plus loss attributable to the noncontrolling interest	12	—

Net income attributable to American Reprographics Company	$7,547	$18,498

Earnings per share attributable to American Reprographics Company shareholders:
Basic	$0.17	$0.41

Diluted	$0.17	$0.41

Weighted average common shares outstanding:
Basic	45,089,794	45,045,038
Diluted	45,100,225	45,390,827
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock in	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	Treasury	Interest	Total

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902

Stock-based compensation	—	—	826	107	—	—	—	—	933
Issuance of common stock under Employee Stock Purchase Plan	13,423	—	47	—	—	—	—	—	47
Comprehensive Income:
Net income (loss)	—	—	—	—	7,547	—	—	(12)	7,535
Foreign currency translation adjustments	—	—	—	—	—	(139)	—	—	(139)
Fair value adjustment of derivative, net of tax effects	—	—	—	—	—	435	—	—	435

Comprehensive income									7,831

Balance at March 31, 2009	45,240,579	$46	$86,080	$(88)	$223,393	$(11,118)	$(7,709)	$6,109	$296,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities
Net income	$7,535	$18,498
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	1,249	1,078
Depreciation	9,732	8,929
Amortization of intangible assets	2,983	3,188
Amortization of deferred financing costs	331	260
Stock-based compensation	933	912
Deferred income taxes	1,412	613
Other non-cash items, net	23	(215)
Changes in operating assets and liabilities, net of effect of business acquisitions:		—
Accounts receivable	(2,425)	(9,478)
Inventory	686	438
Prepaid expenses and other assets	3,575	1,426
Accounts payable and accrued expenses	(3,758)	(5,301)

Net cash provided by operating activities	22,276	20,348

Cash flows from investing activities
Capital expenditures	(1,979)	(2,301)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(588)	(4,831)
Restricted cash	—	940
Other	163	554

Net cash used in investing activities	(2,404)	(5,638)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	13
Payments on long-term debt agreements and capital leases	(15,878)	(12,115)
Net (repayments) borrowings under revolving credit facility	—	(10,000)
Payment of loan fees	(44)	(632)

Net cash used in financing activities	(15,922)	(22,734)

Effect of foreign currency translation on cash balances	(16)	18

Net change in cash and cash equivalents	3,934	(8,006)
Cash and cash equivalents at beginning of period	46,542	24,802

Cash and cash equivalents at end of period	$50,476	$16,796

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$5,253	$9,184
Issuance of subordinated notes in connection with the acquisition of businesses	$246	$1,660
Accrued liabilities in connection with acquisition of businesses	$333	$—
Change in fair value of derivative, net of tax effect	$435	$(5,421)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)
1. Description of Business and Basis of Presentation
American Reprographics Company (“ARC” or the “Company”) is the leading reprographics company in the United States providing business-to-business document management services to the architectural, engineering and construction industry, or AEC industry. ARC also provides these services to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Basis of Presentation
The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim condensed consolidated financial statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim condensed consolidated financial statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Actual results could differ from those estimates and such differences may be material to the condensed consolidated financial statements.
These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K. The accounting policies used in preparing these interim condensed consolidated financial statements are the same as those described in our 2008 Annual Report on Form 10-K, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, (“SFAS 141(R)”), which is further described in Note 5, “Goodwill and Intangibles Resulting from Business Acquisitions”, FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), which is further described below in Note 8, “Fair Value Measurements”, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, (“SFAS 160”) and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”) which are further described in Note 13, “Recent Accounting Pronouncements.”
Risk and Uncertainties
The Company generates the majority of its revenue from sales for products and services provided to the architectural, engineering and construction industry (“AEC”). As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential portions of the AEC industry. The Company’s management believes that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for its products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.
Reclassifications
The Company reclassified certain amounts in the prior year Consolidated Statements of Cash Flows to conform to the current presentation. These reclassifications had no effect on the Consolidated Balance Sheets and the Consolidated Statements of Income, as previously reported. The reclassifications on the Consolidated Statemetns of Cash Flows consisted of identifying the allowance for doubtful accounts separately from other non-cash items in cash flows provided by operating activities.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
2. Stock-Based Compensation
The American Reprographics Company 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At March 31, 2009, 2,885,767 shares remain available for grant under the Stock Plan.
In February 2009, the Company granted stock options covering 37,326 shares of common stock to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock options vest ratably over a period of 3 years and expire 10 years after the date of grant.
The impact of the stock-based compensation to the Consolidated Statements of Income for the three months ended March 31, 2009 and 2008, before income taxes was $0.9 million.
As of March 31, 2009, total unrecognized compensation cost related to unvested stock-based payments totaled $9.8 million and is expected to be recognized over a weighted-average period of 2.9 years.
The Board of Directors has approved an exchange offer to allow employees who hold outstanding stock options the opportunity to exchange, at their option, all or certain stock option grants for new replacement stock options covering an equivalent number of shares. This program commenced on April 22, 2009 and is currently expected to end on May 20, 2009 at 9:00 p.m. Pacific Time, unless the Company is required or opts to extend the offer period to a later date. Currently, the Company expects that new options will have an exercise price equal to the closing price of the Company’s common stock on the New York Stock Exchange on May 21, 2009, but this may change.
The number of ARC shares subject to outstanding options will not change as a result of the exchange offer. The new options issued pursuant to this exchange offer will be subject to a new vesting schedule which will extend for two years from the date of grant, with 50% of the shares subject to the replacement stock option vesting after one year, and another 50% vesting on the second anniversary of the date of grant. The expiration dates of the new options will be 10 years from the date of grant.
3. Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (“the ESPP”) in connection with the consummation of its IPO in February 2005. Under the ESPP, as amended, purchase rights may be granted to eligible employees subject to a calendar year maximum per eligible employee of the lesser of (i) 400 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 as determined on the date of purchase.
The purchase price of common stock offered under the amended ESPP is equal to 95% of the fair market value of such shares of common stock on the purchase date. During the three months ended March 31, 2009, the Company issued 13,423 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $3.36 per share.
4. Acquisitions
In the first three months of 2009, the Company acquired one U.S. reprographic company, which was not material to the Company’s operations. The Company accounts for acquisitions using the acquisition method of accounting. The results of operations from this acquisition are included in the Company’s Consolidated Statement of Income from its acquisition date. The acquisition’s revenue represents less than 0.2% of the Company’s total revenue.
5. Goodwill and Other Intangibles Resulting from Business Acquisitions
In connection with its 2009 acquisition, the Company has applied the provisions of SFAS 141(R), using the acquisition method of accounting. However, the previous acquisitions were accounted for by applying the provisions of SFAS No. 141, Business Combinations, (“SFAS 141”), pursuant to which the assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The Company performs its goodwill impairment analysis annually on September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Based on the Company’s annual assessment in September 2008, goodwill was not impaired. SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. As economic conditions worsened in the fourth quarter of fiscal year 2008 and the Company’s market capitalization decreased significantly, management determined that circumstances had changed sufficiently to trigger an interim goodwill impairment analysis as of December 31, 2008. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $35.2 million for the year ended December 31, 2008. The Company continues to assess, among other things, market capitalization, performance against plan and the outlook for the Company’s business and industry in general. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment test. Given the current economic environment, the Company has and will continue to monitor the need to test its intangibles for impairment as required by SFAS 142. Based upon its assessment, the Company concluded that there were no further goodwill impairment triggering events that occurred during the first quarter of 2009 that would require an additional impairment test.
The changes in the carrying amount of goodwill from December 31, 2008 through March 31, 2009, are summarized as follows:

Goodwill

Balance at December 31, 2008	$366,513
Additions	797
Translation adjustment	(40)

Balance at March 31, 2009	$367,270

The additions to goodwill include the excess purchase price over fair value of net assets acquired, and certain earnout payments.
Other intangible assets that have finite lives are amortized over their useful lives. Intangible assets with finite useful lives consist primarily of non-compete agreements, trade names, and customer relationships and are amortized over the expected period of benefit which ranges from three to twenty years using the straight-line and accelerated methods. Customer relationships are amortized under an accelerated method which reflects the related customer attrition rates, and trade names and non-compete agreements are amortized using the straight-line method.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at March 31, 2009 and December 31, 2008, which continue to be amortized:

	March 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,678	$31,832	$64,846	$96,574	$29,233	$67,341
Trade names and trademarks	20,359	2,380	17,979	20,359	2,126	18,233
Non-Compete Agreements	1,278	1,004	274	1,278	885	393

	$118,315	$35,216	$83,099	$118,211	$32,244	$85,967

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years and thereafter are as follows:

2009	$8,391
2010	10,148
2011	9,192
2012	8,288
2013	7,383
Thereafter	39,697

$83,099

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
6. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2009	2008

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (5.6% and 5.4% interest rate, inclusive of interest rate swap, at March 31, 2009 and December 31, 2008, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	$256,094	$261,250

Various subordinated notes payable; weighted average 6.2% interest rate at March 31, 2009 and December 31, 2008; principal and interest payable monthly through June 2012	31,730	35,376

Various capital leases; weighted average 9.0% and 9.1% interest rate at March 31, 2009 and December 31, 2008, respectively; principal and interest payable monthly through January 2015	62,806	64,414

	350,630	361,040
Less current portion	(67,733)	(59,193)

	$282,897	$301,847

On December 6, 2007, the Company entered into a Credit and Guaranty Agreement (“Credit Agreement”). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. The Company used proceeds under the Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the Company’s former credit facility.
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
On December 19, 2007, the Company entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At March 31, 2009, the interest rate swap agreement had a negative fair value of $15.8 million of which $6.2 million was recorded in accrued expenses and $9.6 was recorded in other long term liabilities.
The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum interest coverage ratio of 2.50:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.75:1.00 in 2010, and 3.00:1.00 in 2011 and 2012. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Credit Agreement is secured by substantially all of the assets of the Company. The Company was in compliance with all of its debt covenants as of March 31, 2009. Refer to the discussion below regarding the projected compliance with 2009 and 2010 debt covenants.
The Company had $50.5 million of cash and cash equivalents of March 31, 2009, and it believes its operating cash flows should be sufficient to cover all of the debt service requirements, working capital needs and budgeted capital expenditures for at least the next 12 months. However, further reductions from the Company’s first quarter 2009 earnings before interest, taxes, depreciation and amortization (“EBITDA”) levels may potentially trigger default provisions under its Credit Agreement. As the impact and ramifications of the current economic downturn become known, the Company will continue to adjust its operations accordingly.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Based upon 2009 and 2010 projected revenue, the Company is implementing operational plans in-line with achieving EBITDA and its related operating expenses that it currently believes will allow it to remain in compliance with the debt covenants under the Credit Agreement. The Company believes that further cost reductions can be implemented should projected revenue levels not be achieved. However, if actual sales for 2009 or 2010 are lower than the Company’s current projections and/or it does not successfully implement cost reduction plans, the Company could be at risk of default under the Credit Agreement in 2009 and/or 2010. The Company’s ability to meet the 2009 and 2010 debt covenant requirements under its Credit Agreement is highly sensitive to, and dependent upon, achievement of its 2009 and 2010 projected EBITDA and its related operating expenses.
If the Company defaults on its debt covenants and is unable to obtain waivers from the lenders, the lenders will be able to exercise their rights and remedies under the Credit Agreement, including a call provision on outstanding debt. Because the Company’s debt agreement contains cross-default provisions, triggering a default provision under the Credit Agreement may require it to repay all debt outstanding under the credit facilities including any amounts outstanding under the revolving credit facility, which currently has no debt outstanding, and may also temporarily or permanently restrict the Company’s ability to draw additional funds under the revolving credit facility.
In addition, under the revolving credit facility, the Company is required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on the Company’s leverage ratio at the time. The Company may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit.
The Credit Agreement allows the Company to borrow incremental term loans to the extent that the Company’s senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50.
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long Term Debt” to the Company’s Consolidated Financial Statements included in its 2008 Annual Report on Form 10-K.
7. Derivatives and Hedging Transactions
Effective for the first quarter of 2009, the Company adopted SFAS 161, which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.
The Company enters into derivative instruments to manage its exposure to changes in interest rates. These instruments allow the Company to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. Such agreements are designated and accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”). Derivative instruments are recorded at fair value as either assets or liabilities in the Consolidated Balance Sheets.
As of March 31, 2009 and December 31, 2008, the Company was party to an interest rate swap agreement, in which the Company exchanges its floating-rate payments for fixed-rate payment. Such agreement qualifies as a cash flow hedge under SFAS 133. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. There was no ineffective portion of the interest rate swap for the periods ending March 31, 2009 and 2008. Over the next 12 months, we expect to reclassify $6,160 from AOCL to interest expense.
The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the interest rate swap as of March 31, 2009 and December 31, 2008:

		Fair Value
	Balance Sheet	March 31,	December 31,
	Classification	2009	2008

Derivative designated as hedging instrument under SFAS 133

Interest rate swap — current portion	Accrued expenses	$6,160	$5,953
Interest rate swap — long term portion	Other long-term liabilities	9,646	10,531

Total derivatives designated as hedging instruments under SFAS 133		$15,806	$16,484

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The following table summarizes the loss recognized in AOCL of derivatives, net of taxes, designated and qualifying as cash flow hedges for the periods ended March 31, 2009, and 2008:

	Amount of Gain or (Loss) Recognized
	in AOCL on Derivative
	Three Months Ended
	March 31,
	2009	2008
Derivative in SFAS 133 Cash Flow Hedging Relationship

Interest rate swap, net of taxes of $243 and $3,272, at March 31, 2009 and 2008, respectively	$435	$(5,421)
The following table summarizes the effect of the interest rate swap on the Consolidated Statements of Income for the periods ended March 31, 2009 and 2008:

	Amount of Loss Reclassified from
	AOCL into Income
	Three Months Ended
	March 31,
	2009	2008

Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(1,723)	$—
8. Fair Value Measurements
The Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) at the beginning of the 2008 fiscal year for all financial instruments valued on a recurring basis, at least annually. Additionally, beginning in the first quarter of 2009, in accordance with the provisions of FSP FAS 157-2 the Company now applies SFAS 157 to financial and nonfinancial assets and liabilities. FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with SFAS 157, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 2
	March 31,	December 31,
	2009	2008
Recurring Fair Value Measure

Interest rate swap	$15,806	$16,484
The interest rate swap contract is valued at fair value based on dealer quotes using a discounted cash flow model and adjusted for counterparty risk, if any. This model reflects the contractual terms of the derivative instrument, including the period to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within level 2 of the valuation hierarchy. The Company does not intend to terminate the interest rate swap agreement prior to its expiration date of December 6, 2012.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
9. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased to 38.7% for the three months ended March 31, 2009, from 38.2% for the three months ended March 31, 2008. The increase is primarily due to a lower federal tax benefit in relation to the Company’s Domestic Production Activities Deduction in 2009 as allowed by Internal Revenue Code Section 199. The amount of deduction and related tax benefit is directly impacted by the Company’s expected federal taxable income for the fiscal year 2009.
10. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company has entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2009, the Company has potential future earnout obligations for acquisitions consummated before the adoption of SFAS 141(R) aggregating to approximately $5.2 million through 2010 if predetermined financial targets are exceeded. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
FIN 48 Liability. The Company has a $1.3 million contingent liability for uncertain tax positions as of March 31, 2009.
Legal Proceedings. The Company is involved in various legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.
11. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments and changes in the fair value of the interest rate swap, net of taxes, which qualifies for hedge accounting. The differences between net income and comprehensive income attributable to ARC for the three months ended March 31, 2009 and 2008 are as follows:

	Three Months Ended
	March 31,
	2009	2008

Net income	$7,535	$18,498
Foreign currency translation adjustments	(139)	(240)
Increase (decrease) in fair value of financial derivative instrument, net of tax effects	435	(5,421)

Comprehensive income	7,831	12,837
Comprehensive loss attributable to the noncontrolling interest	(12)	—

Comprehensive income attributable to ARC	$7,843	$12,837

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
12. Earnings per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, (“SFAS 128”). Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 2.2 million and 1.2 million for the three months ended March 31, 2009 and 2008, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Weighted average common shares outstanding during the period — basic	45,089,794	45,045,038
Effect of dilutive stock options	10,431	345,789

Weighted average common shares outstanding during the period — diluted	45,100,225	45,390,827

13. Recent Accounting Pronouncements
In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The initial adoption of FSP FAS 157-2, did not have a material impact on our results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively; early adoption is permitted for periods ending after March 15, 2009. The adoption of SFAS 157 within the scope of FSP FAS 157-4 is not expected to have a material impact on the Condensed Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) makes some significant changes to existing accounting practices for acquisitions. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The initial adoption of SFAS 141(R), did not have a material impact on our results of operations or cash flows during the quarter ended March 31, 2009, but potential future acquisitions may have a material impact on our results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of FSP FAS 141(R)-1, did not have a material impact on our results of operations or cash flows for the quarter ended March 31, 2009, but potential future acquisitions may have a material impact on our results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company will include the required disclosures in its quarter ending June 30, 2009.
In June 2008, the FASB issued FSP Emerging Issues Task Force, (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. The adoption of FSP EITF 03-6-1, did not have a material impact on the Company’s Consolidated Statements of Income.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Concluded)
(Dollars in thousands, except per share data)
(Unaudited)
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The initial adoption of FSP FAS 142-3, did not have a material impact on the Company’s results of operations or cash flows.
In March 2008, the FASB issued SFAS 161. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS 133; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 became effective beginning with the first quarter of 2009. See Note 8 “Fair Value Measurements” for required disclosures.
In December 2007, the FASB issued SFAS 160, which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s Consolidated Balance Sheets and below income tax expense in the Company’s Consolidated Statements of Income. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, the Company has retrospectively applied the presentation to its prior year balances in the Company’s Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K.
Executive Summary
American Reprographics Company (“ARC” or the “Company”) is the leading reprographics company in the United States. We provide business-to-business document management services to the architectural, engineering and construction industry, or AEC industry, through a nationwide network of locally branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community.
We also serve a variety of clients and businesses outside the AEC industry in need of sophisticated document management services similar to our core AEC offerings.
Our services apply to time-sensitive and graphic-intensive documents, and fall into four primary categories:
•	Document management;

•	Document distribution and logistics;

•	Print-on-demand; and

•	On-site services, frequently referred to as facilities management, or FMs, which is any combination of the above services supplied at a customer’s location.
We deliver these services through our specialized technology, more than 800 sales and customer service employees interacting with our customers every day, and more than 5,800 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 160,000 companies throughout the country.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through a corporate-controlled “Premier Accounts” division.
A significant component of our growth has been from acquisitions. In the first three months of 2009, we paid $0.7 million in connection with one new business acquisition. In 2008, we acquired 13 businesses that consisted of “stand-alone acquisitions” and “branch/fold-in acquisitions” (refer to page 18 for an explanation of these terms) for $31.9 million. Each acquisition was accounted for using the acquisition method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods.
On August 1, 2008, our Company commenced operations of UNIS Document Solutions Co. Ltd., (“UDS”), its business venture with Unisplendour Corporation Limited, (“Unisplendour”). The purpose of UDS is to pair the digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, each of our Company and Unisplendour has an economic ownership interest of 65 percent and 35 percent, respectively.
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening.
In this Quarterly Report on Form 10-Q, we offer descriptions of how we manage and measure financial performance throughout the Company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ, perhaps materially, from what is presented in this Quarterly Report on Form 10-Q.

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
Primary Financial Measures. We use net sales, costs and expenses, earnings before taxes (“EBT”), earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating cash flow to operate and assess the performance of our business.
The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, the Company is deemed to operate as a single reportable business segment. Please refer to our 2008 Annual Report on Form 10-K for more information regarding our primary financial measures.
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
We believe our current customer segment mix is approximately 78% of our revenues coming from the AEC market, and 22% coming from non-AEC sources. We believe this mix is optimal because it offers us the advantages of diversification without diminishing our focus on our core competencies.
Not all of these financial measurements are represented directly on the Company’s condensed consolidated financial statements, but meaningful discussions of each are part of our quarterly disclosures and presentations to the investment community.
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

We also use previous year’s sales figures to assist us in determining how the acquired business will be integrated into the overall management structure of our Company. We categorize newly acquired businesses in one of two ways:
1.	Standalone Acquisitions. Post-acquisition, these businesses maintain their existing local brand and act as strategic platforms for the Company to acquire market share in and around the specific geographical location.

2.	Branch/Fold-in Acquisitions. These acquisitions are equivalent to opening a new or “greenfield” branch. They support an outlying portion of a larger market and rely on a larger centralized production facility nearby for strategic management, load balancing, providing specialized services, and for administrative and other “back office” support. We maintain the staff and equipment of these businesses to a minimum to serve a small market or a single large customer, or we may physically integrate (fold-in) staff and equipment into a larger nearby production facility.
New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less the fair market value of tangible assets and identified intangible assets. We test our goodwill components annually for impairment on September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. See Note 5 “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our Condensed Consolidated Financial Statements for further information.
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 78% of our net sales for the period ended March 31, 2009, with the remaining 22% consisting of sales to non-AEC markets (based on a compilation of approximately 82% of revenues from our divisions and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have a material adverse impact on our business, operating results and financial condition.
Non-GAAP Financial Measures. EBIT and EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $0.9 million of stock based compensation expense, for each of the three months ended March 31, 2009 and 2008. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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

Because of these limitations, EBIT, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT and EBITDA only as supplements. For more information, see our Condensed Consolidated Financial Statements and related notes elsewhere in this report. Additionally, please refer to our 2008 Annual Report on Form 10-K.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Cash flows provided by operating activities	$22,276	$20,348
Changes in operating assets and liabilities	1,922	12,915
Non-cash (expenses) income, including depreciation and amortization	(16,663)	(14,765)
Income tax provision	4,758	11,452
Interest expense, net	5,796	7,146
Net loss attributable to the noncontrolling interest	12	—

EBIT	18,101	37,096
Depreciation and amortization	12,715	12,117

EBITDA	30,816	49,213
Interest expense, net	(5,796)	(7,146)
Income tax provision	(4,758)	(11,452)
Depreciation and amortization	(12,715)	(12,117)

Net income attributable to ARC	$7,547	$18,498

The following is a reconciliation of net income attributable to ARC to EBIT and EBITDA:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)

Net income attributable to ARC	$7,547	$18,498
Interest expense, net	5,796	7,146
Income tax provision	4,758	11,452

EBIT	18,101	37,096
Depreciation and amortization	12,715	12,117

EBITDA	$30,816	$49,213

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended March 31,
	2009	2008
Net income margin	5.4%	9.9%
Interest expense, net	4.2	3.8
Income tax provision	3.4	6.1

EBIT margin	13.0	19.8
Depreciation and amortization	9.1	6.5

EBITDA margin	22.1%	26.3%

Results of Operations for the Three Months Ended March 31, 2009 and 2008
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2009	2008

Net Sales	100.0%	100.0%
Cost of sales	62.7	57.5

Gross profit	37.3	42.5
Selling, general and administrative expenses	22.2	21.1
Amortization of intangibles	2.1	1.7

Income from operations	13.0	19.7
Other income	—	(0.1)
Interest expense, net	4.2	3.8

Income before income tax provision	8.8	16.0
Income tax provision	3.4	6.1

Net income	5.4	9.9

Net loss attributable to the controlling interest	—	—

Net income attributable to ARC	5.4%	9.9%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Three Months Ended
	March 31,		Increase (decrease)
	2009	2008 (1)	(In dollars)	(Percent)
	(In millions)

Reprographics services	$99.8	$142.5	$(42.7)	-30.0%
Facilities management	26.9	29.6	(2.7)	-9.1
Equipment and supplies sales	12.8	15.4	(2.6)	-16.9

Total net sales	$139.5	$187.4	$(47.9)	-25.6%

Gross profit	$52.0	$79.6	$(27.6)	-34.7%
Selling, general and administrative expenses	31.0	39.5	(8.5)	-21.5
Amortization of intangibles	3.0	3.2	(0.2)	-6.3
Interest expense, net	5.8	7.1	(1.3)	-18.3
Income taxes	4.8	11.5	(6.7)	-58.3
Net income attributable to ARC	7.5	18.5	(11.0)	-59.5
EBITDA	30.8	49.2	(18.4)	-37.4

(1)	column does not foot due to rounding
Net Sales.
Net sales decreased by 25.6% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008.
In the three months ended March 31, 2009, the decrease in net sales was primarily due to overall weakness in the national economy, and a significant slow down in the construction market. In the three months ended March 31, 2009, sales were favorably impacted by sales growth of 3.7% from our stand alone acquisitions completed since March 31, 2008.
Reprographics services. Net sales during the three months ended March 31, 2009 decreased by $42.7 million or 30%, compared to the three months ended March 31, 2008.
Overall reprographics services sales nationwide were negatively affected by the recession in the national economy and slow down in the construction market, which caused the decrease in revenue for the three months ended March 31, 2009. All regions of the country were significantly impacted by the recession. The revenue category that was most impacted was large format black and white prints, as this revenue category is more closely tied to commercial and residential building. Large format black and white revenues make up approximately 40% of reprographics services; large format black and white revenues decreased in revenue by approximately 38%.
While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue as a percentage of total sales, presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, but also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, digital service revenue was also negatively impacted by the current market conditions. During the three months ended March 31, 2009 digital service revenue decreased by $1.7 million or 13%, over the same period in 2008, but as a percentage of our overall sales it increased from 7.2% to 8.4%.
Facilities management. On-site, or facilities management services, sales for the three months ended March 31, 2009, compared to the same period in 2008 decreased by $2.7 million or 9.1%. FM revenue is derived from a single cost per-square-foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 200 facilities management accounts during the three months ended March 31, 2009, bringing our total FM accounts to approximately 5,800 as of March 31, 2009. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts sales decreased as the volume of prints at FM locations significantly declined due to the current economic conditions.

Equipment and supplies sales. During the three month period ended March 31, 2009, our equipment and supplies sales decreased by $2.6 million or 16.9% as compared to the same period in 2008. During the three months ended March 31, 2009, the decrease in equipment and supplies sales was due primarily to the current economic conditions, partially offset by the operations of UDS which commenced operations during the third quarter of 2008. UDS had sales of equipment and supplies of $2.2 million during the three months ended March 31, 2009. Here in the U.S., facilities management sales programs have made steady progress against the outright sale of equipment and supplies by converting such sales contracts to on-site service accounts. To date, the Chinese market has shown a preference for owning reprographics equipment when they bring it “in-house.” Excluding the impact of acquisitions and continuing equipment and supply sales in China, we do not anticipate growth in equipment and supplies sales in the U.S. as we are placing more focus on facilities management sales programs.
Gross Profit.
Our gross profit and gross profit margin was $52.0 million and 37.3% during the three months ended March 31, 2009, compared to $79.6 million and 42.5% during the same period in 2008, on a sales decline of $47.9 million.
The primary driver of the decrease in gross margins was the absorption of overhead resulting from the decrease in sales. Specifically, the overhead increase was 480 basis points as a percentage of sales of which depreciation and facility rental were the primary components and accounted for 210 and 110, respectively, of the 480 basis point increase. The decrease in margins was also attributable to an increase in material costs as a percentage of sales of 70 basis points primarily due to an increase in lower margin equipment and supplies sales as a percentage of total sales. Specifically, lower margin equipment and supplies sales comprised 9.2% of total sales for the first quarter of 2009 compared to 8.2% for the same period in 2008.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses decreased by $8.5 million or 21.5% during the first quarter of 2009 over the same period in 2008. The decrease is primarily due to the decline in sales and the implementation of cost reduction programs initiated to respond to the decline in sales. Specifically, sales personnel compensation decreased by $2.4 million and general and administrative compensation decreased by $3.8 million. The decrease in sales compensation is primarily attributed to the decline in sales volume explained above and the decrease in general and administrative is primarily due to the staff reductions and bonus performance targets not being met. The cost reduction programs have also resulted in a decrease in professional fees, consulting fees, advertising, and travel expenses. Year over year these expenses have decreased by approximately $1.4 million.
Selling, general and administrative expenses as a percentage of net sales increased from 21.1% in the first quarter of 2008 to 22.2% in the first quarter of 2009 primarily due to the significant decline in sales resulting in unabsorbed labor expenses.
Our Board of Directors has approved an exchange offer to allow employees the opportunity to exchange all or only certain grants of their existing stock options for the same number of new options. We expect to take a modification charge estimated to be $2.5 million over the 2 year vesting period of the new options. Assuming the offer proceeds according to the planned timeline, this modification charge will be recorded as additional stock-based compensation beginning in the second quarter of 2009. This estimate assumes an exchange price of $6.26 and that all eligible underwater options will be exchanged under the program. As a result, the actual amount of the modification charge is likely to change. For further information see Note 2, “Stock-based Compensation” to our Condensed Consolidated Financial Statements.
Amortization of Intangibles.
Amortization of intangibles of $3.0 million remained consistent with prior year amount due to the fact that acquisition activity and the size of acquisitions decreased significantly since March 31, 2008. In 2009 we have only had one acquisition, as compared to 13 in 2008 and 19 in 2007.
Other Income.
Other income of $0.2 million for the three months ended March 31, 2008 was primarily related to the sale of our Auto Desk sales department of our Imaging Technologies Services operating segment. In 2009, we have not sold any departments, hence the decrease in other income.
Interest Expense, Net.
Net interest expense decreased $1.3 million during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decrease in our effective annual interest rate of approximately 150 basis points with respect to our credit facility as a result of our interest rate swap going into effect as of March 31, 2008. This was partially offset by a net increase in capital leases for our operations.

Income Taxes.
Our effective income tax rate increased to 38.7% for the three months ended March 31, 2009, from 38.2% for the three months ended March 31, 2008. The increase is primarily due to a lower federal tax benefit in relation to our Domestic Production Activities Deduction in 2009 as allowed by Internal Revenue Code section 199. The amount of deduction and related tax benefit is directly impacted by our expected federal taxable income for the fiscal year 2009.
Noncontrolling Interest.
Net loss attributable to noncontrolling interest represents 35% of the profit or loss of the noncontrolling interest of UDS, which commenced operations on August 1, 2008.
Net Income Attributable to ARC.
Net income decreased to $7.5 million during the three months ended March 31, 2009, compared to $18.5 million in the same period in 2008, primarily due to the decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses explained above.
EBITDA.
EBITDA margin was 22.1% during the three months ended March 31, 2009, compared to 26.3% during the same period in 2008. The EBITDA margin for the three months ended March 31, 2009 compared to the same periods in 2008 were negatively impacted by the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales explained above.
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

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$22,276	$20,348

Net cash used in investing activities	$(2,404)	$(5,638)

Net cash used in financing activities	$(15,922)	$(22,734)

Operating Activities
Net cash provided by operating activities for the three months ended March 31, 2009 primarily related to net income of $7.5 million, which includes $12.7 million of depreciation and amortization. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. Our increase in cash flows from operations in 2009 compared to the same period in 2008 was mainly due to our improved accounts receivable collection efforts. As evidence of our improved collection efforts, our receivables current and 30 days past due combined represented approximately 85% of our total receivable balance as of March 31, 2009, as compared to approximately 80% as of March 31, 2008. With the down turn in the general economy we will continue to focus on our accounts receivable collections. If the recent negative sales trends continue throughout 2009, this will significantly impact our cash flows from operations in 2009.

Investing Activities
Net cash of $2.4 million, for the three months ended March 31, 2009, used in investing activities primarily relates to the business acquisition, and capital expenditures at all of our operating divisions. Payments for the business acquired, net of cash acquired and including other cash payments and earn out payments associated with acquisitions, amounted to $0.6 million during the three months ended March 31, 2009 compared to $4.8 million for the same time period in 2008. The decrease is due to the significant decrease in acquisition activity in 2009 that we expect to continue in the near future. Cash payments for capital expenditures totaled $2.0 million for the three months ended March 31, 2009. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $15.9 million used in financing activities during the three months ended March 31, 2009, primarily relates to scheduled payments of $15.9 million on our debt agreements and capital leases.
Our cash position, working capital, and debt obligations as of March 31, 2009, and December 31, 2008 are shown below and should be read in conjunction with our consolidated balance sheets and notes thereto contained elsewhere in this report.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)

Cash and cash equivalents	$50,476	$46,542
Working capital	25,348	29,798

Borrowings from senior secured credit facilities	$256,094	$261,250
Other debt obligations	94,536	99,790

Total debt obligations	$350,630	$361,040

The decrease of $4.5 million in working capital, in 2009, was primarily due to the $8.6 million net increase in the short-term portion of our senior credit agreement, offset by an increase in cash of $3.9 million generated from our operations. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which has an available balance of $70.5 million as of March 31, 2009, or the issuance of additional debt which is dependent on availability of third party financing.
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
We had $50.5 million of cash and cash equivalents, as indicated above, and we believe our operating cash flows should be sufficient to cover all our debt service requirements, working capital needs and budgeted capital expenditures for at least the next 12 months. However, further reductions from our first quarter 2009 EBITDA levels may potentially trigger default provisions under our senior secured credit facilities. As the impact and ramifications of the current economic downturn become known, we will continue to adjust our operations accordingly.

Based upon 2009 and 2010 projected revenue, we are implementing operational plans in-line with achieving EBITDA and its related operating expenses that we currently believe will allow us to remain in compliance with our debt covenants under our Credit and Guaranty Agreement (“Credit Agreement”). We believe that further cost reductions can be implemented should projected revenue levels not be achieved. However, if actual sales for 2009 or 2010 are lower than our current projections and/or we do not successfully implement cost reduction plans, we could be at risk of default under our Credit Agreement in 2009 and/or 2010. Our ability to meet our 2009 and 2010 debt covenant requirements under our Credit Agreement is highly sensitive to, and dependent upon, us achieving our 2009 and 2010 projected EBITDA and related operating expenses.
If we default on our debt covenants and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies as defined under the Credit Agreement, including a call provision on outstanding debt. Because our debt agreement contains cross-default provisions, triggering a default provision under our Credit Agreement may require us to repay all debt outstanding under the credit facilities including any amounts outstanding under our revolving credit facility, which currently has no debt outstanding, and may also temporarily or permanently restrict our ability to draw additional funds under the revolving credit facility.
During December 2007, we repurchased 447,654 shares for $7.7 million which were funded through cash flows from operations. During 2008 and the first quarter of 2009, we did not repurchase any common stock. Our Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15.0 million in aggregate over the term of the facility. As of March 31, 2009, we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with our credit facility.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations, and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.
Debt Obligations
Senior Secured Credit Facilities. On December 6, 2007, we entered into our Credit Agreement. The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the Credit Agreement in the amount of $289.4 million to prepay in full all principal and interest payable under the Second Amended and Restated Credit Agreement.
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At March 31, 2009, the interest rate swap agreement had a negative fair value of $15.8 million of which $6.2 million was recorded in accrued expenses and $9.6 was recorded in other long term liabilities.
Loans under our Credit Agreement will bear interest, at our option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate will be determined based upon our leverage ratio (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Credit Agreement contains covenants which, among other things, require us to maintain a minimum interest coverage ratio of 2.50:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.75:1.00 in 2010, and 3.00:1.00 in 2011 and 2012. The covenant ratios are assessed quarterly and calculated on a trailing 12 months basis. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by our obligations thereunder. The Credit Agreement is secured by substantially all of our assets. We were in compliance with all of our debt covenants as of March 31, 2009. Refer to our discussion above regarding our projected compliance with 2009 and 2010 debt covenants.
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
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those as described in Note 5, “Long Term Debt” to our Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K.
Capital Leases. As of March 31, 2009, we had $62.8 million of capital lease obligations outstanding, with a weighted average interest rate of 9.0% and maturities between 2009 and 2015.
Seller Notes. As of March 31, 2009, we had $31.7 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2009 and 2012. These notes were issued in connection with acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of March 31, 2009, we have potential future earnout obligations for acquisitions consummated before the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, (“SFAS 141(R)”) aggregating to approximately $5.2 million through 2010 if predetermined financial targets are exceeded. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
FIN 48 Liability. We have a $1.3 million contingent liability for uncertain tax positions.
Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies
Our management prepares financial statements in conformity with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our Consolidated Financial Statements see our December 31, 2008 Annual Report on Form 10-K. We do not believe that the acquisition completed in 2009 or new accounting standards implemented during 2009 changed our critical accounting policies, except for the adoption of SFAS 141(R), which is further described in Note 5, “Goodwill and Intangibles Resulting from Business Acquisitions” to our Condensed Consolidated Financial Statements, FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which is further described in Note 8, “Fair Value Measurements” to our Condensed Consolidated Financial Statements, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which are further described in Note 13, “Recent Accounting Pronouncements” to our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 13, “Recent Accounting Pronouncements” to our Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
On December 19, 2007, we entered into the Swap Transaction in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments.
The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At March 31, 2009, the interest rate swap agreement had a negative fair value of $15.8 million of which $6.2 million was recorded in accrued expenses and $9.6 million was recorded in other long-term liabilities.
As of March 31, 2009, we had $350.6 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in our interest rate swap on our senior secured debt.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2009, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no significant changes to internal control over financial reporting during the first quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6. Exhibits
EXHIBIT INDEX

Number	Description

10.1	Amendment to Lease for premises commonly known as 835 West Julian Street, San Jose, CA, by and between Sumo Holdings San Jose, LLC and American Reprographics Company, L.L.C.*

10.2	Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA, by and between OCB LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC.*

10.3	Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, by and between Sumo Holdings Irvine, LLC and OCB LLC*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 8, 2009

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

By:	/s/ Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Number	Description

10.1	Amendment to Lease for premises commonly known as 835 West Julian Street, San Jose, CA, by and between Sumo Holdings San Jose, LLC and American Reprographics Company, L.L.C.*

10.2	Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA, by and between OCB LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC.*

10.3	Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, by and between Sumo Holdings Irvine, LLC and OCB LLC*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith