Form 10-Q
period 2009-06-30
American Reprographics CO
filed 2009-08-07
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 6, 2009, there were 45,300,200 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2009

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to the Company are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$56,886	$46,542
Accounts receivable, net of allowances for accounts receivable of $5,178 and $5,424 at June 30, 2009 and December 31, 2008, respectively	69,181	77,216
Inventories, net	10,241	11,097
Deferred income taxes	5,829	5,831
Prepaid expenses and other current assets	7,629	11,976

Total current assets	149,766	152,662

Property and equipment, net	83,071	89,712
Goodwill	367,786	366,513
Other intangible assets, net	80,305	85,967
Deferred financing costs, net	2,926	3,537
Deferred income taxes	21,878	25,404
Other assets	2,216	2,136

Total assets	$707,948	$725,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$22,730	$25,171
Accrued payroll and payroll-related expenses	14,424	13,587
Accrued expenses	24,168	24,913
Current portion of long-term debt and capital leases	71,580	59,193

Total current liabilities	132,902	122,864

Long-term debt and capital leases	257,963	301,847
Other long-term liabilities	10,496	13,318

Total liabilities	401,361	438,029

Commitments and contingencies (Note 10)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,747,854 and 45,674,810 shares issued and 45,300,200 and 45,227,156 shares outstanding in 2009 and 2008, respectively	46	46
Additional paid-in capital	87,331	85,207
Deferred stock-based compensation	(19)	(195)
Retained earnings	229,700	215,846
Accumulated other comprehensive loss	(8,872)	(11,414)

	308,186	289,490
Less cost of common stock in treasury, 447,654 shares in 2009 and 2008	7,709	7,709

Total American Reprographics Company stockholders’ equity	300,477	281,781

Noncontrolling interest	6,110	6,121

Total stockholders’ equity	306,587	287,902

Total liabilities and stockholders’ equity	$707,948	$725,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Reprographics services	$92,905	$139,211	$192,674	$281,707
Facilities management	24,898	31,209	51,763	60,760
Equipment and supplies sales	13,251	14,521	26,100	29,917

Total net sales	131,054	184,941	270,537	372,384
Cost of sales	81,899	105,853	169,403	213,693

Gross profit	49,155	79,088	101,134	158,691

Selling, general and administrative expenses	30,039	39,499	61,005	79,020
Amortization of intangible assets	2,914	2,813	5,897	6,001

Income from operations	16,202	36,776	34,232	73,670

Other income	(38)	(43)	(97)	(245)
Interest expense, net	5,836	6,559	11,632	13,705

Income before income tax provision	10,404	30,260	22,697	60,210
Income tax provision	4,096	11,384	8,854	22,836

Net income	6,308	18,876	13,843	37,374
(Income) loss attributable to the noncontrolling interest	(1)	—	11	—

Net income attributable to American Reprographics Company	$6,307	$18,876	$13,854	$37,374

Earnings per share attributable to American Reprographics Company shareholders:
Basic	$0.14	$0.42	$0.31	$0.83

Diluted	$0.14	$0.42	$0.31	$0.82

Weighted average common shares outstanding:
Basic	45,116,358	45,051,449	45,103,150	45,048,244
Diluted	45,243,171	45,441,766	45,157,874	45,407,309
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share)
(Unaudited)

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock in	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	Treasury	Interest	Total

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902

Stock-based compensation	46,512	—	1,972	176	—	—	—	—	2,148
Issuance of common stock under Employee Stock Purchase Plan	23,432	—	130	—	—	—	—	—	130
Stock Options exercised	3,100	—	17	—	—	—	—	—	17
Tax benefit from exercise of stock options	—	—	5	—	—	—	—	—	5
Comprehensive Income:
Net income (loss)	—	—	—	—	13,854	—	—	(11)	13,843
Foreign currency translation adjustments	—	—	—	—	—	355	—	—	355
Fair value adjustment of derivative, net of tax effects	—	—	—	—	—	2,187	—	—	2,187

Comprehensive income									16,385

Balance at June 30, 2009	45,300,200	$46	$87,331	$(19)	$229,700	$(8,872)	$(7,709)	$6,110	$306,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities
Net income	$13,843	$37,374
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	2,543	1,909
Depreciation	19,569	18,332
Amortization of intangible assets	5,897	6,001
Amortization of deferred financing costs	655	600
Stock-based compensation	2,161	2,029
Excess tax benefit related to stock options exercised	(5)	(54)
Deferred income taxes	1,671	2,239
Write-off of deferred financing costs	—	313
Other non-cash items, net	(91)	(439)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	5,734	(5,088)
Inventory	918	726
Prepaid expenses and other assets	5,154	(987)
Accounts payable and accrued expenses	(2,251)	(1,470)

Net cash provided by operating activities	55,798	61,485

Cash flows from investing activities
Capital expenditures	(3,924)	(4,332)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(921)	(5,478)
Restricted cash	—	(12,612)
Other	442	785

Net cash used in investing activities	(4,403)	(21,637)

Cash flows from financing activities
Proceeds from stock option exercises	17	70
Proceeds from issuance of common stock under Employee Stock Purchase Plan	46	25
Excess tax benefit related to stock options exercised	5	54
Payments on long-term debt agreements and capital leases	(41,206)	(25,254)
Net (repayments) borrowings under revolving credit facility	—	(22,000)
Payment of loan fees	(44)	(726)

Net cash used in financing activities	(41,182)	(47,831)

Effect of foreign currency translation on cash balances	131	(37)

Net change in cash and cash equivalents	10,344	(8,020)
Cash and cash equivalents at beginning of period	46,542	24,802

Cash and cash equivalents at end of period	$56,886	$16,782

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$9,723	$18,353
Issuance of subordinated notes in connection with the acquisition of businesses	$246	$1,817
Accrued liabilities in connection with acquisition of businesses	$500	$—
Change in fair value of derivative, net of tax effect	$2,187	$(3)
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. All subsequent events have been evaluated through the date the interim Condensed Consolidated Financial Statements were issued. The operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim Condensed Consolidated Financial Statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Actual results could differ from those estimates and such differences may be material to the interim Condensed Consolidated Financial Statements.
These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K. The accounting policies used in preparing these interim Condensed Consolidated Financial Statements are the same as those described in the Company’s 2008 Annual Report on Form 10-K, except for the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, (“SFAS 141(R)”), which is further described in Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions”, FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, (“FSP FAS 157-2”), which is further described in Note 8, “Fair Value Measurements”, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, (“SFAS 160”), SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, (“SFAS 161”), and SFAS No. 165, Subsequent Events, (“SFAS 165”), which are further described in Note 13, “Recent Accounting Pronouncements.”
Risk and Uncertainties
The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. The Company’s management believes that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.
2. Stock-Based Compensation
The American Reprographics Company 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the day preceding the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At June 30, 2009, 2,845,255 shares remain available for grant under the Stock Plan.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Stock Option Exchange Program. On April 22, 2009, the Company commenced a stock option exchange program to allow certain of its employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, the Company issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of the Company’s common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than the Company’s board members, were eligible to participate in the program.
The number of shares of Company common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant, and the remaining 50% of the shares subject to an option vesting on the two-year anniversary of the date of grant. The new options will expire 10 years from the date of grant, unless earlier terminated. In accordance with SFAS No. 123R (Revised 2004), Shared-Based Payment, the Company measured the new fair value of the repriced options and also revalued the original options as of the date of modification. The excess fair value of the repriced options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the repriced options is approximately $2.4 million of which $0.1 million has been recognized in the interim Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009, with $2.3 million remaining to be recognized over the remaining service period of the repriced options.
The Company issued shares of restricted common stock at the prevailing market price in the amount of $50 or 7,752 shares, to each of the six independent members of its Board of Directors in April 2009. The shares of restricted stock granted to the independent board members will vest on the one-year anniversary of the grant date.
In February 2009, the Company granted stock options covering 37,326 shares of common stock to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock options vest ratably over a period of three years and expire 10 years after the date of grant.
The impact of stock-based compensation to the interim Condensed Consolidated Statements of Income for the three months ended June 30, 2009 and 2008, before income taxes, was $1.2 million and $1.1 million, respectively.
The impact of stock-based compensation to the interim Condensed Consolidated Statements of Income for the six months ended June 30, 2009 and 2008, before income taxes, was $2.2 million and $2.0 million, respectively.
As of June 30, 2009, total unrecognized compensation cost related to unvested stock-based payments totaled $10.8 million and is expected to be recognized over a weighted-average period of 2.1 years.
3. Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the “ESPP”) in connection with the consummation of its IPO in February 2005. Effective as of April 29, 2009, the ESPP was amended so that eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 as determined on the date of purchase.
In addition, under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was amended from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the further amended ESPP for the three and six months ended June 30, 2009 was $13. During the six months ended June 30, 2009, the Company issued 23,432 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $5.55 per share.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
4. Acquisitions
In the first six months of 2009, the Company acquired one U.S. reprographic company, which was not material to the Company’s operations. The Company accounts for acquisitions using the acquisition method of accounting. The results of operations from this acquisition are included in the Company’s Consolidated Statements of Income from its acquisition date. The acquisition’s revenue represents less than 0.2% of the Company’s total revenue.
5. Goodwill and Other Intangibles Resulting from Business Acquisitions
In connection with acquisitions completed during the first six months of 2009, the Company has applied the provisions of SFAS 141(R), using the acquisition method of accounting. However, acquisitions completed prior to 2009 were accounted for by applying the provisions of SFAS No. 141, Business Combinations, (“SFAS 141”), pursuant to which the assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The Company performs its goodwill impairment analysis annually on September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Based on the Company’s annual assessment in September 2008, goodwill was not impaired. SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”) requires that goodwill be tested for impairment between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. As economic conditions worsened in the fourth quarter of fiscal year 2008 and the Company’s market capitalization decreased significantly, management determined that circumstances had changed sufficiently to trigger an interim goodwill impairment analysis as of December 31, 2008. As a result of this analysis, the Company recorded a pre-tax, non-cash goodwill impairment charge of $35.2 million for the year ended December 31, 2008. The Company continues to assess, among other things, market capitalization, reporting unit and consolidated performance against plan and the outlook for the Company’s business and industry in general. A downward trend in one or more of these factors could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment test. Given the current economic environment, the Company has and will continue to monitor the need to test its intangibles for impairment as required by SFAS 142. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the first six months of 2009 that would require an additional impairment test.
The changes in the carrying amount of goodwill from December 31, 2008 through June 30, 2009, are summarized as follows:

Goodwill

Balance at December 31, 2008	$366,513
Additions	1,158
Translation adjustment	115

Balance at June 30, 2009	$367,786

The additions to goodwill include the excess purchase price over fair value of net assets acquired and certain earnout payments.
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

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at June 30, 2009 and December 31, 2008, which continue to be amortized:

	June 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,842	$34,450	$62,392	$96,574	$29,233	$67,341
Trade names and trademarks	20,359	2,625	17,734	20,359	2,126	18,233
Non-Compete Agreements	1,278	1,099	179	1,278	885	393

	$118,479	$38,174	$80,305	$118,211	$32,244	$85,967

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years and thereafter are as follows:

2009	$5,490
2010	10,164
2011	9,207
2012	8,300
2013	7,394
Thereafter	39,750

$80,305

6. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (5.6% and 5.4% interest rate, inclusive of interest rate swap, at June 30, 2009 and December 31, 2008, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	$250,938	$261,250
Various subordinated notes payable; weighted average 6.2% interest rate at June 30, 2009 and December 31, 2008; principal and interest payable monthly through June 2012	28,756	35,376
Various capital leases; weighted average 9.1% interest rate at June 30, 2009, and December 31, 2008; principal and interest payable monthly through February 2015	49,849	64,414

	329,543	361,040
Less current portion	(71,580)	(59,193)

	$257,963	$301,847

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

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Loans to the Company under the Credit Agreement bear interest, at the Company’s option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate is determined based upon the leverage ratio for the Company (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
On December 19, 2007, the Company entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on the Company’s long term variable rate debt. Under the terms of the Swap Transaction, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to the Company based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At June 30, 2009, the interest rate swap agreement had a negative fair value of $12.7 million of which $5.3 million was recorded in accrued expenses and $7.4 million was recorded in other long-term liabilities.
The Credit Agreement contains financial covenants which, among other things, require the Company to maintain a minimum interest coverage ratio of 2.50:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.75:1.00 in 2010, and 3.00:1.00 in 2011 and 2012. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Credit Agreement is secured by substantially all of the assets of the Company.
Based on the Company’s 2009 projected revenue, the Company has been implementing operational plans that it believes will enable it to achieve EBITDA and the related operating expenses at such levels that will allow it to remain in compliance with the financial covenants under the Credit Agreement. As of June 30, 2009, the Company is in compliance with the financial covenants in the Credit Agreement and expects to be in compliance throughout 2009, however due to uncertainties described in Note 1, it is possible that a default under certain financial covenants may occur in the future. The Company believes that further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for 2009 are lower than current projections and/or the Company does not successfully implement cost reduction plans, the Company could be at risk of default under the financial covenants under the Credit Agreement during the remainder of 2009. The Company’s ability to maintain compliance under the financial covenants under the Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2009. There will be additional constraints regarding compliance under the financial covenants under the Credit Agreement in 2010 because EBITDA levels continue to decrease during 2009 and debt service requirements under the Credit Agreement will increase from scheduled principal payments of $20.1 million in 2009 to $55.0 million in 2010. There are initiatives that could be implemented by management in the second half of 2009 and 2010 that may enable the Company to remain in compliance with the financial covenant requirements under the Credit Agreement in the future.
If the Company defaults on the covenants under the Credit Agreement and is unable to obtain waivers from its lenders, the lenders will be able to exercise their rights and remedies under the Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on its business, financial condition and liquidity. Because the Credit Agreement contains cross-default provisions, triggering a default provision under the Credit Agreement may require the Company to repay all debt outstanding under its credit facilities, including any amounts outstanding under the revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict the Company’s ability to draw additional funds under the revolving credit facility. There is no assurance that the Company would receive waivers if it does not meet its debt covenant requirements. Even if the Company is able to obtain a waiver, it may be required to agree to other changes in the Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for such waiver. If the Company is not able to comply with revised terms and conditions under its Credit Agreement and is unable to obtain waivers from its lenders, it would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that the Company will be able to obtain additional sources of liquidity on terms acceptable to it, or at all.

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
The Credit Agreement allows the Company to borrow incremental term loans to the extent that the Company’s senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50:1:00.
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 6, “Long-Term Debt” to the Company’s consolidated financial statements included in its 2008 Annual Report on Form 10-K.
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
As of June 30, 2009 and December 31, 2008, the Company was party to an interest rate swap agreement, in which the Company exchanges its floating-rate payments for fixed-rate payments. Such agreement qualifies as a cash flow hedge under SFAS 133. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. There was no ineffective portion of the interest rate swap for the periods ending June 30, 2009 and 2008. Over the next 12 months, we expect to reclassify $5,348 from AOCL to interest expense.
The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the interest rate swap as of June 30, 2009 and December 31, 2008:

		Fair Value
	Balance Sheet	June 30,	December 31,
	Classification	2009	2008
Derivative designated as hedging instrument under SFAS 133

Interest rate swap — current portion	Accrued expenses	$5,348	$5,953
Interest rate swap — long term portion	Other long-term liabilities	7,392	10,531

Total derivatives designated as hedging		$12,740	$16,484

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and six months ended June 30, 2009, and 2008:

	Amount of Gain or (Loss) Recognized
	in AOCL on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Derivative in SFAS 133 Cash Flow Hedging Relationship

Interest rate swap	$3,066	$8,696	$3,744	$3
Tax effect	(1,314)	(3,278)	(1,557)	(6)

Interest rate swap, net of taxes	$1,752	$5,418	$2,187	$(3)

The following table summarizes the effect of the interest rate swap on the interim Condensed Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2008:

	Amount of Loss Reclassified from
	AOCL into Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(1,869)	$(952)	$(3,592)	$(952)
8. Fair Value Measurements
The Company adopted SFAS No. 157, Fair Value Measurements, (“SFAS 157”) at the beginning of the 2008 fiscal year for all financial instruments valued on a recurring basis, at least annually. Additionally, beginning in the first quarter of 2009, in accordance with the provisions of FSP FAS 157-2, the Company now applies SFAS 157 to financial and nonfinancial assets and liabilities. FSP FAS 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with SFAS 157, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2009 and December 31, 2008. As required by SFAS 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 2
	June 30,	December 31,
	2009	2008
Recurring Fair Value Measure

Interest rate swap	$12,740	$16,484
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
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash and cash equivalents: The carrying amounts reported in the Company’s Consolidated Balance Sheets for cash and cash equivalents approximate their fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amounts of the Company’s subordinated notes payable and capital leases reported in the Consolidated Balance Sheets approximate their fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of June 30, 2009 for its term loan credit facility is $250.9 million. Using a discounted cash flow technique that incorporates a market yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility to be $246.9 million at June 30, 2009. In determining the market interest yield curve, the Company considered its BB- corporate credit rating.
Interest rate hedge agreements: The fair value of the interest rate swap, as previously disclosed, is the amount at which it could be settled based on market rates at June 30, 2009.
9. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased to 39.4% and 39.0% for the three and six months ended June 30, 2009, respectively, from 37.6% and 37.9% for the three and six months ended June 30, 2008, respectively. These increases are primarily due to a lower federal tax benefit in relation to the Company’s Domestic Production Activities Deduction in 2009 as allowed by Internal Revenue Code Section 199. The amount of deduction and related tax benefit is directly impacted by the Company’s expected federal taxable income for the fiscal year 2009.
10. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2009, the Company has potential future earnout obligations for acquisitions consummated before the adoption of SFAS 141(R) in the total amount of approximately $3.6 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
FIN 48 Liability. The Company has a $1.5 million contingent liability for uncertain tax positions as of June 30, 2009.
Legal Proceedings. The Company is involved in various legal proceedings and claims from time to time in the normal course of business. The Company does not believe, based on currently available facts and circumstances, that the final outcome of any of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. The Company believes the amounts provided in its interim Condensed Consolidated Financial Statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities will not exceed the amounts reflected in the Company’s interim Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
11. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments and changes in the fair value of the interest rate swap, net of taxes, which qualifies for hedge accounting. The differences between net income and comprehensive income attributable to ARC for the three and six months ended June 30, 2009 and 2008 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$6,308	$18,876	$13,843	$37,374
Foreign currency translation adjustments	494	49	355	(191)
Increase (decrease) in fair value of financial derivative instrument, net of tax effects	1,752	5,418	2,187	(3)

Comprehensive income	8,554	24,343	16,385	37,180
Comprehensive income (loss) attributable to the noncontrolling interest	1	—	(11)

Comprehensive income attributable to ARC	$8,553	$24,343	$16,396	$37,180

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
12. Earnings per Share
The Company accounts for earnings per share in accordance with SFAS No. 128, Earnings per Share, (“SFAS 128”). Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 1.6 million for the three and six months ended June 30, 2009, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options totaling 1.5 million for the three and six months ended June 30, 2008, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding during the period — basic	45,116,358	45,051,449	45,103,150	45,048,244
Effect of dilutive stock options	126,813	390,317	54,724	359,065

Weighted average common shares outstanding during the period — diluted	45,243,171	45,441,766	45,157,874	45,407,309

13.	Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, (“SFAS 168”), which replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 will have a material impact on the Company’s consolidated financial position, results of operations or cash flows; however, the Company will disclose codification citations in place of corresponding references to legacy accounting pronouncements.
In May 2009, the FASB issued SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 effective June 30, 2009, and it did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In February 2008, the FASB issued FSP FAS 157-2, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The initial adoption of FSP FAS 157-2, did not have a material impact on the Company’s results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively; early adoption is permitted for periods ending after March 15, 2009. The adoption of SFAS 157 within the scope of FSP FAS 157-4 did not have a material impact on the interim Condensed Consolidated Financial Statements.
In December 2007, the FASB issued SFAS 141(R), which replaces SFAS 141. SFAS 141(R) establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) makes some significant changes to existing accounting practices for acquisitions. SFAS 141(R) is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The initial adoption of SFAS 141(R), did not have a material impact on the Company’s results of operations or cash flows. Potential future acquisitions may have a material impact on the Company’s results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Concluded)
(Dollars in thousands, except per share data)
(Unaudited)
In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP FAS 141(R)-1”). FSP FAS 141(R)-1 amends and clarifies SFAS 141(R), to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of FSP FAS 141(R)-1, did not have a material impact on the Company’s results of operations or cash flows. Potential future acquisitions may have a material impact on our results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. See Note 8 “Fair Value Measurements” for required disclosures.
In June 2008, the FASB issued FSP Emerging Issues Task Force, (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS 128. The FSP requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. The FSP is effective for calendar-year companies beginning January 1, 2009. The adoption of FSP EITF 03-6-1, did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements.
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset, (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP FAS 142-3 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The initial adoption of FSP FAS 142-3, did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements.
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
In December 2007, the FASB issued SFAS 160, which addresses the accounting and reporting framework for noncontrolling interests by a parent company. SFAS 160 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. SFAS 160 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s Consolidated Balance Sheets and below income tax expense in the Company’s Consolidated Statements of Income. In addition, the provisions of SFAS 160 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by SFAS 160, the Company has retrospectively applied the presentation to its prior year balances in the Company’s interim Condensed Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K and our 2009 first quarter report on Form 10-Q dated May 8, 2009.
Executive Summary
American Reprographics Company (“ARC” or the “Company”) is the leading reprographics company in the United States. We provide business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry, through a nationwide network of locally branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community.
We also serve a variety of clients and businesses outside the AEC industry in need of sophisticated document management services similar to our core AEC offerings.
Our services apply to time-sensitive and graphic-intensive documents, and fall into four primary categories:
•	Document management;

•	Document distribution and logistics;

•	Print-on-demand; and

•	On-site services, frequently referred to as facilities management (“FMs”), which is any combination of the above services supplied at a customer’s location.
We deliver these services through our specialized technology, more than 800 sales and customer service employees interacting with our customers every day, and more than 5,950 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 160,000 customers throughout the country.
Our divisions operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating divisions and consolidate their service offerings for large regional or national customers through our central “Premier Accounts” division.
A significant component of our historical growth has been from acquisitions. In the first six months of 2009, we paid $0.7 million in connection with one new business acquisition. In 2008, we acquired 13 businesses that consisted of “standalone acquisitions” and “branch/fold-in acquisitions” (refer to page 22 for an explanation of these terms) for $31.9 million. Each acquisition was accounted for using the acquisition method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. The timing and number of acquisitions depends on various factors including but not limited to market conditions, and availability of funding.
On August 1, 2008, we commenced operations of UNIS Document Solutions Co. Ltd., (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”). The purpose of UDS is to pair the digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, our Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively.
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within the first 12 months of operations.
Evaluating our Performance. In this report, we offer descriptions of how we manage and measure financial performance throughout the Company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results, however, may differ, perhaps materially, from what is presented in this report.

We measure our success in delivering value to our stockholders by striving for the following:
•	Creating consistent, profitable growth, or in the absence of growth due to market conditions beyond our control, stable margins superior to commonly understood industry benchmarks;

•	Maintaining our industry leadership as measured by our geographical footprint, market share and revenue generation;

•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;

•	Maintaining a low cost structure; and

•	Maintaining a flexible capital structure that provides for both responsible debt service and pursuit of acquisitions and other high-return investments.
Primary Financial Measures. We use net sales, costs and expenses, earnings before taxes (“EBT”), earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating cash flow to operate and assess the performance of our business.
We identify operating segments based on the various business activities that earn revenue and incur expense, the operating results of which are reviewed by management. Based on the fact that operating segments have similar products and services, class of customers, production process and performance objectives, our Company is deemed to operate as a single reportable business segment.
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
We believe our current customer segment mix is approximately 78% of revenues derived from the AEC market, and 22% derived from non-AEC sources. We believe that non-AEC sources of revenue currently offer more attractive revenue opportunities in light of current credit and spending constraints being experienced by the AEC industry. Given our focus, we expect non-AEC revenues to continue to grow relative to our overall revenue in the future.
Not all of these financial measurements are represented directly on our Company’s interim Condensed Consolidated Financial Statements, but meaningful discussions of each are part of our quarterly disclosures and presentations to the investment community.
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
Based on our experience of completing more than 130 acquisitions since 1997, we believe that the reprographics industry is highly-fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. Although none of the individual acquisitions we made in the past three years has added a material percentage of sales to our overall business, in the aggregate they have fueled the bulk of our historical annual sales growth.
When we acquire businesses, our management typically uses the previous year’s sales figures as an informal basis for estimating future revenues for our Company. We do not use this approach for formal accounting or reporting purposes but as an internal benchmark with which to measure the future effect of operating synergies, best practices and sound financial management on the acquired entity.

We also use the previous year’s sales figures to assist us in determining how the acquired business will be integrated into the overall management structure of our Company. We categorize newly acquired businesses in one of two ways:
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
New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less the fair market value of tangible assets and identifiable intangible assets. We test our goodwill components annually for impairment on September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. See Note 5 “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements for further information.
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC market accounted for 78% of our net sales for the period ended June 30, 2009, with the remaining 22% consisting of sales to non-AEC markets (based on a compilation of approximately 90% of revenues from our divisions and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have a material adverse impact on our business, operating results and financial condition.
Non-GAAP Financial Measures. EBIT, EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $1.2 million and $1.1 million of stock based compensation expense, for the three months ended June 30, 2009 and 2008, respectively, and $2.2 million and $2.0 million of stock based compensation expense, for the six months ended June 30, 2009 and 2008, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT, EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
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
Because of these limitations, EBIT, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT, EBITDA and related ratios only as supplements. For more information, see our interim Condensed Consolidated Financial Statements and related notes elsewhere in this report. Additionally, please refer to our 2008 Annual Report on Form 10-K.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Cash flows provided by operating activities	$33,522	$41,137	$55,798	$61,485
Changes in operating assets and liabilities	(11,477)	(6,096)	(9,555)	6,819
Non-cash (expenses) income, including depreciation and amortization	(15,737)	(16,165)	(32,400)	(30,930)
Income tax provision	4,096	11,384	8,854	22,836
Interest expense, net	5,836	6,559	11,632	13,705
Net (income) loss attributable to the noncontrolling interest	(1)	—	11	—

EBIT	16,239	36,819	34,340	73,915
Depreciation and amortization	12,751	12,216	25,466	24,333

EBITDA	28,990	49,035	59,806	98,248
Interest expense, net	(5,836)	(6,559)	(11,632)	(13,705)
Income tax provision	(4,096)	(11,384)	(8,854)	(22,836)
Depreciation and amortization	(12,751)	(12,216)	(25,466)	(24,333)

Net income attributable to ARC	$6,307	$18,876	$13,854	$37,374

The following is a reconciliation of net income attributable to ARC to EBIT and EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net income attributable to ARC	$6,307	$18,876	$13,854	$37,374
Interest expense, net	5,836	6,559	11,632	13,705
Income tax provision	4,096	11,384	8,854	22,836

EBIT	$16,239	$36,819	$34,340	$73,915
Depreciation and amortization	12,751	12,216	25,466	24,333

EBITDA	$28,990	$49,035	$59,806	$98,248

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008 (1)
Net income margin	4.8%	10.2%	5.1%	10.0%
Interest expense, net	4.5	3.5	4.3	3.7
Income tax provision	3.1	6.2	3.3	6.1

EBIT margin	12.4	19.9	12.7	19.8
Depreciation and amortization	9.7	6.6	9.4	6.5

EBITDA margin	22.1%	26.5%	22.1%	26.4%

(1)	column does not foot due to rounding
Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008 (1)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.5	57.2	62.6	57.4

Gross profit	37.5	42.8	37.4	42.6
Selling, general and administrative expenses	22.9	21.4	22.5	21.2
Amortization of intangibles	2.2	1.5	2.2	1.6

Income from operations	12.4	19.9	12.7	19.8
Other income	—	—	—	(0.1)
Interest expense, net	4.5	3.5	4.3	3.7

Income before income tax provision	7.9	16.4	8.4	16.2
Income tax provision	3.1	6.2	3.3	6.1

Net income	4.8	10.2	5.1	10.0

Net (income) loss attributable to the controlling interest	—	—	—	—

Net income attributable to ARC	4.8%	10.2%	5.1%	10.0%

(1)	column does not foot due to rounding

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2009	2008	(In dollars)	(Percent)	2009	2008	(In dollars)	(Percent)
	(In millions)			(In millions)
Reprographics services	$92.9	$139.2	$(46.3)	-33.3%	$192.7	$281.7	$(89.0)	-31.6%
Facilities management	24.9	31.2	(6.3)	-20.2	51.8	60.8	(9.0)	-14.8%
Equipment and supplies sales	13.3	14.5	(1.2)	-8.3	26.1	29.9	(3.8)	-12.7%

Total net sales	$131.1	$184.9	$(53.8)	-29.1%	270.6	372.4	(101.8)	-27.3%

Gross profit	$49.2	$79.1	$(29.9)	-37.8%	101.1	158.7	(57.6)	-36.3%
Selling, general and administrative expenses	30.0	39.5	(9.5)	-24.1	61.0	79.0	(18.0)	-22.8%
Amortization of intangibles	2.9	2.8	0.1	3.6	5.9	6.0	(0.1)	-1.7%
Interest expense, net	5.8	6.6	(0.8)	-12.1	11.6	13.7	(2.1)	-15.3%
Income taxes	4.1	11.4	(7.3)	-64.0	8.9	22.8	(13.9)	-61.0%
Net income attributable to ARC	6.3	18.9	(12.6)	-66.7	13.9	37.4	(23.5)	-62.8%
EBITDA	29.0	49.0	(20.0)	-40.8	59.8	98.2	(38.4)	-39.1%

(1)	column does not foot due to rounding
Net Sales.
Net sales decreased by 29.1% for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Net sales deceased by 27.3% for the six months ended June 30, 2009, compared to the same period in 2008.
In the three and six months ended June 30, 2009, the decrease in net sales was primarily due to overall weakness in the national economy, and a significant slow down in the construction market and AEC industry. In the three and six months ended June 30, 2009, sales were favorably impacted by sales growth of approximately 4% from our standalone acquisitions completed since June 30, 2008.
Reprographics services. Net sales during the three months ended June 30, 2009 decreased by $46.3 million or 33.3%, compared to the three months ended June 30, 2008. Net sales during the six months ended June 30, 2009 decreased by $89.0 million or 31.6% compared to the same period in 2008.
Overall reprographics services sales nationwide were negatively affected by the recession in the national economy and slow down in the construction market and AEC industry, which caused the decrease in revenue for the three and six months ended June 30, 2009. All regions of the country were significantly impacted by the recession. The revenue category that was most impacted was large format black and white prints, as this revenue category is more closely tied to non-residential and residential construction. Large format black and white revenues represented approximately 40% of reprographics services for the three and six months ended June 30, 2009; large format black and white revenues decreased by approximately 40% for the three and six months ended June 30, 2009, respectively.
While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales, presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, but also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, digital service revenue was also negatively impacted by the current market conditions. During the three and six months ended June 30, 2009 digital service revenue decreased by $3.0 million or 21% and $4.7 million or 17%, respectively, over the same period in 2008, but as a percentage of our overall sales it increased from 7.8% to 8.6% and 7.5% to 8.5%, respectively.
Facilities management. On-site, or FM sales for the three and six months ended June 30, 2009, compared to the same period in 2008, decreased by $6.3 million or 20.2% and $9.0 million or 14.8%, respectively. FM revenue is derived from a single cost per-square-foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong, as evidenced by an increase of approximately 300 facilities management accounts during the six months ended June 30, 2009, bringing our total FM accounts to approximately 5,950 as of June 30, 2009. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of prints at FM locations significantly declined due to the current economic conditions.

Equipment and supplies sales. During the three months ended June 30, 2009, our equipment and supplies sales decreased by $1.2 million, or 8.3% as compared to the same period in 2008. In the six months ended June 30, 2009, equipment and supplies sales decreased by $3.8 million or 12.7%, as compared to the same period in 2008. During the three and six months ended June 30, 2009, the decrease in equipment and supplies sales was due primarily to current economic conditions and our focus on FM sales. This trend was partially offset by the operations of UDS, which commenced operations during the third quarter of 2008. To date, the Chinese market has shown a preference for owning reprographics equipment when they bring it “in-house.” UDS had sales of equipment and supplies of $3.2 million and $5.4 million during the three and six months ended June 30, 2009, respectively. In the U.S., facilities management sales programs have made steady progress as compared to outright sales of equipment and supplies through conversion of such sales contracts to on-site service accounts. Excluding the impact of acquisitions and continuing equipment and supplies sales in China, we do not anticipate growth in equipment and supplies sales in the U.S. as we are placing more focus on facilities management sales programs.
Gross Profit.
Our gross profit and gross profit margin was $49.2 million and 37.5% during the three months ended June 30, 2009, compared to $79.1 million and 42.8% during the same period in 2008, on a sales decline of $53.8 million.
During the six month period ended June 30, 2009, gross profit and gross margin decreased to $101.1 million and 37.4% compared to $158.7 million and 42.6% during the same period in 2008, on sales decline of $101.8 million.
The primary driver of the decrease in gross margins was the absorption of overhead resulting from the decrease in sales. Overhead as a percentage of sales was 470 and 450 basis points higher in the three and six months ended June 30, 2009, as compared to the same period in 2008, of which depreciation and facility rental were the primary components and accounted for 220 and 120 basis points, respectively. The decrease in margins was also attributable to an increase in material costs as a percentage of sales of 210 and 140 basis points for the three and six months ended June 30, 2009, respectively. This was primarily due to an increase in lower margin equipment and supplies sales as a percentage of total sales. Specifically, lower margin equipment and supplies sales comprised 10.1% and 9.6% of total sales for the three and six months ended June 30, 2009, respectively, compared to 7.9% and 8.0% for the same period in 2008. The decrease in margins was partially offset by a favorable decrease as a percentage of sales of direct labor of 150 and 70 basis points for the three and six months ended June 30 2009, respectively, that was driven by cost cutting initiatives that were implemented in 2009 in response to lower sales.
Selling, General and Administrative Expenses.
Selling, general and administrative expenses decreased by $9.5 million or 24.1% during the three months ended June 30, 2009 over the same period in 2008.
Selling, general and administrative expenses decreased by $18.0 million or 22.8% during the six months ended June 30, 2009 over the same period in 2008.
The decrease is primarily due to the decline in sales and the implementation of cost reduction programs initiated in response to the decline in sales. Specifically, sales personnel compensation decreased by $2.8 million and $5.2 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008, and general and administrative compensation decreased by $4.3 million and $8.1 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008. The decrease in sales compensation is primarily attributed to the decline in sales volume explained above and the decrease in general and administrative is primarily due to the staff reductions and bonus performance targets not being met. The cost reduction programs have also resulted in a decrease in professional fees, consulting fees, advertising, and travel expenses. These expenses have decreased by approximately $1.1 million and $2.4 million for the three and six months ended June 30, 2009, respectively, compared to the same period in 2008.
Selling, general and administrative expenses as a percentage of net sales increased from 21.4% in the second quarter of 2008 to 22.9% in the second quarter of 2009 and from 21.2% in the six months ended June 30, 2008 to 22.5% in the same period in 2009 primarily due to the significant decline in sales resulting in unabsorbed labor expenses.

On April 22, 2009, we commenced a stock option exchange program to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, we issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of our common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than our board members, were eligible to participate in the program. The number of shares of our common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant, and the remaining 50% of the shares subject to an option vesting on the second anniversary of the date of grant. The total incremental cost of the repriced options is approximately $2.4 million of which $0.1 million has been recognized to the statement of income for the three and six months ended June 30, 2009. For further information see Note 2, “Stock-based Compensation” to our interim Condensed Consolidated Financial Statements.
Amortization of Intangibles.
Amortization of intangibles of $2.9 million and $5.9 million for the three and six months ended June 30, 2009 remained consistent with the amount in the same periods in prior year due to the fact that acquisition activity and the size of acquisitions decreased significantly since June 30, 2008. In 2009, we have only completed one acquisition, as compared to 13 in 2008 and 19 in 2007.
Other Income.
Other income of $0.2 million for the six months ended June 30, 2008 was primarily related to the sale of the Auto Desk sales department of our Imaging Technologies Services operating segment. In 2009, we have not sold any departments, hence the decrease in other income.
Interest Expense, Net.
Net interest expense decreased $0.8 million and $2.1 million during the three months and six months ended June 30, 2009, respectively, compared to the same period in 2008 primarily due to a decrease in our effective annual interest rate of approximately 55 basis points with respect to our interest bearing debt in addition to an overall reduction to principal balance of bank debt and seller notes payable. This was partially offset by a net increase in capital leases for our operations.
Income Taxes.
Our effective income tax rate increased to 39.4% and 39.0% for the three and six months ended June 30, 2009, respectively, from 37.6% and 37.9% for the three and six months ended June 30, 2008, respectively. These increases are primarily due to a lower federal tax benefit in relation to our Company’s Domestic Production Activities Deduction in 2009 as allowed by Internal Revenue Code Section 199. The amount of deduction and related tax benefit is directly impacted by our expected federal taxable income for the fiscal year 2009.
Noncontrolling Interest.
Net (income) loss attributable to noncontrolling interest represents 35% of the profit or loss of UDS, which commenced operations on August 1, 2008.
Net Income Attributable to ARC.
Net income attributable to ARC decreased to $6.3 million and $13.9 million during the three and six months ended June 30, 2009, compared to $18.9 million and $37.4 million in the same period in 2008, respectively. The decrease is primarily due to the decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses explained above.
EBITDA.
EBITDA margin was 22.1% during the three and six months ended June 30, 2009, compared to 26.5% and 26.4%, respectively, during the same periods in 2008. The EBITDA margin for the three and six months ended June 30, 2009 compared to the same periods in 2008 were negatively impacted by the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales explained above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper and fuel charges typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our Credit and Guaranty Agreement (the “Credit Agreement”). Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$55,798	$61,485

Net cash used in investing activities	$(4,403)	$(21,637)

Net cash used in financing activities	$(41,182)	$(47,831)

Operating Activities
Our cash flows from operations are primarily driven by sales and net profit generated from these sales. The overall decrease in cash flows from operations in 2009 was due to the decline in sales and corresponding EBITDA. Our strong cash flows from operations in 2009 despite the decrease in profitability was partially due to our improved accounts receivable collection efforts and the utilization of $4.3 million of prepaid taxes. As evidence of our improved collection efforts, our receivables current and 30 days past due combined represented approximately 83% of our total receivable balance as of June 30, 2009, as compared to approximately 79% as of June 30, 2008. With the downturn in the general economy, we will continue to focus on our accounts receivable collections. If the recent negative sales trends continue throughout 2009, this will significantly impact our cash flows from operations in 2009.
Investing Activities
Net cash used in investing activities of $4.4 million for the six months ended June 30, 2009, primarily relates to capital expenditures at all of our operating divisions. Payments for the business acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $0.9 million during the six months ended June 30, 2009, compared to $5.5 million for the same time period in 2008. The decrease is due to the significant decrease in acquisition activity in 2009 that we expect to continue in the near future and fewer earnout payments made in 2009. Cash payments for capital expenditures totaled $3.9 million for the six months ended June 30, 2009. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $41.2 million used in financing activities during the six months ended June 30, 2009, primarily relates to scheduled payments of $30.2 million under our Credit Agreement and capital leases and approximately $11.0 million in early pay down of capital lease obligations.
Our cash position, working capital, and debt obligations as of June 30, 2009, and December 31, 2008 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)

Cash and cash equivalents	$56,886	$46,542
Working capital	16,864	29,798

Borrowings from senior secured credit facilities	$250,938	$261,250
Other debt obligations	78,605	99,790

Total debt obligations	$329,543	$361,040

The decrease of $12.9 million in working capital in 2009 was primarily due to the $17.2 million net increase in the short-term portion of our Credit Agreement and the $8.0 million reduction in accounts receivable, offset by an increase in cash of $10.3 million generated from our operations. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $56.9 million and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which has an available balance of $70.5 million as of June 30, 2009, or the issuance of additional debt which is dependent on availability of third party financing.
We generate the majority of our revenue from sales for products and services provided to the architectural, engineering and construction industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential construction spending of the AEC industry which have adversely affected our operating results. The current diminished liquidity and credit availability in financial markets and the general economic recession may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, and could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic recession and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Based on our 2009 projected revenue, we have been implementing operational plans that we believe will enable us to achieve EBITDA and the related operating expenses at such levels that will allow us to remain in compliance with the financial covenants under our Credit Agreement. However, our ability to further reduce expenses becomes more challenging as sales decline. As of June 30, 2009, we are in compliance with the financial covenants in our Credit Agreement and we expect to be in compliance throughout 2009, however due to uncertainties described in the paragraph above, it is possible that a default under certain financial covenants may occur in the future. We believe that further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for 2009 are lower than our current projections and/or we do not successfully implement cost reduction plans, we could be at risk of default under the financial covenants under our Credit Agreement during the remainder of 2009. Our ability to maintain compliance under the financial covenants under our Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2009. There will be additional constraints regarding compliance under the financial covenants under our Credit Agreement in 2010 because EBITDA levels continue to decrease during 2009 and debt service requirement under the Credit Agreement will increase from scheduled principal payments of $20.1 million in 2009 to $55.0 million in 2010. There are initiatives that could be implemented by management in the second half of 2009 and 2010 that may enable us to remain in compliance with the financial covenant requirements under the Credit Agreement in the future. In an effort to increase flexibility under the financial covenants under our Credit Agreement in the future, we are currently in discussions with our credit facility banks to explore various financing alternatives that may be available to us.
If we default on the covenants under the Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on our business, financial condition and liquidity. Because our Credit Agreement contains cross-default provisions, triggering a default provision under our Credit Agreement may require us to repay all debt outstanding under the credit facilities, including any amounts outstanding under our revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict our ability to draw additional funds under the revolving credit facility. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, we may be required to agree to other changes in our Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for such waiver. If we are not able to comply with revised terms and conditions under our Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all.

During December 2007, we repurchased 447,654 shares for $7.7 million which were funded through cash flows from operations. During 2008 and the first six months of 2009, we did not repurchase any common stock. Our Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15.0 million in aggregate over the term of the facility. As of June 30, 2009, we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with our credit facility.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment. We expect that the decreased level of acquisition activity during the first two quarters of 2009 will continue in the near future.
Debt Obligations
Senior Secured Credit Facilities. On December 6, 2007, we entered into our Credit Agreement. The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility.
On December 19, 2007, we entered into an interest rate swap transaction (“Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At June 30, 2009, the interest rate swap agreement had a negative fair value of $12.7 million of which $5.3 million was recorded in accrued expenses and $7.4 million was recorded in other long-term liabilities.
Loans under our Credit Agreement bear interest, at our option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate is determined based upon our leverage ratio (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Credit Agreement contains financial covenants which, among other things, require us to maintain a minimum interest coverage ratio of 2.50:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.75:1.00 in 2010, and 3.00:1.00 in 2011 and 2012. The covenant ratios are assessed quarterly and calculated on a trailing 12 months basis. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by our obligations thereunder. The Credit Agreement is secured by substantially all of our assets. We were in compliance with all of our debt covenants as of June 30, 2009. Refer to our discussion above regarding our projected compliance with 2009 and 2010 debt covenants.
Term loans are amortized over the term with the final payment due on December 6, 2012. Amounts borrowed under the revolving credit facility must be repaid by December 6, 2012. Outstanding obligations under the Credit Agreement may be prepaid in whole or in part without premium or penalty.
In addition, under the revolving facility, we are required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on our leverage ratio at the time. We may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit. The Credit Agreement allows us to borrow Incremental Term Loans to the extent our senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50:1.00.
All material terms and conditions, including the maturity dates of our Company’s existing senior secured credit facilities, remained the same as those as described in Note 6, “Long Term Debt” to our consolidated financial statements included in our 2008 Annual Report on Form 10-K.

Capital Leases. As of June 30, 2009, we had $49.8 million of capital lease obligations outstanding, with a weighted average interest rate of 9.1% and maturities between 2009 and 2015.
Seller Notes. As of June 30, 2009, we had $28.8 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2009 and 2012. These notes were issued in connection with acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. Our Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2009, our Company has potential future earnout obligations for acquisitions consummated before the adoption of SFAS 141(R) in the total amount of approximately $3.6 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
FIN 48 Liability. Our Company has a $1.5 million contingent liability for uncertain tax positions as of June 30, 2009.
Legal Proceedings. We are involved in various legal proceedings and claims from time to time in the normal course of business. We do not believe, based on currently available facts and circumstances, that the final outcome of any of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We believe the amounts provided in our interim Condensed Consolidated Financial Statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities will not exceed the amounts reflected in our interim Condensed Consolidated Financial Statements or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our December 31, 2008 Annual Report on Form 10-K. We do not believe that the single acquisition completed in 2009 or new accounting standards implemented during 2009 have changed our critical accounting policies, except for the adoption of SFAS 141(R), which is further described in Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements, FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, which is further described in Note 8, “Fair Value Measurements” to our interim Condensed Consolidated Financial Statements, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No.133, (“SFAS 161”), and SFAS No. 165, Subsequent Events, (“SFAS 165”), which are further described in Note 13, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 13, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements.

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
The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At June 30, 2009, the interest rate swap agreement had a negative fair value of $12.7 million of which $5.3 million was recorded in accrued expenses and $7.4 million was recorded in other long-term liabilities.
As of June 30, 2009, we had $329.5 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in our interest rate swap on our senior secured bank debt.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2009, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no significant changes to internal control over financial reporting during the second quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are involved in various legal proceedings and claims from time to time in the normal course of business. We do not believe, based on currently available information, that the final outcome of any of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. The Company believes the amounts provided in its interim Condensed Consolidated Financial Statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities will not exceed the amounts reflected in the Company’s interim Condensed Consolidated Financial Statements or will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. The Company has identified the following risk factor to supplement the risks and uncertainties set forth in our 2008 Annual Report on Form 10-K:
Downgrades in our credit rating may adversely affect our business, financial condition and results of operations.
From time to time, independent credit rating agencies rate our creditworthiness. Credit market deterioration and its actual or perceived effects on our business, financial condition and results of operation, along with deterioration in general economic conditions, may increase the likelihood that major independent credit agencies will downgrade our credit rating. Any downgrade in our credit rating could increase our cost of borrowing, which would adversely affect our financial condition and results of operations, perhaps materially. Any downgrade in our credit rating may also cause a decline in the market price of our common stock.
Item 4. Submission of Matters to a Vote of Security Holders
On April 30, 2009, the annual meeting of stockholders of the Company was held in Pittsburgh, Pennsylvania. There were 45,227,156 shares of common stock outstanding on the record date and entitled to vote at the annual meeting. At the annual meeting, the stockholders voted as indicated below on the following matters:
(a)	Election of the following directors to serve until the next annual meeting of stockholders or until their successors are elected and qualified (included as Proposal 1 in the proxy statement):

	Vote For	Vote Withheld
Kumarakulasingam Suriyakumar	42,842,393	682,460
Thomas J. Formolo	41,315,959	2,208,894
Dewitt Kerry McCluggage	41,524,474	2,000,379
James F. McNulty	41,521,463	2,003,390
Mark W. Mealy	41,509,548	2,015,305
Manuel Perez de la Mesa	41,346,858	2,177,995
Eriberto R. Scocimara	41,499,572	2,025,281

There were no abstentions and no broker non-votes.
(b)	Ratification of the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2009 (included as Proposal 2 in the proxy statement):

For:	43,172,782
Against:	309,087
Abstain:	42,984
There were no broker non-votes
This proposal was approved by a majority of the shares represented and voting (including abstentions) with respect to this proposal, which shares, voting affirmatively, also constituted a majority of the required quorum.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment No. 3 to American Reprographics Company 2005 Stock Plan. *†

10.2	Amendment No. 2 to American Reprographics Company 2005 Employee Stock Purchase Plan. *†

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

†	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 7, 2009

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ Kumarakulasingam Suriyakumar
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

By:	/s/ Jonathan R. Mather
Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment No. 3 to American Reprographics Company 2005 Stock Plan. *†

10.2	Amendment No. 2 to American Reprographics Company 2005 Employee Stock Purchase Plan. *†

31.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith

†	Indicates management contract or compensatory plan or arrangement