Form 10-Q
period 2009-09-30
American Reprographics CO
filed 2009-11-09
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 6, 2009, there were 45,312,743 shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2009

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$59,179	$46,542
Accounts receivable, net of allowances for accounts receivable of $4,842 and $5,424 at September 30, 2009 and December 31, 2008, respectively	63,749	77,216
Inventories, net	11,672	11,097
Deferred income taxes	5,827	5,831
Prepaid expenses and other current assets	9,983	11,976

Total current assets	150,410	152,662

Property and equipment, net	78,169	89,712
Goodwill	330,665	366,513
Other intangible assets, net	76,846	85,967
Deferred financing costs, net	2,609	3,537
Deferred income taxes	25,610	25,404
Other assets	2,200	2,136

Total assets	$666,509	$725,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,159	$25,171
Accrued payroll and payroll-related expenses	11,572	13,587
Accrued expenses	23,173	24,913
Current portion of long-term debt and capital leases	79,064	59,193

Total current liabilities	136,968	122,864

Long-term debt and capital leases	238,521	301,847
Other long-term liabilities	10,465	13,318

Total liabilities	385,954	438,029

Commitments and contingencies (Note 10)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 45,760,397 and 45,674,810 shares issued and 45,312,743 and 45,227,156 shares outstanding in 2009 and 2008, respectively	46	46
Additional paid-in capital	88,806	85,207
Deferred stock-based compensation	—	(195)
Retained earnings	201,536	215,846
Accumulated other comprehensive loss	(8,206)	(11,414)

	282,182	289,490
Less cost of common stock in treasury, 447,654 shares in 2009 and 2008	7,709	7,709

Total American Reprographics Company stockholders’ equity	274,473	281,781
Noncontrolling interest	6,082	6,121

Total stockholders’ equity	280,555	287,902

Total liabilities and stockholders’ equity	$666,509	$725,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Reprographics services	$81,989	$127,455	$274,663	$409,162
Facilities management	23,395	30,977	75,158	91,737
Equipment and supplies sales	13,966	16,153	40,066	46,070

Total net sales	119,350	174,585	389,887	546,969
Cost of sales	78,219	104,570	247,622	318,263

Gross profit	41,131	70,015	142,265	228,706

Selling, general and administrative expenses	27,330	38,800	88,335	117,820
Amortization of intangible assets	2,777	2,987	8,674	8,988
Goodwill impairment	37,382	—	37,382	—
Impairment of long-lived assets	781	—	781	—

(Loss) income from operations	(27,139)	28,228	7,093	101,898

Other income	(41)	(55)	(138)	(300)
Interest expense, net	6,428	6,180	18,060	19,885

Income before income tax (benefit) provision	(33,526)	22,103	(10,829)	82,313
Income tax (benefit) provision	(5,334)	7,041	3,520	29,877

Net (loss) income	(28,192)	15,062	(14,349)	52,436
Loss attributable to the noncontrolling interest	28	5	39	5

Net (loss) income attributable to American Reprographics Company	$(28,164)	$15,067	$(14,310)	$52,441

Earnings per share attributable to American Reprographics Company shareholders:
Basic	$(0.62)	$0.33	$(0.32)	$1.16

Diluted	$(0.62)	$0.33	$(0.32)	$1.15

Weighted average common shares outstanding:
Basic	45,138,446	45,066,654	45,115,059	45,054,425
Diluted	45,138,446	45,413,747	45,115,059	45,413,948
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands, except per share data)
(Unaudited)

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock in	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	Treasury	Interest	Total

Balance at December 31, 2007	45,114,119	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$—	$251,651

Stock-based compensation	78,250	—	2,772	371	—	—	—	—	3,143
Issuance of common stock under Employee Stock Purchase Plan	1,812	—	27	—	—	—	—	—	27
Stock Options exercised	31,700	—	177	—					177
Tax benefit from exercise of stock options	—	—	102	—	—	—	—	—	102
Noncontrolling interest resulting from business combinations	—	—	—	—	—	—	—	6,062	6,062
Comprehensive Income:
Net income (loss)	—	—	—	—	52,441	—	—	(5)	52,436
Foreign currency translation adjustments	—	—	—	—	—	(387)	—	—	(387)
Gain (loss) on derivative, net of tax effect	—	—	—	—	—	(780)	—	—	(780)

Comprehensive income									51,269

Balance at September 30, 2008	45,225,881	$46	$84,231	$(302)	$231,533	$(1,425)	$(7,709)	$6,057	$312,431

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock in	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	Treasury	Interest	Total

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902

Stock-based compensation	46,512	—	3,351	195	—	—	—	—	3,546
Issuance of common stock under Employee Stock Purchase Plan	27,275	—	167	—	—	—	—	—	167
Stock Options exercised	11,800	—	63	—	—	—	—	—	63
Tax benefit from exercise of stock options	—	—	18	—	—	—	—	—	18
Comprehensive Income:
Net income (loss)	—	—	—	—	(14,310)	—	—	(39)	(14,349)
Foreign currency translation adjustments	—	—	—	—	—	732	—	—	732
Gain (loss) on derivative, net of tax effect	—	—	—	—	—	2,476	—	—	2,476

Comprehensive income									(11,141)

Balance at September 30, 2009	45,312,743	$46	$88,806	$—	$201,536	$(8,206)	$(7,709)	$6,082	$280,555

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(14,349)	$52,436
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	2,842	3,164
Depreciation	28,977	28,193
Amortization of intangible assets	8,674	8,988
Amortization of deferred financing costs	972	936
Goodwill impairment	37,382	—
Impairment of long-lived assets	781	—
Stock-based compensation	3,564	3,143
Excess tax benefit related to stock options exercised	(18)	(102)
Deferred income taxes	(2,258)	6,498
Write-off of deferred financing costs	—	313
Other non-cash items, net	(54)	(401)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	11,237	1,900
Inventory	355	1,251
Prepaid expenses and other assets	3,675	(4,795)
Accounts payable and accrued expenses	(6,416)	(6,261)

Net cash provided by operating activities	75,364	95,263

Cash flows from investing activities
Capital expenditures	(5,852)	(6,359)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(2,023)	(18,216)
Restricted cash	—	(1,022)
Other	716	946

Net cash used in investing activities	(7,159)	(24,651)

Cash flows from financing activities
Proceeds from stock option exercises	63	177
Proceeds from issuance of common stock under Employee Stock Purchase Plan	116	27
Excess tax benefit related to stock options exercised	18	102
Proceeds from borrowings under debt agreements	—	—
Payments on long-term debt agreements and capital leases	(55,838)	(38,507)
Net (repayments) borrowings under revolving credit facility	—	(22,000)
Payment of loan fees	(44)	(726)

Net cash used in financing activities	(55,685)	(60,927)

Effect of foreign currency translation on cash balances	117	142

Net change in cash and cash equivalents	12,637	9,827
Cash and cash equivalents at beginning of period	46,542	24,802

Cash and cash equivalents at end of period	$59,179	$34,629

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$12,134	$26,611
Issuance of subordinated notes in connection with the acquisition of businesses	$246	$7,653
Gain (loss) on derivative, net of tax effect	$2,476	$(780)
Contribution from noncontrolling interest	$—	$6,062
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. All subsequent events have been evaluated through the date the interim Condensed Consolidated Financial Statements were issued. The operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2008 Annual Report on Form 10-K. The accounting policies used in preparing these interim Condensed Consolidated Financial Statements are the same as those described in the Company’s 2008 Annual Report on Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, which is further described in Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions”, ASC 820-10, formerly FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157, which is further described in Note 8, “Fair Value Measurements”, ASC 810-10-65, formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, ASC 815-10, formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, ASC 855, formerly SFAS No. 165, Subsequent Events, and ASC 105-10, formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which are further described in Note 14, “Recent Accounting Pronouncements.”
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

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
2. Stock-Based Compensation
The American Reprographics Company 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. The maximum amount of authorized shares under the Stock Plan will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the day preceding the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At September 30, 2009, 2,847,255 shares remain available for grant under the Stock Plan.
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
The number of shares of Company common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant, and the remaining 50% of the shares subject to an option vesting on the two-year anniversary of the date of grant. The new options will expire 10 years from the date of grant, unless earlier terminated. In accordance with ASC 718, formerly SFAS No. 123R (Revised 2004), Shared-Based Payment, the Company measured the new fair value of the repriced options and also revalued the original options as of the date of modification. The excess fair value of the repriced options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the repriced options is approximately $2.4 million of which $0.3 million and $0.4 million has been recognized in the interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009, respectively, with $2.0 million remaining to be recognized over the remaining service period of the repriced options.
The Company issued shares of restricted common stock at the prevailing market price in the amount of $50 or 7,752 shares, to each of the six independent members of its Board of Directors in April 2009. The shares of restricted stock granted to the independent board members will vest on the one-year anniversary of the grant date.
In February 2009, the Company granted stock options covering 37,326 shares of common stock to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock options vest ratably over a period of three years and expire 10 years after the date of grant. The fair value at the grant date for the options issued was $2.30. The fair value was estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions:

Assumptions used:

Risk free interest rate	2.0%
Expected volatility	37.0%
Expected dividend yield	0.0%
Expected term	6.0 years
The impact of stock-based compensation to the interim Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and 2008, before income taxes, was $1.4 million and $1.1 million, respectively.
The impact of stock-based compensation to the interim Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, before income taxes, was $3.6 million and $3.1 million, respectively.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
As of September 30, 2009, total unrecognized compensation cost related to unvested stock-based payments totaled $9.4 million and is expected to be recognized over a weighted-average period of 1.8 years.
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
In addition, under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was amended from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the further amended ESPP for the three and nine months ended September 30, 2009 was $6 and $18, respectively. During the nine months ended September 30, 2009, the Company issued 27,275 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $6.11 per share.
The ESPP was amended and restated on July 30, 2009 in order to allow for participation in the ESPP by employees of certain subsidiaries of the Company located in foreign jurisdictions.
4. Acquisitions
In the first nine months of 2009, the Company acquired one U.S. reprographics company and one Chinese reprographics company through a wholly-owned subsidiary of UNIS Document Solutions Co. Ltd., its business venture with Unisplendour Corporation Limited. Neither of these acquisitions, individually or in the aggregate, was material to the Company’s operations. The Company accounts for acquisitions using the acquisition method of accounting. The results of operations from these acquisitions are included in the Company’s Consolidated Statements of Operations from the respective acquisition date. The acquisitions’ combined revenue represents less than 1.0% of the Company’s total revenue.
5. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions completed during the first nine months of 2009, the Company has applied the provisions of ASC 805, using the acquisition method of accounting. However, acquisitions completed prior to 2009 were accounted for by applying the provisions SFAS No. 141, Business Combinations, (“SFAS 141”), pursuant to which the assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The Company assesses goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. The Company concluded that in the absence of the annual good impairment analysis, there were sufficient indicators to require the Company to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic recession and revised forecasted future earnings. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on the Company’s annual goodwill impairment assessment, the Company recorded a $37.4 million impairment as of September 30, 2009.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The results of the Company’s analysis indicated that 11 of the Company’s reporting units, nine in the United States, one in the United Kingdom and one in Canada, had a goodwill impairment as of September 30, 2009. Accordingly, the Company recorded a pretax, non-cash charge for the nine months ended September 30, 2009 to reduce the carrying value of goodwill by $37.4 million.
The Company determines the fair market value of the Company’s reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. The Company considered market information in assessing the reasonableness of the fair market value yielded under the income approach outlined above.
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the nine months ended September 30, 2009 will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from December 31, 2008 through September 30, 2009, are summarized as follows:

Goodwill

Balance at December 31, 2008	$366,513
Additions	1,283
Goodwill impairment	(37,382)
Translation adjustment	251

Balance at September 30, 2009	$330,665

The additions to goodwill include the excess purchase price over fair value of net assets acquired and certain earnout payments.
Long-lived assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value if available, or discounted cash flows, if not.
The operating segments of the Company are being negatively impacted by the drop in commercial and residential construction resulting from the current economic recession. As a result of this, the Company’s earnings outlook has declined and the Company recorded a goodwill impairment of $37.4 million as of September 30, 2009 (see the section entitled “Goodwill” above). Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its operating segments for impairment as of September 30, 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment, the Company determined that there was an impairment of long-lived assets for its operating segment in the United Kingdom. Accordingly, the Company recorded a pretax, non-cash charge for the nine months ended September 30, 2009 to reduce the carrying value of other intangible assets by $0.8 million.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at September 30, 2009 and December 31, 2008, which continue to be amortized:

	September 30, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,139	$36,829	$59,310	$96,574	$29,233	$67,341
Trade names and trademarks	20,294	2,886	17,408	20,359	2,126	18,233
Non-Compete Agreements	303	175	128	1,278	885	393

	$116,736	$39,890	$76,846	$118,211	$32,244	$85,967

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, and each of the next four fiscal years and thereafter are as follows:

2009	$2,690
2010	10,064
2011	9,115
2012	8,216
2013	7,317
Thereafter	39,444

$76,846

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
6. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
	2009	2008

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (5.9% and 5.4% weighted average interest rate, inclusive of interest rate swap, at September 30, 2009 and December 31, 2008, respectively); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	$245,782	$261,250

Various subordinated notes payable; weighted average 6.2% interest rate at September 30, 2009 and December 31, 2008; principal and interest payable monthly through June 2012	25,003	35,376

Various capital leases; weighted average 9.4% and 9.1% interest rate at September 30, 2009, and December 31, 2008, respectively; principal and interest payable monthly through February 2015	46,800	64,414

	317,585	361,040
Less current portion	(79,064)	(59,193)

	$238,521	$301,847

Credit and Guaranty Agreement
On December 6, 2007, the Company entered into a Credit and Guaranty Agreement (the “Credit Agreement”). The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility.
As of September 30, 2009, the Company was in compliance with the financial covenants in the Credit Agreement.
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
As of September 30, 2009, under the revolving credit facility, the Company was required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on the Company’s leverage ratio at the time. The Company may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit.
As of September 30, 2009, all material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long-Term Debt,” to the Company’s consolidated financial statements included in its 2008 Annual Report on Form 10-K. As of September 30, 2009, loans to the Company under the Credit Agreement bear interest, at the Company’s option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate is determined based upon the leverage ratio (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. During the continuation of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
On October 5, 2009, the Company entered into an amendment (the “Amended Credit Agreement”) to the Credit Agreement. See Note 13 “Subsequent Events” for information related to the Amended Credit Agreement.
Interest Rate Swap Transaction
On December 19, 2007, the Company entered into an interest rate swap transaction (the “Swap Transaction”) in order to hedge the floating interest rate risk on the Company’s long term variable rate debt. Under the terms of the Swap Transaction, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to the Company based on the three month LIBO rate. The notional amount of the Swap Transaction is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At September 30, 2009, the Swap Transaction had a negative fair value of $13.2 million of which $6.0 million was recorded in accrued expenses and $7.2 million was recorded in other long-term liabilities.
On October 2, 2009, the Company amended its Swap Transaction (the “Amended Swap Transaction”). See Note 13 “Subsequent Events” for information related to the Amended Swap Transaction.
7. Derivatives and Hedging Transactions
Effective for the first quarter of 2009, the Company adopted ASC 815-10, which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.
The Company enters into derivative instruments to manage its exposure to changes in interest rates. These instruments allow the Company to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. Such agreements are designated and accounted for under ASC 815, formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Derivative instruments are recorded at fair value as either assets or liabilities in the Consolidated Balance Sheets.
As of September 30, 2009 and December 31, 2008, the Company was party to a Swap Transaction, in which the Company exchanges its floating-rate payments for fixed-rate payments. Such agreement qualifies as a cash flow hedge under ASC 815. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. Over the next 12 months, the Company expects to reclassify $5,995 from AOCL to interest expense.
The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the Swap Transaction as of September 30, 2009 and December 31, 2008:

		Fair Value
	Balance Sheet	September 30,	December 31,
	Classification	2009	2008
Derivative designated as hedging instrument under ASC 815

Swap Transaction — current portion	Accrued expenses	$5,995	$5,953
Swap Transaction — long term portion	Other long-term liabilities	7,253	10,531

Total derivatives designated as hedging		$13,248	$16,484

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and nine months ended September 30, 2009, and 2008:

	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Derivative in ASC 815 Cash Flow Hedging Relationship

Swap Transaction	$452	$(1,244)	$4,196	$(1,241)
Tax effect	(163)	467	(1,720)	461

Swap Transaction, net of tax effect	$289	$(777)	$2,476	$(780)

The following table summarizes the effect of the Swap Transaction on the interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)				(ineffective portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(2,252)	$(908)	$(5,844)	$(1,860)	$(960)	$—	$(960)	$—
8. Fair Value Measurements
The Company adopted ASC 820, formerly SFAS No. 157, Fair Value Measurements, at the beginning of the 2008 fiscal year for all financial instruments valued on a recurring basis, at least annually. Additionally, beginning in the first quarter of 2009, in accordance with the provisions of ASC 820-10, the Company now applies ASC 820 to financial and nonfinancial assets and liabilities. ASC 820-10 delayed the effective date of ASC 820 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with ASC 820, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2009 and December 31, 2008. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)

	Level 2
	September 30,	December 31,
	2009	2008
Recurring Fair Value Measure

Swap Transaction	$13,248	$16,484
The Swap Transaction is valued at fair value based on dealer quotes using a discounted cash flow model and adjusted for counterparty risk, if any. This model reflects the contractual terms of the derivative instrument, including the period to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within Level 2 of the valuation hierarchy. The Company does not intend to terminate the Swap Transaction prior to its expiration date of December 6, 2012. See Note 13 “Subsequent Events” for information related to the Amended Swap Transaction.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash and cash equivalents: The carrying amounts reported in the Company’s Condensed Consolidated Balance Sheets for cash and cash equivalents approximate their fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amounts of the Company’s subordinated notes payable and capital leases reported in the Consolidated Balance Sheets approximate their fair value based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2009 for its term loan credit facility is $245.8 million. Using a discounted cash flow technique that incorporates a market yield curve with adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility to be $243.8 million at September 30, 2009. In determining the market interest yield curve, the Company considered its BB- corporate credit rating.
Interest rate hedge agreements: The fair value of the Swap Transaction is the amount at which it could be settled based on market rates at September 30, 2009.
9. Income Taxes
On a quarterly basis, the Company estimates what its effective tax rate will be for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate for the three and nine months ended September 30, 2009 was impacted by the goodwill impairment, long-lived asset impairment and the ineffective portion of the Swap Transaction taken in the three months ended September 30, 2009. The total impairment and the ineffective portion of the Swap Transaction of $39.1 million resulted in a tax benefit of $8.1 million, a 20.7% benefit. The effective tax rates for the three and nine months ended September 30, 2009 were negatively impacted by the fact that $17.5 million of the impairment charges related to stock basis goodwill, which is not tax deductible until the stock is disposed of and is treated as a permanent item for financial reporting purposes. Additionally, there was a one-time discrete item benefit of $1.4 million for the three and nine months ended September 30, 2008.
Barring discrete items, the effective income tax rate increased to 48.4% and 40.9% for the three and nine months ended September 30, 2009, respectively, from 38.0% for the three and nine months ended September 30, 2008. These increases are primarily due to a lower federal tax benefit in relation to the Company’s domestic production activities deduction in 2009 as allowed by Internal Revenue Code Section 199. The amount of deduction and related tax benefit is directly impacted by the Company’s expected federal taxable income for the fiscal year 2009, which has dropped significantly in light of the recent decrease in sales and the corresponding pretax income.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
10. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2009, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $3.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Uncertain Tax Position Liability. The Company has a $1.6 million contingent liability for uncertain tax positions as of September 30, 2009.
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
11. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments and changes in the fair value of the Swap Transaction, net of taxes, which qualifies for hedge accounting. The differences between net (loss) income and comprehensive (loss) income attributable to ARC for the three and nine months ended September 30, 2009 and 2008 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net (loss) income	$(28,192)	$15,062	$(14,349)	$52,436
Foreign currency translation adjustments	377	(196)	732	(387)
Gain (loss) on derivative, net of tax effect	289	(777)	2,476	(780)

Comprehensive (loss) income	(27,526)	14,089	(11,141)	51,269
Comprehensive loss attributable to the noncontrolling interest	(28)	(5)	(39)	(5)

Comprehensive (loss) income attributable to ARC	$(27,498)	$14,094	$(11,102)	$51,274

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
12. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 1.8 million and 1.7 million for the three and nine months ended September 30, 2009, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options totaling 1.5 million for the three and nine months ended September 30, 2008, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Basic and diluted earnings per share were calculated using the following common shares for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Weighted average common shares outstanding during the period — basic	45,138,446	45,066,654	45,115,059	45,054,425
Effect of dilutive stock options	—	347,093	—	359,523

Weighted average common shares outstanding during the period — diluted	45,138,446	45,413,747	45,115,059	45,413,948

13. Subsequent Events
On October 2, 2009, the Company amended its Swap Transaction. The Company entered into the Swap Transaction in order to hedge the floating interest rate risk on the Company’s variable rate debt. Under the terms of the initial Swap Transaction, the Company is required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty was required to make quarterly floating rate payments to the Company based on the three month LIBO rate. The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge the Company’s then existing variable interest rate debt under the Amended Credit Agreement.
On October 5, 2009 the Company entered into an Amended Credit Agreement to, among other things:
•	Add a new definition of “Creditable Excess Cash” and amend the definition of “Fixed Charge Coverage Ratio” to allow for an adjustment of Creditable Excess Cash;
•	Defer $36.1 million to the maturity date of December 6, 2012 in amortization payments that would have been due in 2011 to consenting lenders that have agreed to provide new Class B term loan commitments under the Amended Credit Agreement;
•	Increase the applicable rate by 200 basis points for initial term loans and 300 basis points for Class B term loans for purposes of calculating interest on loans outstanding under the Amended Credit Agreement;
•	Reduce the total revolving commitments under the Credit Agreement from $74.5 million to $49.5 million;
•	Provide for a $35.0 million prepayment to be applied on the business day following the effective date of the Amended Credit Agreement to reduce initial term loan installments due on March 31, 2010, June 30, 2010 and September 30, 2010 on a pro rata basis;

•	Amend the interest coverage ratio under the Credit Agreement as follows:
•	2.00:1.00 for quarter ending December 31, 2009

•	1.75:1.00 for quarters ending March 31, 2010 through September 30, 2010

•	2.00:1.00 for quarters ending December 31, 2010 through September 30, 2011

•	2.50:1.00 for quarter ending December 31, 2011

•	3.00:1.00 for quarters ending March 31, 2012 through maturity;

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
•	Amend the fixed charge coverage ratio under the Credit Agreement to be 1.00:1.00 for the fiscal quarter ending December 31, 2009 through maturity;

•	Amend the maximum leverage ratio under the Credit Agreement as follows:
•	3.25:1.00 for fiscal quarter ending December 31, 2009

•	3.50:1.00 for fiscal quarter ending March 31, 2010

•	3.85:1.00 for fiscal quarters ending June 30, 2010 through September 30, 2010

•	3.25:1.00 for fiscal quarter ending December 31, 2010

•	3.00:1.00 for fiscal quarters ending March 31, 2011 through maturity;
•	Amend the maximum senior secured leverage ratio under the Credit Agreement as follows:
•	3.00:1.00 for fiscal quarter ending December 31, 2009

•	3.25:1.00 for fiscal quarter ending March 31, 2010

•	3.65:1.00 for fiscal quarters ending June 30, 2010 through September 30, 2010

•	3.00:1.00 for fiscal quarters ending December 31, 2010 through March 31, 2011

•	2.50:1.00 for fiscal quarters ending June 30, 2011 through maturity.
In exchange for the terms set forth in the Amended Credit Agreement, the Company agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million). In addition, the Company agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended Credit Agreement an amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan commitment. The Company also paid customary arrangement and service fees in connection with the Amended Credit Agreement.
14. Recent Accounting Pronouncements
In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, (“ASU 2009-13”). This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 may have on its Consolidated Financial Statements.
In June 2009, the FASB issued ASC 105, formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which replaced former FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. ASC 105 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the codification carries an equal level of authority. ASC 105 is effective for interim and annual periods ending after September 15, 2009. The Company has disclosed codification citations in place of corresponding references to legacy accounting pronouncements.
In May 2009, the FASB issued ASC 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 effective June 30, 2009. See Note 1 “Description of Business and Basis of Presentation” for required disclosures.
In February 2008, the FASB issued ASC 820-10, which delays the effective date of ASC 820 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The initial adoption of ASC 820-10 did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
In April 2009, the FASB issued ASC 820-10-65, formerly FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. ASC 820-10-65 is effective for interim and annual reporting periods ending after June 15, 2009, applied prospectively; early adoption is permitted for periods ending after March 15, 2009. The adoption of ASC 820-10-65 did not have a material impact on the interim Condensed Consolidated Financial Statements.
In December 2007, the FASB issued ASC 805, which replaced former SFAS 141. ASC 805 establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 makes some significant changes to existing accounting practices for acquisitions. ASC 805 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The initial adoption of ASC 805, did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements. Potential future acquisitions may have a material impact on the Company’s results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued ASC 805-20, formerly FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. ASC 805-20, addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of ASC 805-20, did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements. Potential future acquisitions may have a material impact on the Company’s results of operations or cash flows. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued ASC 825-10-65, formerly FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends former APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. See Note 8 “Fair Value Measurements” for required disclosures.
In June 2008, the FASB issued ASC 260-10, formerly FSP Emerging Issues Task Force, (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260-10 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260-10 is effective for calendar-year companies beginning January 1, 2009. The adoption of ASC 260-10, did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements.
In April 2008, the FASB issued ASC 350-30, formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset, (“350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. ASC 350-30 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of ASC 350-30, did not have a material impact on the Company’s interim Condensed Consolidated Financial Statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
In March 2008, the FASB issued ASC 815-10. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under, ASC 815; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 became effective beginning with the first quarter of 2009. See Note 8 “Fair Value Measurements” for required disclosures.
In December 2007, the FASB issued ASC 810-10-65, which addresses the accounting and reporting framework for noncontrolling interests by a parent company. ASC 810-10-65 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. ASC 810-10-65 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s Consolidated Balance Sheets and below income tax expense in the Company’s Consolidated Statements of Operations. In addition, the provisions of ASC 810-10-65 require that minority interest be renamed noncontrolling interests and that a company present a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810-10-65, the Company has retrospectively applied the presentation to its prior year balances in the Company’s interim Condensed Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2008 Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the first and second quarters of 2009.
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
We deliver these services through our specialized technology, more than 800 sales and customer service employees interacting with our customers every day, and more than 5,700 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 160,000 customers throughout the country.
Our operating segments under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating segments and consolidate their service offerings for large regional or national customers through our central “Premier Accounts” department.
A significant component of our historical growth has been from acquisitions. In the first nine months of 2009, we paid $1.4 million in connection with one U.S. business acquisition and one Chinese business acquisition through UNIS Document Solutions Co. Ltd., (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”). In 2008, we acquired 13 businesses that consisted of “standalone acquisitions” and “branch/fold-in acquisitions” (refer to page 23 for an explanation of these terms) for $31.9 million. Each acquisition was accounted for using the acquisition method, and as such, our consolidated income statements reflect sales and expenses of acquired businesses only for post-acquisition periods. The timing and number of acquisitions depends on various factors including but not limited to market conditions, and availability of funding.
Acquisition activities have not been a meaningful part of our 2009 operations due to the potential risks inherent in a depressed economy. As the economy improves, it is our intention to resume acquisition activity as a substantial component of our growth strategy.
On August 1, 2008, we commenced operations of UDS, our business venture with Unisplendour. The purpose of UDS is to pair the digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, our Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively.
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within the first 12 months of operations.

Evaluating our Performance. In this report, we offer descriptions of how we manage and measure financial performance throughout the Company. Our comments in this report represent our best estimates of current business trends and future trends that we think may affect our business. Actual results may differ, perhaps materially, from what is presented in this report.
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
We identify operating segments based on the various business activities that earn revenue and incur expense, the operating results of which are reviewed by management. Based on the fact that our operating segments have similar products and services, class of customers, production process and performance objectives, our Company is deemed to operate as a single reportable business segment.
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
In addition to using these financial measures at the corporate level, we monitor some of them daily and operating segment by operating segment through use of our proprietary company intranet and reporting tools. Our corporate operations staff also conducts a monthly variance analysis on the income statement, balance sheet, and cash flows of each operating segment.
We believe our current customer segment mix is approximately 78% of revenues derived from the AEC industry, and 22% derived from non-AEC sources. We believe that non-AEC sources of revenue currently offer more attractive revenue opportunities in light of current credit and spending constraints being experienced by the AEC industry. Given our focus, we expect non-AEC revenues to continue to grow relative to our overall revenue in the future.
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
Based on our experience of completing more than 130 acquisitions since 1997, we believe that the reprographics industry is highly-fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. Although none of the individual acquisitions in the past three years has added a material percentage of sales to our overall business, in the aggregate they have fueled the bulk of our historical annual sales growth. Acquisition activities have not been a meaningful part of our 2009 operations due to the potential risks inherent in a depressed economy. As the economy improves, it is our intention to resume acquisition activity as a substantial component of our growth strategy.

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
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC industry accounted for 78% of our net sales for the period ended September 30, 2009, with the remaining 22% consisting of sales to non-AEC industries (based on a compilation of approximately 90% of revenues from our operating segments and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have a material adverse impact on our business, operating results and financial condition.
Non-GAAP Financial Measures. EBIT, EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating, investing or financing activities as a measure of our liquidity.
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $1.4 million and $1.1 million of stock based compensation expense, for the three months ended September 30, 2009 and 2008, respectively, and $3.6 million and $3.1 million of stock based compensation expense, for the nine months ended September 30, 2009 and 2008, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT, EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.

We use EBIT and EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level for U.S. operating segments. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating segment-level compensation and use EBITDA to measure performance for determining consolidated-level compensation. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.
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
We have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2009 and 2008 to reflect the exclusion of the goodwill impairment charge, long-lived assets impairment charge and the ineffective portion of the Swap Transaction. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2009 and 2008. We presented adjusted EBITDA in the three and nine months ended September 30, 2009 to exclude the non-cash goodwill and long-lived assets impairment total charges of $38.2 million as we believe this was a result of the current macroeconomic environment and not indicative of our operations. The exclusion of the goodwill and long-live assets impairment charges to arrive at adjusted EBITDA is consistent with the definition of adjusted EBITDA in the amendment (the “Amended Credit Agreement”) to the Credit Agreement, therefore we believe this information is useful to investors in assessing our ability to meet our debt covenants.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net (loss) income attributable to ARC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Cash flows provided by operating activities	$19,566	$33,778	$75,364	$95,263
Changes in operating assets and liabilities	704	1,086	(8,851)	7,905
Non-cash (expenses) income, including depreciation and amortization	(48,462)	(19,802)	(80,862)	(50,732)
Income tax (benefit) provision	(5,334)	7,041	3,520	29,877
Interest expense, net	6,428	6,180	18,060	19,885
Net loss attributable to the noncontrolling interest	28	5	39	5

EBIT	(27,070)	28,288	7,270	102,203
Depreciation and amortization	12,185	12,848	37,651	37,181

EBITDA	(14,885)	41,136	44,921	139,384
Interest expense, net	(6,428)	(6,180)	(18,060)	(19,885)
Income tax benefit (provision)	5,334	(7,041)	(3,520)	(29,877)
Depreciation and amortization	(12,185)	(12,848)	(37,651)	(37,181)

Net (loss) income attributable to ARC	$(28,164)	$15,067	$(14,310)	$52,441

The following is a reconciliation of net (loss) income attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Net (loss) income attributable to ARC	$(28,164)	$15,067	$(14,310)	$52,441
Interest expense, net	6,428	6,180	18,060	19,885
Income tax (benefit) provision	(5,334)	7,041	3,520	29,877

EBIT	(27,070)	28,288	7,270	102,203
Depreciation and amortization	12,185	12,848	37,651	37,181

EBITDA	(14,885)	41,136	44,921	139,384

Special items:
Goodwill impairment	37,382	—	37,382	—
Impairment of long-lived assets	781	—	781	—

Adjusted EBITDA	$23,278	$41,136	$83,084	$139,384

The following is a reconciliation of net (loss) income margin to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (1)	2009 (1)	2008
Net (loss) income margin	(23.6)%	8.6%	(3.7)%	9.6%
Interest expense, net	5.4	3.5	4.6	3.6
Income tax (benefit) provision	(4.5)	4.0	0.9	5.5

EBIT margin	(22.7)	16.2	1.9	18.7
Depreciation and amortization	10.2	7.4	9.7	6.8

EBITDA margin	(12.5)	23.6	11.5	25.5

Special items:
Goodwill impairment	31.3	—	9.6	—
Impairment of long-lived assets	0.7	—	0.2	—

Adjusted EBITDA margin	19.5%	23.6%	21.3%	25.5%

(1)	column does not foot due to rounding
The following is a reconciliation of net (loss) income attributable to ARC to unaudited adjusted net income attributable to ARC and earnings per share to adjusted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except share and per share data)

Net (loss) income attributable to ARC	$(28,164)	$15,067	$(14,310)	$52,441
Goodwill impairment	37,382	—	37,382	—
Impairment of long-lived assets	781	—	781	—
Ineffective portion of Swap Transaction	960		960
Income tax benefit	(8,041)	—	(8,041)	—

Unaudited adjusted net income attributable to ARC	$2,918	$15,067	$16,772	$52,441

Earnings per share attributable to ARC shareholders (actual):
Basic	$(0.62)	$0.33	$(0.32)	$1.16

Diluted	$(0.62)	$0.33	$(0.32)	$1.15

Weighted average common shares outstanding:
Basic	45,138,446	45,066,654	45,115,059	45,054,425
Diluted	45,138,446	45,413,747	45,115,059	45,413,948

Earnings per share attributable to ARC shareholders (adjusted):
Basic	$0.06	$0.33	$0.37	$1.16

Diluted	$0.06	$0.33	$0.37	$1.15

Weighted average common shares outstanding:
Basic	45,138,446	45,066,654	45,115,059	45,054,425
Diluted	45,352,608	45,413,747	45,229,386	45,413,948

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 (1)	2009	2008 (1)

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.5	59.9	63.5	58.2

Gross profit	34.5	40.1	36.5	41.8
Selling, general and administrative expenses	22.9	22.2	22.7	21.5
Amortization of intangibles	2.3	1.7	2.2	1.6
Goodwill impairment	31.3	—	9.6	—
Impairment of long-lived assets	0.7	—	0.2	—

(Loss) income from operations	(22.7)	16.2	1.8	18.6
Other income	—	—	—	(0.1)
Interest expense, net	5.4	3.5	4.6	3.6

Income before income tax (benefit) provision	(28.1)	12.7	(2.8)	15.0
Income tax (benefit) provision	(4.5)	4.0	0.9	5.5

Net (loss) income	(23.6)	8.6	(3.7)	9.6

Loss attributable to the noncontrolling interest	—	—	—	—

Net (loss) income attributable to ARC	(23.6)%	8.6%	(3.7)%	9.6%

(1)	column does not foot due to rounding
Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

	Three Months Ended				Nine Months Ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
	2009	2008 (1)	(In dollars)	(Percent)	2009	2008	(In dollars)	(Percent)
	(In millions)			(In millions)

Reprographics services	$82.0	$127.5	$(45.5)	-35.7%	$274.7	$409.2	$(134.5)	-32.9%
Facilities management	23.4	31.0	(7.6)	-24.5	75.2	91.7	(16.5)	-18.0%
Equipment and supplies sales	14.0	16.2	(2.2)	-13.6	40.1	46.1	(6.0)	-13.0%

Total net sales	$119.4	$174.6	$(55.2)	-31.6%	390.0	547.0	(157.0)	-28.7%

Gross profit	$41.1	$70.0	$(28.9)	-41.3%	$142.3	$228.7	$(86.4)	-37.8%
Selling, general and administrative expenses	27.3	38.8	(11.5)	-29.6	88.3	117.8	(29.5)	-25.0%
Amortization of intangibles	2.8	3.0	(0.2)	-6.7	8.7	9.0	(0.3)	-3.3%
Goodwill impairment	37.4	—	37.4	100.0	37.4	—	37.4	100.0%
Impairment of long-lived assets	0.8	—	0.8	100.0	0.8	—	0.8	100.0%
Interest expense, net	6.4	6.2	0.2	3.2	18.1	19.9	(1.8)	-9.0%
Income tax (benefit) provision	(5.3)	7.0	(12.3)	-175.7	3.5	29.9	(26.4)	-88.3%
Net (loss) income attributable to ARC	(28.2)	15.1	(43.3)	-286.8	(14.3)	52.4	(66.7)	-127.3%
EBITDA	(14.9)	41.1	(56.0)	-136.3	44.9	139.4	(94.5)	-67.8%

(1)	column does not foot due to rounding

Net Sales
Net sales decreased by 31.6% for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Net sales decreased by 28.7% for the nine months ended September 30, 2009, compared to the same period in 2008.
In the three and nine months ended September 30, 2009, the decrease in net sales was primarily due to overall weakness in the national economy, and a significant slow down in the construction market and AEC industry. In the three and nine months ended September 30, 2009, sales were favorably impacted by sales growth of approximately 1% and 3%, respectively, from our standalone acquisitions completed since 2008.
Reprographics services. Net sales during the three months ended September 30, 2009 decreased by $45.5 million or 35.7%, compared to the three months ended September 30, 2008. Net sales during the nine months ended September 30, 2009 decreased by $134.5 million or 32.9% compared to the same period in 2008.
Overall reprographics services sales nationwide were negatively affected by the recession in the national economy and slow down in the construction market and AEC industry. The revenue category that was most impacted was large format black and white printing, as this revenue category is more closely tied to non-residential and residential construction. Large format black and white printing revenues represented approximately 40% of reprographics services for the three and nine months ended September 30, 2009; large format black and white printing revenues decreased by approximately 40% for the three and nine months ended September 30, 2009.
While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales, presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, but also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, digital service revenue was also negatively impacted by current market conditions. During the three and nine months ended September 30, 2009, digital service revenue decreased by $4.0 million or 28.4% and $8.8 million or 20.9%, respectively, over the same periods in 2008, but as a percentage of our overall sales it increased to 8.6% from 8.2% for the three months ended September 30, 2009 and 2008, respectively, and to 8.5% from 7.7% for the nine months ended September 30, 2009 and 2008, respectively.
Facilities management. On-site, or FM, sales for the three and nine months ended September 30, 2009, compared to the same periods in 2008, decreased by $7.6 million or 24.5% and $16.5 million or 18.0%, respectively. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong, as evidenced by a net increase of approximately 150 facilities management accounts during the nine months ended September 30, 2009, bringing our total FM accounts to approximately 5,750 as of September 30, 2009. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of prints at FM locations significantly declined due to the current economic conditions described above.
Equipment and supplies sales. During the three months ended September 30, 2009, our equipment and supplies sales decreased by $2.2 million, or 13.6% as compared to the same period in 2008. In the nine months ended September 30, 2009, equipment and supplies sales decreased by $6.0 million or 13.0%, as compared to the same period in 2008. During the three and nine months ended September 30, 2009, the decrease in equipment and supplies sales was due primarily to current economic conditions and our focus on FM sales. This trend was partially offset by the operations of UDS, which commenced operations during the third quarter of 2008 and the operations of Shanghai UNIS Document Printing Co., Ltd., a wholly-owned subsidiary of UDS which acquired the assets of Shanghai Light Business Machines Co., Ltd. in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment in which the equipment is operated “in-house.” Chinese operations had sales of equipment and supplies of $3.6 million and $9.0 million during the three and nine months ended September 30, 2009, respectively. In the U.S., facilities management sales programs have made steady progress as compared to outright sales of equipment and supplies through conversion of such sales contracts to on-site service accounts. Excluding the impact of acquisitions and continuing equipment and supplies sales in China, we do not anticipate growth in equipment and supplies sales in the U.S., as we are placing more focus on facilities management sales programs.

Gross Profit
Our gross profit and gross profit margin was $41.1 million or 34.5% during the three months ended September 30, 2009, compared to $70.0 million or 40.1% during the same period in 2008, on a sales decline of $55.2 million.
During the nine month period ended September 30, 2009, gross profit and gross margin decreased to $142.3 million or 36.5% compared to $228.7 million or 41.8% during the same period in 2008, on sales decline of $157.0 million.
The primary driver of the decrease in gross margins was the absorption of overhead resulting from the decrease in sales. Overhead as a percentage of sales was 470 and 450 basis points higher in the three and nine months ended September 30, 2009, respectively, as compared to the same period in 2008, of which depreciation and facility rental were the primary components and accounted for 340 basis points. The decrease in margins was also attributable to an increase in material costs as a percentage of sales of 190 and 150 basis points for the three and nine months ended September 30, 2009, respectively. This was primarily due to an increase in lower margin equipment and supplies sales as a percentage of total sales. Specifically, lower margin equipment and supplies sales comprised 11.7% and 10.3% of total sales for the three and nine months ended September 30, 2009, respectively, compared to 9.3% and 8.4% for the same periods in 2008. The decrease in margins was partially offset by a favorable decrease as a percentage of sales of direct labor of 90 and 70 basis points for the three and nine months ended September 30 2009, respectively, that was driven by cost cutting initiatives that were implemented in 2009 in response to lower sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $11.5 million or 29.6% during the three months ended September 30, 2009 over the same period in 2008.
Selling, general and administrative expenses decreased by $29.5 million or 25.0% during the nine months ended September 30, 2009 over the same period in 2008.
The decrease is primarily due to the decline in sales and the implementation of cost reduction programs initiated in response to the decline in sales. Specifically, sales personnel compensation decreased by $2.9 million and $8.1 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008, and general and administrative compensation decreased by $4.5 million and $12.6 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008. The decrease in sales compensation, which includes commissions, is primarily attributed to the decline in sales volume explained above, and the decrease in general and administrative expense is primarily due to staff reductions and bonus performance targets not being met. The cost reduction programs have also resulted in a decrease in professional fees, consulting fees, advertising, and travel expenses. These expenses have decreased by approximately $1.4 million and $4.0 million for the three and nine months ended September 30, 2009, respectively, compared to the same periods in 2008.
Selling, general and administrative expenses as a percentage of net sales increased from 22.2% in the third quarter of 2008 to 22.9% in the third quarter of 2009 and from 21.5% in the nine months ended September 30, 2008 to 22.7% in the same period in 2009 primarily due to the significant decline in sales resulting in unabsorbed administrative costs.
On April 22, 2009, we commenced a stock option exchange program to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, we issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of our common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than our board members, were eligible to participate in the program. The number of shares of our common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant, and the remaining 50% of the shares subject to an option vesting on the second anniversary of the date of grant. The total incremental cost of the repriced options is approximately $2.4 million of which $0.3 million and $0.4 million has been recognized in our interim Condensed Statements of Operations for the three and nine months ended September 30, 2009. For further information see Note 2, “Stock-based Compensation” to our interim Condensed Consolidated Financial Statements.

Amortization of Intangibles
Amortization of intangibles of $2.8 million and $8.7 million for the three and nine months ended September 30, 2009 remained consistent with the amount in the same periods in prior year due to the fact that acquisition activity and the size of acquisitions decreased significantly since September 30, 2008. In 2009, we have only completed two acquisitions, as compared to 13 in 2008 and 19 in 2007.
Goodwill Impairment
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. We concluded that, in the absence of the annual goodwill impairment test, there were sufficient indicators to require us to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic recession and revised forecasted future earnings. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on our annual goodwill impairment assessment, we recorded a $37.4 million impairment as of September 30, 2009.
Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in Step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The results of our analysis indicated that 11 of our reporting units, nine in the United States, one in the United Kingdom and one in Canada, had a goodwill impairment as of September 30, 2009. Accordingly, we recorded a pretax, non-cash charge for the nine months ended September 30, 2009 to reduce the carrying value of goodwill by $37.4 million.
We determined the fair market value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We considered market information in assessing the reasonableness of the fair market value under the income approach outlined above.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the nine months ended September 30, 2009 will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment test is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
Impairment of Long-Lived Assets
We periodically assess potential impairments of long-lived assets in accordance with the provisions of ASC 360, formerly SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we considered include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value, if available, or discounted cash flows, if not.

Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic recession. Before assessing our goodwill for impairment, we evaluated, as described above, the long-lived assets of our operating segments for impairment as of September 30, 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment, we determined that there was an impairment of long-lived assets of our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge as of September 30, 2009 to reduce the carrying value of other intangible assets by $0.8 million.
Other Income
Other income of $0.3 million for the nine months ended September 30, 2008 was primarily related to the sale of the Auto Desk sales department of our Imaging Technologies Services operating segment. In 2009, we have not sold any departments, hence the decrease in other income.
Interest Expense, Net
Net interest expense decreased $1.8 million during the nine months ended September 30, 2009, compared to the same period in 2008. The decrease is primarily due to our reduction of our principal balances of bank debt, capital leases and seller notes payable. Our total debt has decreased by over $43.0 million in 2009. Our interest expense for the three and nine months ended September 30, 2009 includes a $1.0 million expense due to the ineffective portion of our interest rate swap (“Swap Transaction”).
Income Taxes
Our effective income tax rate for the three and nine months ended September 30, 2009 was impacted by the goodwill impairment, long-lived asset impairment and the ineffective portion of the Swap Transaction in the three months ended September 30, 2009. The impairment and ineffective portion of the Swap Transaction of $39.1 million resulted in a tax benefit of $8.1 million, a 20.7% benefit. Our effective tax rates for the three and nine months ended September 30, 2009 were negatively impacted by the fact that $17.5 million of the impairment charges related to stock basis goodwill, which is not tax deductible until the stock is disposed of and is treated as a permanent item for financial reporting purposes. Additionally, there was a one-time discrete item benefit of $1.4 million in the three and nine months ended September 30, 2008.
Barring discrete items, our effective income tax rate increased to 48.4% and 40.9% for the three and nine months ended September 30, 2009, respectively, from 38.0% for the three and nine months ended September 30, 2008. These increases are primarily due to a lower federal tax benefit in relation to our domestic production activities deduction in 2009 as allowed by Internal Revenue Code Section 199. The amount of deduction and related tax benefit is directly impacted by our expected federal taxable income for the fiscal year 2009, which has dropped significantly in light of the recent decrease in sales and the corresponding pretax income.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the loss of attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $28.2 million and $14.3 million during the three and nine months ended September 30, 2009, compared to net income of $15.1 million and $52.4 million in the same periods in 2008. The decrease is primarily due to the $37.4 million goodwill impairment charge described above, decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses described above.
EBITDA
EBITDA margin was (12.5)% and 11.5% during the three and nine months ended September 30, 2009, respectively, compared to 23.6% and 25.5%, during the same periods in 2008. EBITDA margin for the three and nine months ended September 30, 2009 compared to the same periods in 2008 was negatively impacted primarily due to the goodwill impairment charge, the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales described above. Excluding the impact of the non-cash $37.4 million goodwill impairment and $0.8 million long-lived assets impairment charges, our adjusted EBITDA margin was 19.5% and 21.3% for the three and nine months ended September 30, 2009, respectively.

Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper and fuel charges typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been from operations and borrowings under our Credit and Guaranty Agreement (the “Credit Agreement”). Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands)

Net cash provided by operating activities	$75,364	$95,263

Net cash used in investing activities	$(7,159)	$(24,651)

Net cash used in financing activities	$(55,685)	$(60,927)

Operating Activities
Our cash flows from operations are primarily driven by sales and net profit generated from these sales. The overall decrease in cash flows from operations in 2009 was due to the decline in sales and corresponding EBITDA. Our strong cash flows from operations in 2009 despite the decrease in profitability was partially due to our improved accounts receivable collection efforts and the utilization of $1.9 million of prepaid taxes. As evidence of our improved collection efforts, our days sales outstanding decreased to 48 days as of September 30, 2009, as compared to 50 days as of September 30, 2008. With the downturn in the general economy, we will continue to focus on our accounts receivable collections. If the recent negative sales trends continue throughout 2009 and 2010, this will significantly impact our cash flows from operations in the future.
Investing Activities
Net cash used in investing activities of $7.2 million for the nine months ended September 30, 2009, primarily relates to capital expenditures of $5.9 million at all of our operating segments. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $2.0 million during the nine months ended September 30, 2009, compared to $18.2 million for the same period in 2008. The decrease is due to the significant decrease in acquisition activity in 2009 that we expect to continue in the near future and fewer earnout payments made in 2009. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $55.7 million used in financing activities during the nine months ended September 30, 2009, primarily relates to scheduled payments of $45.1 million under the Amended Credit Agreement and capital leases and approximately $11.0 million in early pay down of capital lease obligations.
Our cash position, working capital, and debt obligations as of September 30, 2009, and December 31, 2008 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Cash and cash equivalents	$59,179	$46,542
Working capital	13,442	29,798

Borrowings from senior secured credit facilities	$245,782	$261,250
Other debt obligations	71,803	99,790

Total debt obligations	$317,585	$361,040

The decrease of $16.4 million in working capital in 2009 was primarily due a $25.8 million net increase in the short-term portion of our Amended Credit Agreement and a $13.5 million reduction in accounts receivable, partially offset by an increase in cash of $12.6 million generated from our operations and a $5.9 million decrease in the current portion of capital leases. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $59.2 million and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of September 30, 2009, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our Amended Credit Agreement.
We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential construction spending of the AEC industry, which have adversely affected our operating results. The current diminished liquidity and credit availability in financial markets and the general economic recession may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, and could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic recession and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Based on our 2009 and 2010 projected revenue, we have been implementing operational plans that we believe will enable us to achieve EBITDA and the related operating expenses at such levels that will allow us to remain in compliance with the financial covenants under our Amended Credit Agreement. However, our ability to further reduce expenses becomes more challenging as sales decline. As of September 30, 2009, we were in compliance with the financial covenants in our Amended Credit Agreement and we expect to be in compliance through the term of the agreement. However due to uncertainties described, above, it is possible that a default under certain financial covenants may occur in the future. We believe that further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for the remainder of 2009 and 2010 are lower than our current projections and/or we do not successfully implement cost reduction plans, we could be at risk of default under the financial covenants under our Amended Credit Agreement during 2009 and 2010. Our ability to maintain compliance under the financial covenants under our Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2009 and 2010. If we default on the covenants under the Amended Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on our business, financial condition and liquidity. Because our Amended Credit Agreement contains cross-default provisions, triggering a default provision under our Amended Credit Agreement may require us to repay all debt outstanding under the credit facilities, including any amounts outstanding under our revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict our ability to draw additional funds under the revolving credit facility. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, we may be required to agree to other changes in our Amended Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for such waiver. If we are not able to comply with revised terms and conditions under our Amended Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all, which would have a material adverse effect on our business and financial condition.

During December 2007, we repurchased 447,654 shares for $7.7 million which were funded through cash flows from operations. During 2008 and the first nine months of 2009, we did not repurchase any common stock. Our Amended Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15.0 million in aggregate over the term of the facility. As of September 30, 2009, we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with our credit facility.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment. We expect that the decreased level of acquisition activity during the first three quarters of 2009 will continue in the near future.
Debt Obligations
Senior Secured Credit Facilities. On December 6, 2007, we entered into our Credit Agreement. The Credit Agreement provides for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility.
As of September 30, 2009, we were in compliance with the financial covenants in our Credit Agreement. Refer to our discussion above regarding our projected compliance with 2009 and 2010 debt covenants.
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
As of September 30, 2009, under the revolving facility under our Credit Agreement, we were required to pay a fee, on a quarterly basis, for the total unused commitment amount under the Credit Agreement. This fee ranges from 0.30% to 0.50% based on our leverage ratio at the time. We may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit.
On October 5, 2009 we entered into our Amended Credit Agreement to, among other things:
•	Add a new definition of “Creditable Excess Cash” and amend the definition of “Fixed Charge Coverage Ratio” to allow for an adjustment of Creditable Excess Cash;
•	Defer to December 6, 2012 the $36.1 million in amortization payments that would have been due in 2011 to consenting lenders that have agreed to provide new Class B term loan commitments under the Amended Credit Agreement;
•	Increase the applicable rate by 200 basis points for initial term loans and 300 basis points for Class B term loans for purposes of calculating interest on loans outstanding under the Amended Credit Agreement;
•	Reduce the total revolving commitments under the Credit Agreement from $74.5 million to $49.5 million;
•	Provide for a $35.0 million prepayment to be applied on the business day following the effective date of the Amended Credit Agreement to reduce initial term loan installments due on March 31, 2010, June 30, 2010 and September 30, 2010 on a pro rata basis;

•	Amend the interest coverage ratio under the Credit Agreement as follows:
•	2.00:1.00 for fiscal quarter ending December 31, 2009

•	1.75:1.00 for quarters ending March 31, 2010 through September 30, 2010

•	2.00:1.00 for quarters ending December 31, 2010 through September 30, 2011

•	2.50:1.00 for quarter ending December 31, 2011

•	3.00:1.00 for quarters ending March 31, 2012 through maturity;
•	Amend the fixed charge coverage ratio under the Credit Agreement to be 1.00:1.00 for the fiscal quarter ending December 31, 2009 through maturity;

•	Amend the maximum leverage ratio under the Credit Agreement as follows:
•	3.25:1.00 for fiscal quarter ending December 31, 2009

•	3.50:1.00 for fiscal quarter ending March 31, 2010

•	3.85:1.00 for fiscal quarters ending June 30, 2010 through September 30, 2010

•	3.25:1.00 for fiscal quarter ending December 31, 2010

•	3.00:1.00 for fiscal quarters ending March 31, 2011 through maturity;
•	Amend the maximum senior secured leverage ratio under the Credit Agreement as follows:
•	3.00:1.00 for fiscal quarter ending December 31, 2009

•	3.25:1.00 for fiscal quarter ending March 31, 2010

•	3.65:1.00 for fiscal quarters ending June 30, 2010 through September 30, 2010

•	3.00:1.00 for fiscal quarters ending December 31, 2010 through March 31, 2011

•	2.50:1.00 for fiscal quarters ending June 30, 2011 through maturity.
The Amended Credit Agreement allows us to borrow incremental term loans to the extent our senior secured leverage ratio (as defined in the Amended Credit Agreement) remains below 2.50:1.00.
In exchange for the terms set forth in the Amended Credit Agreement, we agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million). In addition, we agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended Credit Agreement an amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan amount. We also paid customary arrangement and service fees in connection with the Amended Credit Agreement.
Term loans under the Amended Credit Agreement are amortized over the term with the final payment due on December 6, 2012. Amounts borrowed under the revolving credit facility under the Amended Credit Agreement must be repaid by December 6, 2012. Outstanding obligations under the Amended Credit Agreement may be prepaid in whole or in part without premium or penalty.
On December 19, 2007, we entered into the Swap Transaction in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the Swap Transaction is scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At September 30, 2009, the Swap Transaction had a negative fair value of $13.2 million of which $6.0 million was recorded in accrued expenses and $7.2 million was recorded in other long-term liabilities.
On October 2, 2009, we amended our Swap Transaction (the “Amended Swap Transaction”) to reduce our initial notional amount from $271.6 million to $210.8 million to hedge our then existing variable interest rate debt.
Capital Leases. As of September 30, 2009, we had $46.8 million of capital lease obligations outstanding, with a weighted average interest rate of 9.4% and maturities between 2009 and 2015.
Seller Notes. As of September 30, 2009, we had $25.0 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2009 and 2012. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements
As of September 30, 2009 and December 31, 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We are subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2009, we have potential future earnout obligations for acquisitions consummated before the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, in the total amount of approximately $3.5 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Uncertain Tax Position Liability. We have a $1.6 million contingent liability for uncertain tax positions as of September 30, 2009.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our December 31, 2008 Annual Report on Form 10-K. We do not believe that the two acquisitions completed in 2009 or new accounting standards implemented during 2009 have changed our critical accounting policies, except for the adoption of ASC 805, which is further described in Note 5, “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements, ASC 820-10, formerly FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 , which is further described in Note 8, “Fair Value Measurements” to our interim Condensed Consolidated Financial Statements, ASC 810-10-65, formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 , and ASC 815-10, formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No.133, ASC 855, formerly SFAS No. 165, Subsequent Events, and ASC 105-10, formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which are further described in Note 14, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements
See Note 14, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing.
On December 19, 2007, we entered into the Swap Transaction in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we are required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty is obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The Swap Transaction was amended on October 2, 2009 in order to reduce the notional amount of Swap Transaction, as described above, and is scheduled to decline over the term of the term loan facility consistent with the original and amended scheduled principal payments.
The Swap Transaction has a termination date of December 6, 2012. At September 30, 2009, the Swap Transaction had a negative fair value of $13.2 million of which $6.0 million was recorded in accrued expenses and $7.2 million was recorded in other long-term liabilities.
As of September 30, 2009, we had $317.6 million of total debt and capital lease obligations, of which $35.0 million bore interest at prime rate and is subject to variability. This debt was paid off on October 5, 2009 in conjunction with the amendment of our credit agreement. See “Debt Obligations” above for further information.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2009, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no significant changes to internal control over financial reporting during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. The Company has identified the following risk factors to supplement the risks and uncertainties set forth in our 2008 Annual Report on Form 10-K:
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
Although we have adjusted certain financial ratio covenants in our credit agreement, we may not be able to comply with the adjusted covenants in the future.
On October 5, 2009, we entered into the Amended Credit Agreement. Pursuant to the Amended Credit Agreement, our Credit Agreement was amended to, among other things, adjust certain financial ratio covenants in the Credit Agreement. Our ability to meet the adjusted financial covenants under the Amendment Credit Agreement may be affected by a number of events, including events beyond our control, and we may not be able to continue to meet those ratios in the future. There can be no assurance that we will be able to comply in the future with the financial ratio covenants, as adjusted pursuant to the Amended Credit Agreement. If we fail to comply with the financial covenants under the Amended Credit Agreement, we would be in default which could have a material adverse effect on our business operations and our financial condition.

Item 6. Exhibits

Exhibit Number	Description

10.1*†	American Reprographics Company 2005 Employee Stock Purchase Plan, amended and restated as of July 30, 2009.

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

Date: November 9, 2009
AMERICAN REPROGRAPHICS COMPANY
	By:	/s/ Kumarakulasingam Suriyakumar
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

	By:	/s/ Jonathan R. Mather
Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1*†	American Reprographics Company 2005 Employee Stock Purchase Plan, amended and restated as of July 30, 2009.

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