Form 10-K
period 2009-12-31
American Reprographics CO
filed 2010-02-26
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of $8.32 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $303,848,080.
As of February 23, 2010, there were 45,664,999 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be held on April 29, 2010 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

AMERICAN REPROGRAPHICS COMPANY
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2009

AMERICAN REPROGRAPHICS COMPANY
2009 ANNUAL REPORT ON FORM 10-K
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
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC American Reprographics Company ®,” “PlanWell ®,” “PlanWell PDS ®,” “PlanWell Enterprise SM,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with the operation of our segments. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1.	Business
Our Company
We are the leading reprographics company in the United States. Reprographics companies generally provide business-to-business document-related services that typically include document management, document distribution and logistics, and print-on-demand. Unlike most reprographics companies, however, we develop technology applications to support and enhance our services. Specifically, our technology increases the productivity of document managers and other reprographers, streamlines document workflows, and makes it easier for other software to interact with our services and hosted data. For many of our customers, we offer our services on-site in our customers’ offices. We typically refer to this service line as “facilities management” or “FM’s.”
Our primary market is the architectural, engineering and construction industry, or AEC industry. We also provide services and technology to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality.
We conduct our business through hundreds of locally-branded reprographics service centers, and in thousands of our customers’ offices. We also sell reprographics equipment and supplies to complement our service offerings.
Our services are critical to our customers because they shorten their document processing and distribution time, improve the quality of their document management tasks, and provide a secure, controlled environment in which to manage, distribute and produce their documents.
In support of our strategy to create technology standards in the reprographics industry, we license several of our reprographics technology products, including our flagship internet-based application, PlanWell, to independent reprographers.
As of December 31, 2009, we operated 272 reprographics service centers, including 259 service centers in 208 cities in 38 states throughout the United States and the District of Columbia, seven reprographics service centers in Canada, one in United Kingdom and a business venture company in China with five locations. Our reprographics service centers are located in close proximity to the majority of our customers and we offer pickup and delivery services within a 15 to 30 mile radius of our main locations. These service centers are digitally connected as a cohesive network, allowing us to provide our services both locally and nationally. We service approximately 138,000 active customers and employ approximately 3,500 people, including a sales and customer service staff of approximately 550 employees. In terms of revenue, number of service facilities and number of customers, we believe we are the largest company in our industry, operating in at least ten times as many cities and with more than nine times the number of service facilities as our next largest competitor.
We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and performance objectives, the Company is deemed to operate as a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.
While we began operations in California and currently derive approximately 33% of our net sales from operations in that state, our company has grown and our market share has increased through more than 140 acquisitions of local reprographics and related companies with well-recognized local brand names and, in most cases, more than 25 years of operating history. Our preferred practice is to maintain the senior management of companies we acquire.
Our main office is located at 1981 N. Broadway, Suite 385, Walnut Creek, California, 94596, and our telephone number at that location is (925) 949-5100.
Available Information
We file annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room at 100 F Street, N.E, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy statements and other information that issuers file electronically with the SEC. The SEC’s internet site is www.sec.gov.

Our internet address is www.e-arc.com. You can access our Investor Relations webpage through our website, www.e-arc.com, by clicking on the “Investor Relations” link at the top of the page. We make available free of charge, through our Investor Relations webpage, our proxy statements, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater stockholders and others under Section 16 of the Exchange Act. The reference to our website does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a printed copy of these documents, excluding exhibits, at no cost, by contacting our Investor Relations department by telephone at 925-949-5100 or in writing to 1981 North Broadway, Suite 385, Walnut Creek, California 94596, Attention: David Stickney, Vice President of Corporate Communications.
Corporate Background and Reorganization
Our predecessor, Ford Graphics, a sole proprietorship, was founded in Los Angeles, California in 1960. In 1967, that sole proprietorship was dissolved and a new corporate structure was established under the name Micro Device, Inc., which continued to provide reprographics services under the name Ford Graphics. In 1989, certain current and former members of our senior management purchased Micro Device, Inc., and in November 1997 our company was recapitalized as a California limited liability company, with management retaining a 50% ownership position and the remainder owned by outside investors.
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
Acquisitions
In addition to growing the business organically, we have pursued acquisitions to expand and complement our existing service offerings and to expand our geographic locations where we believe we could be a market leader. Since 1997, we have acquired more than 140 companies. Our recent acquisitions include two reprographics companies and one Chinese reprographics company for an aggregate purchase price of $2.9 million in 2009, and 13 reprographics companies acquired in 2008 for an aggregate purchase price of $31.9 million.
On August 1, 2008, we commenced operations of UNIS Document Solutions Co., Ltd. (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour” or “UNIS”). The purpose of UDS is to pair the digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, our Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively.
While our interest in acquisitions remains high, we have abstained from purchasing reprographics companies during the current economic recession until business valuations have stabilized. Our intent is to resume our acquisition program once an economic improvement in our industry is evident.
Industry Overview
According to the International Reprographics Association, or IRgA, which is the only third-party organization with research statistics on the reprographics industry in the United States, the reprographics industry in the United States is approximately $4.5 billion in size. The IRgA indicates that the reprographics industry is highly fragmented, consisting of approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. Since construction documents are the primary medium of communication for the AEC industry, demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry which, in turn, is driven by macroeconomic trends such as gross domestic product, or GDP, growth, interest rates, job creation, office vacancy rates, and tax revenues. According to FMI Corporation, or FMI, a consulting firm to the construction industry, construction industry spending “put in place” in the United States for 2009 was estimated at $935.0 billion, with expenditures divided between residential construction at 27.6% and commercial and public, or non-residential, construction at 72.4%. The $4.5 billion reprographics industry is approximately 0.5% of the $935.0 billion construction industry in the United States.
Reprographics customers in the AEC market are comprised of many companies in a wide variety of trades and service categories. One construction project may involve hundreds of construction services providers, each of whom is typically invoiced by the reprographer for their use of documents and document management services. While these individual providers are responsible for paying their reprographer for services rendered, reprographics invoices are typically passed through to their customers for reimbursement. It is rare when reprographics companies bill a project or project owner directly. It is this common industry practice that contributes to market fragmentation, and makes it difficult to segment service revenues based on type of construction, project type and project sector (public or private).

Market opportunities for business-to-business document management services such as ours continue to expand into non-AEC industries. For example, non-AEC customers are increasingly using large and small format color imaging for point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials as these services have become more efficient and available on a short-run, on-demand basis through digital technology. As a result, we believe that our addressable market is substantially larger than the core AEC reprographics market. We believe that the growth of non-AEC industries is generally tied to growth in the United States GDP, which is estimated to have increased 5.7% in 2009’s fourth quarter versus the third, on an annualized basis
Our Competitive Strengths
We believe that our competitive strengths include the following:
•	Leading Market Position in Fragmented Industry. Our size and national footprint provide us with significant purchasing power, economies of scale, the ability to invest in industry-leading technologies, and the resources to service large, national customers.

•	Leader in Technology and Innovation. We believe several of our technology products are well positioned to become industry standards for managing and procuring reprographics services within the AEC industry, as well as managing reprographics businesses themselves. We have developed other proprietary software applications that complement these applications, which enabled us to improve the efficiency of our services, add services, and increase our revenue.

•	Extensive National Footprint with Regional Expertise. Our national network of service centers maintains local customer relationships while benefiting from centralized corporate functions and national scale. Our service facilities are organized as hub and satellite structures within individual markets, allowing us to balance production capacity and minimize capital expenditures through technology-sharing and the consolidation of administrative and accounting functions among our service centers within each market or region. In addition, we serve our national and regional customers under a single contract through our Global Services (formerly Premier Accounts) program, while offering centralized access to project specific services, billing, and tracking information.

•	Flexible Operating Model. Information from our local businesses heavily influence our decision making for marketing, pricing, and selling practices. It allows us to remain responsive to our customers while benefiting from the cost structure advantages of our centralized administrative functions. Our flexible operating model also allows us to capitalize on any business environment, quickly scaling up or down as needed within a given marketplace.

•	Consistent, Strong Cash Flow. Through management of our inventory and receivables and our low capital expenditure requirements, we have consistently generated strong cash flows from operations in a variety of industry and economic conditions.

•	Low Cost Operator. We believe we are one of the lowest cost operators in the reprographics industry. We have achieved this status by minimizing branch level expenses and capitalizing on our significant scale for purchasing efficiencies.

•	Experienced Management Team and Highly Trained Workforce. Members of our executive and divisional senior management teams have an average of more than 20 years of industry experience. It is also our preferred practice to maintain the senior management of the companies we acquire.
Our Services
Reprographics services typically encompass business-to-business services including document management, document distribution and logistics, and print-on-demand. We also develop technology applications to support and enhance these services that improve control and efficiency in document workflows, and increase productivity.
Document Management. We store, organize, print and track AEC and non-AEC project documents using a variety of digital tools and our industry expertise. The documents we manage for the construction industry are typically larger than 11"×17”, requiring specialized production equipment, and the documents are iterative in nature; frequently 10 or more versions of a single document must be tracked and managed throughout the course of a project.

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
We also provide any combination of the above services supplied on-site at our customers’ locations. These services are typically referred to as facilities management, or FMs.
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
These services include:
•	Offering PlanWell Enterprise (“PlanWell”), our proprietary, internet-based planroom software application launched in June 2000, and our suite of other reprographics technology products that enable online purchase and fulfillment of document management services.

•	Production services, including print-on-demand, document assembly, document finishing, mounting, laminating, binding, and kitting.

•	Document distribution and logistics, including the physical pick-up, delivery, and shipping of time-sensitive, critical documents. Documents can be digitally transferred from one service facility to another to balance production capacity or take advantage of a “distribute and print” production model.

•	Highly customized large and small format reprographics in color and black and white. This includes digital reproduction of posters, tradeshow displays, plans, banners, signage, and maps.

•	Facilities management services, including recurring on-site document management services and staffing at our customers’ locations.

•	Sales of reprographics equipment and supplies and licensing of software to other reprographics companies and end-users in the AEC industry.
We also design and develop other document management and reprographics software products, in addition to PlanWell, that supports ordering, tracking, job estimating, and other customer-specific accounting information for a variety of projects and services. These proprietary applications include:
•	Electronic Work Order (“EWO”), which offers our customers access to the services of all of our service centers through the internet.

•	MetaPrint Abacus, which provides a suite of software modules for reprographers and their customers to track documents produced from equipment installed as a part of a facilities management program.

•	BidCaster Invitation-to-Bid, a data management internet application inside PlanWell that issues customizable “invitations to bid” from a customer’s desktop using email and a hosted fax server.

•	MetaPrint Print Automation and Device Manager, a universal print driver that facilitates the printing of documents with output devices manufactured by multiple vendors, and allows the reprographer to print multiple documents in various formats as a single print submission.

•	OneView Document Access and Customer Administration System, an internet-based application that leverages the security attributes of PlanWell to provide a single point of access to all of a customer’s project documents inside PlanWell planrooms, regardless of which of our local production facilities stores the relevant documents.

•	Sub-Hub, an internet-based application that notifies subscribers of upcoming construction jobs in their markets and allows them to view plans online and order paper copies from a reprographer.

•	PlanWell Databridge, which allows construction project management software users to share common data between applications, synchronize project information, bid packages and contacts, eliminate redundant data entry, and easily start projects in project management applications by leveraging indexed data in PlanWell Enterprise.

•	ishipdocs, a web-based software application that allows users to upload documents to a local reprographics business for local production and printing.
To further support and promote our major categories of services, we also:
•	License our suite of reprographics technology products, including our flagship online planroom, PlanWell, to independent reprographers.

•	Operate Profit and Education in Reprographics (“PEiR”) Group, a trade organization wholly-owned by us, through which we charge membership fees and provide purchasing, technology, and educational benefits to other reprographers. PEiR members are required to license PlanWell and may purchase equipment and supplies at a lower cost than they could obtain independently. We also distribute our educational programs to PEiR members to help establish and promote best practices within the reprographics industry.
Customers
Our business is not dependent on any single customer or few customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2.5% of our net sales in 2009.
We have a geographic concentration risk as sales in California, as a percentage of total sales, were approximately 33%, 36% and 42% for the years ended December 31, 2009, 2008 and 2007, respectively.
Operations
Geographic Presence. We operate 272 reprographics service centers, including 259 service centers in 208 cities in 38 states throughout the United States and in the District of Columbia, seven service centers in Canada, one in the United Kingdom and we also have a business venture in China with five locations. Our reprographics service centers are located in close proximity to the majority of our customers and offer pick-up and delivery services within a 15 to 30 mile radius. In our three prior fiscal years, sales outside the United States have been small but growing, amounting to $28.2 million, $24.2 million and $13.2 million for the years ending December 31, 2009, 2008, and 2007, respectively.
Hub and Satellite Configuration. We organize our business into operating segments that typically consist of a cluster configuration of at least one large service facility, or hub, and several smaller facilities, or satellites, that are digitally connected as a cohesive network, allowing us to provide all of our services both locally and nationwide. Our hub and satellite configuration enables us to shorten our customers’ document processing and distribution time, as well as achieve higher utilization of output devices by coordinating the distribution of work orders digitally among our service centers.
Management Systems and Controls. We operate with a largely centralized administrative function and business decisions are heavily influenced by local and regional business information and business trends. Acquired companies typically retain their local business identities, managers, sales force, and marketing efforts in order to maintain strong local customer relationships. Our local management maintains autonomy over the day-to-day operations of their business units, including profitability, customer billing, receivables collection, and service mix decisions.
Our senior management closely monitors and reviews each of our segments through daily reports that contain operating and financial information such as sales, inventory levels, purchasing commitments, collections, and receivables. In addition, our operating segments submit monthly reports to senior management that track each segments’ financial and operating performance in comparison to historical performance.

Suppliers and Vendors
We purchase raw materials, consisting primarily of paper, toner, and other consumables. Our reprographics equipment, which includes imaging and printing equipment, is typically leased for use in our service facilities and facilities management sites. We use a two-tiered approach to purchasing in order to maximize the economies associated with our size, while maintaining the local efficiencies and time sensitivity required to meet customer demands. We continually monitor market conditions and product developments to take advantage of our buying power.
Our primary vendors of equipment, maintenance services, and reprographics supplies include Oce N.V., Azerty, and Xpedx, a division of International Paper Company. We have long-standing relationships with all of our suppliers and we believe we receive favorable prices as compared to our competition, due to the large quantities we purchase and strong relationships with our vendors. Significant market fluctuations in our raw material costs have historically been limited to paper prices and we have typically maintained strong gross margins as the result of our ability to pass increased material costs through to our customers.
Sales and Marketing
Divisional Sales Force. We market our products and services throughout the United States through localized sales forces and marketing efforts at the divisional level. We had approximately 550 sales and customer service representatives as of December 31, 2009. Each sales force generally consists of a sales manager and a staff of sales and customer service representatives that target various customer segments. Sales teams serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.
Global Services (formerly “Premier Accounts”). To further enhance our market share and service portfolio on a national level, we offer, on a consolidated basis, the services of all of ARC operating locations to large regional and national customers. We created Global Services to take advantage of growing globalization within the AEC market, and to establish ourselves at the corporate level as the leading national reprographer with extensive geographic and service capabilities. This consolidated service offering allows us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. As of December 31, 2009, we maintained 36 Global Services accounts.
PEiR Group. We established the PEiR Group in July 2003, a separate operating segment of our corporate structure that is a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors, PEiR members are required to license PlanWell technology, facilitating the promotion of our applications as industry standards. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry. As of December 31, 2009, the PEiR Group had 154 domestic and international members.
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
Research and Development
We believe that to compete effectively we must address the growing adoption of technology by our customers, and thus conduct research and development toward enhancing our existing software and web-based applications, as well as create new ones. As of December 31, 2009, we employed 43 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. In total, research and development amounted to $4.0 million, $5.1 million and $5.5 million during the fiscal years ended December 31, 2009, 2008 and 2007, respectively.

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
We have registered our “American Reprographics Company” combined name and design as a trademark with the United States Patent and Trademark Office (USPTO), and we have registered “PlanWell” and “PlanWell PDS” as trademarks with the USPTO and in Canada, Australia and the European Union. We have also registered “Sub-Hub” as a service mark with the USPTO, in the European Union, United Kingdom, Benelux and Mexico. Additionally, we have registered “MetaPrint” as a trademark with the USPTO and we have applied for registration of “MetaPrint” as a trademark in the European Union.
We do not own any other registered trademarks or service marks, or any patents, that are material to our business.
For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.”
Information Technology
We operate two technology centers in Silicon Valley to support our reprographics services and software development. We also have a facility in Kolkata, India which gives us a powerful and cost effective resource to support our research and development. Our technology centers also serve as design and development facilities for our software applications, and house our North American database administration team and networking engineers.
From these technology centers, our technical staff is able to remotely manage, control and troubleshoot the primary databases and connectivity of each of our operating segments. This allows us to avoid the costs and expenses of employing costly database administrators and network engineers in each of our service facilities.
All of our reprographics service centers are connected via a high performance, dedicated wide area network, with additional capacity and connectivity through a virtual private network to handle customer data transmissions and e-commerce transactions. Our technology centers use both commonly available software and custom applications running in a clustered computing environment and employ industry-leading technologies for redundancy, backup, and security.
Employees
As of December 31, 2009, we had approximately 3,500 employees, 16 of whom are covered by two collective bargaining agreements. The collective bargaining agreement with our subsidiary, Ridgway’s, LLC, covers nine employees and the collective bargaining agreement with our subsidiary, BPI Repro, LLC, covers seven employees. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of February 26, 2010:

Name	Age	Position
Kumarakulasingam Suriyakumar	56	Chairman, President and Chief Executive Officer
Jonathan R. Mather	59	Chief Financial Officer and Secretary
Rahul K. Roy	50	Chief Technology Officer
Dilantha Wijesuriya	47	Senior Vice President-National Operations
Kumarakulasingam (“Suri”) Suriyakumar has served as our President and Chief Executive Officer since June 1, 2007, and he served as the Company’s President and Chief Operating Officer from 1991 until his appointment as Chief Executive Officer. On July 24, 2008, Mr. Suriyakumar was appointed Chairman of our Board of Directors. Mr. Suriyakumar served as an advisor of Holdings from March 1998 until his appointment as a director of American Reprographics Company in October 2004. Mr. Suriyakumar joined Micro Device, Inc. (our predecessor company) in 1989. He became the Vice President of Micro Device, Inc. in 1990. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka. Mr. Suriyakumar is an active member of the International Reprographics Association (IRgA).

Jonathan R. Mather joined American Reprographics Company as its Chief Financial Officer in December 2006. From 2001 to 2006, Mr. Mather was employed at NETGEAR, a manufacturer of computer networking products, as its Executive Vice President and Chief Financial Officer. Before NETGEAR, from July 1995 to March 2001, Mr. Mather worked at Applause Inc., a consumer products company, where he served as President and Chief Executive Officer from 1998 to 2001, as Chief Financial Officer and Chief Operating Officer from 1997 to 1998 and as Chief Financial Officer from 1995 to 1997. From 1985 to 1995, Mr. Mather was employed with Home Fashions Inc., a consumer products company, where he served as Chief Financial Officer from 1992 to 1995, and as Vice President, Finance, of an operating segment, Louverdrape, from 1988 to 1992. Prior to that, he spent more than two years at the semiconductor division of Harris Corporation, a communications equipment company, where he served as the Finance Manager of the offshore manufacturing division. He also worked in public accounting for four years with Coopers & Lybrand (now part of PricewaterhouseCoopers LLP) and for two years with Ernst & Young. Mr. Mather has an M.B.A. from Cornell University. He is a Certified Management Accountant (C.M.A.) and a Fellow Chartered Accountant (F.C.A.).
Rahul K. Roy joined Holdings as its Chief Technology Officer in September 2000. Prior to joining the Company, Mr. Roy was the founder, President and Chief Executive Officer of MirrorPlus Technologies, Inc., which developed software for the reprographics industry, from August 1993 until it was acquired by the Company in 1999. Mr. Roy also served as the Chief Operating Officer of InPrint, a provider of printing, software, duplication, packaging, assembly, and distribution services to technology companies, from 1993 until it was acquired by the Company in 1999.
Dilantha Wijesuriya was appointed as the Company’s Senior Vice President — National Operations effective August 7, 2008. Mr. Wijesuriya joined Ford Graphics, a segment of the Company, in January of 1991. He subsequently became president of that segment in 2001, and became a Company regional operations head in 2004, which position he retained until his appointment as the Company’s Senior Vice President — National Operations. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

Item 1A.	Risk Factors
Our business faces significant risks. The following risk factors could adversely affect our results of operations and financial condition and the price of our common stock. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair or adversely affect our results of operations and financial condition.
Adverse domestic and global economic conditions and disruption of financial markets could have a material adverse impact on our business and results of operations.
During the last year, domestic and international financial markets have experienced extreme disruption, including, among other things, extreme volatility in stock prices (which was more pronounced through the first quarter of fiscal year 2009) and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely impact our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions in the United States and foreign economies. The current restrictions in financial markets and the severe economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for operations and purchases and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect on our accounts receivable on a timely basis, if at all. Although there have been recent signs of certain areas of economic improvement, we are unable to predict the duration and severity of the current economic recession and disruption in financial markets and their effects on our business and results of operations. These events are more severe than previous economic recessions and may, in the aggregate, have a material adverse effect on our results of operations and financial condition.
The residential and non-residential architectural, engineering and construction (AEC) industry is in the midst of a severe downturn. A continuing decline in the residential AEC industry, and a downturn in the non-residential AEC industry, could adversely affect our future revenue and profitability.
We believe that the residential and non-residential AEC markets together accounted for approximately 78% of our net sales for the year ended December 31, 2009, of which we believe the non-residential AEC industry accounted for approximately 92% of our net sales to the AEC market and the residential AEC industry accounted for approximately 8% of our net sales to the AEC market. Our historical operating results reflect the cyclical and variable nature of the AEC industry. Both the residential and non-residential portions of the AEC industry are in the midst of a severe downturn. The effects of the current recession in the United States economy and weakness in global economic conditions have resulted in a downturn in the residential and non-residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery in the AEC industry following a recovery in the general economy. A prolonged downturn in the AEC industry would diminish demand for our products and services, and would therefore negatively impact our revenues and have a material adverse impact on our business, operating results and financial condition.

Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to this industry than other companies that serve more diversified markets. In addition, because approximately 55% of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations. As a consequence, our results of operations are subject to volatility and could deteriorate rapidly in an environment of declining revenues. Failure to maintain adequate cash reserves and to effectively manage our costs could adversely affect our ability to offset our fixed costs and may have a material adverse effect on our results of operations and financial condition.
Covenants in our credit and guaranty agreement could adversely affect our financial condition. Although we have adjusted certain financial ratio covenants in our amended credit agreement, we may not be able to comply with the adjusted covenants in the future.
Our credit and guaranty agreement contains customary restrictions and covenants, including, without limitation, interest coverage ratios, fixed charge coverage ratios, leverage coverage ratios and limitations on maximum capital expenditures, which we must maintain. On October 5, 2009, we entered into an amendment to our credit and guaranty agreement (the “Amended Credit Agreement”). Pursuant to the Amended Credit Agreement, certain of the financial ratio covenants in our credit and guaranty agreement were adjusted. Our ability to meet the adjusted financial covenants under the Amended Credit Agreement may be affected by a number of events, including events beyond our control, and we may not be able to continue to meet those ratios in the future. There can be no assurance that we will be able to comply in the future with the financial ratio covenants, as adjusted pursuant to our Amended Credit Agreement. If we fail to comply with the financial covenants under our Amended Credit Agreement, we would be in default. A default, if not cured or waived, may permit acceleration of our indebtedness. In addition, our lenders could terminate their commitments to make further extensions of credit under our credit facilities. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds to pay the accelerated indebtedness or that we will have the ability to refinance accelerated indebtedness on terms favorable to us or at all. Any or all of these events would have a material adverse effect on our business operations and our financial condition.
Impairment of goodwill may adversely impact future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve management judgments and estimates. Based on our annual goodwill impairment assessment, we recorded a $37.4 million impairment during 2009.
The results of our impairment analysis are as of a particular point in time. If our assumptions regarding future forecasted revenue or gross margins of our operating segments (or “reporting units”) are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2010 or prior to that, if any such change constitutes a triggering event prior to the quarter in which we perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and maintain our profitability.
The markets for our products and services are highly competitive, with competition primarily at local and regional levels. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price. Our future success depends, in part, on our ability to continue to improve our service offerings, and develop and integrate technological advances. If we are unable to effectively develop and integrate technological advances into our service offerings and technology products in a timely manner, our operating results may be adversely affected. Technological innovation by our existing or future competitors could put us at a competitive disadvantage. In particular, our business could be adversely affected if any of our competitors develop or acquire superior technology that competes directly with or offers greater functionality than our proprietary technology, including our flagship product, PlanWell.
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
If we fail to continue to develop and introduce new services and technologies successfully, our competitive positioning and our ability to grow our business could be harmed.
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
In addition, as reprographics technologies continue to develop, one or more of our current service offerings may become obsolete. In particular, digital technologies may significantly reduce the need for high volume printing. Digital technology makes traditional reprographics equipment smaller and cheaper, which may cause larger AEC customers to discontinue outsourcing their reprographics needs. Any such developments could adversely affect our business and impair future revenue and profitability.
If we are unable to charge for our value-added services to offset potential declines in print volumes, our long term revenue could decline.
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and other locations in the world. In 2009, our reprographics services excluding digital revenues represented approximately 61% of our total net sales, and our facilities management services represented approximately 19% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward consuming information on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 33% of our net sales in 2009 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters (including earthquakes and wildfires). In recent years, the real estate development projects (both residential and non-residential) in California have significantly declined which, in turn, has resulted in a decline in orders from within the California-based AEC industry. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.

Our growth strategy depends, in part, on our ability to successfully complete and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.
As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired more than 140 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, close acquisitions and effectively integrate acquired businesses. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Acquisition activities have not been a significant part of our growth strategy in fiscal year 2009 due to potential risks inherent in a depressed economy. As the economy improves, we currently expect to resume acquisition activity as a substantial component of our growth strategy. There can be no assurance, however, that any future acquisition activity, and any resulting growth, will equal or exceed prior levels of acquisition activity and growth.
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
In addition to acquisitions, we expand our geographic coverage by opening additional satellite branches in regions near our established operations to capture new customers and greater market share. Although we believe that the capital investment for a new branch is generally modest, the branches that we open in the future may not ultimately produce returns that justify our investment.
If we are unable to successfully monitor and manage operations of our subsidiaries and segments, our business and profitability could suffer.
Since 1997, we have acquired more than 140 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of those businesses. If we do not successfully manage our subsidiaries and segments under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.
We depend on certain key vendors for reprographics equipment, maintenance services and supplies, making us vulnerable to supply shortages and price fluctuations.
We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our three largest vendors in 2009 were Oce N.V., Azerty, and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies, or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase these items could limit our ability to provide services to our customers on a timely and cost-effective basis and could harm our results of operations and financial condition.

Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.
Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-compete agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. For example, under our PlanWell license agreements, we grant other reprographers a non-exclusive, non-transferable, limited license to use our PlanWell technology and services. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, United States law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Third parties may unlawfully copy aspects of our technology products, unlawfully distribute them, impermissibly reverse engineer them or otherwise obtain and use information that we regard as proprietary. If competitors are able to develop such technologies and we cannot successfully enforce our rights against them, they may be able to market and sell or license products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.
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
We believe that our ability to attract and retain qualified personnel is critical to our success. If we lose key personnel and/or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. Our operations and prospects depend in large part on the performance of our senior management team and the managers of our principal operating segments. Outside of the implementation of succession plans and executive transitions done in the normal course of business, the loss of the services of one or more members of our senior management team, in particular, the sudden loss of the services of Mr. Suriyakumar, our Chairman, President and Chief Executive Officer, would disrupt our business and impede our ability to execute our business strategy. Because the other members of our executive and divisional management team have on average more than 20 years of experience within the reprographics industry, it would be difficult to replace them.
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
At the end of 2009, we operated 272 reprographics service centers, of which 259 were in the United States, seven were in Canada, five were in China, and one in London, England. We also occupied two technology centers in Silicon Valley, California, a software programming facility in Kolkata, India, as well as other facilities including our executive offices located in Walnut Creek, California, and our finance and purchasing offices located in Glendale, California.
In total the company occupied approximately 1.8 million square feet as of December 31, 2009.
We lease nearly all of our reprographics service centers, each of our administrative facilities and our technology centers. The two facilities that we own are subject to liens under our credit facilities. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, trucks, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.

Item 3.	Legal Proceedings
We are involved in various legal proceedings and claims from time to time in the normal course of business. We do not believe, based on currently available information, that the final outcome of any of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. The Company believes the amounts provided in its Consolidated Financial Statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities will not exceed the amounts reflected in the Company’s Consolidated Financial Statements or will not have a material adverse effect on its consolidated financial position, results of operations or cash flows.

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

	High	Low
Fiscal Year 2008
First Quarter	$17.06	$13.49
Second Quarter	19.96	14.65
Third Quarter	21.83	14.93
Fourth Quarter	17.15	5.36
Fiscal Year 2009
First Quarter	$7.11	$2.55
Second Quarter	10.26	3.26
Third Quarter	10.21	7.20
Fourth Quarter	9.74	5.43
Performance Graph
The graph below compares the cumulative 59-month total return of holders of our common stock with the cumulative total returns of the Russell 2000 index, and a customized peer group of six companies that includes G & K Services Inc., Healthcare Services Group Inc., Mobile Mini Inc., School Specialty Inc., Tetra Tech Inc., and Viad Corp. The graph below tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from February 4, 2005 through December 31, 2009. The stock price performance included in the graph below is not necessarily indicative of future stock price performance.
The following graph and related information shall not be deemed “soliciting material” or be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, whether made before or after the date hereof, except to the extent that we specifically incorporate it by reference into such filing.

	2/05	2/05	3/05	4/05	5/05	6/05	7/05	8/05	9/05	10/05

American Reprographics Company	100.00	105.09	104.36	102.18	108.36	117.02	129.45	123.56	124.36	122.55
Russell 2000	100.00	99.54	96.69	91.15	97.12	100.86	107.25	105.26	105.59	102.31
Diversified Commercial & Professional Services	100.00	102.58	98.35	91.36	98.07	103.73	109.99	112.20	112.57	103.34

11/05	12/05	1/06	2/06	3/06	4/06	5/06	6/06	7/06	8/06	9/06	10/06	11/06	12/06	1/07

156.44	184.80	198.55	208.73	252.29	257.96	252.15	263.64	232.58	221.96	233.16	258.18	227.35	242.25	227.78
107.28	106.79	116.37	116.05	121.68	121.66	114.82	115.56	111.80	115.11	116.07	122.75	125.98	126.41	128.52
109.24	107.66	109.53	112.34	121.37	122.89	115.98	110.84	110.58	112.18	117.52	126.66	121.23	124.73	124.86

2/07	3/07	4/07	5/07	6/07	7/07	8/07	9/07	10/07	11/07	12/07	1/08	2/08	3/08	4/08

240.80	223.93	241.45	224.00	223.93	181.24	177.67	136.15	147.49	112.58	119.85	113.82	117.67	107.93	115.42
127.50	128.87	131.18	136.55	134.56	125.35	128.19	130.39	134.14	124.50	124.43	115.94	111.64	112.11	116.80
121.46	122.85	126.48	132.66	132.06	125.03	125.43	124.89	123.89	120.17	118.14	114.23	113.21	115.26	108.78

5/08	6/08	7/08	8/08	9/08	10/08	11/08	12/08	1/09	2/09	3/09	4/09	5/09	6/09	7/09

133.02	121.09	116.44	128.80	125.45	77.38	56.95	50.18	44.22	28.36	25.75	46.91	63.35	60.51	62.91
122.17	112.77	116.94	121.16	111.51	88.31	77.87	82.39	73.22	64.32	70.07	80.90	83.33	84.56	92.70
124.63	106.64	122.73	126.00	114.88	95.03	88.83	95.08	88.27	79.26	79.58	96.67	93.27	101.63	108.08

8/09	9/09	10/09	11/09	12/09

66.47	69.24	43.64	40.44	50.98
95.36	100.86	94.02	96.97	104.77
108.27	105.01	101.13	103.31	108.25
Holders
As of February 22, 2010, the approximate number of stockholders of record of our common stock was 123 and the closing price of our common stock was $7.32 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Item 6.	Selected Financial Data
The selected historical financial data presented below is derived from the audited financial statements of American Reprographics Company for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Statement of Operations Data:
Reprographics services	$350,491	$518,062	$513,630	$438,375	$369,123
Facilities management	97,401	120,983	113,848	100,158	83,125
Equipment and supplies sales	53,657	61,942	60,876	53,305	41,956

Total net sales	501,549	700,987	688,354	591,838	494,204
Cost of sales	323,360	415,715	401,317	337,509	289,580

Gross profit	178,189	285,272	287,037	254,329	204,624
Selling, general and administrative expenses	115,020	154,728	143,811	131,743	112,679
Litigation (gain) reserve	—	—	(2,897)	11,262	—
Amortization of intangibles	11,367	12,004	9,083	5,055	2,120
Goodwill impairment	37,382	35,154	—	—	—
Impairment of long-lived assets	781	—	—	—	—

Income from operations	13,639	83,386	137,040	106,269	89,825
Other income, net	(171)	(517)	—	(299)	(381)
Interest expense, net	25,781	25,890	24,373	23,192	26,722
Loss on early extinguishment of debt	—	—	1,327	—	9,344

(Loss) income before income tax (benefit) provision	(11,971)	58,013	111,340	83,376	54,140
Income tax provision (benefit) (1)	3,018	21,200	42,203	31,982	(6,336)

Net (loss) income	(14,989)	36,813	69,137	51,394	60,476
Loss (income) attributable to noncontrolling interest	104	(59)	—	—	—

Net (loss) income attributable to American Reprographics Company	$(14,885)	$36,754	$69,137	$51,394	$60,476

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(0.33)	$0.82	$1.52	$1.14	$1.43
Diluted	$(0.33)	$0.81	$1.51	$1.13	$1.40

Weighted average common shares outstanding:
Basic	45,123	45,060	45,421	45,015	42,264
Diluted	45,123	45,398	45,829	45,595	43,178

	Fiscal Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Other Financial Data:
Depreciation and amortization	$49,543	$50,121	$39,445	$27,749	$19,165
Capital expenditures	$7,506	$9,033	$8,303	$7,391	$5,237
Interest expense, net	$25,781	$25,890	$24,373	$23,192	$26,722

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$29,377	$46,542	$24,802	$11,642	$22,643
Total assets	$620,954	$725,931	$722,611	$547,581	$442,362
Long term obligations	$228,711	$315,165	$324,724	$253,419	$253,371
Total ARC stockholders’ equity	$282,024	$287,902	$251,651	$184,244	$113,569
Working capital	$(3,739)	$29,798	$4,695	$21,150	$35,797

(1)	The Company was reorganized from a California limited liability company to a Delaware corporation immediately prior to the consummation of its initial public offering on February 9, 2005. As a result of that reorganization, a deferred tax benefit of $27.7 million was booked concurrent with the consummation of the initial public offering.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
ARC is the leading reprographics company in the United States. We provide business-to-business document management services primarily to the AEC industry, through a nationwide network of locally branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community.
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
We deliver these services through our specialized technology, more than 550 sales and customer service employees interacting with our customers every day, and approximately 5,700 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to approximately 138,000 customers throughout the country.
Our operating segments operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating segments and consolidate their service offerings for large regional or national customers through our central “Global Services” program.
A significant component of our historical growth has been from acquisitions. In 2009, we acquired two U.S. businesses that consisted of “stand-alone acquisitions” and “fold-in acquisitions” (refer to page 24 for an explanation of these terms) and one Chinese business acquisition through UNIS Document Solutions Co. Ltd., (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”) for $2.9 million. In 2008, we acquired 13 businesses for $31.9 million. In 2007, we acquired 19 businesses for $146.3 million. In connection with acquisitions completed in 2009, we have applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805, formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, using the acquisition method of accounting, however, acquisitions completed prior to 2009 were accounted for by applying the provisions SFAS No. 141, Business Combinations, (“SFAS 141”), our Consolidated Statements of Operations reflect sales and expenses of acquired businesses only for post-acquisition periods.
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
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within 12 months from opening. We had 272 and 299 reprographic service centers for the years ended December 31, 2009 and 2008, respectively.

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
Net sales are categorized as reprographics services, facilities management, and equipment and supplies. Our current revenue sources are likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services currently comprise approximately 8.5% of our overall revenue.
Software licenses and membership fees are derived over the term of the license or the membership agreement. Licensed technology includes PlanWell online planrooms, PlanWell EWO, PlanWell BidCaster and MetaPrint, among others. Revenues from these agreements are separate from digital services and typically are derived from other reprographics companies licensing the applications as opposed to end users. Digital services we provide to our customers include digital document management tasks, scanning and archiving digital documents, posting documents to the web and other related work performed on a computer. Software licenses, membership fees and digital services are categorized and reported as a part of “Reprographics services”.
Revenue from reprographics services is produced from document management, document distribution and logistics, and print-on-demand services. We include revenues for all these services under the caption “Reprographics services”.
On-site services, or facilities management, revenues are generated from providing reprographics services in our customers’ locations using machines that we own or lease. Generally, this revenue is derived from a single cost per-square-foot of printed material, similar to our reprographics services.
Revenue from equipment and supplies is derived from the resale of such items to our customers. We do not manufacture such items but rather purchase them from our vendors at wholesale costs.
While our services are now most frequently delivered through the use of computers and digital production equipment as opposed to manual document management processes and analog printing devices, our primary revenue model remains based on the price of printing. Our progress in charging for digital services has increased to 8.5% of our overall revenue, but the common practices in the construction industry have yet to fully support a pricing model that takes services other than print into a pricing equation. We believe the adoption of our technology applications by our customers has begun to reshape our pricing justification, and we also believe that the current economic hardship facing most construction companies will create more opportunities to promote and charge for the full value of our digital services given the productivity enhancements our technology provides to our customers’ workflows.
In 2009, our reprographics services represented 69.9% of net sales, facilities management 19.4%, and sales of reprographics equipment and supplies 10.7%. Digital services revenue, which are included in reprographics services, approximated 8.5% of our net sales. Software licenses, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.
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
We maintain low levels of inventory and other working capital. Capital expenditure requirements are also low; most facilities and equipment are leased, with overall cash capital spending averaging approximately 1.3% of annual net sales over the last three years. Since we typically lease our reprographics equipment for three to five year terms, we are able to upgrade equipment in response to rapid changes in technology.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Silicon Valley, California and Kolkata, India. Such costs are recorded to cost of sales.
Our selling expenses generally include salaries and commissions paid to our sales professionals, along with promotional, travel, and entertainment costs. Our general and administrative expenses generally include salaries and benefits paid to support personnel at our reprographics businesses and our corporate staff, as well as office rent, utilities, communications expenses, and various professional services.
One of the primary methods we have used to maintain our margins during periods of economic or industry decline has been to quickly and aggressively reduce our variable operating costs. The largest portions of our variable costs are labor-related. Given that we manage production capacity primarily through labor utilization during a given daily production schedule or shift, we achieve cost containment objectives through the reduction of full-time employees, and the close management of hourly schedules.
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
Not all of these financial measurements are represented directly on our Consolidated Financial Statements, but meaningful discussions of each are part of our quarterly disclosures and presentations to the investment community.
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

Based on our experience of completing more than 140 acquisitions since 1997, we believe that the reprographics industry is highly-fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. Although none of the individual acquisitions in the past three years has added a material percentage of sales to our overall business, in the aggregate they have fueled the bulk of our historical annual sales growth. Acquisition activities have not been a meaningful part of our 2009 operations due to the potential risks inherent in a depressed economy. As the economy improves, it is our current intention to resume acquisition activity as a substantial component of our growth strategy.
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
New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less the fair market value of tangible assets and identifiable intangible assets. We test our goodwill components annually for impairment on September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC industry accounted for 78% of our net sales for the period ended December 31, 2009, with the remaining 22% consisting of sales to non-AEC industries (based on a compilation of approximately 90% of revenues from our operating segments and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past 24 months. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $4.9 million, $4.3 million and $3.5 million of stock based compensation expense recorded in selling, general and administrative expenses, for the years ended December 31, 2009, 2008 and 2007, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
We have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the years ended December 31, 2009 and 2008 to reflect the exclusion of the goodwill impairment charge, long-lived assets impairment charge and costs related to the 2009 amendments to our credit agreement and swap transaction, as discussed below on page 38. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2009, 2008 and 2007. We presented adjusted EBITDA in 2009 and 2008 to exclude the non-cash impairment charges of $38.2 million and $35.2 million, respectively, as we believe this was a result of the current economic environment and not indicative of our operations. The exclusion of the goodwill impairment charges and long-lived assets impairment charge, and costs related to the 2009 amendments to our credit agreement and swap transaction to arrive at adjusted EBITDA is consistent with the definition of adjusted EBITDA in the amendment (the “Amended Credit Agreement”) to our credit agreement, therefore we believe this information is useful to investors in assessing our ability to meet our debt covenants.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net (loss) income attributable to ARC (amounts in thousands):

	Fiscal Year Ended
	December 31,
	2009	2008	2007

Cash flows provided by operating activities	$97,425	$127,266	$101,386
Changes in operating assets and liabilities	(19,919)	(4,829)	13,856
Non-cash (expenses) income, including depreciation and amortization	(92,495)	(85,624)	(46,105)
Income tax provision	3,018	21,200	42,203
Interest expense, net	25,781	25,890	24,373
Loss on early extinguishment of debt	—	—	1,327
Net loss (income) attributable to the noncontrolling interest	104	(59)	—

EBIT	13,914	83,844	137,040
Depreciation and amortization	49,543	50,121	39,445

EBITDA	63,457	133,965	176,485
Interest expense	(25,781)	(25,890)	(24,373)
Loss on early extinguishment of debt	—	—	(1,327)
Income tax provision	(3,018)	(21,200)	(42,203)
Depreciation and amortization	(49,543)	(50,121)	(39,445)

Net (loss) income attributable to American Reprographics Company	$(14,885)	$36,754	$69,137

The following is a reconciliation of net (loss) income attributable to ARC to EBIT, EBITDA and adjusted EBITDA (amounts in thousands):

	Fiscal Year Ended
	December 31,
	2009	2008	2007

Net (loss) income attributable to American Reprographics Company	$(14,885)	$36,754	$69,137
Interest expense, net	25,781	25,890	24,373
Loss on early extinguishment of debt	—	—	1,327
Income tax provision	3,018	21,200	42,203

EBIT	13,914	83,844	137,040
Depreciation and amortization	49,543	50,121	39,445

EBITDA	63,457	133,965	176,485
Special items:
Goodwill impairment	37,382	35,154	—
Impairment of long-lived assets	781	—	—

Adjusted EBITDA	$101,620	$169,119	$176,485

The following is a reconciliation of our net (loss) income margin to EBIT margin, EBITDA margin and Adjusted EBITDA margin:

	Fiscal Year Ended
	December 31,
	2009 (1)	2008 (1)	2007 (1)

Net (loss) income margin	(3.0)%	5.2%	10.0%
Interest expense, net	5.1%	3.7%	3.5%
Loss on early extinguishment of debt	0.0%	0.0%	0.2%
Income tax provision	0.6%	3.0%	6.1%

EBIT margin	2.8%	12.0%	19.9%
Depreciation and amortization	9.9%	7.2%	5.7%

EBITDA margin	12.7%	19.1%	25.6%
Special items:
Goodwill impairment	7.5%	5.0%	0.0%
Impairment of long-lived assets	0.2%	0.0%	0.0%

Adjusted EBITDA margin	20.3%	24.1%	25.6%

(1)	column does not foot due to rounding
The following is a reconciliation of net (loss) income attributable to ARC to adjusted net income attributable to ARC and (loss) earnings per share to adjusted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year Ended
	December 31,
	2009	2008	2007

Net (loss) income attributable to American Reprographics Company	$(14,885)	$36,754	$69,137
Litigation gain	—	—	(2,897)
Interest income due to litigation gain	—	—	(418)
Goodwill impairment	37,382	35,154	—
Impairment of long-lived assets	781	—	—
Amended Credit Agreement and Swap Transaction costs	2,632	—	—
Income tax (benefit) provision, related to items above	(8,748)	(12,932)	1,260

Adjusted net income attributable to ARC	$17,162	$58,976	$67,082

(Loss) Earnings Per Share (Actual):
Basic	$(0.33)	$0.82	$1.52

Diluted	$(0.33)	$0.81	$1.51

Earnings Per Share (Adjusted):
Basic	$0.38	$1.31	$1.48

Diluted	$0.38	$1.30	$1.46

Weighted average common shares Outstanding (Adjusted):
Basic	45,123,110	45,060,482	45,421,498
Diluted	45,266,310	45,398,086	45,829,010

Results of Operations
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2009 (1)	2008 (1)	2007 (1)

Net sales	100.0%	100.0%	100.0%
Cost of sales	64.5	59.3	58.3

Gross profit	35.5	40.7	41.7
Selling, general and administrative expenses	22.9	22.1	20.9

Litigation gain	0.0	0.0	(0.4)
Amortization of intangibles	2.3	1.7	1.3
Goodwill impairment	7.5	5.0	0.0
Impairment of long-lived assets	0.2	0.0	0.0

Income from operations	2.7	11.9	19.9
Other income, net	(0.0)	(0.1)	0.0
Interest expense, net	5.1	3.7	3.5
Loss on early extinguishment of debt	0.0	0.0	0.2

(Loss) income before income tax provision	(2.4)	8.3	16.2
Income tax provision	0.6	3.0	6.1

Net (loss) income	(3.0)	5.3	10.0%
Loss attributable to the noncontrolling interest	0.0	0.0	0.0

Net (loss) income attributable to ARC	(3.0)%	5.2%	10.0%

(1)	column does not foot due to rounding
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2009 (1)	2008	(In dollars)	(Percent)
	(In millions)

Reprographics services	$350.5	$518.1	$(167.6)	-32.3%
Facilities management	97.4	121.0	(23.6)	-19.5%
Equipment and supplies sales	53.7	61.9	(8.2)	-13.2%

Total net sales	$501.5	$701.0	$(199.5)	-28.5%

Gross profit	$178.2	$285.3	$(107.1)	(37.5)%
Selling, general and administrative expenses	$115.0	$154.7	$(39.7)	(25.7)%
Amortization of intangible assets	$11.4	$12.0	$(0.6)	(5.0)%
Goodwill impairment	$37.4	$35.2	$2.2	6.3%
Impairment of long-lived assets	$0.8	$—	$0.8	100.0%
Interest expense, net	$25.8	$25.9	$(0.1)	(0.4)%
Income taxes provision	$3.0	$21.2	$(18.2)	(85.8)%
Net (loss) income attributable to ARC	$(14.9)	$36.8	$(51.7)	(140.5)%
EBITDA	$63.5	$134.0	$(70.5)	(52.6)%

(1)	column does not foot due to rounding

Net Sales
Net sales in 2009 decreased by 28.5%, the decrease in net sales was primarily due to overall weakness in the global economy, and a significant slowdown in the construction market and AEC industry. In 2009, sales were favorably impacted by sales growth of approximately 2% from our standalone acquisitions completed since 2008.
Reprographics services. Net sales decreased by $167.6 million or 32.3% in 2009 compared to 2008.
Overall reprographics services sales nationwide were negatively affected by the recession in the global economy and slow down in the construction market and AEC industry. The revenue category that was most affected was large-format black and white printing, as this revenue category is more closely tied to non-residential and residential construction. Large-format black and white printing revenues represented approximately 40% of reprographics services in 2009; large-format black and white printing revenues decreased by approximately 41% in 2009 compared to 2008.
While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales. This increase is presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, and also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, digital service revenue was also negatively affected by current market conditions. During 2009, digital service revenue decreased by $11.4 million or 21.1%, compared to 2008, but as a percentage of our overall sales it increased to 8.5% from 7.7% in 2009 compared to 2008.
Facilities management. On-site, or FM sales in 2009 compared to 2008, decreased by $23.6 million or 19.5%. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong despite a difficult market, as evidenced by a net increase of approximately 100 facilities management accounts during 2009, bringing our total FM accounts to approximately 5,700 as of December 31, 2009. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of prints at FM locations significantly declined due to the current economic conditions described above. As a percentage of total sales, FM sales has increased to 19.4% in 2009, compared to 17.3% in 2008.
Equipment and supplies sales. Equipment and supplies sales decreased by $8.2 million or 13.2% over the same period in 2008. During 2009, the decrease in equipment and supplies sales was due primarily to current economic conditions. This trend was partially offset by the operations of UDS, which commenced operations during the third quarter of 2008 and the operations of Shanghai UNIS Document Printing Co., Ltd., a wholly-owned subsidiary of UDS which acquired the assets of Shanghai Light Business Machines Co., Ltd. in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to acquiring it via an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $13.1 million in 2009. Excluding the impact of acquisitions and continuing equipment and supplies sales in China, we do not anticipate growth in equipment and supplies sales in the U.S., as we are placing more focus on facilities management sales programs.
Gross Profit
During the 12 months ended December 31, 2009, gross profit and gross profit margin decreased to $178.2 million or 35.5%, compared to $285.3 million or 40.7% during the same period in 2008, on a sales decline of $199.5 million.
The primary driver of the decrease in gross margins was the absorption of overhead resulting from the decrease in sales. Overhead as a percentage of sales was 440 basis points higher in 2009, as compared to 2008, of which depreciation and facility rental were the primary components and accounted for 320 basis points. The decrease in margins was also attributable to an increase in material costs as a percentage of sales of 160 basis points in 2009, as compared to 2008. This was primarily due to an increase in lower margin equipment and supplies sales as a percentage of total sales due to the performance of UDS. Specifically, lower margin equipment and supplies sales comprised 10.7% of total sales in 2009, compared to 8.8% in 2008. The decrease in margins was partially offset by a favorable decrease as a percentage of sales of direct labor of 80 basis points in 2009, as compared to 2008, that was driven by cost cutting initiatives that were implemented in 2009 in response to lower sales.

Selling, General and Administrative Expenses
In 2009, selling, general and administrative expenses decreased by $39.7 million or 25.7% over 2008. The decrease is primarily due to the decline in sales and the implementation of cost reduction programs initiated in response to the decline in sales. Specifically, sales personnel compensation decreased by $10.0 million in 2009, compared to 2008, and general and administrative compensation decreased by $16.0 million in 2009, compared to 2008. The decrease in sales compensation, which includes commissions, is primarily attributed to the decline in sales volume explained above, and the decrease in general and administrative compensation is primarily due to staff reductions and bonus performance targets not being met. The cost reduction programs have also resulted in a decrease in professional fees, consulting fees, advertising, and travel expenses. These expenses have decreased by approximately $5.6 million in 2009, as compared to 2008. Also contributing to the decrease is a $1.9 million decrease in bad debt expense in 2009, compared to 2008 as a result of improved collections and because the majority of the bad debt expense related to the deterioration of the residential home building industry was recognized in 2008.
Selling, general and administrative expenses as a percentage of net sales increased from 22.1% in 2008 to 22.9% in 2009 as compared to 2008, primarily due to the significant decline in sales resulting in unabsorbed administrative costs.
On April 22, 2009, we commenced a stock option exchange program to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, we issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of our common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than our board members, were eligible to participate in the program. The number of shares of our common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant of the replacement option, and the remaining 50% of the shares subject to an option vesting on the second anniversary of the date of grant of the replacement option. The total incremental cost of the repriced options is approximately $2.4 million of which $0.7 million has been recognized in our Consolidated Statements of Operations for the twelve months ended December 31, 2009. For further information see Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
Amortization of Intangibles
Amortization of intangibles of $11.4 million in 2009 remained consistent with the amount in prior year due to the fact that acquisition activity and the size of acquisitions decreased significantly since September 30, 2008. In 2009, we only completed three acquisitions, as compared to 13 in 2008 and 19 in 2007.
Goodwill Impairment
We assess goodwill at least annually for impairment as of September 30, or more frequently if events and circumstances indicate that goodwill might be impaired. We concluded that, in the absence of the annual goodwill impairment test, there were sufficient indicators to require us to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic recession and revised forecasted future earnings. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on our annual goodwill impairment assessment, we recorded a $37.4 million impairment in the third quarter of 2009. We continue to assess, among other things, the current economic recession, reporting unit and consolidated performance against plan and the outlook for our business and industry in general. A downward trend in one or more of these factors, or a significant decrease in our stock price, could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Given the current economic environment, we have and will continue to monitor the need to test our intangibles for impairment as required by ASC 805. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2009 that would require an additional impairment test.
During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008. The result of such analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom had a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million.
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.

Impairment of Long-Lived Assets
Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic recession. Before assessing our goodwill for impairment, we evaluated, the long-lived assets of our operating segments for impairment. Based on this assessment, we determined that there was an impairment of long-lived assets of our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other intangible assets by $0.8 million. See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.
Other Income
Other income of $0.5 million for the twelve months ended December 31, 2008 was primarily related to the sale of the Auto Desk sales department of our Imaging Technologies Services operating segment. In 2009, we have not sold any departments, hence the decrease in other income.
Interest Expense, Net
Net interest expense was $25.8 million in 2009, compared with $25.9 million in 2008. The slight decrease is primarily due to our reduction of our principal balances of bank debt, capital leases and seller notes payable which was mostly offset by additional interest expense due to the cost of amending our credit facility and interest rate swap transaction in the fourth quarter of 2009. Our total debt has decreased by over $86.0 million in 2009. Our interest expense in 2009 includes an $0.8 million expense due to the amendment to our interest rate swap (“Swap Transaction”) and $1.8 million related to fees to amend our credit facility in the fourth quarter of 2009. In 2010, we expect to have a higher weighted average interest rate by 200 basis points over the same period in 2009 due to the increase in our interest rate spread on our first lien term loan facility.
Income Taxes
Our effective income tax rate in 2009 was primarily impacted by the impairment of goodwill related to stock acquisitions in prior years. The goodwill and long-lived asset impairment of $38.2 million resulted in a tax benefit of $7.5 million, a 19.6% benefit. This was due to that $17.5 million of the impairment charges related to stock basis goodwill, which is not tax deductible until the stock is disposed of and is treated as a permanent item for financial reporting purposes. Additionally, $0.6 million of impairment related to goodwill in Canada, which is not tax deductible for Canadian tax purposes, contributed to the negative impact on our effective tax rate in 2009.
Barring discrete items and impairments, our effective income tax rate increased to 40.1% in 2009, from 39.0% in 2008. This increase is primarily due to a lower federal tax benefit in relation to our domestic production activities deduction in 2009 as allowed by Internal Revenue Code Section 199. The amount of deduction and related tax benefit is directly impacted by our expected federal taxable income for the fiscal year 2009, which has dropped significantly in light of the recent decrease in sales and the corresponding pretax income.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $14.9 million in 2009, as compared to net income attributable to ARC of $36.8 million in 2008. The decrease is primarily due to the decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses described above.
EBITDA
EBITDA margin decreased to 12.7% in 2009, as compared to 19.1% in 2008. EBITDA margin in 2009 compared 2008 was negatively impacted primarily due to the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales described above. Excluding the impact of the non-cash $37.4 million goodwill impairment and $0.8 million long-lived assets impairment charges, our adjusted EBITDA margin was 20.3% in 2009.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2008	2007	(In dollars)	(Percent)
	(In millions)

Reprographics services	$518.1	$513.6	$4.5	0.9%
Facilities management	121.0	113.8	7.2	6.3%
Equipment and supplies sales	61.9	60.9	1.0	1.6%

Total net sales	$701.0	$688.3	$12.7	1.8%

Gross profit	$285.3	$287.0	$(1.7)	(0.6)%
Selling, general and administrative expenses	$154.7	$143.8	$10.9	7.6%
Litigation gain	$—	$(2.9)	$2.9	(100.0)%
Amortization of intangibles	$12.0	$9.1	$2.9	31.9%
Goodwill impairment	$35.2	$—	$35.2	100.0%
Interest expense, net	$25.9	$24.4	$1.5	6.1%
Income taxes provision	$21.2	$42.2	$(21.0)	(49.8)%
Net income attributable to ARC	$36.8	$69.1	$(32.3)	(46.7)%
EBITDA	$134.0	$176.5	$(42.5)	(24.1)%
Net Sales
Net sales in 2008 increased by 1.8%; the increase in net sales was primarily due to two factors: first, our standalone acquisitions acquired since the beginning of 2007 as they contributed approximately 9.3% to our sales growth; and second, new sales acquired through our Global Services (formerly Premier Accounts) program. The increase in sales due to standalone acquisitions was partially offset by a drop in sales in our existing locations due to overall weakness in the global economy, and a significant slowdown in the construction market driven by a lack of commercial credit, especially in the second half of the year.
Reprographics services. Net sales increase of $4.5 million in 2008 compared to 2007 was due primarily to the expansion of our market share through acquisitions, our Global Services program and an increase in our digital sales. We acquired 13 businesses in 2008 and acquired 19 businesses in 2007, each with a primary focus on reprographics services. These acquired businesses added sales from their pre-existing customers to our own, and in some cases, also allowed us to aggregate regional work from larger clients. Our Global Services program also added significant incremental sales from Global Services customers in 2008, contributing more than $8.0 million of revenue, compared to 2007 most of which was for reprographics services.
Overall reprographics services sales nationwide were negatively affected by the economic recession and slow-down in the construction industry, which partially offset the sales increases described above. The largest negative contributor affecting reprographics services sales was the decrease in our Southern California region reprographics services sales of approximately $21 million, resulting from the significant downturn in residential construction in Southern California and significant decreases in commercial construction in the area.
While most of our customers in the AEC industry still prefer paper plans, we have seen an increase in our digital service revenue. This increase is presumably due to the greater efficiency digital document workflows bring to our customers’ businesses, and also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. During 2008, digital services revenue increased by $11.8 million compared to 2007.
Facilities management. On-site, or facilities management services, posted solid dollar volume and year-over-year percentage gains. Specifically, sales for the twelve months ended December 31, 2008, compared to the same period in 2007 increased by $7.2 million or 6.3%. FM revenue is derived from a single cost per-square-foot of printed material, similar to our reprographics services sales. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment (and sometimes staff) in an architectural studio or construction company office remains strong, which is evidenced by an increase of approximately 1,000 facilities management accounts in 2008, bringing our total FM accounts to approximately 5,600. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work were produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive, particularly in light of customer cost savings initiatives.

Equipment and supplies sales. Equipment and supplies sales increased by $1.0 million or 1.6% over the same period in 2007. The increase in equipment and supplies sales was due primarily to the commencement of operations of UDS during the third quarter of 2008. UDS had sales of equipment and supplies of $5.8 million during 2008.
Gross Profit
During the 12 months ended December 31, 2008, gross profit margin decreased to $285.3 million and was 40.7%, compared to $287.0 million and 41.7% for the same period in 2007, on sales growth of $12.7 million.
The primary driver of the decrease in gross margins was the absorption of overhead resulting from the drop in sales, and acquisitions which carry lower gross margins than existing operating segments. Specifically, the overhead increase was 115 basis points as a percentage of sales of which depreciation was the primary component and accounted for 100 of the 115 basis point increase. Until our typical performance standards can be applied, acquisitions temporarily depress gross margins, as do new branch openings. The drop in margins was also attributable to unabsorbed labor costs of approximately 25 basis points due to the drop in sales noted above. The decrease in gross margins due to overhead and labor were partially offset by a drop in material costs as a percentage of sales of 40 basis points primarily due to a favorable product mix. Specifically, higher margin digital sales comprised 7.7% of total sales for 2008 compared to 6.1% for the same period in 2007.
Selling, General and Administrative Expenses
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
Stock-based compensation expense also contributed to the increase in selling, general and administrative expenses as stock-based compensation increased by $0.8 million primarily due to stock options granted in April 2008.
Also contributing to the increase in selling, general and administrative expenses was a $3.3 million favorable settlement of two related lawsuits in the second quarter of 2007. Excluding costs related to that litigation, which included legal fees and compensation payments related to the settlement, the settlement returned a $1.7 million benefit to us for the 12 months ended December 31, 2007. For more information on the details of these lawsuits and settlement, please refer to Note 9 “Commitments and Contingencies” to our Consolidated Financial Statements included in this report.
As a percentage of net sales, selling, general and administrative expenses increased by 120 basis points in 2008 as compared to 2007 primarily due to the increase in bad debt expense and the financial benefit in 2007 of the lawsuit settlement described above.
Litigation Gain
In 2006, we accounted for the judgment entered against us in the previously-disclosed Louis Frey bankruptcy litigation in the United States Bankruptcy Court, Southern District of New York, by recording a litigation charge of $14 million that included a $11.3 million litigation reserve ($11.1 million in awarded damages, and $0.2 million in preference claims that we paid in 2006), and interest expense of $2.7 million. We settled and paid this for $10.5 million during the fourth quarter of 2007 and accordingly recognized a benefit of $3.3 million ($2.9 million litigation gain, and $0.4 million in interest) in 2007. For more information on the Louis Frey litigation, please refer to Note 9 “Commitments and Contingencies” to our Consolidated Financial Statements included in this Annual Report on Form 10-K.
Amortization of Intangibles
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

Goodwill Impairment
We assess goodwill at least annually for impairment as of September 30th or more frequently if events and circumstances indicate that goodwill might be impaired. During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in our market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008. The results of our analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom had a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million.
Other Income
The biggest contributor to other income of $0.5 million for the 12 months ended December 31, 2008 was the sale of the Autodesk sales department of our Imaging Technologies Services operating segment. The Autodesk sales department was sold in February of 2008 for $0.4 million and resulted in a gain of $0.2 million.
Interest Expense
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
Loss on the extinguishment of debt
In 2008, we had no loss on the extinguishment of debt. In December 2007, we entered into a new Credit and Guaranty Agreement and extinguished the debt under our previous credit facility. Accordingly, we wrote off unamortized deferred financing costs of $0.9 million and recognized a $0.4 million expense resulting from the termination of an interest rate collar associated with the extinguished debt.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Income Taxes
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
Net Income Attributable to ARC
Net income decreased by $32.3 million to $36.8 million in 2008 compared to $69.1 million in 2007 primarily due to the $35.2 million goodwill impairment charge noted above, the decrease in gross margins, the increase in selling, general and administrative expenses in 2008, and the litigation settlement in 2007. The litigation settlement, net of taxes, resulted in a positive $2.1 million impact on 2007 net income.
EBITDA
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
Quarterly Results of Operations
The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2009. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009				2008
Reprographics services	$99,769	$92,905	$81,989	$75,828	$142,496	$139,211	$127,455	$108,900
Facilities management	26,865	24,898	23,395	22,243	29,551	31,209	30,977	29,246
Equipment and supplies sales	12,849	13,251	13,966	13,591	15,396	14,521	16,153	15,872

Total net sales	$139,483	$131,054	$119,350	$111,662	$187,443	$184,941	$174,585	$154,018
Quarterly sales as a % of annual sales	27.8%	26.1%	23.8%	22.3%	26.7%	26.4%	24.9%	22.0%
Gross profit	$51,979	$49,155	$41,131	$35,924	$79,603	$79,088	$70,015	$56,566
Income (loss) from operations	$18,030	$16,202	$(27,139)	$6,546	$36,894	$36,776	$28,228	$(18,512)
EBITDA	$30,816	$28,990	$(14,885)	$18,536	$49,213	$49,035	$41,136	$(5,419)
Net income (loss) attributable to ARC	$7,547	$6,307	$(28,164)	$(575)	$18,498	$18,876	$15,067	$(15,687)
The following is a reconciliation of EBITDA to net income for each respective quarter.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2009				2008
EBITDA	$30,816	$28,990	$(14,885)	$18,536	$49,213	$49,035	$41,136	$(5,419)
Interest expense, net	(5,796)	(5,836)	(6,428)	(7,721)	(7,146)	(6,559)	(6,180)	(6,005)
Income tax (provision) benefit	(4,758)	(4,096)	5,334	502	(11,452)	(11,384)	(7,041)	8,677
Depreciation and amortization	(12,715)	(12,751)	(12,185)	(11,892)	(12,117)	(12,216)	(12,848)	(12,940)

Net income (loss) attributable to ARC	$7,547	$6,307	$(28,164)	$(575)	$18,498	$18,876	$15,067	$(15,687)

We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results are typically affected by seasonal factors, primarily the number of working days in a quarter. Historically, our fourth quarter is the slowest, reflecting the slowdown in construction activity during the holiday season. We recorded a goodwill impairment in the amount of $37.4 million, and $35.2 million, during the quarter ended September 30, 2009, and December 31, 2008, respectively.
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

	Year Ended December 31,
	2009	2008	2007

Net cash provided by operating activities	$97,425	$127,266	$101,386

Net cash used in investing activities	$(9,349)	$(30,807)	$(132,688)

Net cash (used in) provided by financing activities	$(105,332)	$(74,334)	$44,353

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2009 was primarily driven by sales, and net profit generated from these sales, excluding depreciation and the goodwill impairment charge. The overall decrease in cash flows from operations in 2009 compared to 2008 was due to the decline in sales and corresponding EBITDA. Our strong cash flows from operations in 2009, despite the decrease in profitability, was partially due to improved accounts receivable collection efforts. As evidence of our improved collection efforts, our days sales outstanding decreased to 43 days as of December 31, 2009, as compared to 45 days as of December 31, 2008. Also contributing to the strong cash generation in 2009 is the fact that higher sales in the fourth quarter of 2008, as compared to the sales trend in 2009, were partially collected in 2009. With the downturn in the general economy, we will continue to focus on our accounts receivable collections. If the recent negative sales trends continue throughout 2010, this will significantly impact our cash flows from operations in the future. Additionally, the utilization of $3.6 million of prepaid taxes contributed to the cash flows from operations.
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
Net cash provided by operating activities for the year ended December 31, 2007, primarily related to net income of $69.1 million and depreciation and amortization of $39.4 million. Our cash flows from operations are mainly driven by sales and net profit generated from these sales. The cash flows from operating activities was partially offset by the $10.5 million cash payment in the fourth quarter related to the settlement of the previously disclosed Louis Frey litigation.
Investing Activities
Net cash used in investing activities primarily related to capital expenditures and acquisition of businesses. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $3.5 million, $23.9 million, and $132.7 million during the years ended December 31, 2009, 2008, and 2007, respectively. The decrease is due to the significant decrease in acquisition activity in 2009 that we expect to continue in the near future and fewer earnout payments made in 2009. We incurred capital expenditures totaling $7.5 million, $9.0 million, and $8.3 million during the years ended December 31, 2009, 2008, and 2007, respectively. Other cash flows from investing activities of $1.7 million, $1.2 million, and $0.4 million during the years ended December 31, 2009, 2008, and 2007, respectively, are primarily due to cash received from the sale of property, and disposal of fixed assets. Our restricted cash inflow of $1.0 million in 2008 related to the receipt of an escrow account established in connection with the acquisition of a business. Our restricted cash inflow of $7.9 million in 2007 related to the settlement of the Louis Frey litigation in the fourth quarter of 2007. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $105.3 million used in financing activities during the 12 months ended December 31, 2009, primarily relates to scheduled payments of $59 million on our debt agreements and capital leases, a $35.0 million early paydown on our term loan facility, and approximately $11 million in early paydowns of capital lease obligations. Net cash of $74.3 million used in financing activities during the 12 months ended December 31, 2008, primarily relates to scheduled payments of $51.9 million on our debt agreements and capital leases and a $22 million pay down on our revolving credit facility. Net cash provided by financing activities in 2007 primarily related to net borrowing of $22 million on our existing revolving credit facility and a $50 million borrowing from our term loan facility in order to facilitate the consummation of certain acquisitions. We used proceeds under the credit agreement entered into in December 2007 to prepay in full all principal and interest payable under the then existing Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005. The proceeds from this borrowing were offset by scheduled payments of $19.2 million on capital lease obligations and $7.7 million used to repurchase our Company stock.

Our cash position, working capital, and debt obligations as of December 31, 2009, 2008, and 2007 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto elsewhere in this report.

	December 31,
	2009	2008	2007
Cash and cash equivalents	$29,377	$46,542	$24,802
Working capital	$(3,739)	$29,798	$4,695

Borrowings from senior secured credit facilities	$205,625	$261,250	$297,000
Other debt obligations	68,606	99,790	93,267

Total debt obligations	$274,231	$361,040	$390,267

The decrease of $33.5 million in working capital in 2009 was primarily due $17.2 million net cash decrease due to funds used for term loan facility paydown of $35.0 million and a $23.3 million reduction in accounts receivable, partially offset by a $5.8 million decrease in the current portion of capital leases. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $29.4 million and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of December 31, 2009, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our Amended Credit Agreement.
We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. The effects of the current economic recession in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential construction spending of the AEC industry, which have adversely affected our operating results. The current diminished liquidity and credit availability in financial markets and the general economic recession may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic recession and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Based on our 2010 projected revenue, we have been implementing operational plans that we believe will enable us to achieve EBITDA and the related operating expenses at such levels that will allow us to remain in compliance with the financial covenants under our Amended Credit Agreement. However, our ability to further reduce expenses becomes more challenging if sales decline beyond forecasted levels. As of December 31, 2009, we were in compliance with the financial covenants in our Amended Credit Agreement and we expect to be in compliance through the term of that agreement. However, due to the uncertainties described, above, it is possible that a default under certain financial covenants may occur in the future. We believe, although difficult, that further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for 2010 are lower than our current projections and/or we do not successfully implement cost reduction plans, however, we could be at risk of default under the financial covenants of our Amended Credit Agreement during 2010. Our ability to maintain compliance under the financial covenants of our Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2010. If we default on the covenants under the Amended Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on our business, financial condition and liquidity. Because our Amended Credit Agreement contains cross-default provisions, triggering a default provision under our Amended Credit Agreement may require us to repay all debt outstanding under the credit facilities, including any amounts outstanding under our senior secured revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict our ability to draw additional funds under the revolving senior secured credit facility. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, we may be required to agree to other adverse economic changes to our Amended Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for any such waiver. If we are not able to comply with revised terms and conditions under our Amended Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that we will be able to obtain additional sources of liquidity on terms acceptable to us, or at all, which would have a material adverse effect on our business and financial condition.
During December 2007, we repurchased 447,654 shares of our common stock for $7.7 million which were funded through cash flows from operations. During 2008 and 2009, we did not repurchase any common stock. Our Amended Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15 million in aggregate over the term of the facility. As of December 31, 2009 we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with our credit facility.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment. We expect that the decreased level of acquisition activity during 2009 will continue in the near future.
Debt Obligations
Credit Facilities. On December 6, 2007, we entered into a Credit and Guaranty Agreement (“Credit Agreement”). The Credit Agreement provided for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the then existing Second Amended and Restated Credit and Guaranty Agreement.
Loans under our Credit Agreement bore interest, at our option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate will be determined based upon our leverage ratio (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. In the event of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Credit Agreement contains covenants which, among other things, require us to maintain a minimum interest coverage ratio of 2.25:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.50:1.00 in 2009, 2.75:1:00 in 2010, 3.00:1.00 in 2011 and 2012. The covenant ratios were assessed quarterly and calculated on a trailing 12 months basis. The Credit Agreement also contains customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the our obligations thereunder. The Credit Agreement is secured by substantially all of our assets.
On October 5, 2009, we entered into our Amended Credit Agreement to, among other things:
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
In exchange for the terms set forth in the Amended Credit Agreement, we agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million) which amounted to $1.3 million. In addition, we agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended Credit Agreement an amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan amount commitment which amounted to $0.4 million. We also paid customary arrangement and service fees of $2.0 million in connection with the Amended Credit Agreement. Total fees amounted to $3.7 million of which $2.1 million was capitalized into Deferred Financing Costs and $1.6 million was expensed under interest expense for 2009.
Term loans under the Amended Credit Agreement are amortized over the term with the final payment due on December 6, 2012. Amounts borrowed under the revolving credit facility under the Amended Credit Agreement must be repaid by December 6, 2012. Outstanding obligations under the Amended Credit Agreement may be prepaid in whole or in part without premium or penalty.
As of December 31, 2009, we were in compliance with the financial covenants in our Amended Credit Agreement. Our trailing twelve months key financial covenant ratios as of December 31, 2009 were 2.51:1.00 for Interest Coverage, 1.14:1.00 for Fixed Charge Coverage, 2.57:1.00 for Leverage and 2.37:1.00 for Senior Secured Leverage. Refer to our discussion above on page 37 regarding our projected compliance with 2010 debt covenants.
On December 19, 2007, we entered into a swap transaction in order to hedge the floating interest rate risk on our long term variable rate debt (the “Swap Transaction”). Under the terms of the Swap Transaction, we were required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty was obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the Swap Transaction was scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction had an effective date of March 31, 2008 and a termination date of December 6, 2012.
On October 2, 2009, we amended our Swap Transaction (the “Amended Swap Transaction”) to reduce our initial notional amount from $271.6 million to $210.8 million to hedge our then existing variable interest rate debt under the Amended Credit Agreement. As of December 31, 2009, the Amended Swap Transaction had a negative fair value of $10.9 million, of which $6.9 million was recorded in accrued expenses and $4.0 million was recorded in other long-term liabilities.

As of December 31, 2009 and 2008, we had standby letters of credit aggregated to $4.0 million. The standby letters of credit reduce our borrowing capacity under the revolving credit facility.
The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under our senior secured credit facilities.

	As of December 31, 2009			As of December 31, 2008
		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate
	(Dollars in thousands)
Term facility	$205,625	$—	8.10%	$261,250	$—	5.39%
Revolving facilities	1,523	46,073	6.00%	—	70,996

	$207,148	$46,073		$261,250	$70,996

In addition, under the revolving facility under our Amended Credit Agreement, we are required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on our leverage ratio at the time. We may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit. The Amended Credit Agreement allows us to borrow incremental term loans to the extent our senior secured leverage ratio (as defined in the Amended Credit Agreement) remains below 2.50:1.00.
In the fourth quarter of 2009, in connection with our China operations, we entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translates to $2.1 million as of December 31, 2009. Draws on the facilities are limited to 30 day periods and incur a fee of .05% of the amount drawn and no additional interest is charged.
Seller Notes. As of December 31, 2009, we had $21.8 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2010 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2009, and 2008, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Our future contractual obligations as of December 31, 2009, are as follows:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Debt obligations	$228,903	$34,603	$194,300	$—	$—
Capital lease obligations	45,328	18,917	21,725	4,679	7
Interest on long-term debt and capital leases (1)	46,168	20,793	25,092	283	—
Operating lease	88,867	28,449	35,245	14,958	10,215
ASC 740 liability (2)	—	—	—	—	—

Total	$409,266	$102,762	$276,362	$19,920	$10,222

(1)	Interest on long-term debt is inclusive of our interest rate Swap Transaction.

(2)	ASC 740, formerly FIN 48, Accounting for Uncertainty in Income Taxes, Liability. As a result of the adoption of ASC 740, we have a $1.8 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented above because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 8 “Income Taxes” to our Consolidated Financial Statements included in this report for additional discussion).

Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits or revenues in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2009, the maximum amount that may be required to be paid out under existing earnout agreements is $2.9 million, in the aggregate, between 2009 and 2014.
Critical Accounting Policies
Our management prepares financial statements in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and other factors that we believe are reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the Consolidated Financial Statements. We believe the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our Consolidated Financial Statements to be the following: impairment of long-lived assets; goodwill and other intangible assets; revenue recognition; allowance for doubtful accounts; commitments and contingencies; and stock-based compensation.
Impairment of Long-Lived Assets
We periodically assess potential impairments of long-lived assets in accordance with the provisions of ASC 360. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we considered include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value, if available, or discounted cash flows, if not.
Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic recession. As a result of this, our earnings outlook has declined and we recorded a goodwill impairment of $37.4 million in the third quarter of 2009 (see the section entitled “Goodwill and Other Intangible Assets” below). Before assessing our goodwill for impairment, we evaluated, as described above, the long-lived assets in our operating segments for impairment given the reduced level of expected sales, profits and cash flows. Based on this assessment, we determined that there was an impairment of long-lived assets for our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge in the third quarter of 2009 to reduce the carrying value of other intangible assets by $0.8 million.
Goodwill and Other Intangible Assets
We assess goodwill at least annually for impairment as of September 30, or more frequently if events and circumstances indicate that goodwill might be impaired. We concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators to require us to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic recession and revised forecasted future earnings. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on our annual goodwill impairment assessment, we recorded a $37.4 million impairment in the third quarter of 2009. We continue to assess, among other things, the current economic recession, reporting unit and consolidated performance against plan, and the outlook for our business and industry in general. A downward trend in one or more of these factors, or a significant decrease in our stock price, could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Given the current economic environment, we have and will continue to monitor the need to test our intangibles for impairment as required by ASC 805. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2009 that would require an additional impairment test.

During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008. The result of such analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom had a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million.
Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of our reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The results of our analysis indicated that 11 of our reporting units, nine in the United States, one in the United Kingdom and one in Canada, had a goodwill impairment as of September 30, 2009. Accordingly, we recorded a pretax, non-cash charge in the third quarter of 2009 to reduce the carrying value of goodwill by $37.4 million.
We determined the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. We considered market information in assessing the reasonableness of the fair value yielded under the income approach outlined above.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of our goodwill impairment analysis will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment analysis in the third quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment analysis is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. If the estimated fair value of our reporting units, as determined in our annual goodwill impairment analysis as of September 30, 2009, was overstated by 5 percent, it could potentially result in an additional goodwill impairment of $7.4 million. However as of December 31, 2009, the Company has met its projections, used in the September 30, 2009 analysis, and expects to continue to meet projections in the future.
In connection with acquisitions completed during the year ended December 31, 2009, we have applied the provisions of ASC 805, using the acquisition method of accounting. However, acquisitions completed prior to 2009 were accounted for by applying the former provisions of SFAS 141, pursuant to which the assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments. See Note 3 “Acquisitions” to our Consolidated Financial Statements included in this report.
Customer relationships and trade names acquired are amortized over their estimated useful lives of 13 (weighted average) and 20 years, respectively. Customer relationships are amortized using the accelerated method (based on customer attrition rates) and trade names are amortized using the straight-line method. The non-compete agreements are amortized over their weighted average term on a straight-line basis.
Revenue Recognition
We apply the provisions of ASC 605, formerly the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.

We recognize revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup.
We have established contractual pricing for certain large national customer accounts (“Global Services”). These contracts generally establish uniform pricing at all branches for Global Services. Revenues earned from our Global Services are recognized in the same manner as non-Global Services revenues.
Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.
Allowance for Doubtful Accounts
We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2009, 2008, and 2007, we recorded expenses of $3.0 million, $4.9 million, and $1.3 million, respectively, related to the allowance for trade receivables.
Commitments and Contingencies
In the normal course of business, we estimate potential future loss accruals related to legal, workers compensation, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.
Stock-Based Compensation
Effective January 1, 2006, we adopted ASC 718, formerly SFAS 123R (Revised 2004), Shared-Based Payment, using the modified prospective transition method. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In accordance with ASC 718-10, the remaining unvested options issued by us prior to our initial public offering are not included in our ASC 718 option pool. As a result unless subsequently modified, repurchased or canceled, such unvested options will not be included in stock-based compensation. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption FSP FAS 123(R-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, we used the “shortcut method” for determining the historical windfall tax benefit.
Total stock-based compensation for the years ended December 31, 2009, 2008 and 2007, on income before income taxes and net income was $4.9 million, $4.3 million and $3.5 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of ASC 718, the excess tax benefit resulting from stock-based compensation, in our Consolidated Statements of Cash Flows, are classified as cash flows from financing activities.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for disclosure on recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. We enter into derivative instruments to manage our exposure to changes in interest rates. These instruments allow us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount.

On December 19, 2007, we entered into the Swap Transaction in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we were required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty was obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap was scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments.
On October 2, 2009, we amended the Swap Transaction to reduce our initial notional amount from $271.6 million to $210.8 million to hedge our existing term loan debt after taking into effect the amendment to our credit facility in October of 2009.
The Swap Transaction has an effective date of March 31, 2008 and a termination date of December 6, 2012. At December 31, 2009, the Amended Swap Transaction had a negative fair value of $10.9 million of which $6.9 million was recorded in accrued expenses and $4.0 million was recorded in other long-term liabilities.
As of December 31, 2009, we had $274.2 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in our interest rate swap on our senior secured debt.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2009, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2009.
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

Changes in Internal Control Over Financial Reporting
There were no significant changes to internal control over financial reporting during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Reprographics Company
Walnut Creek, California
We have audited the internal control over financial reporting of American Reprographics Company (the ‘‘Company’’) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in accounting for noncontrolling interests in consolidated subsidiaries.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 26, 2010

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2009, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.
Certain Executive Officer Certifications
Our common stock is listed on the NYSE. As required by Section 303A.12 of the NYSE Listed Company Manual, we have filed as exhibits to this Annual Report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. On May 29, 2009, we submitted to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards, as required as required by Section 303A.12 of the NYSE Listed Company Manual. There were no qualifications to the certification.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2010 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2010 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2010 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP
PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2009, 2008 and 2007
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
(3) Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission:

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).

3.2	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).

10.1
Second Amended and Restated Credit and Guaranty Agreement dated as of December 21, 2005 by and among American Reprographics Company; American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, and the lenders named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 21, 2005).

10.2
First Amendment to Second Amended and Restated Credit and Guaranty Agreement dated effective as of July 17, 2006, by and among American Reprographics Company L.L.C., a California limited liability company, American Reprographics Company, a Delaware corporation, certain financial institutions listed in the signature pages thereto, Goldman Sachs Credit Partners L.P., as Sole Lead Arranger and Joint Bookrunner, JPMorgan Securities, Inc., as Joint Bookrunner, General Electric Capital Corporation, as Administrative Agent and as Collateral Agent and the Credit Support Parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 10-Q filed on August 14, 2006).

10.3
Second Amendment to Second Amended and Restated Credit and Guaranty Agreement dated as of April 27, 2007 by and among American Reprographics Company; American Reprographics Company, L.L.C.; American Reprographics Holdings, L.L.C.; certain subsidiaries of American Reprographics Company, L.L.C., or guarantors, the lenders named therein, Goldman Sachs Credit Partners L.P., as sole lead arranger, sole bookrunner and sole syndication agent, and General Electric Capital Corporation, as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 2, 2007).

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

10.6	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).ˆ

10.7	Amendment No. 2 to American Reprographics Company 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ˆ

10.8	Amendment No. 3 to American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ˆ

10.9
Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 16, 2005).ˆ

10.10
Form of American Reprographics Company Non-employee Directors — Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).ˆ

Number	Description

10.11
Amended and Restated American Reprographics Company 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).ˆ

10.12
Lease Agreement, dated November 19, 1997, between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.13
Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as FORD GRAPHICS GROUP, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.14
Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.15
Amendment to Lease for the premises commonly known as 835 West Julian Street, San Jose, CA by and between Sumo Holdings San Jose, LLC, Landlord, and American Reprographics Company, L.L.C. Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.16
Lease Agreement between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.17
Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.18
Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA by and between OCB, LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.19
Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA by and between Sumo Holdings Irvine LLC, Lessor, and OCB, LLC, Lessee, (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.20
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

10.22
Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 14, 2005).

Number	Description

10.23
Lease Agreement, dated December 7, 1995, between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24
Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook, Inc., Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.25
Second Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 1, 2006 by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook Inc., Tenant (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on March 1, 2007).

10.26
Lease Agreement, dated September 23, 2003, between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.27
Lease agreement dated November 19, 1997, between Dieterich-Post Company and Ford Graphics Group, L.L.C. (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 1, 2007).

10.28
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

10.31
Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ

10.32
Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ

10.33
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

10.35
First Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective November 18, 2005 (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ

10.36
Second Amendment to Employment Agreement between American Reprographics Company and Mr. Sathiyamurthy Chandramohan, effective March 17, 2006 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ

10.37
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).ˆ

10.38
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.39
First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ

10.40
Second Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective March 17, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ

10.41
Third Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, dated July 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 1, 2007).ˆ

10.42
Fourth Amendment to Executive Employment Agreement, dated March 11, 2009 by and between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 11, 2009).ˆ

10.43
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).ˆ

10.44
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.45
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.46
First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective April 17, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 8, 2008).ˆ

10.47
Second Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective December 22, 2008 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-K filed on February 27, 2009)ˆ

10.48
Third Amendment to Executive Employment Agreement, dated March 11, 2009, by and between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 11, 2009). ˆ

Number	Description

10.49
Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).ˆ

10.50
First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).ˆ

10.51
Executive Employment Agreement between American Reprographics Company and Mr. Jonathan R. Mather dated November 29, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on November 30, 2006).ˆ

10.52
First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Jonathan R. Mather, effective April 17, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2008).ˆ

10.53
Second Amendment to Executive Employment Agreement, dated March 11, 2009, by and between American Reprographics Company and Mr. Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 11, 2009). ˆ

10.54
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Jonathan R. Mather dated April 17, 2008 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on April 22, 2008). ˆ

10.55
2007 Bonus Plan, dated February 20, 2007, between American Reprographics Company and Mr. Jonathan R. Mather (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-K filed on February 27, 2008).ˆ

10.56
Executive Employment Agreement between American Reprographics Company and Dilantha Wijesuriya dated February 23, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 25, 2009). ˆ

10.57
First Amendment to Executive Employment Agreement, dated March 11, 2009, by and between American Reprographics Company and Mr. Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on March 11, 2009). ˆ

10.58
Indemnification Agreement dated February 23, 2009 between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 25, 2009).

10.59
Indemnification Agreement made as of December 4, 2006 between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K filed on March 1, 2007).

10.60
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

10.62
Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 31, 2005).

Number	Description

10.63
Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Mark W. Legg (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 31, 2005).

10.64
Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 31, 2005).

10.65
Indemnification Agreement made as of January 11, 2005 between American Reprographics Company and Edward D. Horowitz (incorporated by reference to Exhibit 10.42 to the Registrant’s Form 10-K filed on March 31, 2005).

10.66
Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K filed on March 31, 2005).

10.67
Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K filed on March 31, 2005).

10.68
Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).

10.69
Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K filed on March 16, 2006).

10.70
Indemnification Agreement made as of May 22, 2006, between American Reprographics Company and Eriberto R. Scocimara (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-K filed on March 1, 2007).

10.71
Indemnification Agreement made as of March 11, 2009, between American Reprographics Company and James F. McNulty (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2009).

10.72
Consulting Agreement dated February 28, 2007 between American Reprographics Company, L.L.C. and Legg Consulting L.L.C. (incorporated by reference to Exhibit 10.62 to the Registrant’s Form 10-K filed on March 1, 2007).

10.73
Consulting Agreement between Sathiyamurthy Chandramohan and American Reprographics Company, dated July 24, 2008 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on August 8, 2008). ˆ

10.74
Credit and Guaranty Agreement dated as of December 6, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., certain subsidiaries of American Reprographics Company, L.L.C., as guarantor, JPMorgan Chase Bank, N.A., as administrative agent and collateral agents, J.P. Morgan Securities, Inc. and Wachovia Capital Markets, LLC, as joint bookrunners and joint lead arrangers, and Wachovia Bank, National Association, as syndication agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 7, 2007).

10.75
Second Amendment to Credit and Guaranty Agreement dated as of October 5, 2009 by and among American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 6, 2009).

Number	Description

10.76
Security Agreement dated as of December 6, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., the other Grantors party thereto and JPMorgan Chase Bank, N.A. as collateral agent (incorporated by reference to Exhibit 10.58 to the Registrant’s Form 10-K filed on February 27, 2008).

10.77
ISDA Master Agreement dated as of December 19, 2007 by and among American Reprographics Company, American Reprographics Company, L.L.C., and Wells Fargo Bank N.A. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 26, 2007).

10.78
First Amended and Restated ISDA Confirmation dated October 2, 2009 by and among American Reprographics Company, American Reprographics Company, L.L.C., and Wells Fargo Bank N.A. (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on October 6, 2009).

10.79	Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009. * ˆ

10.80
Consent dated as of December 11, 2009, for the premises commonly known as 17721 Mitchell North, Irvine, CA by and between Sumo Holdings Irvine, LLC, OCB, LLC and American Reprographics Company, L.L.C.*

10.81
First Amendment and Waiver to Credit and Guaranty Agreement dated as of February 13, 2009 by and between American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank of America, N.A., and Wells Fargo Bank, N.A. *

10.82
Third Amendment to Credit and Guaranty Agreement dated as of December 16, 2009 by and among American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other lenders named therein.*

16.1
Letter from PricewaterhouseCoopers LLP addressed to the United States Securities and Exchange Commission,dated March 31, 2009 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on April 2, 2009).

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

ˆ	Indicates management contract or compensatory plan or agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY
By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer

Date: February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ JONATHAN R. MATHER Jonathan R. Mather	Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	February 26, 2010

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	February 26, 2010

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	February 26, 2010

/s/ JAMES F. MCNULTY James F. McNulty	Director	February 26, 2010

/s/ MARK W. MEALY Mark W. Mealy	Director	February 26, 2010

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Reprographics Company
Walnut Creek, California
We have audited the accompanying consolidated balance sheet of American Reprographics Company and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. Our audit also includes the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Reprographics Company and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its method of accounting for noncontrolling interests in consolidated subsidiaries.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Reprographics Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of American Reprographics Company at December 31, 2008 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2009, except for the effects of the change in the manner in which the Company accounts for noncontrolling interest in consolidated subsidiaries as discussed in Note 2, as to which the date is February 26, 2010

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$29,377	$46,542
Accounts receivable, net of allowances for accounts receivable of $4,685 and $5,424 at December 31, 2009 and December 31, 2008, respectively	53,919	77,216
Inventories, net	10,605	11,097
Deferred income taxes	5,568	5,831
Prepaid expenses and other current assets	7,011	11,976

Total current assets	106,480	152,662

Property and equipment, net	74,568	89,712
Goodwill	332,518	366,513
Other intangible assets, net	74,208	85,967
Deferred financing costs, net	4,082	3,537
Deferred income taxes	26,987	25,404
Other assets	2,111	2,136

Total assets	$620,954	$725,931

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,355	$25,171
Accrued payroll and payroll-related expenses	8,804	13,587
Accrued expenses	24,540	24,913
Current portion of long-term debt and capital leases	53,520	59,193

Total current liabilities	110,219	122,864

Long-term debt and capital leases	220,711	301,847
Other long-term liabilities	8,000	13,318

Total liabilities	338,930	438,029

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,112,653 and 45,674,810 shares issued and 45,664,999 and 45,227,156 shares outstanding in 2009 and 2008, respectively	46	46
Additional paid-in capital	89,982	85,207
Deferred stock-based compensation	—	(195)
Retained earnings	200,961	215,846
Accumulated other comprehensive loss	(7,273)	(11,414)

	283,716	289,490
Less cost of common stock in treasury, 447,654 shares in 2009 and 2008	7,709	7,709

Total American Reprographics Company stockholders’ equity	276,007	281,781
Noncontrolling interest	6,017	6,121

Total stockholders’ equity	282,024	287,902

Total liabilities and stockholders’ equity	$620,954	$725,931

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Reprographics services	$350,491	$518,062	$513,630
Facilities management	97,401	120,983	113,848
Equipment and supplies sales	53,657	61,942	60,876

Total net sales	501,549	700,987	688,354
Cost of sales	323,360	415,715	401,317

Gross profit	178,189	285,272	287,037
Selling, general and administrative expenses	115,020	154,728	143,811
Litigation gain	—	—	(2,897)
Amortization of intangible assets	11,367	12,004	9,083
Goodwill impairment	37,382	35,154	—
Impairment of long-lived assets	781	—	—

Income from operations	13,639	83,386	137,040
Other income, net	(171)	(517)	—
Interest expense, net	25,781	25,890	24,373
Loss on early extinguishment of debt	—	—	1,327

(Loss) income before income tax provision	(11,971)	58,013	111,340
Income tax provision	3,018	21,200	42,203

Net (loss) income	(14,989)	36,813	69,137
Loss (income) attributable to noncontrolling interest	104	(59)	—

Net (loss) income attributable to American Reprographics Company	$(14,885)	$36,754	$69,137

(Loss) earnings per share attributable to American Reprographics Company shareholders:
Basic	$(0.33)	$0.82	$1.52

Diluted	$(0.33)	$0.81	$1.51

Weighted average common shares outstanding:
Basic	45,123,110	45,060,482	45,421,498
Diluted	45,123,110	45,398,086	45,829,010
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands, except per share data)

	American Reprographics Company Shareholders
						Accumulated
	Common Stock		Additional			Other	Common		Total
		Par	Paid-In	Deferred	Retained	Comprehensive	Stock in	Noncontrolling	Stockholders’
	Shares	Value	Capital	Compensation	Earnings	Loss	Treasury	Interest	Equity
Balance at December 31, 2006	45,346,099	$45	$75,465	$(1,224)	$109,955	$3	$—	$—	$184,244
Stock-based compensation	41,524		2,917	551					3,468
Issuance of common stock under Employee Stock Purchase Plan	4,600		100						100
Stock options exercised	169,550	1	1,108						1,109
Net tax benefit from stock-based compensation			1,563						1,563
Comprehensive income
Net income					69,137				69,137
Foreign currency translation						676			676
Gain (loss) on derivative, net of tax effect						(937)			(937)

Comprehensive income									68,876
Purchase of treasury shares	(447,654)						(7,709)	—	(7,709)

Balance at December 31, 2007	45,114,119	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$—	$251,651
Stock-based compensation	78,250		3,812	478					4,290
Issuance of common stock under Employee Stock Purchase Plan	3,087		35						35
Stock options exercised	31,700		177						177
Net Tax benefit from stock-based compensation			30						30
Noncontrolling interest resulting from business combinations								6,062	6,062
Comprehensive income
Net income					36,754			59	36,813
Foreign currency translation						(1,989)			(1,989)
Gain (loss) on derivative, net of tax effect						(9,167)			(9,167)

Comprehensive income									25,657

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902
Stock-based compensation	396,012		4,697	195					4,892
Issuance of common stock under Employee Stock Purchase Plan	30,031		164						164
Stock options exercised	11,800		63						63
Tax deficiency from stock-based compensation, net of tax benefit			(149)						(149)
Comprehensive loss
Net loss					(14,885)			(104)	(14,989)
Foreign currency translation						823			823
Gain (loss) on derivative, net of tax effect						3,318			3,318

Comprehensive loss									(10,848)

Balance at December 31, 2009	45,664,999	$46	$89,982	$—	$200,961	$(7,273)	$(7,709)	$6,017	$282,024

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net (loss) income	$(14,989)	$36,813	$69,137
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	3,044	4,966	1,315
Depreciation	38,176	38,117	30,362
Amortization of intangible assets	11,367	12,004	9,083
Amortization of deferred financing costs	1,357	1,267	515
Goodwill impairment	37,382	35,154	—
Impairment of long-lived assets	781	—	—
Stock-based compensation	4,892	4,289	3,469
Excess tax benefit related to stock-based compensation	(18)	(30)	(1,563)
Deferred income taxes	(4,477)	(10,172)	5,318
Write-off of deferred financing costs	190	313	1,327
Litigation charge (gain)	—	—	(3,315)
Other noncash items, net	(199)	(284)	(406)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	21,099	21,556	(446)
Inventory	1,344	3,134	694
Prepaid expenses and other assets	6,302	(1,101)	44
Litigation settlement payment	—	—	(10,500)
Accounts payable and accrued expenses	(8,826)	(18,760)	(3,648)

Net cash provided by operating activities	97,425	127,266	101,386

Cash flows from investing activities
Capital expenditures	(7,506)	(9,033)	(8,303)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(3,527)	(23,916)	(132,739)
Restricted cash	—	937	7,911
Other	1,684	1,205	443

Net cash used in investing activities	(9,349)	(30,807)	(132,688)

Cash flows from financing activities
Proceeds from stock option exercises	63	177	1,108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	164	35	100
Treasury stock repurchase	—	—	(7,709)
Excess tax benefit related to stock-based compensation	18	30	1,563
Proceeds from borrowings under long-term debt agreements	—	—	325,000
Payments on long-term debt agreements and capital leases	(105,008)	(51,850)	(292,685)
Net borrowings (repayments) under revolving credit facility	1,523	(22,000)	22,000
Payment of loan fees	(2,092)	(726)	(5,024)

Net cash (used in) provided by financing activities	(105,332)	(74,334)	44,353

Effect of foreign currency translation on cash balances	91	(385)	109

Net change in cash and cash equivalents	(17,165)	21,740	13,160
Cash and cash equivalents at beginning of period	46,542	24,802	11,642

Cash and cash equivalents at end of period	$29,377	$46,542	$24,802

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$24,733	$26,111	$27,728

Income taxes	$2,507	$33,939	$41,840

Noncash investing and financing activities:
Capital lease obligations incurred	$16,181	$34,561	$35,263
Issuance of subordinated notes in connection with the acquisition of businesses	$466	$10,414	$23,758
Accrued liabilities in connection with the acquisition of businesses	$—	$100	$570
Accrued liabilities in connection with deferred financing fees	$—	$—	$663
Gain (loss) on derivative, net of tax effect	$3,318	$(9,167)	$(937)
Contribution from noncontrolling interest	$—	$6,062	$—
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.
All subsequent events have been evaluated through the date the Consolidated Financial Statements were issued.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Actual results could differ from those estimates and such differences may be material to the Consolidated Financial Statements.
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, the United Kingdom and China, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2.5% of net sales during the years ended December 31, 2009, 2008 and 2007.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 33%, 36% and 42% for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely effect results.
Purchases from the Company’s three largest vendors during the years ended December 31, 2009, 2008 and 2007 comprised approximately 51%, 42%, and 47% respectively, of the Company’s total purchases of inventory and supplies.
Allowance for Doubtful Accounts
The Company performs periodic credit evaluations of the financial condition of its customers, monitor collections and payments from customers, and generally do not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2009, 2008, and 2007 the Company recorded expenses of $3,044, $4,966 and $1,315, respectively, related to the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2009 and 2008, the reserves for inventory obsolescence amounted to $595 and $555, respectively.
Property and Equipment
Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, as follows:

Buildings	10-20 years
Leasehold improvements	10-20 years or lease term, if shorter
Machinery and equipment	3-7 years
Furniture and fixtures	3-7 years
Assets acquired under capital lease arrangements are included in machinery and equipment and are recorded at the present value of the minimum lease payments and are depreciated using the straight-line method over the life of the asset or term of the lease, whichever is shorter. Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized. Gains or losses on the sale or disposal of property and equipment are reflected in operating income.
The Company accounts for computer software costs developed for internal use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, formerly Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4 “Property and Equipment”) includes $2,317 and $2,760 of capitalized software development costs as of December 31, 2009 and 2008, respectively, net of accumulated amortization of $14,355 and $13,111 as of December 31, 2009 and 2008, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $1,245, $2,128 and $1,769 during the years ended December 31, 2009, 2008 and 2007, respectively.
Impairment of Long-Lived Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, formerly Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value, if available, or discounted cash flows, if not.

The operating segments of the Company are being negatively impacted by the drop in commercial and residential construction resulting from the current economic recession. As a result of this, the Company’s earnings outlook has declined and the Company recorded a goodwill impairment of $37.4 million in the third quarter of 2009 (see the section entitled “Goodwill and Other Intangible Assets” below). Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its operating segments for impairment given the reduced level of expected sales, profits and cash flows. Based on this assessment, the Company determined that there was an impairment of long-lived assets for its operating segment in the United Kingdom. Accordingly, the Company recorded a pretax, non-cash charge in the third quarter of 2009 to reduce the carrying value of other intangible assets by $0.8 million.
Goodwill and Other Intangible Assets
The Company assesses goodwill at least annually for impairment as of September 30, or more frequently if events and circumstances indicate that goodwill might be impaired. The Company concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators to require the Company to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic recession and revised forecasted future earnings. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on the Company’s annual goodwill impairment assessment, the Company recorded a $37.4 million impairment in the third quarter of 2009. The Company continues to assess, among other things, the current economic recession, reporting unit and consolidated performance against plan, and the outlook for the Company’s business and industry in general. A downward trend in one or more of these factors, or a significant decrease in its stock price, could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Given the current economic environment, the Company has and will continue to monitor the need to test its intangibles for impairment as required by ASC 805, formerly SFAS No. 141 (Revised 2007), Business Combinations. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2009 that would require an additional impairment test.
During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in market capitalization, the Company concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008. The result of the Company’s analysis indicated that eight of the Company’s reporting units, six in the United States, one in Canada, and one in the United Kingdom had a goodwill impairment. Accordingly, the Company recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million.
Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the Company’s reporting units to their carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference. The results of the Company’s analysis indicated that 11 of the Company’s reporting units, nine in the United States, one in the United Kingdom and one in Canada, had a goodwill impairment as of September 30, 2009. Accordingly, the Company recorded a pretax, non-cash charge in the third quarter of 2009 to reduce the carrying value of goodwill by $37.4 million.
The Company determines the fair value of the Company’s reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates, and future market conditions, among others. The Company considered market information in assessing the reasonableness of the fair value yielded under the income approach outlined above.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment analysis will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment analysis in the third quarter of 2010 or prior to that, if any such change constitutes a triggering event outside of the quarter from when the annual goodwill impairment analysis is performed. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
In connection with acquisitions completed during the year ended December 31, 2009, the Company has applied the provisions of ASC 805, using the acquisition method of accounting. However, acquisitions completed prior to 2009 were accounted for by applying the former provisions of SFAS No. 141, Business Combinations, (“SFAS 141”). The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are summarized as follows:

		Accumulated	Net Carrying
	Gross Goodwill	Impairment Loss	Amount
January 1, 2008	$382,519	$—	$382,519
Additions	20,004	—	20,004
Goodwill impairment	—	35,154	(35,154)
Translation adjustment	(856)	—	(856)

December 31, 2008	401,667	35,154	366,513
Additions	3,136	—	3,136
Goodwill impairment	—	37,382	(37,382)
Translation adjustment	251	—	251

December 31, 2009	$405,054	$72,536	$332,518

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments. See Note 3 “Acquisitions”.
Customer relationships and trade names acquired are amortized over their estimated useful lives of 13 (weighted average) and 20 years, respectively. Customer relationships are amortized using the accelerated method (based on customer attrition rates) and trade names are amortized using the straight-line method. The non-compete agreements are amortized over their weighted average term on a straight-line basis.
The following table sets forth the Company’s preliminary estimate of other intangible assets resulting from business acquisitions at December 31, 2009 and December 31, 2008, which continue to be amortized:

	December 31, 2009			December 31, 2008
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
	(Dollars in thousands)			(Dollars in thousands)
Amortizable other intangible assets:
Customer relationships	$96,219	$39,243	$56,976	$96,574	$29,233	$67,341
Trade names and trademarks	20,294	3,139	17,155	20,359	2,126	18,233
Non-Compete Agreements	303	226	77	1,278	885	393

	$116,816	$42,608	$74,208	$118,211	$32,244	$85,967

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next five fiscal years, and thereafter are as follows:

2010	$10,071
2011	9,122
2012	8,227
2013	7,323
2014	6,514
Thereafter	32,951

$74,208

Deferred Financing Costs
Direct costs incurred in connection with indebtedness agreements are capitalized as incurred and amortized based on the effective interest method for the term loan credit facility and on the straight line method for the senior secured revolving credit facility. At December 31, 2009 and 2008, the Company had deferred financing costs of $4,082 and $3,537, respectively, net of accumulated amortization of $2,708 and $1,351, respectively.
In December 2007, the Company wrote off $876 of deferred financing costs due to the extinguishment, in full, of its Second Amended and Restated Credit and Guaranty Agreement. The total write off for 2007 was $1,327, including the termination of the interest rate collar. The Company added $5,254 of deferred financing costs related to its Credit and Guaranty Agreement (the “Credit Agreement”) dated December 6, 2007. In 2008, the Company wrote off $313 of deferred financing costs. During 2009, the Company added $2,092 of deferred financing costs and wrote off $190 of deferred financing costs related to the amendment to the Credit Agreement (“Amended Credit Agreement”) described in Note 5 “Long-Term Debt”.
Derivative Financial Instruments
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
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2009 for its term loan credit facility is $205.6 million and $21.8 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility approximates its carrying value, and the fair value of its subordinated notes payable is approximately $19.6 million as of December 31, 2009.
Interest rate hedge agreements: The fair value of the interest rate swap (the “Swap Transaction”) is based on market interest rates using a discounted cashflow model and an adjustment for counterparty risk. See Note 7 “Fair Value Measurements” for further information.
Insurance Liability
The Company maintains a high deductible insurance policy for a significant portion of its risks and associated liabilities with respect to workers’ compensation. The accrued liabilities associated with this program are based on the Company’s estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to the Company, as of the balance sheet date. The Company’s estimated liability is not discounted and is based on information provided by the Company’s insurance brokers and insurers, combined with the Company’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation, and the Company’s claims settlement practices.

Commitments and Contingencies
In the normal course of business, the Company estimates potential future loss accruals related to legal, workers compensation, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.
Revenue Recognition
The Company applies the provisions of ASC 605, formerly the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.
The Company recognizes revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup.
The Company has established contractual pricing for certain large national customer accounts (“Global Services”). These contracts generally establish uniform pricing at all operating segments for Global Services. Revenues earned from the Company’s Global Services are recognized in the same manner as non-Global Services revenues.
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $22,617, $39,375, and $41,437 for the years ended December 31, 2009, 2008, and 2007 respectively.
Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2009, 2008 and 2007.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.
Comprehensive Loss
The Company’s comprehensive loss includes foreign currency translation adjustments and changes in the fair value of the Swap Transaction, net of taxes, which qualifies for hedge accounting.
Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
Segment and Geographic Reporting
The provisions of ASC 280, formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and performance objectives, the Company is deemed to operate as a single reportable segment.
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States, have been small but growing. See table below for revenues and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations.

	2009			2008			2007
	U.S.	Foreign	Total	U.S.	Foreign	Total	U.S.	Foreign	Total
Revenues from external customers	$473,355	$28,194	$501,549	$676,742	$24,245	$700,987	$675,108	$13,246	$688,354
Long-lived assets, net	$478,489	$8,998	$487,487	$538,056	$9,809	$547,865	$552,434	$8,536	$560,970
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $2,113, $3,233, and $3,641 during the years ended December 31, 2009, 2008 and 2007, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

Income Taxes
The Company accounts for income taxes under an asset and liability approach. The objective is to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Deferred tax liabilities or assets reflect temporary differences between the amounts of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. Additionally, the Company assesses the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, the Company establishes a valuation allowance. As of December 31, 2009, the Company believes that all its deferred tax assets are recoverable.
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
Stock-Based Compensation
Effective January 1, 2006, the Company adopted ASC 718, formerly SFAS 123R (Revised 2004), Shared-Based Payment, using the modified prospective transition method. Under this transition method, stock-based compensation was recognized for: (i) expense related to the remaining unvested portion of all stock option awards granted in 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation; and (ii) expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of ASC 718. In accordance with ASC 718-10, the remaining unvested options issued by the Company prior to its initial public offering are not included in its ASC 718 option pool. As a result unless subsequently modified, repurchased or canceled, such unvested options will not be included in stock-based compensation. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption FSP FAS 123(R-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company used the “shortcut method” for determining the historical windfall tax benefit.
Total stock-based compensation for the years ended December 31, 2009, 2008 and 2007, on income before income taxes and net income was $4.9 million, $4.3 million and $3.5 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of ASC 718, the excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.
The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2009, 2008 and 2007, was $3.34, $6.01, and $11.85 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the year ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008
Weighted average assumptions used:
Risk free interest rate	0.95%	2.79%
Expected volatility	43.1%	32.70%
Expected dividend yield	0.00%	0.00%
The expected option term of 6.00 years for options vesting over a 3 year period, 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in ASC 718-10, were used for options granted during fiscal year 2009 and 2008. The Company concluded that the use of ASC 718-10’s “simplified” method is a more reasonable estimate for determining the expected term of options as the Company’s initial public offering was in 2005 and does not have sufficient historical information.

For fiscal year 2009 and 2008, expected stock price volatility is based on a blended rate which combines the Company’s recent historical volatility with that of its peer groups for a period equal to the expected term. This blended method provides better information about future stock-price movements, until the Company has a more reliable historical period to rely upon. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 6.19% in 2009 and 3.77% in 2008 based on the Company’s historical forfeiture rate. The Company reviews its forfeiture rate at least on an annual basis.
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements to existing technology and are expensed as incurred. In total, research and development amounted to $4,011, $5,129 and $5,468 during the fiscal years ended December 31, 2009, 2008 and 2007, respectively.
Sales Taxes
The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 2.3 million, 1.5 million and 1.2 million common stock options excluded for anti-dilutive effects for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s 2005 Stock Plan.
Basic and diluted earnings per common share were calculated using the following options for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Weighted average common shares outstanding during the period — basic	45,123,110	45,060,482	45,421,498
Effect of dilutive stock options	—	337,604	407,512

Weighted average common shares outstanding during the period — diluted	45,123,110	45,398,086	45,829,010

There were no adjustments to net (loss) income in calculating basic or diluted earnings per share.
Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures, improving disclosures about Fair Value Measurements (“ASU 2010-06”). This update provides amendments to the criteria of ASC 820-10, Fair Value Measurements and Disclosures. The amendments to this update require (i) new disclosures for transfers in and out of level 1 and 2, and activity in level 3 fair value measurements, (ii) provides amendments that clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques and (iii) includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for financial statements issued for years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, that the adoption of ASU 2010-06 may have on its Consolidated Financial Statements.
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
In May 2009, the FASB issued ASC 855, formerly SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC 855 is effective for interim and annual periods ending after June 15, 2009. The Company adopted the provisions of ASC 855 effective June 30, 2009. See Note 1 “Description of Business and Basis of Presentation” for required disclosures.
In December 2007, the FASB issued ASC 805. ASC 805 establishes the principles and requirements for how an acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC 805 makes some significant changes to existing accounting practices for acquisitions. ASC 805 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. The initial adoption of ASC 805, did not have a material impact on the Company’s Consolidated Financial Statements. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued ASC 805-20, formerly FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. ASC 805-20, addresses application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-20 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The initial adoption of ASC 805-20, did not have a material impact on the Company’s Consolidated Financial Statements. Currently, the Company is not a party to any agreements, or engaged in any negotiations regarding a material acquisition.
In April 2009, the FASB issued ASC 825-10-65, formerly FSP FAS No. 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments. ASC 825-10-65 requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. ASC 825-10-65 also amends former APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective for interim reporting periods ending after June 15, 2009; early adoption is permitted for periods ending after March 15, 2009. The Company disclosed required Fair Value Measurements disclosures on the Consolidated Financial Statements.
In June 2008, the FASB issued ASC 260-10, formerly FSP Emerging Issues Task Force, (“EITF”) No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. ASC 260-10 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC 260. ASC 260-10 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. ASC 260-10 is effective for calendar-year companies beginning January 1, 2009. The adoption of ASC 260-10, did not have a material impact on the Company’s Consolidated Financial Statements.
In April 2008, the FASB issued ASC 350-30, formerly FSP No. FAS 142-3, Determination of the Useful Life of Intangible Asset, (“350-30”). ASC 350-30 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350. ASC 350-30 is effective for calendar-year companies beginning January 1, 2009. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The adoption of ASC 350-30, did not have a material impact on the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued ASC 815-10, formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No.133. This Standard requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under, ASC 815; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. ASC 815-10 became effective beginning with the first quarter of 2009. See Note 7 “Fair Value Measurements” for required disclosures.
In December 2007, the FASB issued ASC 810-10-65, formerly SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51, which addresses the accounting and reporting framework for noncontrolling interests by a parent company. ASC 810-10-65 also addresses disclosure requirements to distinguish between interests of the parent and interests of the noncontrolling owners of a subsidiary. ASC 810-10-65 became effective in the first quarter of 2009, which resulted in reporting noncontrolling interest as a component of equity in the Company’s Consolidated Balance Sheets and below income tax expense in the Company’s Consolidated Statements of Operations. In addition, the provisions of ASC 810-10-65 require that minority interest be renamed noncontrolling interests and that a company presents a consolidated net income measure that includes the amount attributable to such noncontrolling interests for all periods presented. As required by ASC 810-10-65, the Company has retrospectively applied the presentation to its prior year balances in the Company’s Consolidated Financial Statements.
3. ACQUISITIONS
During 2009, the Company acquired the assets and liabilities of two reprographics companies in the United States and one Chinese reprographics company. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $2,936, for which the Company paid $2,470 in cash and issued $466 of notes payable to the former owners of the acquired companies.
During 2008, the Company acquired the assets and liabilities of 13 reprographics companies of which 11 were in the United States, one in Canada and one in the United Kingdom. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $31,929, for which the Company paid $21,515 in cash and issued $10,414 of notes payable to the former owners of the acquired companies.
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
The Company accounts for its investment in UDS under the purchase method of accounting, in accordance with ASC 805. UDS is consolidated in the Company’s financial statements from the date of commencement. Noncontrolling interest, which represents the 35 percent non-controlling interest in UDS, is reflected on the Company’s Consolidated Financial Statements.
During 2007, the Company acquired the assets and liabilities of 19 reprographics companies, of which 17 were in the United States and two were in Canada. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $146,301, for which the Company paid $122,543 in cash and issued $23,758 of notes payable to the former owners of the acquired companies.
The results of operations of the companies acquired during the years ended December 31, 2009, 2008 and 2007 have been included in the Consolidated Financial Statements from their respective dates of acquisition.
For U.S. income tax purposes, $2,466, $23,619, and $114,474 of goodwill and intangibles resulting from acquisitions completed during the years ended December 31, 2009, 2008 and 2007, respectively, are amortized over a 15-year period. None of the Company’s acquisitions were related or contingent upon any other acquisitions.

During 2009, the Company’s acquisitions were not material individually, or in the aggregate. Thus, the impact of these acquisitions on the Company’s Consolidated Balance Sheets was immaterial. The assets and liabilities of the entities acquired and business ventures entered into during 2008 are as follows:

December 31,
2008
Purchase price	$31,929

Cash and cash equivalents	431
Accounts receivable	6,186
Property and equipment	2,749
Inventories	2,889
Other assets	601

Total assets	12,856

Accounts payable and other liabilities	3,757
Capital Leases	580
Minority Interest	6,062

Net assets acquired	2,457

Excess purchase price over net tangible assets acquired	$29,472

Intangible assets:
Customer relationships	$10,208
Trade names	2,016
Non-compete agreements	—
Goodwill	17,248

$29,472

For 2008 acquisitions, customer relationships and trade names acquired are amortized over their estimated useful lives of 11 and 20 years, respectively.
The following summary presents the Company’s unaudited pro forma results, as if the 2008 and 2007 acquisitions had been completed at the beginning of the year of acquisition and the prior year. The proforma results of the 2009 acquisitions would not have had a material impact on the Company’s Consolidated Statements of Operations in 2009 and 2008:

	Year ended December 31,
	2008	2007
	(Dollars in thousands, except per share data)

Net sales	$725,202	$804,979
Net income	$37,482	$71,993

Earnings per share — basic	$0.83	$1.59
Earnings per share — diluted	$0.83	$1.57
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
Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. Accrued expenses in the accompanying Consolidated Balance Sheets include $0 and $100 of Earnout Payments payable as of December 31, 2009 and 2008, respectively, to former owners of acquired companies based on the earnings or revenues of acquired entities. The increase to goodwill as of December 31, 2009 and 2008 as a result of the Earnout Payments was $1,142 and $1,692, respectively.
The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2009 is approximately $2,905.

The Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities. The net increase to goodwill as of December 31, 2009 and 2008 as a result of purchase price adjustments was $139 and $1,064, respectively.
4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2009	2008
Machinery and equipment	$233,292	$225,020
Buildings and leasehold improvements	20,768	23,504
Furniture and fixtures	4,850	5,839

	258,910	254,363
Less accumulated depreciation	(184,342)	(164,651)

	$74,568	$89,712

Depreciation expense was $38,176, $38,117, and $30,362 for the years ended December 31, 2009, 2008, and 2007, respectively.
The two facilities that the Company owns are subject to liens under its credit facilities.
5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	December 31,
	2009	2008
	(Dollars in thousands)

Borrowings from foreign Revolving Credit Facilities; 6.0% interest rate at December 31, 2009; principal payable through January 2010	$1,523	$—

Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (weighted average 8.1% and 5.4% interest rate at December 31, 2009 and December 31, 2008, respectively, inclusive of interest rate Swap Transaction); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	205,625	261,250

Various subordinated notes payable; weighted average 6.2% and 6.2% interest rate at December 31, 2009 and December 31, 2008, respectively; principal and interest payable monthly through June 2012	21,755	35,376

Various capital leases; weighted average 9.2% and 9.1% interest rate at December 31, 2009 and December 31, 2008, respectively; principal and interest payable monthly through January 2015	45,328	64,414

	274,231	361,040
Less current portion	(53,520)	(59,193)

	$220,711	$301,847

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
Loans to the Company under the Credit Agreement bear interest, at the Company’s option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate is determined based upon the leverage ratio (as defined in the Credit Agreement), with a minimum and maximum applicable rate of 0.25% and 0.75%, respectively, for base rate loans and a minimum and maximum applicable rate of 1.25% and 1.75%, respectively, for LIBOR loans. In the event of certain events of default all amounts due under the Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.

The Credit Agreement contains covenants which, among other things, required the Company to maintain a minimum interest coverage ratio of 2.25:1.00, minimum fixed charge coverage ratio of 1.10:1.00, and maximum leverage ratio of 3.00:1.00. The minimum interest coverage ratio increases to 2.50:1.00 in 2009, 2.75:1:00 in 2010, 3.00:1.00 in 2011 and 2012. The Credit Agreement also contained customary events of default, including failure to make payments when due under the Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Credit Agreement is secured by substantially all of the assets of the Company.
In addition, under the revolving facility under the Credit Agreement, the Company is required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on the Company’s leverage ratio at the time. The Company may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit.
The Credit Agreement allowed the Company to borrow incremental term loans to the extent the Company’s senior secured leverage ratio (as defined in the Credit Agreement) remains below 2.50:1.00.
On October 5, 2009 the Company entered into an amendment to the Credit Agreement (the “Amended Credit Agreement”) to, among other things:
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

In exchange for the terms set forth in the Amended Credit Agreement, the Company agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million) which amounted to $1.3 million. In addition, the Company agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended Credit Agreement an amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan commitment which amounted to $0.4 million. The Company also paid customary arrangement and service fees of $2.0 million in connection with the Amended Credit Agreement. Total fees amounted to $3.7 million of which $2.1 million was capitalized into Deferred Financing Costs and $1.6 million was expensed under interest expense for 2009.
In the fourth quarter of 2009, in conjunction with its China operations, the Company entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translates to $2.1 million as of December 31, 2009. Draws on the facilities are limited to 30 day periods and incur a fee of .05% of the amount drawn and no additional interest is charged.
Despite the recent downturn in the economy, the Company’s cash position remains strong. The Company had $29.4 million of cash and cash equivalents as of December 31, 2009. The Company believes its 2010 projected operating cash flows will be sufficient to cover all of its debt service requirements, working capital needs and budgeted capital expenditures. However, further significant reductions from the Company’s fourth quarter 2009 EBITDA levels may potentially trigger default provisions under the Amended Credit Agreement. As the impact and ramifications of the current economic downturn become known, the Company will continue to adjust their operations accordingly.
Based on the 2010 projected revenue, the Company is implementing operational plans that it believes will enable it to achieve EBITDA and the related operating expenses at such levels that will allow it to remain in compliance with the financial covenants under its Amended Credit Agreement. As of December 31, 2009, the Company was in compliance with the financial covenants in its Amended Credit Agreement. The Company’s trailing twelve months key financial covenant ratios as of December 31, 2009 were 2.51:1.00 for Interest Coverage, 1.14:1.00 for Fixed Charge Coverage, 2.57:1.00 for Leverage and 2.37:1.00 for Senior Secured Leverage. The Company believes that, although difficult, further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for 2010 are lower than the current projections and/or the Company does not successfully implement cost reduction plans, however, it could be at risk of default under the financial covenants of its Amended Credit Agreement during 2010. The Company’s ability to maintain compliance under the financial covenants of its Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2010. If the Company defaults on the covenants under the Amended Credit Agreement and is unable to obtain waivers from its lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on its business, financial condition and liquidity. Because its Amended Credit Agreement contains cross-default provisions, triggering a default provision under its Amended Credit Agreement may require it to repay all debt outstanding under the credit facilities, including any amounts outstanding under its revolving senior secured (which currently has no debt outstanding) credit facility and may also temporarily or permanently restrict its ability to draw additional funds under the revolving senior secured credit facility.
As of December 31, 2009 and 2008, standby letters of credit aggregated to $4.0 million. The standby letters of credit and borrowings under the revolving credit facility reduced the Company’s borrowing availability under its senior secured revolving credit facility to $45.5 million and $71.0 million as of December 31, 2009 and 2008, respectively.
Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2009 are as follows:

	Long-Term Debt	Capital Lease Obligations

Year ending December 31:
2010	$34,603	$18,917
2011	40,658	13,609
2012	153,642	8,116
2013	—	3,731
2014	—	948
Thereafter	—	7

	$228,903	$45,328

During December 2007, the Company repurchased 447,654 shares of its common stock for $7.7 million which were funded through cash flows from operations. During 2008 and 2009, the Company did not repurchase any of its common stock. The Amended Credit Agreement allows the Company to repurchase stock and/or pay cash dividends in an amount not to exceed $15 million in aggregate over the term of the facility. As of December 31, 2009 the Company had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be subject to approval by our Board of Directors and made in such amounts and at such times as the Company deems appropriate based upon prevailing market and business conditions and would be primarily purchased using subordinated debt in accordance with its credit facility.
Interest Rate Swap Transaction
In March 2006, the Company entered into an interest rate collar agreement which became effective on December 23, 2006, and had a fixed notional amount of $76.7 million until December 23, 2007, then decreased to $67.0 million until termination of the collar on December 23, 2007. The interest rate collar had a cap strike three month LIBO rate of 5.50% and a floor strike three month LIBO rate of 4.70%. In connection with the Company entering into a new credit facility in December 2007, the Company terminated the interest rate collar agreement and recognized an expense of $429 which is included in loss on early extinguishment of debt on the consolidated statements of operations.
On December 19, 2007, the Company entered into an interest rate swap transaction (the “Swap Transaction”) in order to hedge the floating interest rate risk on the Company’s long term variable rate debt. Under the terms of the Swap Transaction, the Company was required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty was obligated to make quarterly floating rate payments to the Company based on the three month LIBO rate. The notional amount of the Swap Transaction was scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments. The Swap Transaction had an effective date of March 31, 2008 and a termination date of December 6, 2012.
On October 2, 2009, the Company amended its Swap Transaction (“Amended Swap Transaction”). The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge the Company’s then existing variable interest rate debt under the Amended Credit Agreement. In exchange for the terms set forth in the Amended Swap Transaction, the Company agreed to pay a fee of $0.8 million, which was recorded as interest expense for the year end December 31, 2009.
As of December 31, 2009, the Amended Swap Transaction had a negative fair value of $10.9 million of which $6.9 million was recorded in accrued expenses and $4.0 million was recorded in other long-term liabilities.
6. DERIVATIVES AND HEDGING TRANSACTIONS
Effective for the first quarter of 2009, the Company adopted ASC 815-10, which expands the quarterly and annual disclosure requirements about the Company’s derivative instruments and hedging activities.
As of December 31, 2009 and 2008, the Company was party to a swap transaction, in which the Company exchanges its floating-rate payments for fixed-rate payments. The Amended Swap Transaction has a current notional amount of $205.6 million which is scheduled to amortize to $65.3 million at maturity in December 2012. Such agreement qualifies as a cash flow hedge under ASC 815. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. Over the next 12 months, the Company expects to reclassify $6,908 from AOCL to interest expense.
The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the Swap Transaction as of December 31, 2009 and 2008:

		Fair Value
	Balance Sheet	December 31,
	Classification	2009	2008
Derivative designated as hedging instrument under ASC 815

Swap Transaction — current portion	Accrued expenses	$6,908	$5,953
Swap Transaction — long term portion	Other long-term liabilities	4,010	10,531

Total derivatives designated as hedging		$10,918	$16,484

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the years ended December 31, 2009, and 2008:

	Amount of Gain or (Loss) Recognized in AOCL on
	Derivative
	Year Ended December 31,
	2009	2008
Derivative in ASC 815 Cash Flow Hedging Relationship

Swap Transaction	$5,590	$(14,877)
Tax effect	(2,272)	5,710

Swap Transaction, net of tax effect	$3,318	$(9,167)

The following table summarizes the effect of the Swap Transaction on the Consolidated Statements of Operations for the years ended December 31, 2009 and 2008:

	Amount of Gain or (Loss)		Amount of Gain or (Loss)
	Reclassified from AOCL into Income		Recognized in Income
	(effective portion)		(ineffective portion)
	Year Ended December 31,		Year Ended December 31,
	2009	2008	2009	2008
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(8,247)	$(2,080)	$(24)	$—
7. FAIR VALUE MEASUREMENTS
The Company adopted ASC 820, formerly SFAS No. 157, Fair Value Measurements, on January 1, 2008 for all financial assets and liabilities valued on a recurring basis, at least annually. ASC 820-10 delayed the effective date of ASC 820 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted ASC 820 with respect to nonfinancial assets and liabilities on January 1, 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2009. In accordance with ASC 820, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2009 and 2008. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 2
	December 31,
	2009	2008
Recurring Fair Value Measure

Interest rate swap	$10,918	$16,484

The Swap Transaction is valued at fair value based on current market interest rates using a discounted cash flow model and an adjustment for counterparty risk. This model reflects the contractual terms of the derivative instrument, including the time to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within Level 2 of the valuation hierarchy. The Company does not intend to terminate the Swap Transaction prior to its expiration date of December 6, 2012.
8. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and local income taxes related to the Company’s total earnings before taxes for 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$5,767	$25,644	$30,362
State	1,442	5,052	6,156
Foreign	286	676	367

	7,495	31,372	36,885
Deferred:
Federal	(2,854)	(6,510)	3,910
State	(302)	(2,783)	1,376
Foreign	(1,321)	(879)	32

	(4,477)	(10,172)	5,318

Income tax provision	$3,018	$21,200	$42,203

The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2009	2008
Current portion of deferred tax assets (liabilities):
Financial statement accruals not currently deductible	$5,187	$4,306
State taxes	268	1,265
Tax credit carryforward	113	260

Net current deferred tax assets	5,568	5,831

Non-current portion of deferred tax assets and (liabilities):
Excess of income tax basis over net book value of intangible assets	18,420	21,403
Excess of income tax basis over net book value of property, plant and equipment	10,800	9,855
Stock-based compensation	4,225	2,781
Tax credit carryforward	761	823
Foreign tax net operating loss carryforward	1,392	133
Accumulated other comprehensive loss	4,074	6,227
Excess of net book value over income tax basis of intangible assets	(12,685)	(15,818)

Net non-current deferred tax assets	26,987	25,404

Net deferred tax assets	$32,555	$31,235

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	(5)	5	5
Foreign taxes	4	—	—
Goodwill impairment	(56)	1	—
Non-deductible expenses and other	(6)	2	1
Domestic Production Activities Deduction tax benefit	3	(3)	(2)
Discrete item	—	(3)	(1)

Effective income tax rate	(25)%	37%	38%

Goodwill impairment item represents non-deductible goodwill impairment related to stock acquisitions in prior years. Non-deductible other items include meals and entertainment, incentive stock option expense and other items that, individually, are not significant. The discrete item in 2007 is due to the 2006 Domestic Production Activities Deduction. The discrete item in 2008 is primarily due to federal and state income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones in prior years 2007, 2006 and 2005. During the second half of 2008, the Company researched and determined that it qualified for these credits.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005. The Internal Revenue Service (IRS) commenced an examination of the Company’s U.S. income tax return for 2005 in the fourth quarter of 2007 and completed by the end of 2008. The IRS did not propose any adjustments to the Company’s 2005 consolided federal income tax return.
A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

	2009	2008	2007
Beginning balance at January 1,	$1,133	$1,100	$897
Additions based on tax positions related to the current year	424	379	379
Reductions for tax positions due to effective settlement with taxing authorities	—	(346)	—

Reductions for tax positions due to expiration of statute of limitations	—	—	(176)

Ending balance at December 31,	$1,557	$1,133	$1,100

All of the unrecognized tax benefits, reflected above, would affect the Company’s effective tax rate, if recognized. The Company does not anticipate a significant change to additions and reductions in 2010.
The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $202 and $93 is included in the ASC 740-10, formerly FIN 48, Accounting for Uncertainty in Income Taxes, liability on the Company’s balance sheet as of December 31, 2009 and 2008, respectively.
9. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2009:

	Third Party	Related Party	Total
Year ending December 31:
2010	$26,940	$1,509	$28,449
2011	19,370	1,244	20,614
2012	13,549	1,082	14,631
2013	8,188	852	9,040
2014	5,885	33	5,918
Thereafter	10,215	—	10,215

	$84,147	$4,720	$88,867

Total rent expense under operating leases, including month-to-month rentals, amounted to $34,379, $37,452, and $36,185 during the years ended December 31, 2009, 2008 and 2007, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
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
The Company accounted for the judgment in 2006 by recording a one-time, non-recurring litigation charge of $14.0 million, which included $11.1 million in awarded damages, $0.2 million preference claim, and interest expense of $2.7 million through December 31, 2006. These charges were offset by a corresponding tax benefit of $5.6 million, resulting in a negative impact of $8.4 million to net income in 2006.
The Company paid the $0.2 million preference in 2006 and accrued an additional $0.6 million for interest on the judgment for the nine months ended September 30, 2007. As a result of the $10.5 million settlement, the Company recognized a pre-tax benefit of $3.3 million ($2.9 million litigation settlement gain, and $0.4 million in interest reversal) in 2007.
As a result of a mediation conducted in June 2007, the Company settled lawsuits for reimbursement of incurred legal expenses and claims asserted by the Company alleging unfair competition, trade secret misappropriation, and breach of contract in consideration for a cash payment to the Company in the sum of $3.3 million. The Company accounted for the settlement payment by recording the benefit of $3.3 million as an offset to selling, general, and administrative expense during 2007.
The Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

10. RELATED PARTY TRANSACTIONS
The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through March 2014. Rental expense on these facilities amounted to $1,586 during the years ended December 31, 2009, 2008 and 2007.
11. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. An independent third party administers the Company’s 401(k) Plan. The Company’s total expense under these plans amounted to $400, $797, and $808 during the years ended December 31, 2009, 2008, and 2007, respectively.
12. EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN
Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the “ESPP”) in connection with the consummation of its initial public offering in February 2005. Effective as of April 29, 2009, the ESPP was amended so that eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase.
Under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was decreased from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the further amended ESPP in 2009 was $21 thousand.
In 2009 the Company issued 30,031 shares of its common stock to 93 eligible employees in accordance with the ESPP at a weighted average price of $5.46. In 2008, the Company issued 3,087 shares of its common stock to 19 eligible employees in accordance with the ESPP at a weighted average price of $11.48. In 2007, the Company issued 4,600 shares of its common stock to 32 eligible employees in accordance with the ESPP at a weighted average price of $21.65.
2005 Stock Plan
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in connection with the consummation of its initial public offering in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2009, 2,478,755 shares remain available for grant under the Stock Plan.
Options granted under the Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of three to five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant. The Company allows for cashless exercises and grants new authorized shares upon the exercise of a vested stock option.
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
The number of shares of Company common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant of the replacement option, and the remaining 50% of the shares subject to an option vesting on the two-year anniversary of the date of grant of the replacement option. The new options will expire 10 years from the date of grant of the replacement options, unless earlier terminated. In accordance with ASC 718, the Company measured the new fair value of the replacement options and also revalued the original options as of the date of modification. The excess fair value of the replacement options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the replacement options is approximately $2.4 million of which $0.7 million has been recognized for the year ended December 31, 2009 with $1.7 million remaining to be recognized over the remaining service period of the replacement options.
In October 2009, the Company granted a stock option covering 25,000 shares of common stock to a key employee with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock option vests ratably over a period of five years and expires 10 years after the date of grant.
In April 2008, the Company granted stock options covering 350,000 stock options to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock options vest ratably over a period of five years and expire 10 years after the date of grant.
In March 2007, the Company granted stock options covering 600,500 stock options to key employees with an exercise price equal to the fair market value on the date of grant. In the second quarter of 2007 the Company issued 7,500 stock options to an additional key employee with an exercise price equal to the fair market value. The stock options vest ratably over a period of three or five years and expire 10 years after the date of grant. The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended Decemer 31, 2009
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(In years)	(In thousands)

Oustanding at December 31, 2007	2,057,796	$20.26
Granted	350,000	$15.56
Exercised	(31,700)	$5.57
Forfeited	(94,950)	$26.23

Outstanding at December 31, 2008	2,281,146	$19.49
Granted	1,541,576	$8.12
Exercised	(11,800)	$5.34
Forfeited/Cancelled	(1,559,250)	$24.50

Outstanding at December 31, 2009	2,251,672	$7.76	7.22	$1,128

Vested or expected to vest at December 31, 2009	2,143,829	$7.74	7.23	$1,128

Exercisable at December 31, 2009	722,096	$7.00	2.97	$1,075

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2009 and 2008 was $0.05 million and $0.4 million, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2009, and changes during the fiscal year then ended is as follows:

		Weighted
		Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2008	1,128,686	$9.68
Granted	1,541,576	$3.34
Vested	(35,929)	$10.09
Forfeited/Cancelled	(1,104,757)	$9.60

Non-vested at December 31, 2009	1,529,576	$3.34

As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock based compensation was approximately $10.1 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.
The following table summarizes certain information concerning outstanding options at December 31, 2009:

Range of Exercise	Options Outstanding
Price	at December 31, 2009
$4.88 - $5.85	638,000
$6.11 - $8.20	1,564,125
$23.85 - $35.42	49,547

$4.88 - $35.42	2,251,672

Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders. In April 2009, the Stock Plan was amended to automatically provide each non-employee director a restricted stock award for that number of shares of the Company’s common stock having a then fair market value equal to $50 thousand. Prior to an amendment of the Stock Plan in April 2009, each non-employee director automatically received a restricted stock award for that number of shares of the Company’s common stock having a then fair market value equal to $60 thousand.
In April 2009, the Company issued shares of restricted common stock at the prevailing market price in the amount of $50 thousand or 7,752 shares, to each of the six non-employee members of its Board of Directors. The shares of restricted stock granted to the non-employee board members will vest on the one-year anniversary of the grant date.
In October 2009, the Company issued 349,500 shares of restricted common stock in the amount of $2.1 million at the prevailing market price to certain key employees. The shares of restricted stock subject to those grants will vest ratably over a period of five years.
In April 2008, the Company issued shares of restricted common stock at the prevailing market price in the amount of $0.9 million or 60,000 shares, to the Company’s Chief Financial Officer (“CFO”), and $60 thousand, or 3,650 shares, to each of the five non-employee board members in May 2008. The shares of restricted stock issued to the Company’s CFO will vest on the fourth anniversary of the grant date; the shares of restricted stock granted to the non-employee board members vested one year from their grant date.
In March 2007, the Company issued shares of restricted common stock at the prevailing market price in the amount of $0.5 million, or 15,504 shares, to each of the Company’s then Chief Executive Officer and President/Chief Operating Officer, and $60 thousand, or 1,966 shares, to each of the five non-employee directors. The shares of restricted stock issued to the Company’s then Chief Executive Officer and President/Chief Operating Officer will vest on the fifth anniversary of the grant date; the shares of restricted stock granted to the non-employee directors vested 1 / 12th per month over twelve months.
In December 2004, the Company agreed to issue shares of restricted common stock at the prevailing market price in the amount of $1.0 million to the Company’s Chief Technology Officer (CTO) upon the CTO’s development of certain software applications. In November 2006, such software had been completed pursuant to the Company’s specifications and the CTO was granted 28,253 shares (determined by the average NYSE closing price for the 10 days immediately preceding the fifth day prior to grant). Such shares vest on the fifth anniversary of grant, provided the CTO remains employed with the Company and satisfactorily maintains and enhances the software.

13. QUARTERLY FINANCIAL DATA (Unaudited)
Quarterly financial data for the years ended December 31, 2009 and 2008 are as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Net sales	$187,443	$184,941	$174,585	$154,018
Gross profit	$79,603	$79,088	$70,015	$56,566
Net income (loss)
attributable to ARC	$18,498	$18,876	$15,067	$(15,687)
Earnings (loss) per share:
attributable to ARC:
Basic	$0.41	$0.42	$0.33	$(0.35)
Diluted	$0.41	$0.42	$0.33	$(0.35)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Net sales	$139,483	$131,054	$119,350	$111,662
Gross profit	$51,979	$49,155	$41,131	$35,924
Net income (loss)
attributable to ARC	$7,547	$6,307	$(28,164)	$(575)
Earnings (loss) per share:
attributable to ARC:
Basic	$0.17	$0.14	$(0.62)	$(0.01)
Diluted	$0.17	$0.14	$(0.62)	$(0.01)

Schedule II
AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to	Charged to		Balance at
	Beginning	Cost and	Other	Deductions	End of
	of Period	Expenses	Accounts (1)	(2)	Period
Year ended December 31, 2007
Allowance for accounts receivable	$4,344	$1,315	$708	$(1,275)	$5,092
Allowance for inventory obsolescence	527	104	282	(156)	757

	$4,871	$1,419	$990	$(1,431)	$5,849

Year ended December 31, 2008
Allowance for accounts receivable	$5,092	$4,966	$362	$(4,996)	$5,424
Allowance for inventory obsolescence	757	47	99	(348)	555

	$5,849	$5,013	$461	$(5,344)	$5,979

Year ended December 31, 2009
Allowance for accounts receivable	$5,424	$3,044	$—	$(3,783)	$4,685
Allowance for inventory obsolescence	555	52	—	(12)	595

	$5,979	$3,096	$—	$(3,795)	$5,280

(1)	Acquisition of businesses and sales returns and discounts.

(2)	Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.

EXHIBIT INDEX

Number	Description

10.79	Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009. * ˆ

10.80
Consent dated as of December 11, 2009, for the premises commonly known as 17721 Mitchell North, Irvine, CA by and between Sumo Holdings Irvine, LLC, OCB, LLC and American Reprographics Company, L.L.C.*

10.81
First Amendment and Waiver to Credit and Guaranty Agreement dated as of February 13, 2009 by and between American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., Wachovia Bank, National Association, Bank of America, N.A., and Wells Fargo Bank, N.A. *

10.82
Third Amendment to Credit and Guaranty Agreement dated as of December 16, 2009 by and among American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., as administrative and collateral agent, and the other lenders named therein.*

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

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