Form 10-Q
period 2010-03-31
American Reprographics CO
filed 2010-05-07
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to _________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 5, 2010, there were 45,699,198 shares of the issuer’s common stock outstanding. shares of the Registrant’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2010

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
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$26,183	$29,377
Accounts receivable, net of allowances for accounts receivable of $4,620 and $4,685 at March 31, 2010 and December 31, 2009, respectively	59,108	53,919
Inventories, net	10,398	10,605
Deferred income taxes	5,664	5,568
Prepaid expenses and other current assets	9,567	7,011

Total current assets	110,920	106,480

Property and equipment, net	68,108	74,568
Goodwill	332,518	332,518
Other intangible assets, net	71,618	74,208
Deferred financing costs, net	3,698	4,082
Deferred income taxes	26,880	26,987
Other assets	2,020	2,111

Total assets	$615,762	$620,954

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,055	$23,355
Accrued payroll and payroll-related expenses	11,186	8,804
Accrued expenses	24,317	24,540
Current portion of long-term debt and capital leases	57,006	53,520

Total current liabilities	115,564	110,219

Long-term debt and capital leases	206,952	220,711
Other long-term liabilities	9,214	8,000

Total liabilities	331,730	338,930

Commitments and contingencies (Note 9)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,117,752 and 46,112,653 shares issued and 45,670,098 and 45,664,999 shares outstanding in 2010 and 2009, respectively	46	46
Additional paid-in capital	91,478	89,982
Retained earnings	201,678	200,961
Accumulated other comprehensive loss	(7,470)	(7,273)

	285,732	283,716
Less cost of common stock in treasury, 447,654 shares in 2010 and 2009	7,709	7,709

Total American Reprographics Company stockholders’ equity	278,023	276,007
Noncontrolling interest	6,009	6,017

Total stockholders’ equity	284,032	282,024

Total liabilities and stockholders’ equity	$615,762	$620,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Reprographics services	$76,257	$99,769
Facilities management	22,403	26,865
Equipment and supplies sales	13,501	12,849

Total net sales	112,161	139,483
Cost of sales	75,310	87,504

Gross profit	36,851	51,979

Selling, general and administrative expenses	27,131	30,966
Amortization of intangible assets	2,636	2,983

Income from operations	7,084	18,030

Other income	(43)	(59)
Interest expense, net	5,888	5,796

Income before income tax provision	1,239	12,293
Income tax provision	530	4,758

Net income	709	7,535
Loss attributable to the noncontrolling interest	8	12

Net income attributable to American Reprographics Company	$717	$7,547

Earnings per share attributable to American Reprographics Company shareholders:
Basic	$0.02	$0.17

Diluted	$0.02	$0.17

Weighted average common shares outstanding:
Basic	45,150,483	45,089,794
Diluted	45,356,871	45,100,225
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902

Stock-based compensation	—	—	826	107	—	—	—	—	933
Issuance of common stock under Employee Stock Purchase Plan	13,423	—	47	—	—	—	—	—	47
Comprehensive Income:
Net income (loss)	—	—	—	—	7,547	—	—	(12)	7,535
Foreign currency translation adjustments	—	—	—	—	—	(139)	—	—	(139)
Gain on derivative, net of tax effect	—	—	—	—	—	435	—	—	435

Comprehensive income									7,831

Balance at March 31, 2009	45,240,579	$46	$86,080	$(88)	$223,393	$(11,118)	$(7,709)	$6,109	$296,713

	American Reprographics Company Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2009	45,664,999	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024

Stock-based compensation	—	—	1,461	—	—	—	—	1,461
Issuance of common stock under Employee Stock Purchase Plan	2,099	—	16	—	—	—	—	16
Stock Options exercised	3,000	—	16	—	—	—	—	16
Tax benefit from stock based compensation	—	—	3	—	—	—	—	3
Comprehensive Income:
Net income (loss)	—	—	—	717	—	—	(8)	709
Foreign currency translation adjustments	—	—	—	—	116	—	—	116
Loss on derivative, net of tax effect	—	—	—	—	(313)	—	—	(313)

Comprehensive income								512

Balance at March 31, 2010	45,670,098	$46	$91,478	$201,678	$(7,470)	$(7,709)	$6,009	$284,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$709	$7,535
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	261	1,249
Depreciation	9,020	9,732
Amortization of intangible assets	2,636	2,983
Amortization of deferred financing costs	384	331
Stock-based compensation	1,461	933
Excess tax benefit related to stock-based compensation	(3)	—
Deferred income taxes	274	1,412
Other non-cash items, net	(191)	23
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,419)	(2,425)
Inventory	156	686
Prepaid expenses and other assets	(2,515)	3,575
Accounts payable and accrued expenses	2,695	(3,758)

Net cash provided by operating activities	9,468	22,276

Cash flows from investing activities
Capital expenditures	(1,217)	(1,979)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(588)
Other	551	163

Net cash used in investing activities	(666)	(2,404)

Cash flows from financing activities
Proceeds from stock option exercises	16	—
Excess tax benefit related to stock-based compensation	3	—
Payments on long-term debt agreements and capital leases	(11,202)	(15,878)
Net (repayments) borrowings under revolving credit facility	(814)	—
Payment of loan fees	—	(44)

Net cash used in financing activities	(11,997)	(15,922)

Effect of foreign currency translation on cash balances	1	(16)

Net change in cash and cash equivalents	(3,194)	3,934
Cash and cash equivalents at beginning of period	29,377	46,542

Cash and cash equivalents at end of period	$26,183	$50,476

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$1,930	$5,253
Issuance of subordinated notes in connection with the acquisition of businesses	$—	$246
Accrued liabilities in connection with acquisition of businesses	$—	$333
(Loss) gain on derivative, net of tax effect	$(313)	$435
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements
(Dollars in thousands, except per share data)
(Unaudited)
1. Description of Business and Basis of Presentation
American Reprographics Company (“ARC” or the “Company”) is the leading reprographics company in the United States providing business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry. ARC also provides these services to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the United States Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. All subsequent events have been evaluated through the date the interim Condensed Consolidated Financial Statements were issued. The operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2009 Annual Report on Form 10-K. The accounting policies used in preparing these interim Condensed Consolidated Financial Statements are the same as those described in the Company’s 2009 Annual Report on Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures, improving disclosures about Fair Value Measurements (“ASU 2010-06”), which is further described in Note 13, “Recent Accounting Pronouncements.”
Risk and Uncertainties
The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. The Company’s management believes that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.
2. Stock-Based Compensation
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in connection with the consummation of its initial public offering in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At March 31, 2010, 2,787,755 shares remain available for grant under the Stock Plan.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Options granted under the Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of two to five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant. The Company allows for cashless exercises and grants new authorized shares upon the exercise of a vested stock option.
The impact of stock-based compensation to the interim Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009, before income taxes, was $1.5 million and $0.9 million, respectively.
As of March 31, 2010, total unrecognized compensation cost related to unvested stock-based payments totaled $8.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
3. Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the “ESPP”) in connection with the consummation of its initial public offering in February 2005. Effective as of April 29, 2009, the ESPP was amended so that eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of twenty five thousand as determined on the date of purchase.
Under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was decreased from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the further amended ESPP for the three months ended March 31, 2010 was three thousand. During the three months ended March 31, 2010, the Company issued 2,099 shares of its common stock to employees in accordance with the ESPP at a weighted average price of $7.62 per share.
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In the first three months of 2010, the Company did not have any acquisitions. In connection with new acquisitions, the Company applies the provisions of ASC 805, formerly SFAS No. 141 (Revised 2007), Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill.
The Company assesses goodwill at least annually for impairment as of September 30, or more frequently if events and circumstances indicate that goodwill might be impaired. The Company concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators to require the Company to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic environment and revised forecasted future earnings. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on the Company’s annual goodwill impairment assessment, the Company recorded a $37.4 million impairment in the third quarter of 2009.
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

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The Company continues to assess, among other things, the current economic environment, reporting unit and consolidated performance against plan, and the outlook for the Company’s business and industry in general. A downward trend in one or more of these factors, or a significant decrease in its stock price, could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Given the current economic environment, the Company has and will continue to monitor the need to test its intangibles for impairment as required by ASC 805. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the first quarter of 2010 that would require an additional impairment test.
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
The changes in the carrying amount of goodwill from January 1, 2009 through March 31, 2010 are summarized as follows:

		Accumulated	Net Carrying
	Gross Goodwill	Impairment Loss	Amount
January 1, 2009	$401,667	$35,154	$366,513
Additions	3,136	—	3,136
Goodwill impairment	—	37,382	(37,382)
Translation adjustment	251	—	251

December 31, 2009	405,054	72,536	332,518
Additions	—	—	—
Translation adjustment	—	—	—

March 31, 2010	$405,054	$72,536	$332,518
Long-lived assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value, if available, or discounted cash flows, if not. Based upon its assessment, the Company concluded that no triggering events have occurred during the first quarter of 2010 that would require a long-lived assets impairment test.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at March 31, 2010 and December 31, 2009 which continue to be amortized:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,291	$41,613	$54,678	$96,219	$39,243	$56,976
Trade names and trademarks	20,294	3,393	16,901	20,294	3,139	17,155
Non-compete agreements	303	264	39	303	226	77

	$116,888	$45,270	$71,618	$116,816	$42,608	$74,208

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows:

2010	$7,442
2011	9,128
2012	8,232
2013	7,328
2014	6,518
Thereafter	32,970

$71,618

5. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Borrowings from foreign revolving credit facilities; 6.0% interest rate at March 31, 2010 and December 31, 2009, respectively; principal payable through April 2010	$709	$1,523

Borrowings from senior secured term loan credit facility; interest payable quarterly (weighted average 8.2% and 8.1% interest rate at March 31, 2010 and December 31, 2009, respectively, inclusive of amended swap transaction); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	203,542	205,625

Various subordinated notes payable; weighted average 6.2% interest rate at March 31, 2010 and December 31, 2009, respectively; principal and interest payable monthly through June 2012	17,932	21,755

Various capital leases; weighted average 9.2% interest rate at March 31, 2010 and December 31, 2009, respectively; principal and interest payable monthly through February 2015	41,775	45,328

	263,958	274,231
Less current portion	(57,006)	(53,520)

	$206,952	$220,711

Amended Credit and Guaranty Agreement
On October 5, 2009 the Company entered into an amendment to its credit and guaranty agreement (the “Amended Credit Agreement”) with a beginning initial term loan of $209.7 million, class B term loan of $36.1 million and revolving credit facility of $49.5 million. On the business day following the effective date of the Amended Credit Agreement, the Company prepaid on a pro-rata basis $35.0 million to reduce the initial term loan installments due on March 31, 2010, June 30, 2010 and September 30, 2010.
Loans to the Company under the Amended Credit Agreement bear interest, at the Company’s option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate is determined based upon the leverage ratio (as defined in the Amended Credit Agreement), with a minimum and maximum applicable rate of 2.25% and 2.75% (formerly 0.25% and 0.75%), respectively, for base rate initial term loans, a minimum and maximum applicable rate of 3.25% and 3.75%, respectively, for base rate class B term loans, a minimum and maximum applicable rate of 3.25% and 3.75% (formerly 1.25% and 1.75%), respectively, for initial term loans on LIBOR and a minimum and maximum applicable rate of 4.25% and 4.75%, respectively, for class B term loans on LIBOR. In the event of the occurrence of certain events of default, all amounts due under the Amended Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Amended Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a senior secured maximum leverage ratio and a total leverage ratio. The Amended Credit Agreement also contains customary events of default, including failure to make payments when due under the Amended Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by the Company of its obligations thereunder. The Amended Credit Agreement is secured by substantially all of the assets of the Company.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The amended interest coverage ratio is 2.00:1.00 for the period ended December 31, 2009, 1.75:1.00 for the periods ending March 31, 2010 through September 30, 2010, 2.00:1.00 for the periods ending December 31, 2010 through September 30, 2011, 2.50:1.00 for the period ending December 31, 2011 and 3.00:1.00 for all periods thereafter.
The amended fixed charge coverage ratio is 1.00:1.00 for the period ended December 31, 2009 through maturity.
The amended leverage ratio is 3.25:1.00 for the period ended December 31, 2009, 3.50:1.00 for the period ending March 31, 2010, 3.85:1.00 for the periods ending June 30, 2010 through September 30, 2010, 3.25:1.00 for the period ending December 31, 2010 and 3.00:1.00 for all periods thereafter.
The amended senior secured leverage ratio is 3.00:1.00 for the period ended December 31, 2009, 3.25:1.00 for the period ending March 31, 2010, 3.65:1.00 for the periods ending June 30, 2010 through September 30, 2010, 3.00:1.00 for the periods ending December 31, 2010 through March 31, 2011 and 2.50:1.00 for all periods thereafter.
In addition, under the revolving facility under the Amended Credit Agreement, the Company is required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on the Company’s leverage ratio at the time. The Company may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit.
The Amended Credit Agreement allows the Company to borrow incremental term loans to the extent the Company’s senior secured leverage ratio remains below 2.50:1.00.
Despite the recent downturn in the economy, the Company’s cash position remains strong. The Company had $26.2 million of cash and cash equivalents as of March 31, 2010. The Company believes its 2010 projected operating cash flows will be sufficient to cover all of its debt service requirements, working capital needs and budgeted capital expenditures. However, further significant reductions in earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDA”) levels may potentially trigger default provisions under the Amended Credit Agreement. As the impact and ramifications of the current economic downturn become known, the Company will continue to adjust their operations accordingly.
Based on the 2010 projected revenue, the Company is implementing operational plans that it believes will enable it to achieve EBITDA and the related operating expenses at such levels that will allow it to remain in compliance with the financial covenants under its Amended Credit Agreement. As of March 31, 2010, the Company was in compliance with the financial covenants in its Amended Credit Agreement. The Company’s trailing twelve months key financial covenant ratios as of March 31, 2010 were 2.34:1.00 for interest coverage, 1.21:1.00 for fixed charge coverage, 2.78:1.00 for leverage and 2.59:1.00 for senior secured leverage. The Company believes that, although difficult, further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for 2010 are lower than the current projections and/or the Company does not successfully implement cost reduction plans, however, it could be at risk of default under the financial covenants of its Amended Credit Agreement during 2010. The Company’s ability to maintain compliance under the financial covenants of its Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2010. If the Company defaults on the covenants under the Amended Credit Agreement and is unable to obtain waivers from its lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on its business, financial condition and liquidity. Because its Amended Credit Agreement contains cross-default provisions, triggering a default provision under its Amended Credit Agreement may require it to repay all debt outstanding under the credit facilities, including any amounts outstanding under its revolving senior secured (which currently has no debt outstanding) credit facility and may also temporarily or permanently restrict its ability to draw additional funds under the revolving senior secured credit facility.
As of March 31, 2010 and December 31, 2009, standby letters of credit aggregated to $4.0 million. The standby letters of credit and borrowings under the revolving credit facility reduced the Company’s borrowing availability under its senior secured revolving credit facility to $45.5 million as of March 31, 2010 and December 31, 2009, respectively.
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long-Term Debt,” to the Company’s consolidated financial statements included in its 2009 Annual Report on Form 10-K.
Foreign Credit Facilities
In the fourth quarter of 2009, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd., (“UDS”), UDS entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translates to U.S. $2.1 million as of March 31, 2010. Draws on the facilities are limited to 30 day periods and incur a fee of .05% of the amount drawn and no additional interest is charged.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Amended Swap Transaction
On October 2, 2009, the Company amended its interest rate swap transaction (“Amended Swap Transaction”). The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial swap transaction from $271.6 million to $210.8 million to hedge the Company’s then existing variable interest rate debt under the Amended Credit Agreement.
As of March 31, 2010, the Amended Swap Transaction had a negative fair value of $11.5 million of which $7.0 million was recorded in accrued expenses and $4.5 million was recorded in other long-term liabilities.
6. Derivatives and Hedging Transactions
The Company enters into derivative instruments to manage its exposure to changes in interest rates. These instruments allow the Company to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. Such agreements are designated and accounted for under ASC 815, formerly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Derivative instruments are recorded at fair value as either assets or liabilities in the interim Condensed Consolidated Balance Sheets.
As of March 31, 2010 and December 31, 2009, the Company was party to a swap transaction, in which the Company exchanges its floating-rate payments for fixed-rate payments. The Amended Swap Transaction has a current notional amount of $203.5 million which is scheduled to amortize to $65.3 million at maturity in December 2012. Such agreement qualifies as a cash flow hedge under ASC 815. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. Over the next 12 months, the Company expects to reclassify $7.0 million from AOCL to interest expense.
The following table summarizes the fair value and classification on the interim Condensed Consolidated Balance Sheets of the Amended Swap Transaction as of March 31, 2010 and December 31, 2009:

		Fair Value
	Balance Sheet	March 31,	December 31,
	Classification	2010	2009
Derivative designated as hedging instrument under ASC 815

Amended Swap Transaction — current portion	Accrued expenses	$6,998	$6,908
Amended Swap Transaction — long term portion	Other long-term liabilities	4,541	4,010

Total derivatives designated as hedging		$11,539	$10,918

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three months ended March 31, 2010, and 2009:

	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Three Months Ended
	March 31,
	2010	2009
Derivative in ASC 815 Cash Flow Hedging Relationship

Amended Swap Transaction	$(548)	$678
Tax effect	235	(243)

Amended Swap Transaction, net of tax effect	$(313)	$435

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The following table summarizes the effect of the Amended Swap Transaction on the interim Condensed Consolidated Statements of Income for the three months ended March 31, 2010 and 2009:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)		(ineffective portion)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(1,966)	$(1,723)	$(72)	$—
7. Fair Value Measurements
The Company adopted ASC 820, formerly SFAS No. 157, Fair Value Measurements, on January 1, 2008 for all financial assets and liabilities valued on a recurring basis, at least annually. ASC 820-10 delayed the effective date of ASC 820 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted ASC 820 with respect to nonfinancial assets and liabilities on January 1, 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. In accordance with ASC 820, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Significant Other Observable Inputs
	Level 2
	March 31,	December 31,
Description	2010	2009
Recurring Fair Value Measure

Amended Swap Transaction	$11,539	$10,918
Additionally, the Company has included additional required disclosures about the Company’s Amended Swap Transaction in Note 6 “Derivatives and Hedging Transactions.”
The Amended Swap Transaction is valued at fair value with the use of an income approach based on current market interest rates using a discounted cash flow model and an adjustment for counterparty risk. This model reflects the contractual terms of the derivative instrument, including the time to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within Level 2 of the valuation hierarchy. The Company does not intend to terminate the Amended Swap Transaction prior to its expiration date of December 6, 2012.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash and cash equivalents: The carrying amounts reported in the Company’s interim Condensed Consolidated Balance Sheets for cash and cash equivalents approximate their fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheets as of March 31, 2010 for its term loan credit facility is $203.5 million and $17.9 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility is approximately $198.7 million as of March 31, 2010, and the fair value of its subordinated notes payable is approximately $16.4 million as of March 31, 2010.
Interest rate hedge agreements: The fair value of the Amended Swap Transaction is based on market interest rates using a discounted cashflow model and an adjustment for counterparty risk.
8. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased to 42.8% for the three months ended March 31, 2010, from 38.7% for the three months ended March 31, 2009. This increase is primarily due to the assumption that in 2010 the Company will not receive any tax benefit related to the domestic production activities deduction as a result of lower projected taxable income in addition to an accrual related to an uncertain tax position.
9. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2010, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $2.9 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Uncertain Tax Position Liability. The Company has a $1.9 million contingent liability for uncertain tax positions as of March 31, 2010.
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
10. Comprehensive Income
The Company’s comprehensive income includes foreign currency translation adjustments and changes in the fair value of the Amended Swap Transaction, net of taxes, which qualifies for hedge accounting.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The differences between net income and comprehensive income attributable to ARC for the three months ended March 31, 2010 and 2009 are as follows:

	Three Months Ended
	March 31,
	2010	2009

Net income	$709	$7,535
Foreign currency translation adjustments	116	(139)
(Loss) gain on derivative, net of tax effect	(313)	435

Comprehensive income	512	7,831
Comprehensive loss attributable to the noncontrolling interest	(8)	(12)

Comprehensive income attributable to ARC	$520	$7,843

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
11. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 1.6 million for the three months ended March 31, 2010, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options totaling 2.2 million for the three months ended March 31, 2009, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009

Weighted average common shares outstanding during the period — basic	45,150,483	45,089,794
Effect of dilutive stock options	206,388	10,431

Weighted average common shares outstanding during the period — diluted	45,356,871	45,100,225

12. Segment and Geographic Reporting
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
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States, have been small but growing. See table below for revenues for the three months ended March 31, 2010 and 2009, respectively, and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations as of March 31, 2010 and December 31, 2009, respectively.

	2010			2009
		Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total
Revenues from external customers	$104,077	$8,084	$112,161	$133,893	$5,590	$139,483
Long-lived assets, net	$469,216	$8,746	$477,962	$478,489	$8,998	$487,487

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Concluded)
(Dollars in thousands, except per share data)
(Unaudited)

13.	Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06. This update provides amendments to the criteria of ASC 820-10, Fair Value Measurements and Disclosures. The amendments to this update require (i) new disclosures for transfers in and out of level 1 and 2, and activity in level 3 fair value measurements, (ii) provides amendments that clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques and (iii) includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, those disclosures are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 effective March 31, 2010. See Note 7 “Fair Value Measurements” for required disclosures.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, (“ASU 2009-13”). This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 may have on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K.
Executive Summary
American Reprographics Company (“ARC” or the “Company”) is the leading reprographics company in the United States. We provide business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry, through a nationwide network of locally-branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community.
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
We deliver these services through our specialized technology, more than 550 sales and customer service employees interacting with our customers every day, and more than 5,700 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 138,000 customers throughout the United States.
Our operating segments operate under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. We coordinate these operating segments and consolidate their service offerings for large regional or national customers through our central “Global Services” program.
A significant component of our historical growth has been from acquisitions. The timing and number of acquisitions depends on various factors, including but not limited to, market conditions and availability of funding. As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low-cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within the first 12 months of operations.
In the first three months of 2010, we did not acquire any businesses. In 2009, we acquired two U.S. businesses, one of which consisted of a “stand-alone acquisition” and the other which consisted of a “fold-in acquisition” (refer to page 19 for an explanation of these terms), and one Chinese business through UNIS Document Solutions Co. Ltd. (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”) for $2.9 million.
Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks inherent in a depressed economy. As the economy improves, it is our current intention to resume acquisition activity as a substantial component of our growth strategy.
Evaluating our Performance. We believe we are able to deliver value to our stockholders by striving for the following:
•	Creating consistent, profitable-growth, or in the absence of growth due to market conditions beyond our control, stable margins superior to commonly understood industry benchmarks;

•	Maintaining our industry leadership as measured by our geographical footprint, market share and revenue generation;

•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;

•	Maintaining a low cost structure; and

•	Maintaining a flexible capital structure that provides for both responsible debt service and pursuit of acquisitions and other high-return investments.

Primary Financial Measures. We use net sales, costs and expenses, earnings before taxes (“EBT”), earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDA”) and operating cash flow to operate and assess the performance of our business.
We identify operating segments based on the various business activities that earn revenue and incur expense, the operating results of which are reviewed by management. Based on the fact that our operating segments have similar products and services, class of customers, production process and performance objectives, we are deemed to operate as a single reportable business segment.
Please refer to our 2009 Annual Report on Form 10-K for more information regarding our primary financial measures.
Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:
•	Net income and earnings per share;

•	Material and labor costs as a percentage of net sales; and

•	Days sales outstanding/days sales inventory/days payable outstanding.
In addition to using these financial measures at the corporate level, we monitor some of them daily and operating segment by operating segment through use of our proprietary company intranet and reporting tools. Our corporate operations staff also conducts a monthly variance analysis on the income statement, balance sheet, and cash flows of each operating segment.
We believe our current customer segment mix is approximately 77% of revenues derived from the AEC industry, and 23% derived from non-AEC sources. We believe that non-AEC sources of revenue currently offer more attractive revenue opportunities in light of current credit and spending constraints affecting the AEC industry. Given our focus, we expect non-AEC revenues to continue to grow relative to our overall revenue in the future.
Not all of these financial measurements are represented directly on our Consolidated Financial Statements, but meaningful discussions of each are part of our quarterly disclosures and presentations to the investment community.
Acquisitions. Our disciplined approach to complementary acquisitions has led us to acquire reprographics businesses that fit our profile for performance potential and meet strategic criteria for gaining market share. In most cases, performance of newly-acquired businesses improves almost immediately due to the post-acquisition application of financial best practices, significantly greater purchasing power, and productivity-enhancing technology.
Based on our experience derived from completing more than 140 acquisitions since 1997, we believe that the reprographics industry is highly fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. Although none of our acquisitions in the past three years, on an individual basis, has added a material percentage of sales to our overall business, in the aggregate our prior acquisitions collectively have fueled the bulk of our historical annual sales growth. Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks inherent in a depressed economy. As the economy improves, it is our current intention to resume acquisition activity as a substantial component of our growth strategy.
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

New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. This goodwill typically represents the purchase price of an acquired business less the fair market value of tangible assets and identifiable intangible assets. We test our goodwill components for impairment annually on September 30 and more frequently if events and circumstances indicate that goodwill might be impaired. See Note 4 “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements for further information.
Economic Factors Affecting Financial Performance. We estimate that sales to the AEC industry accounted for 77% of our net sales for the period ended March 31, 2010, with the remaining 23% consisting of sales to non-AEC industries (based on a compilation of approximately 90% of revenues from our operating segments and designating revenues using certain assumptions as derived from either AEC or non-AEC based customers). As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past two years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation, amortization and stock-based compensation. The subtraction of stock-based compensation to arrive at EBITDA is consistent with the definition of EBITDA in our amended credit and guaranty agreement, therefore we believe this information is useful to investors in assessing our ability to meet our debt covenants. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
Because of these limitations, EBIT, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBIT, EBITDA and related ratios only as supplements. For more information, see our interim Condensed Consolidated Financial Statements and related notes elsewhere in this report. Additionally, please refer to our 2009 Annual Report on Form 10-K.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Cash flows provided by operating activities	$9,468	$22,276
Changes in operating assets and liabilities	5,083	1,922
Non-cash (expenses) income, including depreciation and amortization	(13,842)	(16,663)
Income tax provision	530	4,758
Interest expense, net	5,888	5,796
Net loss attributable to the noncontrolling interest	8	12

EBIT	7,135	18,101
Depreciation and amortization	11,656	12,715
Stock-based compensation	1,461	933

EBITDA	20,252	31,749
Interest expense, net	(5,888)	(5,796)
Income tax provision	(530)	(4,758)
Depreciation and amortization	(11,656)	(12,715)
Stock-based compensation	(1,461)	(933)

Net income attributable to ARC	$717	$7,547

The following is a reconciliation of net income attributable to ARC to EBIT and EBITDA:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Net income attributable to ARC	$717	$7,547
Interest expense, net	5,888	5,796
Income tax provision	530	4,758

EBIT	7,135	18,101
Depreciation and amortization	11,656	12,715
Stock-based compensation	1,461	933

EBITDA	$20,252	$31,749

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended March 31,
	2010 (1)	2009
Net income margin	0.6%	5.4%
Interest expense, net	5.2	4.2
Income tax provision	0.5	3.4

EBIT margin	6.4	13.0
Depreciation and amortization	10.4	9.1
Stock-based compensation	1.3	0.7

EBITDA margin	18.1%	22.8%

(1)	column does not foot due to rounding
Results of Operations for the Three Months Ended March 31, 2010 and 2009
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2010	2009

Net Sales	100.0%	100.0%
Cost of sales	67.1	62.7

Gross profit	32.9	37.3
Selling, general and administrative expenses	24.2	22.2
Amortization of intangibles	2.4	2.1

Income from operations	6.3	13.0
Other income	—	—
Interest expense, net	5.2	4.2

Income before income tax provision	1.1	8.8
Income tax provision	0.5	3.4

Net income	0.6	5.4

Loss attributable to the noncontrolling interest	—	—

Net income attributable to ARC	0.6%	5.4%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Three Months Ended
	March 31,		Increase (decrease)
	2010	2009	(In dollars)	(Percent)
	(In millions)

Reprographics services	$76.3	$99.8	$(23.5)	-23.5%
Facilities management	22.4	26.9	(4.5)	-16.7
Equipment and supplies sales	13.5	12.8	0.7	5.5

Total net sales	$112.2	$139.5	$(27.3)	-19.6%

Gross profit	$36.9	$52.0	$(15.1)	-29.0%
Selling, general and administrative expenses	27.1	31.0	(3.9)	-12.6
Amortization of intangibles	2.6	3.0	(0.4)	-13.3
Interest expense, net	5.9	5.8	0.1	1.7
Income tax provision	0.5	4.8	(4.3)	-89.6
Net income attributable to ARC	0.7	7.5	(6.8)	-90.7
EBITDA	20.3	31.7	(11.4)	-36.0
Net Sales
Net sales decreased by 19.6% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
In the three months ended March 31, 2010, the decrease in net sales was primarily due to overall continued weakness in the global economy and a significant continued slowdown in the construction market and AEC industry.
Reprographics services. Net sales during the three months ended March 31, 2010 decreased by $23.5 million, or 23.5%, compared to the three months ended March 31, 2009.
Overall reprographics services sales nationwide were negatively affected by the continued depressed national economy and slow down in the construction market and AEC industry. The revenue category that was most impacted was large-format black-and-white printing, as this revenue category is more closely tied to non-residential and residential construction. Large-format black-and-white printing revenues represented approximately 37% of reprographics services for the three months ended March 31, 2010; large-format black-and-white printing revenues decreased by approximately 34% for the three months ended March 31, 2010, compared to the three months ended March 31, 2009.
While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales. This increase is presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, and also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, digital service revenue was also negatively affected by current market conditions. During the three months ended March 31, 2010, digital service revenue decreased by $1.6 million, or 14.0%, over the same period in 2009, but as a percentage of our overall sales it increased to 9.0% from 8.4%.
Facilities management. On-site, or FM, sales for the three months ended March 31, 2010, compared to the same period in 2009, decreased by $4.5 million, or 16.7%. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong, as evidenced by a net increase of approximately 30 facilities management accounts during the three months ended March 31, 2010, bringing our total FM accounts to approximately 5,730 as of March 31, 2010. By placing such equipment on-site and billing on a per-use and per-project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of prints at FM locations significantly declined due to the current economic conditions described above.

Equipment and supplies sales. Equipment and supplies sales for the three months ended March 31, 2010 increased by $0.7 million, or 5.5%, as compared to the same period in 2009. During the three months ended March 31, 2010, the increase in equipment and supplies sales was primarily due to increased sales in our Chinese operations, UDS. UDS commenced operations during the third quarter of 2008 and acquired the assets of Shanghai Light Business Machines Co., Ltd. in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment in which the equipment is operated “in-house.” Chinese operations had sales of equipment and supplies of $3.7 million during the three months ended March 21, 2010, compared to $2.2 million during the same period of 2009. In the U.S., facilities management sales programs have made steady progress as compared to outright sales of equipment and supplies through conversion of such sales contracts to on-site service accounts. Excluding the impact of acquisitions and continuing equipment and supplies sales in China, we do not anticipate growth in equipment and supplies sales in the U.S., as we are placing more focus on facilities management sales programs.
Gross Profit
Our gross profit and gross profit margin was $36.9 million, or 32.9%, during the three months ended March 31, 2010, compared to $52.0 million, or 37.3%, during the same period in 2009, in which we experienced a year-over-year sales decline of $27.3 million.
The primary drivers of the decrease in gross margins was the absorption of overhead resulting from the decrease in sales and our product mix. Overhead as a percentage of sales was 130 basis points higher in the three months ended March 31, 2010, as compared to the same period in 2009, of which depreciation was the primary component and accounted for 100 basis points. The decrease in margins was also attributable to an increase in material costs as a percentage of sales of 330 basis points for the three months ended March 31, 2010. This was primarily due to an increase in lower margin equipment and supplies sales as a percentage of total sales. Specifically, lower margin equipment and supplies sales comprised 12.0% of total sales for the three months ended March 31, 2010, compared to 9.2% for the same period in 2009. The decrease in margins was partially offset by a favorable decrease of 20 basis points in direct labor costs as a percentage of sales for the three months ended March 31, 2010, resulting from our cost reduction programs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $3.9 million, or 12.6%, during the three months ended March 31, 2010 over the same period in 2009.
The decrease is primarily due to the decline in sales and the implementation of cost reduction programs initiated in response to the decline in sales. Specifically, sales personnel compensation decreased by $0.7 million for the three months ended March 31, 2010, compared to the same period in 2009, and general and administrative compensation decreased by $1.4 million. The decrease in sales compensation, which includes commissions, is primarily attributed to the decline in sales volume explained above, and the decrease in general and administrative compensation is primarily due to staff reductions. Also contributing to the decrease is a $1.0 million decrease in bad debt expense for the three months ended March 31, 2010, compared to the same period in 2009, as a result of improved collections and the fact that there were no significant write offs in 2010.
Selling, general and administrative expenses as a percentage of net sales increased from 22.2% in the first quarter of 2009 to 24.2% in the first quarter of 2010 primarily due to unabsorbed administrative costs resulting from the significant sales decline.
On April 22, 2009, we commenced a stock option exchange program to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, we issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of our common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than our board members, were eligible to participate in the program. The number of shares of our common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant, and the remaining 50% of the shares subject to an option vesting on the second anniversary of the date of grant. The total incremental cost of the repriced options is approximately $2.4 million of which $0.3 million has been recognized in our interim Condensed Statements of Income for the three months ended March 31, 2010.
Amortization of Intangibles
Amortization of intangibles of $2.6 million for the three months ended March 31, 2010 remained consistent with the amount in the same period in 2009 due to the fact that acquisition activity and the size of acquisitions have decreased significantly since 2008. In 2010, we have not made any acquisitions, as compared to 3 small acquisitions in 2009 and 13 in 2008.
Interest Expense, Net
Net interest expense decreased $0.1 million during the three months ended March 31, 2010, compared to the same period in 2009. The decrease is primarily due to our reduction of our principal balances under our amended credit and guaranty agreement, capital leases and seller notes payable, which was partially offset by an increase of 200 basis points in our weighted average interest rate due to the amendment of our credit and guaranty agreement in the fourth quarter 2009. Our total debt has decreased by over $86.7 million since March 31, 2009. Our interest expense for the three months ended March 31, 2010 includes a $72 thousand expense due to the ineffective portion of our amended interest rate swap transaction (“Amended Swap Transaction”).

Income Taxes
Our effective income tax rate increased to 42.8% for the three months ended March 31, 2010, from 38.7% for the three months ended March 31, 2009. This increase is primarily due to the assumption that in 2010 we will not receive any tax benefit related to the domestic production activities deduction as a result of lower projected taxable income in addition to an accrual related to an uncertain tax position.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Net Income Attributable to ARC
Net income attributable to ARC was $0.7 million during the three months ended March 31, 2010, compared to net income of $7.5 million in the same period in 2009. The decrease is primarily due to the decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses described above.
EBITDA
EBITDA margin decreased to 18.1% during the three months ended March 31, 2010, compared to 22.8% during the same period in 2009. EBITDA margin for the three months ended March 31, 2010 compared to the same period in 2009 was negatively impacted primarily due to the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales described above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials such as paper and fuel charges typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been from operations and borrowings under our amended credit and guaranty agreement (“Amended Credit Agreement”). Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$9,468	$22,276

Net cash used in investing activities	$(666)	$(2,404)

Net cash used in financing activities	$(11,997)	$(15,922)

Operating Activities
Our cash flows from operations are primarily driven by sales and net profit generated from these sales. The overall decrease in cash flows from operations in 2010 was due to the significant decline in sales and related profits and receivables. With the downturn in the general economy, we will continue to focus on our accounts receivable collections. As evidence of our improved collection efforts, our days sales outstanding decreased to 47 days as of March 31, 2010, as compared to 51 days as of March 31, 2009. If the recent negative sales trends continue throughout 2010, this will significantly impact our cash flows from operations in the future.

Investing Activities
Net cash used in investing activities of $0.7 million for the three months ended March 31, 2010 primarily relates to capital expenditures of $1.2 million at all of our operating segments, partially offset by $0.5 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $0.6 million during the three months ended March 31, 2009, compared to no acquisition costs or earnout payments incurred for the same period in 2010. The decrease is due to the significant reduction in acquisition activity in 2010. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $12.0 million used in financing activities during the three months ended March 31, 2010 primarily relates to scheduled payments under the Amended Credit Agreement, capital leases and seller notes.
Our cash position, working capital, and debt obligations as of March 31, 2010, and December 31, 2009 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Cash and cash equivalents	$26,183	$29,377
Working capital	$(4,644)	$(3,739)

Borrowings from senior secured credit facilities	$203,542	$205,625
Other debt obligations	60,416	68,606

Total debt obligations	$263,958	$274,231

The decrease of $0.9 million in working capital in 2010 was primarily due to a $6.1 million net increase in the short-term portion of our senior secured debt, partially offset by a $5.2 million increase in accounts receivable. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $26.2 million and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of March 31, 2010, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our Amended Credit Agreement.
We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential construction spending of the AEC industry, which have adversely affected our operating results. The current diminished liquidity and credit availability in financial markets and the general economic environment may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic environment and disruption in financial markets or their effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
Based on our 2010 projected revenue, we have been implementing operational plans that we believe will enable us to achieve EBITDA and contain the related operating expenses at such levels that will allow us to remain in compliance with the financial covenants under our Amended Credit Agreement. However, our ability to further reduce expenses becomes more challenging if sales decline beyond forecasted levels. As of March 31, 2010, we were in compliance with the financial covenants in our Amended Credit Agreement and we expect to be in compliance through the term of that agreement. However, due to the uncertainties described, above, it is possible that a default under certain financial covenants may occur in the future. We believe, although difficult, that further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales for 2010 are lower than our current projections and/or we do not successfully implement cost reduction plans, however, we could be at risk of default under the financial covenants of our Amended Credit Agreement during 2010. Our ability to maintain compliance under the financial covenants of our Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses for 2010. If we default on the covenants under the Amended Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on our business, financial condition and liquidity. Because our Amended Credit Agreement contains cross-default provisions, triggering a default provision under our Amended Credit Agreement may require us to repay all debt outstanding under the credit facilities, including any amounts outstanding under our senior secured revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict our ability to draw additional funds under the revolving senior secured credit facility. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, we may be required to agree to other adverse economic changes to our Amended Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for any such waiver. If we are not able to comply with revised terms and conditions under our Amended Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that we would be able to obtain additional sources of liquidity on terms acceptable to us, or at all, which would have a material adverse effect on our business and financial condition.
During December 2007, we repurchased 447,654 shares of our common stock for $7.7 million which were funded through cash flows from operations. During the first quarter of 2010, we did not repurchase any common stock. Our Amended Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15 million in aggregate over the term of the facility. As of March 31, 2010, we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be purchased primarily using subordinated debt in accordance with our credit facility.
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
Debt Obligations
Senior Secured Credit Facilities. On October 5, 2009 we entered into our Amended Credit Agreement with a beginning initial term loan of $209.7 million, class B term loan of $36.1 million and revolving credit facility of $49.5 million. On the business day following the effective date of the Amended Credit Agreement, we prepaid on a pro-rata basis $35.0 million to reduce the initial term loan installments due on March 31, 2010, June 30, 2010 and September 30, 2010.
Loans under the Amended Credit Agreement bear interest, at our option, at either the base rate, which is equal to the higher of the bank prime lending rate or the federal funds rate plus 0.5% or LIBOR, plus, in each case, the applicable rate. The applicable rate is determined based upon the leverage ratio (as defined in the Amended Credit Agreement), with a minimum and maximum applicable rate of 2.25% and 2.75% (formerly 0.25% and 0.75%), respectively, for base rate initial term loans, a minimum and maximum applicable rate of 3.25% and 3.75%, respectively, for base rate class B term loans, a minimum and maximum applicable rate of 3.25% and 3.75% (formerly 1.25% and 1.75%), respectively, for initial term loans on LIBOR and a minimum and maximum applicable rate of 4.25% and 4.75%, respectively, for class B term loans on LIBOR. In the event of the occurrence of certain events of default, all amounts due under the Amended Credit Agreement will bear interest at 2.0% above the rate otherwise applicable.
The Amended Credit Agreement contains covenants which, among other things, require us to maintain a minimum interest coverage ratio, a minimum fixed charge coverage ratio, a senior secured maximum leverage ratio and a total leverage ratio. The Amended Credit Agreement also contains customary events of default, including failure to make payments when due under the Amended Credit Agreement; payment default under and cross-default to other material indebtedness; breach of covenants; breach of representations and warranties; bankruptcy; material judgments; dissolution; ERISA events; change of control; invalidity of guarantees or security documents or repudiation by our obligations thereunder. The Amended Credit Agreement is secured by substantially all of our assets.
The amended interest coverage ratio is 2.00:1.00 for the period ended December 31, 2009, 1.75:1.00 for the periods ending March 31, 2010 through September 30, 2010, 2.00:1.00 for the periods ending December 31, 2010 through September 30, 2011, 2.50:1.00 for the period ending December 31, 2011 and 3.00:1.00 for all periods thereafter.
The amended fixed charge coverage ratio is 1.00:1.00 for the period ended December 31, 2009 through maturity.
The amended leverage ratio is 3.25:1.00 for the period ended December 31, 2009, 3.50:1.00 for the period ending March 31, 2010, 3.85:1.00 for the periods ending June 30, 2010 through September 30, 2010, 3.25:1.00 for the period ending December 31, 2010 and 3.00:1.00 for all periods thereafter.

The amended senior secured leverage ratio is 3.00:1.00 for the period ended December 31, 2009, 3.25:1.00 for the period ending March 31, 2010, 3.65:1.00 for the periods ending June 30, 2010 through September 30, 2010, 3.00:1.00 for the periods ending December 31, 2010 through March 31, 2011 and 2.50:1.00 for all periods thereafter.
In addition, under the revolving facility under the Amended Credit Agreement, we are required to pay a fee, on a quarterly basis, for the total unused commitment amount. This fee ranges from 0.30% to 0.50% based on our leverage ratio at the time. We may also draw upon this credit facility through letters of credit, which carries a fee of 0.25% of the outstanding letters of credit.
The Amended Credit Agreement allows us to borrow incremental term loans to the extent our senior secured leverage ratio remains below 2.50:1.00.
Term loans under the Amended Credit Agreement are amortized over the term with the final payment due on December 6, 2012. Amounts borrowed under the revolving credit facility under the Amended Credit Agreement must be repaid by December 6, 2012. Outstanding obligations under the Amended Credit Agreement may be prepaid in whole or in part without premium or penalty.
As of March 31, 2010, we were in compliance with the financial covenants in our Amended Credit Agreement. Our trailing twelve months key financial covenant ratios as of March 31, 2010 were 2.34:1.00 for interest coverage, 1.21:1.00 for fixed charge coverage, 2.78:1.00 for leverage and 2.59:1.00 for senior secured leverage. Refer to our discussion above on page 26 regarding our projected compliance with 2010 debt covenants.
On October 2, 2009, we entered into the Amended Swap Transaction in order to reduce the notional amount under the initial swap transaction from $271.6 million to $210.8 million to hedge our then existing variable interest rate debt under the Amended Credit Agreement.
Capital Leases. As of March 31, 2010, we had $41.8 million of capital lease obligations outstanding, with a weighted average interest rate of 9.2% and maturities between 2010 and 2015.
Seller Notes. As of March 31, 2010, we had $17.9 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2010 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2010, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $2.9 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Uncertain Tax Position Liability. We have a $1.9 million contingent liability for uncertain tax positions as of March 31, 2010.
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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our 2009 Annual Report on Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures, improving disclosures about Fair Value Measurements (“ASU 2010-06”), which is further described in Note 13, “Recent Accounting Pronouncements.”
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
Our Amended Swap Transaction is designed to reduce the notional amount under our initial swap transaction from $271.6 million to $210.8 million to hedge our existing term loan debt after taking into effect the amendment to our credit facility in October 2009.
The Amended Swap Transaction has a termination date of December 6, 2012 which is also the maturity date under our Amended Credit Agreement. As of March 31, 2010, the Amended Swap Transaction had a negative fair value of $11.5 million of which $7.0 million was recorded in accrued expenses and $4.5 million was recorded in other long-term liabilities.
As of March 31, 2010, we had $264.0 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in the Amended Swap Transaction.
We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of March 31, 2010, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 4.	Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no significant changes to internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Fourth Amendment to Credit and Guaranty Agreement dated as of March 2, 2010 by and among American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2010).

10.2
Fifth Amendment to Executive Employment Agreement, dated March 18, 2010, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2010).

10.3
Third Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2010).

10.4
Fourth Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 22, 2010).

10.5
Second Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 22, 2010).

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
Date: May 7, 2010

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ Kumarakulasingam Suriyakumar Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

By:	/s/ Jonathan R. Mather Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1
Fourth Amendment to Credit and Guaranty Agreement dated as of March 2, 2010 by and among American Reprographics Company, American Reprographics Company, L.L.C., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the other lenders named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 5, 2010).

10.2
Fifth Amendment to Executive Employment Agreement, dated March 18, 2010, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 22, 2010).

10.3
Third Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 22, 2010).

10.4
Fourth Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 22, 2010).

10.5
Second Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 22, 2010).

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