Form 10-Q
period 2010-06-30
American Reprographics CO
filed 2010-08-06
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 4, 2010, there were 45,722,205 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2010

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

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$33,673	$29,377
Accounts receivable, net of allowances for accounts receivable of $4,130 and $4,685 at June 30, 2010 and December 31, 2009, respectively	59,376	53,919
Inventories, net	11,840	10,605
Deferred income taxes	5,640	5,568
Prepaid expenses and other current assets	8,984	7,011

Total current assets	119,513	106,480

Property and equipment, net	63,313	74,568
Goodwill	333,024	332,518
Other intangible assets, net	69,022	74,208
Deferred financing costs, net	3,312	4,082
Deferred income taxes	26,897	26,987
Other assets	1,966	2,111

Total assets	$617,047	$620,954

Liabilities and Equity
Current liabilities:
Accounts payable	$24,296	$23,355
Accrued payroll and payroll-related expenses	14,510	8,804
Accrued expenses	24,420	24,540
Current portion of long-term debt and capital leases	61,344	53,520

Total current liabilities	124,570	110,219

Long-term debt and capital leases	195,385	220,711
Other long-term liabilities	9,650	8,000

Total liabilities	329,605	338,930

Commitments and contingencies (Note 9)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,169,859 and 46,112,653 shares issued and 45,722,205 and 45,664,999 shares outstanding in 2010 and 2009, respectively	46	46
Additional paid-in capital	93,082	89,982
Retained earnings	203,357	200,961
Accumulated other comprehensive loss	(7,397)	(7,273)

	289,088	283,716
Less cost of common stock in treasury, 447,654 shares in 2010 and 2009	7,709	7,709

Total American Reprographics Company stockholders’ equity	281,379	276,007
Noncontrolling interest	6,063	6,017

Total equity	287,442	282,024

Total liabilities and equity	$617,047	$620,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Reprographics services	$78,453	$92,905	$154,710	$192,674
Facilities management	22,627	24,898	45,030	51,763
Equipment and supplies sales	14,008	13,251	27,509	26,100

Total net sales	115,088	131,054	227,249	270,537
Cost of sales	75,633	81,899	150,943	169,403

Gross profit	39,455	49,155	76,306	101,134

Selling, general and administrative expenses	28,169	30,039	55,300	61,005
Amortization of intangible assets	2,557	2,914	5,193	5,897

Income from operations	8,729	16,202	15,813	34,232

Other income	(34)	(38)	(77)	(97)
Interest expense, net	5,754	5,836	11,642	11,632

Income before income tax provision	3,009	10,404	4,248	22,697
Income tax provision	1,276	4,096	1,806	8,854

Net income	1,733	6,308	2,442	13,843
(Income) loss attributable to the noncontrolling interest	(54)	(1)	(46)	11

Net income attributable to American Reprographics Company	$1,679	$6,307	$2,396	$13,854

Earnings per share attributable to American Reprographics Company shareholders:
Basic	$0.04	$0.14	$0.05	$0.31

Diluted	$0.04	$0.14	$0.05	$0.31

Weighted average common shares outstanding:
Basic	45,196,318	45,116,358	45,173,527	45,103,150
Diluted	45,511,579	45,243,171	45,422,029	45,157,874
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF
EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands, except per share data)
(Unaudited)

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-In	Deferred	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902

Stock-based compensation	46,512	—	1,972	176	—	—	—	—	2,148
Issuance of common stock under Employee Stock Purchase Plan	23,432	—	130	—	—	—	—	—	130
Stock options exercised	3,100	—	17	—	—	—	—	—	17
Tax benefit from exercise of stock options	—	—	5	—	—	—	—	—	5
Comprehensive Income:
Net income (loss)	—	—	—	—	13,854	—	—	(11)	13,843
Foreign currency translation adjustments	—	—	—	—	—	355	—	—	355
Gain on derivative, net of tax effect	—	—	—	—	—	2,187	—	—	2,187

Comprehensive income									16,385

Balance at June 30, 2009	45,300,200	$46	$87,331	$(19)	$229,700	$(8,872)	$(7,709)	$6,110	$306,587

	American Reprographics Company Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2009	45,664,999	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024

Stock-based compensation	29,100	—	2,918	—	—	—	—	2,918
Issuance of common stock under Employee Stock Purchase Plan	4,856	—	36	—	—	—	—	36
Stock options exercised	23,250	—	125	—	—	—	—	125
Tax benefit from stock based compensation	—	—	21	—	—	—	—	21
Comprehensive Income:
Net income	—	—	—	2,396	—	—	46	2,442
Foreign currency translation adjustments	—	—	—	—	50	—	—	50
Loss on derivative, net of tax effect	—	—	—	—	(174)	—	—	(174)

Comprehensive income								2,318

Balance at June 30, 2010	45,722,205	$46	$93,082	$203,357	$(7,397)	$(7,709)	$6,063	$287,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$2,442	$13,843
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	317	2,543
Depreciation	17,571	19,569
Amortization of intangible assets	5,193	5,897
Amortization of deferred financing costs	770	655
Stock-based compensation	2,918	2,161
Excess tax benefit related to stock-based compensation	(38)	(5)
Deferred income taxes	164	1,671
Other non-cash items, net	(314)	(91)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,784)	5,734
Inventory	(1,285)	918
Prepaid expenses and other assets	(1,934)	5,154
Accounts payable and accrued expenses	7,726	(2,251)

Net cash provided by operating activities	27,746	55,798

Cash flows from investing activities
Capital expenditures	(2,777)	(3,924)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(921)
Other	845	442

Net cash used in investing activities	(1,932)	(4,403)

Cash flows from financing activities
Proceeds from stock option exercises	125	17
Proceeds from issuance of common stock under Employee Stock Purchase Plan	16	46
Excess tax benefit related to stock-based compensation	38	5
Payments on long-term debt agreements and capital leases	(21,596)	(41,206)
Net (repayments) borrowings under revolving credit facility	(123)	—
Payment of loan fees	—	(44)

Net cash used in financing activities	(21,540)	(41,182)

Effect of foreign currency translation on cash balances	22	131

Net change in cash and cash equivalents	4,296	10,344
Cash and cash equivalents at beginning of period	29,377	46,542

Cash and cash equivalents at end of period	$33,673	$56,886

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$4,394	$9,723
Issuance of subordinated notes in connection with the acquisition of businesses	$—	$246
Accrued liabilities in connection with acquisition of businesses	$500	$500
(Loss) gain on derivative, net of tax effect	$(174)	$2,187
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the United States Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. All subsequent events have been evaluated through the date the interim Condensed Consolidated Financial Statements were issued. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
2. Stock-Based Compensation
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At June 30, 2010, 2,760,655 shares remain available for issuance under the Stock Plan.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Options granted under the Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of two to five years, except those options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant. The Company allows for cashless exercises of vested outstanding options.
The impact of stock-based compensation on the interim Condensed Consolidated Statements of Income for the three months ended June 30, 2010 and 2009, before income taxes, was $1.5 million and $1.2 million, respectively.
The impact of stock-based compensation on the interim Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and 2009, before income taxes, was $2.9 million and $2.2 million, respectively.
As of June 30, 2010, total unrecognized compensation cost related to unvested stock-based payments totaled $7.3 million and is expected to be recognized over a weighted-average period of 1.9 years.
3. Employee Stock Purchase Plan
The Company adopted the American Reprographics Company 2005 Employee Stock Purchase Plan (the “ESPP”) in February 2005. Effective as of April 29, 2009, the ESPP was amended so that eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase.
Under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was decreased from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the amended ESPP for the three months ended June 30, 2010 and 2009 was $4 thousand and $13 thousand, respectively. The compensation expense in connection with the amended ESPP for the six months ended June 30, 2010 and 2009 was $7 thousand and $13 thousand, respectively. During the six months ended June 30, 2010, the Company issued 4,856 shares of its common stock to employees under the ESPP at a weighted average price of $7.51 per share.
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, formerly SFAS No. 141 (Revised 2007), Business Combinations, using the acquisition method of accounting. The excess of the purchase price over the fair value of net tangible assets and identifiable intangible assets acquired are recorded as goodwill. In the first six months of 2010, the Company did not consummate any acquisitions.
The Company assesses goodwill for impairment at least annually as of September 30, or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The Company concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators to require the Company to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the then-current economic environment and revised forecasted future earnings. Based on the Company’s annual goodwill impairment assessment, the Company recorded a $37.4 million impairment in the third quarter of 2009.
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

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
The Company continues to assess, among other things, the current economic environment, reporting unit and consolidated performance against plan, and the outlook for the Company’s business and industry in general. A downward trend in one or more of these factors, or a significant decrease in the Company’s stock price, could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of goodwill in connection with a future goodwill impairment analysis. Given the current economic environment, the Company has monitored, and will continue to monitor, the need to test its intangibles for impairment as required by ASC 805. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the first six months of 2010 that would require an additional impairment test beyond the annual impairment test conducted as of September 30 each year.
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the Company’s estimates and assumptions regarding the duration of the ongoing economic downturn, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment analysis will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2009 through June 30, 2010 are summarized as follows:

		Accumulated	Net Carrying
	Gross Goodwill	Impairment Loss	Amount

January 1, 2009	$401,667	$35,154	$366,513
Additions	3,136	—	3,136
Goodwill impairment	—	37,382	(37,382)
Translation adjustment	251	—	251

December 31, 2009	405,054	72,536	332,518
Additions	500	—	500
Goodwill impairment	—	—	—
Translation adjustment	6	—	6

June 30, 2010	$405,560	$72,536	$333,024

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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair market value, if available, or discounted cash flows, if the fair market value was not available. Based upon its assessment, the Company concluded that no triggering events occurred during the first six months of 2010 that would require a long-lived assets impairment test.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions at June 30, 2010 and December 31, 2009 which continue to be amortized:

	June 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,222	$43,882	$52,340	$96,219	$39,243	$56,976
Trade names and trademarks	20,294	3,646	16,648	20,294	3,139	17,155
Non-compete agreements	100	66	34	303	226	77

	$116,616	$47,594	$69,022	$116,816	$42,608	$74,208

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows:

2010	$4,885
2011	9,122
2012	8,227
2013	7,323
2014	6,514
Thereafter	32,951

$69,022

5. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
	2010	2009
Borrowings from foreign revolving credit facilities; 6.0% interest rate at June 30, 2010 and December 31, 2009, respectively; principal payable through July 2010	$1,400	$1,523

Borrowings from senior secured term loan credit facility; interest payable quarterly (weighted average 8.2% and 8.1% interest rate at June 30, 2010 and December 31, 2009, respectively, inclusive of amended swap transaction); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	201,457	205,625

Various subordinated notes payable; weighted average 6.2% interest rate at June 30, 2010 and December 31, 2009, respectively; principal and interest payable monthly through June 2012	14,701	21,755

Various capital leases; weighted average 8.8% and 9.2% interest rate at June 30, 2010 and December 31, 2009, respectively; principal and interest payable monthly through May 2015	39,171	45,328

	256,729	274,231
Less current portion	(61,344)	(53,520)

	$195,385	$220,711

Amended Credit and Guaranty Agreement
On October 5, 2009, the Company entered into an amendment to its credit and guaranty agreement (the “Amended Credit Agreement”) with an initial term loan of $209.7 million, class B term loans of $36.1 million and a revolving credit facility of $49.5 million. On October 6, 2009, the Company prepaid on a pro-rata basis $35.0 million to reduce the initial term loan installments due on March 31, 2010, June 30, 2010 and September 30, 2010.
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
Financial ratios under the Amended Credit Agreement are as follows:
•	The interest coverage ratio is 2.00:1.00 for the period ended December 31, 2009; 1.75:1.00 for the periods ending March 31, 2010 through September 30, 2010; 2.00:1.00 for the periods ending December 31, 2010 through September 30, 2011; 2.50:1.00 for the period ending December 31, 2011; and 3.00:1.00 for all periods thereafter.

•	The fixed charge coverage ratio is 1.00:1.00 for the period ended December 31, 2009 through maturity.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
•	The leverage ratio is 3.25:1.00 for the period ended December 31, 2009; 3.50:1.00 for the period ended March 31, 2010; 3.85:1.00 for the periods ending June 30, 2010 through September 30, 2010; 3.25:1.00 for the period ending December 31, 2010; and 3.00:1.00 for all periods thereafter.

•	The senior secured leverage ratio is 3.00:1.00 for the period ended December 31, 2009; 3.25:1.00 for the period ended March 31, 2010; 3.65:1.00 for the periods ending June 30, 2010 through September 30, 2010; 3.00:1.00 for the periods ending December 31, 2010 through March 31, 2011; and 2.50:1.00 for all periods thereafter.
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
The Company had $33.7 million of cash and cash equivalents as of June 30, 2010. The Company’s 2010 projected operating cash flows will be sufficient to cover all of its debt service requirements, working capital needs and budgeted capital expenditures.
As of June 30, 2010, the Company was in compliance with the financial covenants in its Amended Credit Agreement and currently anticipates to be in compliance through the term of that agreement. The Company’s trailing twelve months key financial covenant ratios as of June 30, 2010 were 2.21:1.00 for interest coverage, 1.21:1.00 for fixed charge coverage, 2.98:1.00 for leverage and 2.81:1.00 for senior secured leverage. Based on its 2010 projected revenue, the Company is implementing operational plans that it believes will enable it to achieve projected levels of EBITDA and related operating expenses at such levels that will allow it to remain in compliance with the financial covenants under its Amended Credit Agreement. The Company believes that further cost reductions could be implemented (although with difficulty) in the event that projected revenue levels are not achieved. If actual sales are lower than the current projections and/or the Company does not successfully implement appropriate cost reduction plans, it could be at risk of default under the financial covenants of its Amended Credit Agreement. The Company’s ability to maintain compliance under the financial covenants of its Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses. If the Company defaults on the covenants under the Amended Credit Agreement and is unable to obtain waivers from its lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on its business, financial condition and liquidity. Because its Amended Credit Agreement contains cross-default provisions, triggering a default provision under its Amended Credit Agreement may require it to repay all debt outstanding under the credit facilities, including any amounts outstanding under its revolving senior secured credit facility (which currently has no debt outstanding) and may also temporarily or permanently restrict its ability to draw additional funds under the revolving senior secured credit facility.
As of June 30, 2010 and December 31, 2009, standby letters of credit totaled $4.0 million. Standby letters of credit and borrowings under the revolving credit facility reduced the Company’s borrowing availability under its senior secured revolving credit facility to $45.5 million as of June 30, 2010 and December 31, 2009, respectively.
All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long-Term Debt,” to the Company’s consolidated financial statements included in its 2009 Annual Report on Form 10-K.
Foreign Credit Facilities
In the fourth quarter of 2009, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”) entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translates to U.S. $2.1 million as of June 30, 2010. Draws on the facilities are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.
Amended Swap Transaction
On October 2, 2009, the Company amended its interest rate swap transaction (“Amended Swap Transaction”), in which the Company exchanges its floating rate payments for fixed rate payments. The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial swap transaction from $271.6 million to $210.8 million to hedge the Company’s then existing variable interest rate debt under the Amended Credit Agreement.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
As of June 30, 2010, the Amended Swap Transaction had a negative fair value of $11.4 million of which $6.4 million was recorded in accrued expenses and $5.0 million was recorded in other long-term liabilities.
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
As of June 30, 2010 and December 31, 2009, the Company was party to the Amended Swap Transaction. The Amended Swap Transaction has a current notional amount of $201.5 million which is scheduled to amortize to $65.3 million at maturity in December 2012. Such agreement qualifies as a cash flow hedge under ASC 815. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. Over the next 12 months, the Company expects to reclassify $6.4 million from AOCL to interest expense.
The following table summarizes the fair value and classification on the interim Condensed Consolidated Balance Sheets of the Amended Swap Transaction as of June 30, 2010 and December 31, 2009:

		Fair Value
	Balance Sheet	June 30,	December 31,
	Classification	2010	2009
Derivative designated as hedging instrument under ASC 815

Amended Swap Transaction — current portion	Accrued expenses	$6,392	$6,908
Amended Swap Transaction — long term portion	Other long-term liabilities	4,958	4,010

Total derivatives designated as hedging		$11,350	$10,918

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and six months ended June 30, 2010, and 2009:

	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Derivative in ASC 815 Cash Flow Hedging Relationship

Amended Swap Transaction	$222	$3,066	$(326)	$3,744
Tax effect	(83)	(1,314)	152	(1,557)

Amended Swap Transaction, net of tax effect	$139	$1,752	$(174)	$2,187

The following table summarizes the effect of the Amended Swap Transaction on the interim Condensed Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2009:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)				(ineffective portion)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(1,968)	$(1,869)	$(3,934)	$(3,592)	$(34)	$—	$(106)	$—

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
7. Fair Value Measurements
The Company adopted ASC 820, formerly SFAS No. 157, Fair Value Measurements, on January 1, 2008 for all financial assets and liabilities valued on a recurring basis at least annually. ASC 820-10 delayed the effective date of ASC 820 for nonfinancial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company adopted ASC 820 with respect to nonfinancial assets and liabilities on January 1, 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. In accordance with ASC 820, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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
The following table sets forth by level within the fair value hierarchy the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Significant Other
	Observable Inputs
	Level 2
	June 30,	December 31,
Description	2010	2009
Recurring Fair Value Measure

Amended Swap Transaction	$11,350	$10,918
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
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheets as of June 30, 2010 for its term loan credit facility is $201.5 million and $14.7 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility is $197.1 million as of June 30, 2010, and the fair value of its subordinated notes payable is $13.5 million as of June 30, 2010.
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
The Company’s effective income tax rate increased to 42.4% and 42.5% for the three and six months ended June 30, 2010, respectively, from 39.4% and 39.0% for the three and six months ended June 30, 2009, respectively. This increase in the effective income tax rate is primarily due to the assumption that the Company will not receive any tax benefit related to the domestic production activities deduction as a result of lower projected taxable income in 2010, a slightly higher blended state tax rate and nondeductible items.
9. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2010, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $2.1 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Uncertain Tax Position Liability. The Company had a $2.0 million and $1.8 million contingent liability for uncertain tax positions as of June 30, 2010 and December 31, 2009, respectively.
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
The differences between net income and comprehensive income attributable to ARC for the three and six months ended June 30, 2010 and 2009 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income	$1,733	$6,308	$2,442	$13,843
Foreign currency translation adjustments	(66)	494	50	355
(Loss) gain on derivative, net of tax effect	139	1,752	(174)	2,187

Comprehensive income	1,806	8,554	2,318	16,385
Comprehensive income (loss) attributable to the noncontrolling interest	54	1	46	(11)

Comprehensive income attributable to ARC	$1,752	$8,553	$2,272	$16,396

Asset and liability accounts of international operations are translated into U.S. dollars, the Company’s functional currency, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Continued)
(Dollars in thousands, except per share data)
(Unaudited)
11. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 1.4 million and 1.5 million for the three and six months ended June 30, 2010, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options totaling 1.6 million for the three and six months ended June 30, 2009, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted average common shares outstanding during the period — basic	45,196,318	45,116,358	45,173,527	45,103,150
Effect of dilutive stock options	315,261	126,813	248,502	54,724

Weighted average common shares outstanding during the period — diluted	45,511,579	45,243,171	45,422,029	45,157,874

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
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or in which services were rendered. Operations outside the United States, have been small but growing. See table below for revenues for the three and six months ended June 30, 2010 and 2009, respectively, and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations as of June 30, 2010 and December 31, 2009, respectively.

	Three Months Ended						Six Months Ended
	June 30,						June 30,
	2010			2009			2010			2009
		Foreign			Foreign			Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total	U.S.	Countries	Total	U.S.	Countries	Total
Revenues from external customers	$106,491	$8,597	$115,088	$124,328	$6,726	$131,054	$210,568	$16,681	$227,249	$258,221	$12,316	$270,537

	June 30, 2010			December 31, 2009
		Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total

Long-lived assets, net	$462,042	$8,595	$470,637	$478,489	$8,998	$487,487

AMERICAN REPROGRAPHICS COMPANY
Notes to Condensed Consolidated Financial Statements (Concluded)
(Dollars in thousands, except per share data)
(Unaudited)
13. Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06. This update provides amendments to the criteria of ASC 820-10, Fair Value Measurements and Disclosures. The amendments to this update (i) require new disclosures for transfers in and out of level 1 and 2, and activity in level 3 fair value measurements, (ii) provides amendments that clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques and (iii) includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 effective March 31, 2010. See Note 7 “Fair Value Measurements” for required disclosures.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force , (“ASU 2009-13”). This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010, therefore, the Company will implement in its Consolidated Financial Statements effective January, 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 may have on its Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2010.
Executive Summary
American Reprographics Company (“ARC,” the “Company,” “we” or “us”) is the leading reprographics company in the United States. We provide business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry, through a nationwide network of locally-branded service centers. The majority of our customers know us as a local reprographics provider, usually with a local brand and a long history in the community.
We also serve a variety of clients and businesses outside the AEC industry in need of sophisticated document management services similar to our core AEC offerings.
Our services apply to time-sensitive and graphic-intensive documents and fall into four primary categories:
•	Document management. Document management typically entails storing, tracking and providing authorized access to documents we maintain on our customers behalf. This activity is largely accomplished through digital database management as documents enter our digital infrastructure and are maintained on our production workstations, servers and networks.

•	Document distribution and logistics. Document distribution and logistics entails the transfer of digital documents throughout our local and wide-area computer networks, and over the internet, as well as the pickup, delivery and shipping of hardcopy documents to and from locations around the world.

•	Print-on-demand. Print-on-demand usually entails quick-turnaround digital printing of documents in black and white and color, and in a wide variety of sizes and formats

•	On-site services, frequently referred to as facilities management (“FMs”), which is any combination of the above services supplied at a customer’s location. On-site services typically entail placing equipment and sometimes staff in our customers’ location to provide convenience printing and other reprographic services. This category is evolving to include the management of entire print networks in our customers’ offices, and we often refer to it as “managed print services” or “MPS.”
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
Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks inherent in a depressed economy. As a result, in the first six months of 2010, we did not acquire any businesses. As the economy improves, it is our current intention to resume acquisition activity as a substantial component of our growth strategy, and we have a growing interest in pursuing international acquisitions, especially as they relate to UNIS Document Solutions Co. Ltd. (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”). In 2009, we acquired two U.S. businesses, one of which consisted of a “stand-alone acquisition” and the other which consisted of a “fold-in acquisition” (refer to the “Acquisitions” section below for an explanation of these terms), and one Chinese business through UDS for $2.9 million.
Evaluating our Performance. We believe we are able to deliver value to our stockholders by striving for the following:
•	Creating consistent, profitable-growth, or in the absence of growth due to market conditions beyond our control, stable margins superior to commonly understood industry benchmarks;

•	Maintaining our industry leadership position as measured by our geographical footprint, market share and revenue generation capabilities;

•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;

•	Maintaining a low cost structure; and

•	Maintaining a flexible capital structure that provides for both responsible debt service and pursuit of acquisitions and other high-return investments.
Primary Financial Measures. We use net sales, costs and expenses, earnings before taxes (“EBT”), earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation, amortization and stock-based compensation (“EBITDA”) and operating cash flow to operate and assess the performance of our business.
We identify operating segments based on the various business activities that earn revenue and incur expense, the operating results of which are reviewed by management. Based on the fact that our operating segments have similar products and services, class of customers, production process and performance objectives, we are determined to operate as a single reportable business segment.
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
We believe our current customer segment mix is approximately 76% of revenues derived from the AEC industry, and 24% derived from non-AEC sources. We believe that non-AEC sources of revenue currently offer more attractive revenue opportunities in light of current credit and spending constraints affecting the AEC industry, therefore, we plan to increasingly focus our business on the non-AEC industry. Given this focus, we expect non-AEC revenues to continue to grow relative to our overall revenue in the future.
Not all of these financial measurements are represented directly on our Consolidated Financial Statements, but meaningful discussions of each are part of our Quarterly Reports on Form 10-Q and presentations to the investment community.
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
Based on our experience derived from completing more than 140 acquisitions since 1997, we believe that the reprographics industry is highly fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. Although none of our acquisitions in the past three years, on an individual basis, has added a material percentage of sales to our overall business, in the aggregate our prior acquisitions have fueled the bulk of our historical annual sales growth. Acquisition activity however has not been a meaningful part of our 2010 operations due to the potential risks inherent in a depressed economy. As the economy improves in North America, it is our current intention to resume acquisition activity as a substantial component of our growth strategy. Currently, we are actively reviewing acquisition opportunities in China with UDS, our business venture with Unisplendour, and selectively in other countries as individual national economies emerge from the downturn of the recent past.
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
Economic Factors Affecting Financial Performance. Based on a compilation of approximately 90% of revenues from our operating segments and certain assumptions derived from data relating to AEC and non-AEC customers, we estimate that sales to the AEC industry accounted for 76% of our net sales for the period ended June 30, 2010, with the remaining 24% consisting of sales to non-AEC industries. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, employment rates, commercial vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past two years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation, amortization and stock-based compensation. Deducting stock-based compensation in calculating EBITDA is consistent with the definition of EBITDA in our amended credit and guaranty agreement, therefore we believe this information is useful to investors in assessing our ability to meet our debt covenants. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT, EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them.
We use EBIT and EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level for U.S. operating segments. As a result, EBIT is the best measure of divisional profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating segment-level compensation and we use EBITDA to measure performance for determining consolidated-level compensation. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.
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
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Cash flows provided by operating activities	$18,278	$33,522	$27,746	$55,798
Changes in operating assets and liabilities	(3,806)	(11,477)	1,277	(9,555)
Non-cash (expenses) income, including depreciation and amortization	(12,739)	(15,737)	(26,581)	(32,400)
Income tax provision	1,276	4,096	1,806	8,854
Interest expense, net	5,754	5,836	11,642	11,632
Net (income) loss attributable to the noncontrolling interest	(54)	(1)	(46)	11

EBIT	8,709	16,239	15,844	34,340
Depreciation and amortization	11,108	12,751	22,764	25,466
Stock-based compensation	1,457	1,228	2,918	2,161

EBITDA	21,274	30,218	41,526	61,967
Interest expense, net	(5,754)	(5,836)	(11,642)	(11,632)
Income tax provision	(1,276)	(4,096)	(1,806)	(8,854)
Depreciation and amortization	(11,108)	(12,751)	(22,764)	(25,466)
Stock-based compensation	(1,457)	(1,228)	(2,918)	(2,161)

Net income attributable to ARC	$1,679	$6,307	$2,396	$13,854

The following is a reconciliation of net income attributable to ARC to EBIT and EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net income attributable to ARC	$1,679	$6,307	$2,396	$13,854
Interest expense, net	5,754	5,836	11,642	11,632
Income tax provision	1,276	4,096	1,806	8,854

EBIT	8,709	16,239	15,844	34,340
Depreciation and amortization	11,108	12,751	22,764	25,466
Stock-based compensation	1,457	1,228	2,918	2,161

EBITDA	$21,274	$30,218	$41,526	$61,967

The following is a reconciliation of net income margin to EBIT margin and EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010 (1)	2009	2010	2009
Net income margin	1.5%	4.8%	1.1%	5.1%
Interest expense, net	5.0	4.5	5.1	4.3
Income tax provision	1.1	3.1	0.8	3.3

EBIT margin	7.6	12.4	7.0	12.7
Depreciation and amortization	9.7	9.7	10.0	9.4
Stock-based compensation	1.3	0.9	1.3	0.8

EBITDA margin	18.5%	23.0%	18.3%	22.9%

(1)	column does not foot due to rounding
Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.7	62.5	66.4	62.6

Gross profit	34.3	37.5	33.6	37.4
Selling, general and administrative expenses	24.5	22.9	24.3	22.5
Amortization of intangibles	2.2	2.2	2.3	2.2

Income from operations	7.6	12.4	7.0	12.7
Other income	—	—	—	—
Interest expense, net	5.0	4.5	5.1	4.3

Income before income tax provision	2.6	7.9	1.9	8.4
Income tax provision	1.1	3.1	0.8	3.3

Net income	1.5	4.8	1.1	5.1

(Income) loss attributable to the noncontrolling interest	—	—	—	—

Net income attributable to ARC	1.5%	4.8%	1.1%	5.1%

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

	Three Months Ended				Six Months Ended
	June 30,		Increase (decrease)		June 30,		Increase (decrease)
	2010	2009	(In dollars)	(Percent)	2010	2009	(In dollars)	(Percent)
		(In millions)				(In millions)

Reprographics services	$78.5	$92.9	$(14.4)	-15.5%	$154.7	$192.7	$(38.0)	-19.7%
Facilities management	22.6	24.9	(2.3)	-9.2	45.0	51.8	(6.8)	-13.1%
Equipment and supplies sales	14.0	13.3	0.7	5.3	27.5	26.1	1.4	5.4%

Total net sales	$115.1	$131.1	$(16.0)	-12.2%	227.2	$270. 6	(43.4)	-16.0%

Gross profit	$39.5	$49.2	$(9.7)	-19.7%	$76.3	$101.1	$(24.8)	-24.5%
Selling, general and administrative expenses	28.2	30.0	(1.8)	-6.0	55.3	61.0	(5.7)	-9.3%
Amortization of intangibles	2.6	2.9	(0.3)	-10.3	5.2	5.9	(0.7)	-11.9%
Interest expense, net	5.8	5.8	0.0	0.0	11.6	11.6	0.0	0.0%
Income tax provision	1.3	4.1	(2.8)	-68.3	1.8	8.9	(7.1)	-79.8%
Net income attributable to ARC	1.7	6.3	(4.6)	-73.0	2.4	13.9	(11.5)	-82.7%
EBITDA	21.3	30.2	(8.9)	-29.5	41.5	62.0	(20.5)	-33.1%

Net Sales
Net sales decreased by 12.2% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Net sales decreased by 16.0% for the six months ended June 30, 2010, compared to the same period in 2009.
In the three and six months ended June 30, 2010, the decrease in net sales was primarily due to overall continued weakness in the global economy and a significant continued slowdown in the construction market and AEC industry.
Reprographics services. Net sales during the three months ended June 30, 2010 decreased by $14.4 million, or 15.5%, compared to the three months ended June 30, 2009. Net sales during the six months ended June 30, 2010 decreased by $38.0 million, or 19.7%, compared to the same period in 2009.
Overall reprographics services sales nationwide were negatively affected by the continued depressed national economy and slow down in the construction market and AEC industry which caused the decrease in revenue for the three and six months ended June 30, 2010. The revenue category that was affected the most was large-format black-and-white printing, as this revenue category is more closely tied to non-residential and residential construction. Large-format black-and-white printing revenues represented approximately 36% of reprographics services for the three and six months ended June 30, 2010; large-format black-and-white printing revenues decreased by approximately 25% and 30% for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009.
Large and small-format color printing in both the AEC market, and in the non-AEC market, currently comprises approximately 25% of our overall reprographics services revenue. Net sales of color printing services has increased 1% in the second quarter of 2010 compared to the same period in 2009. Net sales during the six months ended June 30, 2010, decreased 4% compared to the same period in 2009.
We believe there is a growing appetite for color printing services across all market segments thanks to increased equipment availability and lower production prices than has been seen in the past. We have branded a portion of our operations to address this growing demand. Our new marketing unit, Riot Creative Imaging, now features seven dedicated production facilities in major metropolitan areas around the country, with three more centers scheduled to be opened by the end of 2010.
While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales. This increase is presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, and also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, however, digital service revenue was also negatively affected by current market conditions. During the three and six months ended June 30, 2010, digital service revenue decreased by $1.0 million or 8.8% and $2.6 million, or 11.4%, respectively, over the same period in 2009, but as a percentage of our overall sales it increased from 8.6% to 9.0% and 8.5% to 9.0%, respectively
Facilities management. On-site, or FM, sales for the three and six months ended June 30, 2010, compared to the same period in 2009, decreased by $2.3 million or 9.2% and $6.8 million or 13.1%, respectively. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong, as evidenced by a net increase of approximately 80 facilities management accounts during the six months ended June 30, 2010, bringing our total FM accounts to approximately 5,780 as of June 30, 2010. By placing equipment on-site and billing on a per-use and per-project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts, however, sales decreased as the volume of prints at FM locations significantly declined due to the economic conditions described above. We have seen growing interest in the marketplace for managed print services (MPS), an expanded variation on our traditional FM services. Involving the outsourced management of print-based networks within our customers’ offices, this service typically involves a longer sales cycle than our traditional FM services. We are in the early stages of introducing this service to our customers and results from our sales and marketing efforts will be reviewed in future quarters.
Equipment and supplies sales. Equipment and supplies sales for the three months ended June 30, 2010 increased by $0.7 million, or 5.3%, as compared to the same period in 2009. In the six months ended June 30, 2010, equipment and supplies sales increased by $1.4 million, or 5.4%, as compared to the same period in 2009. During the three and six months ended June 30, 2010, the increase in equipment and supplies sales was primarily due to increased sales in UDS, our Chinese operations. UDS commenced operations during the third quarter of 2008 and acquired the assets of Shanghai Light Business Machines Co., Ltd. in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment in which the equipment is operated “in-house.” Chinese operations had sales of equipment and supplies of $4.1 million and $7.8 million during the three and six months ended June 30, 2010, respectively, compared to $3.2 million and $5.4 million during the same period of 2009. In the U.S., facilities management sales programs have made steady progress as compared to outright sales of equipment and supplies through conversion of such sales contracts to on-site service accounts. Excluding the impact of acquisitions and continuing equipment and supplies sales in China, we do not anticipate growth in equipment and supplies sales in the U.S., as we are placing more focus on facilities management sales programs for the reasons described above.

Gross Profit
Our gross profit and gross profit margin was $39.5 million, and 34.3%, during the three months ended June 30, 2010, compared to $49.2 million, and 37.5%, during the same period in 2009, in which we experienced a year-over-year sales decline of $16.0 million.
During the six month period ended June 30, 2010, gross profit and gross margin decreased to $76.3 million, and 33.6%, compared to $101.1 million, and 37.4%, during the same period in 2009, on sales decline of $43.4 million.
The primary reason for the decrease in gross margins was our product mix. Material costs as a percentage of sales was 250 and 290 basis points higher for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009. This was primarily due to an increase in lower margin equipment and supplies sales as a percentage of total sales. Specifically, lower margin equipment and supplies sales comprised 12.2% and 12.1% of total sales for the three and six months ended June 30, 2010, respectively, compared to 10.1% and 9.6% for the same period in 2009. The decrease in margins was also impacted by an increase of 70 and 20 basis points in direct labor costs as a percentage of sales for the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009, as a result of unabsorbed labor due to the significant decline in sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.8 million, or 6.0%, during the three months ended June 30, 2010, compared to the same period in 2009.
Selling, general and administrative expenses decreased by $5.7 million or 9.3% during the six months ended June 30, 2010, compared to the same period in 2009.
The decrease was primarily due to the implementation of cost reduction programs initiated in response to the decline in sales and a decrease in bad debt expense. Specifically, general and administrative compensation decreased by $0.4 million and $1.8 million for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009.The decrease in general and administrative compensation was primarily due to the consolidation of some back office functions across operating segments. Bad debt expense decreased by $1.2 million and $2.2 million for the three and six months ended June 30, 2010, respectively, compared to the same period in 2009, as a result of improved collections and lack of significant write offs in 2010. Despite the significant decrease in sales, sales compensation remained relatively consistent to prior year amounts as we hired additional sales personnel to implement new sales initiatives. The increase in expense due to the hiring of additional personnel was offset by a drop in commissions resulting from the significant decline in sales.
Selling, general and administrative expenses as a percentage of net sales increased from 22.9% in the second quarter of 2009 to 24.5% in the second quarter of 2010 and from 22.5% in the six months ended June 30, 2009 to 24.3% in the same period in 2010. This increase was primarily due to unabsorbed administrative and sales compensation costs resulting from the significant sales decline.
On April 22, 2009, we commenced a stock option exchange program to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, we issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of our common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than our board members, were eligible to participate in the program. The number of shares of our common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant, and the remaining 50% of the shares subject to an option vesting on the second anniversary of the date of grant. The total incremental cost of the repriced options is approximately $2.4 million of which $0.3 million and $0.6 million has been recognized in our interim Condensed Statements of Income for the three and six months ended June 30, 2010, respectively.
Amortization of Intangibles
Amortization of intangibles of $2.6 million and $5.2 million for the three and six months ended June 30, 2010, respectively, remained consistent with the amount in the same period in 2009 due to the fact that acquisition activity and the size of acquisitions have decreased significantly since 2008. In 2010, we have not made any acquisitions, as compared to 3 small acquisitions in 2009 and 13 in 2008.
Interest Expense, Net
Net interest expense was consistent during the three and six months ended June 30, 2010 compared to the same period in 2009. During the three and six months ended June 30, 2010 our weighted average debt decreased by $80.1 million and $80.0 million, respectively, compared to the same period in 2009. The decrease in interest expense related to the debt reduction was offset by an increase in weighted average interest rates of 207 and 198 basis points, respectively, pertaining to the same periods, above.

Income Taxes
Our effective income tax rate increased to 42.4% and 42.5% for the three and six months ended June 30, 2010, respectively, from 39.4% and 39.0% for the three and six months ended June 30, 2009, respectively. This increase in the effective income tax rate was primarily due to the assumption that we will not receive any tax benefit related to the domestic production activities deduction as a result of lower projected taxable income in 2010, a slightly higher blended state tax rate and nondeductible items.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the (income) loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Net Income Attributable to ARC
Net income attributable to ARC was $1.7 million and $2.4 million during the three and six months ended June 30, 2010, respectively, compared to $6.3 million and $13.9 million in the same period in 2009. The decrease is primarily due to the decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses described above.
EBITDA
EBITDA margin decreased to 18.5% and 18.3% during the three and six months ended June 30, 2010, respectively, compared to 23.0% and 22.9% during the same period in 2009. EBITDA margin for the three and six months ended June 30, 2010 compared to the same period in 2009 was negatively impacted primarily due to the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales described above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
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

	Six Months Ended
	June 30,
	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$27,746	$55,798

Net cash used in investing activities	$(1,932)	$(4,403)

Net cash used in financing activities	$(21,540)	$(41,182)

Operating Activities
Our cash flows from operations are primarily driven by sales and net profit generated from these sales. The overall decrease in cash flows from operations in 2010 was due to the significant decline in sales and related profits and receivables. With the downturn in the general economy, we will continue to focus on our accounts receivable collections. As evidence of our improved collection efforts, our days sales outstanding decreased to 46 days as of June 30, 2010, as compared to 48 days as of June 30, 2009. If the recent negative sales trends continue throughout 2010, this will significantly impact our cash flows from operations in the future.

Investing Activities
Net cash used in investing activities of $1.9 million for the six months ended June 30, 2010 relates to capital expenditures of $2.8 million at all of our operating segments, partially offset by $0.9 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, amounted to $0.9 million during the six months ended June 30, 2009, compared to no acquisition costs or earnout payments incurred for the same period in 2010. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.
Financing Activities
Net cash of $21.5 million used in financing activities during the six months ended June 30, 2010 primarily relates to scheduled payments under the Amended Credit Agreement, capital leases and seller notes.
Our cash position, working capital, and debt obligations as of June 30, 2010, and December 31, 2009 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Cash and cash equivalents	$33,673	$29,377
Working capital	$(5,057)	$(3,739)

Borrowings from senior secured credit facilities	$201,457	$205,625
Other debt obligations	55,272	68,606

Total debt obligations	$256,729	$274,231

The decrease of $1.3 million in working capital in 2010 was primarily due to a $12.2 million net increase in the short-term portion of our senior secured debt, partially offset by a $5.5 million increase in accounts receivable, $2.5 million decrease in seller notes and $1.7 million decrease in capital lease obligations. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $33.7 million and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of June 30, 2010, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our Amended Credit Agreement.
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
Based on our 2010 projected revenue, we are implementing operational plans that we believe will enable us to achieve projected levels of EBITDA and related operating expenses at such levels that will allow us to remain in compliance with the financial covenants under our Amended Credit Agreement. However, our ability to further reduce expenses becomes more challenging if sales decline beyond forecasted levels. As of June 30, 2010, we were in compliance with the financial covenants in our Amended Credit Agreement and currently anticipate to be in compliance through the term of that agreement. However, due to the uncertainties described, above, it is possible that a default under certain financial covenants may occur in the future. We believe, although difficult, that further cost reductions could be implemented in the event that projected revenue levels are not achieved. If actual sales are lower than our current projections and/or we do not successfully implement cost reduction plans, we could be at risk of default under the financial covenants of our Amended Credit Agreement. Our ability to maintain compliance under the financial covenants of our Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses. If we default on the covenants under the Amended Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on our business, financial condition and liquidity. Because our Amended Credit Agreement contains cross-default provisions, triggering a default provision under our Amended Credit Agreement may require us to repay all debt outstanding under the credit facilities, including any amounts outstanding under our senior secured revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict our ability to draw additional funds under the revolving senior secured credit facility. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, we may be required to agree to other adverse economic changes to our Amended Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for any such waiver. If we are not able to comply with revised terms and conditions under our Amended Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that we would be able to obtain additional sources of liquidity on terms acceptable to us, or at all, which would have a material adverse effect on our business and financial condition.
During December 2007, we repurchased 447,654 shares of our common stock for $7.7 million which were funded through cash flows from operations. During the first six months of 2010, we did not repurchase any common stock. Our Amended Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15 million in aggregate over the term of the facility. As of June 30, 2010, we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be purchased primarily using subordinated debt in accordance with our credit facility.
We continually evaluate potential acquisitions. Our historical focus for this activity has been within North America, but we have recently begun to evaluate strategic international acquisitions in select nations where economic growth is beginning to emerge. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment.
Debt Obligations
Senior Secured Credit Facilities. On October 5, 2009 we entered into our Amended Credit Agreement with a beginning initial term loan of $209.7 million, class B term loan of $36.1 million and revolving credit facility of $49.5 million. On October 6, 2009, we prepaid on a pro-rata basis $35.0 million to reduce the initial term loan installments due on March 31, 2010, June 30, 2010 and September 30, 2010.
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
Financial ratios under the Amended Credit Agreement are as follows:
•	The interest coverage ratio is 2.00:1.00 for the period ended December 31, 2009, 1.75:1.00 for the periods ending March 31, 2010 through September 30, 2010, 2.00:1.00 for the periods ending December 31, 2010 through September 30, 2011, 2.50:1.00 for the period ending December 31, 2011 and 3.00:1.00 for all periods thereafter.

•	The fixed charge coverage ratio is 1.00:1.00 for the period ended December 31, 2009 through maturity.

•	The leverage ratio is 3.25:1.00 for the period ended December 31, 2009, 3.50:1.00 for the period ended March 31, 2010, 3.85:1.00 for the periods ending June 30, 2010 through September 30, 2010, 3.25:1.00 for the period ending December 31, 2010 and 3.00:1.00 for all periods thereafter.

•	The senior secured leverage ratio is 3.00:1.00 for the period ended December 31, 2009, 3.25:1.00 for the period ended March 31, 2010, 3.65:1.00 for the periods ending June 30, 2010 through September 30, 2010, 3.00:1.00 for the periods ending December 31, 2010 through March 31, 2011 and 2.50:1.00 for all periods thereafter.
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
As of June 30, 2010, we were in compliance with the financial covenants in our Amended Credit Agreement. Our trailing twelve months key financial covenant ratios as of June 30, 2010 were 2.21:1.00 for interest coverage, 1.21:1.00 for fixed charge coverage, 2.98:1.00 for leverage and 2.81:1.00 for senior secured leverage. See “Financing Activities” section for our discussion regarding our projected compliance with debt covenants.
On October 2, 2009, we entered into the Amended Swap Transaction in order to reduce the notional amount under the initial swap transaction from $271.6 million to $210.8 million to hedge our then existing variable interest rate debt under the Amended Credit Agreement.
Capital Leases. As of June 30, 2010, we had $39.2 million of capital lease obligations outstanding, with a weighted average interest rate of 8.8% and maturities between 2010 and 2015.
Seller Notes. As of June 30, 2010, we had $14.7 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2010 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2010, we had potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $2.1 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Uncertain Tax Position Liability. We had a $2.0 million and $1.8 million contingent liability for uncertain tax positions as of June 30, 2010 and December 31, 2009, respectively.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our 2009 Annual Report on Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2010-06, Fair Value Measurements and Disclosures, improving disclosures about Fair Value Measurements (“ASU 2010-06”), which is further described in Note 13, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements.
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
The Amended Swap Transaction has a termination date of December 6, 2012 which is also the maturity date under our Amended Credit Agreement. As of June 30, 2010, the Amended Swap Transaction had a negative fair value of $11.4 million of which $6.4 million was recorded in accrued expenses and $5.0 million was recorded in other long-term liabilities.
As of June 30, 2010, we had $256.7 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in the Amended Swap Transaction.
We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of June 30, 2010, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 6, 2010

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