Form 10-Q
period 2010-09-30
American Reprographics CO
filed 2010-11-05
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of November 3, 2010, there were 45,724,468 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY

Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2010

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Dollars in thousands,
	except per share data)
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$29,755	$29,377
Accounts receivable, net of allowances for accounts receivable of $4,021
and $4,685 at September 30, 2010 and December 31, 2009, respectively	58,432	53,919
Inventories, net	11,034	10,605
Deferred income taxes	5,640	5,568
Prepaid expenses and other current assets	13,082	7,011

Total current assets	117,943	106,480
Property and equipment, net	60,402	74,568
Goodwill	294,759	332,518
Other intangible assets, net	66,592	74,208
Deferred financing costs, net	2,923	4,082
Deferred income taxes	36,816	26,987
Other assets	2,157	2,111

Total assets	$581,592	$620,954

Liabilities and Equity
Current liabilities:
Accounts payable	$24,180	$23,355
Accrued payroll and payroll-related expenses	11,575	8,804
Accrued expenses	24,353	24,540
Current portion of long-term debt and capital leases	64,444	53,520

Total current liabilities	124,552	110,219
Long-term debt and capital leases	183,802	220,711
Other long-term liabilities	9,067	8,000

Total liabilities	317,421	338,930

Commitments and contingencies (Note 9)
Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,172,122 and 46,112,653 shares issued and 45,724,468 and 45,664,999 shares outstanding in 2010 and 2009, respectively	46	46
Additional paid-in capital	94,550	89,982
Retained earnings	178,213	200,961
Accumulated other comprehensive loss	(7,078)	(7,273)

	265,731	283,716
Less cost of common stock in treasury, 447,654 shares in 2010 and 2009	7,709	7,709

Total American Reprographics Company stockholders’ equity	258,022	276,007
Noncontrolling interest	6,149	6,017

Total equity	264,171	282,024

Total liabilities and equity	$581,592	$620,954

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
	(Unaudited)

Reprographics services	$72,709	$81,989	$227,419	$274,663
Facilities management	22,602	23,395	67,632	75,158
Equipment and supplies sales	14,110	13,966	41,619	40,066

Total net sales	109,421	119,350	336,670	389,887
Cost of sales	74,403	78,219	225,346	247,622

Gross profit	35,018	41,131	111,324	142,265
Selling, general and administrative expenses	26,612	27,330	81,912	88,335
Amortization of intangible assets	2,466	2,777	7,659	8,674
Goodwill impairment	38,263	37,382	38,263	37,382
Impairment of long-lived assets	—	781	—	781

(Loss) income from operations	(32,323)	(27,139)	(16,510)	7,093
Other income	(52)	(41)	(129)	(138)
Interest expense, net	5,614	6,428	17,256	18,060

Loss before income tax (benefit) provision	(37,885)	(33,526)	(33,637)	(10,829)
Income tax (benefit) provision	(12,668)	(5,334)	(10,862)	3,520

Net loss	(25,217)	(28,192)	(22,775)	(14,349)
Loss attributable to the noncontrolling interest	73	28	27	39

Net loss attributable to American Reprographics Company	$(25,144)	$(28,164)	$(22,748)	$(14,310)

Earnings per share attributable to American Reprographics
Company shareholders:
Basic	$(0.56)	$(0.62)	$(0.50)	$(0.32)

Diluted	$(0.56)	$(0.62)	$(0.50)	$(0.32)

Weighted average common shares outstanding:
Basic	45,224,369	45,138,446	45,190,660	45,115,059
Diluted	45,224,369	45,138,446	45,190,660	45,115,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

	American Reprographics Company Shareholders
						Accumulated
			Additional			Other
	Common Stock		Paid-in	Deferred	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Compensation	Earnings	Loss	in Treasury	Interest	Total
	(Dollars in thousands, except per share data)
	(Unaudited)

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902
Stock-based compensation	46,512	—	3,351	195	—	—	—	—	3,546
Issuance of common stock under Employee Stock Purchase Plan	27,275	—	167	—	—	—	—	—	167
Stock options exercised	11,800	—	63	—	—	—	—	—	63
Tax benefit from stock based compensation	—	—	18	—	—	—	—	—	18
Comprehensive loss:
Net loss	—	—	—	—	(14,310)	—	—	(39)	(14,349)
Foreign currency translation adjustments	—	—	—	—	—	732	—	—	732
Gain on derivative, net of tax effect	—	—	—	—	—	2,476	—	—	2,476

Comprehensive loss									(11,141)

Balance at September 30, 2009	45,312,743	$46	$88,806	$—	$201,536	$(8,206)	$(7,709)	$6,082	$280,555

	American Reprographics Company Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2009	45,664,999	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024
Stock-based compensation	29,100	—	4,371	—	—	—	—	4,371
Issuance of common stock under Employee Stock Purchase Plan	7,119	—	51	—	—	—	—	51
Stock options exercised	23,250	—	125	—	—	—	—	125
Tax benefit from stock based compensation	—	—	21	—	—	—	—	21
Comprehensive loss:
Net loss	—	—	—	(22,748)	—	—	(27)	(22,775)
Foreign currency translation adjustments	—	—	—	—	314	—	159	473
Loss on derivative, net of tax effect	—	—	—	—	(119)	—	—	(119)

Comprehensive loss:								(22,421)

Balance at September 30, 2010	45,724,468	$46	$94,550	$178,213	$(7,078)	$(7,709)	$6,149	$264,171

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)
	(Unaudited)

Cash flows from operating activities
Net loss	$(22,775)	$(14,349)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	598	2,842
Depreciation	25,862	28,977
Amortization of intangible assets	7,659	8,674
Amortization of deferred financing costs	1,159	972
Goodwill impairment	38,263	37,382
Impairment of long-lived assets	—	781
Stock-based compensation	4,371	3,564
Excess tax benefit related to stock-based compensation	(38)	(18)
Deferred income taxes	(9,750)	(2,258)
Other non-cash items, net	102	(54)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,033)	11,237
Inventory	(456)	355
Prepaid expenses and other assets	(5,516)	3,675
Accounts payable and accrued expenses	3,562	(6,416)

Net cash provided by operating activities	38,008	75,364

Cash flows from investing activities
Capital expenditures	(5,696)	(5,852)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(500)	(2,023)
Other	754	716

Net cash used in investing activities	(5,442)	(7,159)

Cash flows from financing activities
Proceeds from stock option exercises	125	63
Proceeds from issuance of common stock under Employee Stock Purchase Plan	37	116
Excess tax benefit related to stock-based compensation	38	18
Payments on long-term debt agreements and capital leases	(32,203)	(55,838)
Net (repayments) borrowings under revolving credit facility	(450)	—
Payment of loan fees	—	(44)

Net cash used in financing activities	(32,453)	(55,685)

Effect of foreign currency translation on cash balances	265	117

Net change in cash and cash equivalents	378	12,637
Cash and cash equivalents at beginning of period	29,377	46,542

Cash and cash equivalents at end of period	$29,755	$59,179

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$6,802	$12,134
Issuance of subordinated notes in connection with the acquisition of businesses	$—	$246
(Loss) gain on derivative, net of tax effect	$(119)	$2,476

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the United States Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. All subsequent events have been evaluated through the date the interim Condensed Consolidated Financial Statements were issued. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

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

The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At September 30, 2010, 2,767,655 shares remain available for issuance under the Stock Plan.

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

The impact of stock-based compensation on the interim Condensed Consolidated Statements of Operations for the three months ended September 30, 2010 and 2009, before income taxes, was $1.5 million and $1.4 million, respectively.

The impact of stock-based compensation on the interim Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009, before income taxes, was $4.4 million and $3.6 million, respectively.

As of September 30, 2010, total unrecognized compensation cost related to unvested stock-based payments totaled $5.8 million and is expected to be recognized over a weighted-average period of 1.8 years.

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

Under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was decreased from 95% to 85% of the fair

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the amended ESPP for the three months ended September 30, 2010 and 2009 was $3 thousand and $6 thousand, respectively. The compensation expense in connection with the amended ESPP for the nine months ended September 30, 2010 and 2009 was $9 thousand and $18 thousand, respectively. During the nine months ended September 30, 2010, the Company issued 7,119 shares of its common stock to employees under the ESPP at a weighted average price of $7.24 per share.

4.	Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

In connection with acquisitions, the Company applies the provisions of ASC 805, using the acquisition method of accounting. Acquisitions completed prior to 2009 were accounted for by applying the provisions of SFAS No. 141, Business Combinations, (“SFAS 141”), pursuant to which the assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.

The Company assesses goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Since the Company’s previous goodwill impairment analysis in September 30, 2009, there were no triggering events that required a subsequent interim impairment analysis. However, even if the procedures did not include an annual assessment of goodwill, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, the Company’s 2010 third quarter results and the revision of projected future earnings.

Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The results of the Company’s analysis in 2010 indicated that 13 of its reporting units, 12 in the United States, one in China, had a goodwill impairment as of September 30, 2010. Accordingly, the Company recorded a pretax, non-cash charge for the three and nine months ended September 30, 2010 to reduce the carrying value of goodwill by $38.3 million.

The results of the Company’s goodwill impairment analysis in the quarter ended September 30, 2009 indicated that 11 of the Company’s reporting units, nine in the United States, one in the United Kingdom, and one in Canada, had a goodwill impairment as of September 30, 2009. Accordingly, the Company recorded a pretax, non-cash charge for the three and nine months ended September 30, 2009 to reduce the carrying value of goodwill by $37.4 million.

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

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.

The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. The Company considered market information in assessing the reasonableness of the fair value under the income approach outlined above.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions regarding the duration of the ongoing economic downturn in the Company’s industry, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing during the nine months ended September 30, 2010, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, it may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when it regularly perform its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The changes in the carrying amount of goodwill from January 1, 2009 through September 30, 2010 are summarized as follows:

	Gross	Accumulated	Net Carrying
	Goodwill	Impairment Loss	Amount

January 1, 2009	$401,667	$35,154	$366,513
Additions	3,136	—	3,136
Goodwill impairment	—	37,382	(37,382)
Translation adjustment	251	—	251

December 31, 2009	405,054	72,536	332,518
Additions	500	—	500
Goodwill impairment	—	38,263	(38,263)
Translation adjustment	4	—	4

September 30, 2010	$405,558	$110,799	$294,759

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments.

Long-lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if not.

The operating segments of the Company have been negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its operating segments for impairment as of September 30, 2010 and 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment in 2010. In 2009 the Company determined that there was an impairment of long-lived assets for its operating segment in the United Kingdom. Accordingly, the Company recorded a pretax, non-cash charge for the nine months ended September 30, 2009 to reduce the carrying value of other intangible assets by $0.8 million.

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

The following table sets forth the Company’s other intangible assets resulting from business acquisitions at September 30, 2010 and December 31, 2009 which continue to be amortized:

	September 30, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets:
Customer relationships	$96,279	$46,111	$50,168	$96,219	$39,243	$56,976
Trade names and trademarks	20,294	3,902	16,392	20,294	3,139	17,155
Non-compete agreements	100	68	32	303	226	77

	$116,673	$50,081	$66,592	$116,816	$42,608	$74,208

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows:

2010	$2,417
2011	9,127
2012	8,231
2013	7,327
2014	6,518
Thereafter	32,972

$66,592

5.	Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2010	2009

Borrowings from foreign revolving credit facilities; 6.0% interest rate at September 30, 2010 and December 31, 2009, respectively; principal payable through October 2010	$1,096	$1,523
Borrowings from senior secured term loan credit facility; interest payable quarterly (weighted average 8.2% and 8.1% interest rate at September 30, 2010 and December 31, 2009, respectively, inclusive of amended swap transaction); principal payable in varying quarterly installments; any unpaid principal and interest due December 6, 2012	199,375	205,625
Various subordinated notes payable; weighted average 6.2% interest rate at September 30, 2010 and December 31, 2009, respectively; principal and interest payable monthly through June 2012	11,160	21,755
Various capital leases; weighted average 8.8% and 9.2% interest rate at September 30, 2010 and December 31, 2009, respectively; principal and interest payable monthly through May 2015	36,615	45,328

	248,246	274,231
Less current portion	(64,444)	(53,520)

	$183,802	$220,711

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

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
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

The Company had $29.8 million of cash and cash equivalents as of September 30, 2010.

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

As of September 30, 2010, the Company was in compliance with the financial covenants in its Amended Credit Agreement and currently anticipates to be in compliance through the term of that agreement. The Company’s trailing twelve months key financial covenant ratios as of September 30, 2010 were 2.11:1.00 for interest coverage, 1.20:1.00 for fixed charge coverage, 3.12:1.00 for leverage and 2.98:1.00 for senior secured leverage.

The Company’s ability to maintain compliance under the financial covenants of the Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses. Based on the Company’s 2010 and 2011 projected revenue, the Company believes that it is operating in such a way that will enable it to achieve levels of EBITDA and related operating expenses that conform to the financial covenants under the Amended Credit Agreement.

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

As of September 30, 2010 and December 31, 2009, standby letters of credit totaled $4.0 million. Standby letters of credit and borrowings under the revolving credit facility reduced the Company’s borrowing availability under its senior secured revolving credit facility to $45.5 million as of September 30, 2010 and December 31, 2009, respectively.

All material terms and conditions, including the maturity dates of the Company’s existing senior secured credit facilities, remained the same as those described in Note 5, “Long-Term Debt,” to the Company’s consolidated financial statements included in its 2009 Annual Report on Form 10-K.

Foreign Credit Facilities

In the fourth quarter of 2009, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”) entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translates to U.S. $2.2 million as of September 30, 2010. Draws on the facilities are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.

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

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

As of September 30, 2010, the Amended Swap Transaction had a negative fair value of $11.3 million of which $6.7 million was recorded in accrued expenses and $4.6 million was recorded in other long-term liabilities.

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

As of September 30, 2010 and December 31, 2009, the Company was party to the Amended Swap Transaction. The Amended Swap Transaction has a current notional amount of $199.4 million which is scheduled to amortize to $65.3 million at maturity in December 2012. Such agreement qualifies as a cash flow hedge under ASC 815. The effective portion of the change in the fair value of the derivative instrument is deferred in Accumulated Other Comprehensive Loss (“AOCL”), net of taxes, until the underlying hedged item is recognized in earnings. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. Over the next 12 months, the Company expects to reclassify $6.7 million from AOCL to interest expense.

The following table summarizes the fair value and classification on the interim Condensed Consolidated Balance Sheets of the Amended Swap Transaction as of September 30, 2010 and December 31, 2009:

		Fair Value
	Balance Sheet	September 30,	December 31,
	Classification	2010	2009

Derivative designated as hedging instrument under ASC 815
Amended Swap Transaction—current portion	Accrued expenses	$6,678	$6,908
Amended Swap Transaction—long term portion	Other long-term liabilities	4,624	4,010

Total derivatives designated as hedging		$11,302	$10,918

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and nine months ended September 30, 2010, and 2009:

	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Derivative in ASC 815 Cash Flow Hedging Relationship
Amended Swap Transaction	$92	$452	$(234)	$4,196
Tax effect	(37)	(163)	115	(1,720)

Amended Swap Transaction, net of tax effect	$55	$289	$(119)	$2,476

The following table summarizes the effect of the Amended Swap Transaction on the interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(Effective Portion)				(Ineffective Portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009	2010	2009

Location of Gain or (Loss) Reclassified from AOCL into Income
Interest expense	$(1,841)	$(2,252)	$(5,775)	$(5,844)	$ (44)	$(960)	$(150)	$(960)

7.	Fair Value Measurements

The Company adopted ASC 820 with respect to nonfinancial assets and liabilities on January 1, 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. In accordance with ASC 820, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Significant Other Observable Inputs Level 2
	September 30,	December 31,
	2010	2009

Recurring Fair Value Measure
Amended Swap Transaction	$11,302	$10,918

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of September 30, 2010:

	Significant Other Unobservable Inputs
	Level 3	Total Losses

Nonrecurring Fair Value Measure
Goodwill	$294,759	$38,263

In accordance with the provisions of ASC 350, goodwill was written down to its implied fair value of $294,759, resulting in an impairment charge of $38,263. See Note 4 “Goodwill and Other Intangibles Resulting from Business Acquisitions”, for further information regarding the process of determining the implied fair value of goodwill.

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

Short- and long-term debt:  The carrying amount of the Company’s capital leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheets as of September 30, 2010 for its term loan credit facility is $199.4 million and $11.2 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its term loan credit facility is $202.3 million as of September 30, 2010, and the fair value of its subordinated notes payable is $10.3 million as of September 30, 2010.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2010 was impacted by the goodwill impairment, taken in the three months ended September 30, 2010. The total impairment of $38.3 million resulted in a tax benefit of $12.8 million, a 33.5% benefit. The effective tax rates for the three and nine months ended September 30, 2010 were negatively impacted by the fact that $3.9 million of the impairment charges related to stock basis goodwill, which is not tax deductible until the stock is disposed of and is treated as a permanent item for financial reporting purposes.

Excluding impairments, the Company’s effective income tax rate increased to 42.1% for the nine months ended September 30, 2010 from 40.9% for the same period in 2009. This increase is primarily due to significantly lower pretax income in conjunction with nondeductible items and lack of any tax benefit related to domestic production activities deduction projected for 2010.

9.	Commitments and Contingencies

Operating Leases.  The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration.  The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2010, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Uncertain Tax Position Liability.  The Company had a $1.6 million and $1.8 million contingent liability for uncertain tax positions as of September 30, 2010 and December 31, 2009, respectively.

Legal Proceedings.  The Company is involved in various legal proceedings and claims from time to time in the normal course of business. The Company does not believe, based on currently available facts and

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

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

The differences between net loss and comprehensive loss attributable to ARC for the three and nine months ended September 30, 2010 and 2009 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net loss	$(25,217)	$(28,192)	$(22,775)	$(14,349)
Foreign currency translation adjustments	423	377	473	732
Gain (loss) on derivative, net of tax effect	55	289	(119)	2,476

Comprehensive loss	(24,739)	(27,526)	(22,421)	(11,141)
Comprehensive income (loss) attributable to the noncontrolling interest	86	(28)	132	(39)

Comprehensive loss attributable to ARC	$(24,825)	$(27,498)	$(22,553)	$(11,102)

Asset and liability accounts of international operations are translated into U.S. dollars, the Company’s functional currency, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.

11.	Earnings per Share

The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 2.2 million for the three and nine months ended September 30, 2010, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options totaling 2.2 million for the three and nine months ended September 30, 2009, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
(Dollars in thousands, except per share data)
(Unaudited)

Basic and diluted earnings per share were calculated using the following common shares for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Weighted average common shares outstanding during the period—basic	45,224,369	45,138,446	45,190,660	45,115,059
Effect of dilutive stock options	—	—	—	—

Weighted average common shares outstanding during the period—diluted	45,224,369	45,138,446	45,190,660	45,115,059

12.	Segment and Geographic Reporting

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

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or in which services were rendered. Operations outside the United States, have been small but growing. See table below for revenues for the three and nine months ended September 30, 2010 and 2009, respectively, and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations as of September 30, 2010 and December 31, 2009, respectively.

	Three Months Ended						Nine Months Ended
	September 30,						September 30,
	2010			2009			2010			2009
		Foreign			Foreign			Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total	U.S.	Countries	Total	U.S.	Countries	Total

Revenues from external customers	$99,993	$9,428	$109,421	$111,740	$7,610	$119,350	$310,561	$26,109	$336,670	$369,961	$19,926	$389,887

	September 30, 2010			December 31, 2009
		Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total

Long-lived assets, net	$419,128	$7,705	$426,833	$478,489	$8,998	$487,487

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

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force , (“ASU 2009-13”). This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010, therefore, the Company will implement in its Consolidated Financial Statements effective January 1, 2011. The Company is currently evaluating the impact, if any, that the adoption of ASU 2009-13 may have on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2009 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first and second quarters of fiscal year 2010.

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

Our services apply to time-sensitive and graphic-intensive documents and fall into four primary categories:

•	Document management. Document management typically involves storing, tracking and providing authorized access to documents we maintain on our customers behalf. This activity is largely accomplished through digital database management as documents enter our digital infrastructure and are maintained on our production workstations, servers and networks.

•	Document distribution and logistics. Document distribution and logistics involves transferring digital documents throughout our local and wide-area computer networks, and over the internet, as well as pickup, delivery and shipping of hardcopy documents to and from locations around the world.

•	Print-on-demand. Print-on-demand usually involves quick-turnaround digital printing of documents in black and white and color, and in a wide variety of sizes and formats

•	On-site services, frequently referred to as facilities management (“FMs”), which is any combination of the above services supplied at a customer’s location. On-site services typically involve placing equipment and sometimes staff in our customers’ locations to provide convenience printing and other reprographic services. This category is evolving to include the management of entire print networks in our customers’ offices, which we refer to as “managed print services” or “MPS.”

We deliver these services through our specialized technology, more than 550 sales and customer service employees, and more than 5,700 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 138,000 customers throughout the United States.

Historically our operating segments have functioned under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. In the past, industry conventions have led us to maintain acquired brands wherever practical due to the local nature of construction activity. Today, however, the local nature of construction is changing as reflected by the consolidation activity in the industry. This suggests that consolidating our local operations under a single brand may provide us with a unique marketing advantage in light of our scope and scale, especially as it relates to customers that have a national presence. We are currently exploring whether or not to implement such a marketing strategy while continuing to maintain our existing local brands.

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

Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks inherent in a depressed economy. As a result, in the first nine months of 2010, we did not acquire any businesses. As the economy improves, it is our current intention to resume acquisition activity as a substantial component of our growth strategy, and we have a growing interest in pursuing international acquisitions, especially as they relate to UNIS Document Solutions Co. Ltd. (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”). In 2009, we acquired two U.S. businesses, one of which consisted of a “stand-alone acquisition” and the other which consisted of a “fold-in acquisition” (refer to the “Acquisitions” section below for an explanation of these terms), and one Chinese business through UDS for $2.9 million.

Evaluating our Performance.  We believe we are able to deliver value to our stockholders by:

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

Based on our experience derived from completing more than 140 acquisitions since 1997, we believe that the reprographics industry is highly fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. None of our individual acquisitions in the past three years have added a material percentage of sales to our overall business. In the aggregate, however, our prior acquisitions have fueled the bulk of our historical annual sales growth. Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks of such activity inherent in a depressed economy. As the economy improves in the United States, it is our current intention to resume acquisition activity as a substantial component of our growth strategy. Currently, we are actively reviewing acquisition opportunities in China with UDS, our business venture with Unisplendour, and selectively in other countries as individual national economies emerge from the recent economic downturn.

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

New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. Goodwill typically represents the purchase price of an acquired business less the fair value of tangible assets and identifiable intangible assets. We test our goodwill components for impairment annually on September 30 and more frequently if events and circumstances indicate that goodwill might be impaired. See Note 4 “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements for further information.

Economic Factors Affecting Financial Performance.  Based on a compilation of approximately 90% of revenues from our operating segments and certain assumptions derived from data relating to AEC and non-AEC customers, we estimate that sales to the AEC industry accounted for 76% of our net sales for the period ended September 30, 2010, with the remaining 24% consisting of sales to non-AEC industries. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, employment rates, commercial vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past two years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.

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

We have presented adjusted net loss attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2010 and 2009 to reflect the exclusion of the goodwill impairment charges, long-lived assets impairment charge and the ineffective portion of the Swap Transaction. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2010 and 2009. We presented adjusted EBITDA in the three and nine months ended September 30, 2010 and 2009 to exclude the non-cash goodwill and long-lived assets impairment total charges of $38.3 million and $38.2 million, respectively, as we believe this was a result of the current macroeconomic environment and not indicative of our operations. The exclusion of the goodwill and long-lived assets impairment charges to arrive at adjusted EBITDA is consistent with the definition of adjusted EBITDA in the amendment (the “Amended Credit Agreement”) to the Credit Agreement, therefore we believe this information is useful to investors in assessing our ability to meet our debt covenants.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss attributable to ARC:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Cash flows provided by operating activities	$10,262	$19,566	$38,008	$75,364
Changes in operating assets and liabilities, net of effect of business acquisitions	6,166	704	7,443	(8,851)
Non-cash (expenses) income, including depreciation and amortization	(41,645)	(48,462)	(68,226)	(80,862)
Income tax (benefit) provision	(12,668)	(5,334)	(10,862)	3,520
Interest expense, net	5,614	6,428	17,256	18,060
Net loss attributable to the noncontrolling interest	73	28	27	39

EBIT	(32,198)	(27,070)	(16,354)	7,270
Depreciation and amortization	10,757	12,185	33,521	37,651
Stock-based compensation	1,453	1,403	4,371	3,564

EBITDA	(19,988)	(13,482)	21,538	48,485
Interest expense, net	(5,614)	(6,428)	(17,256)	(18,060)
Income tax benefit (provision)	12,668	5,334	10,862	(3,520)
Depreciation and amortization	(10,757)	(12,185)	(33,521)	(37,651)
Stock-based compensation	(1,453)	(1,403)	(4,371)	(3,564)

Net loss attributable to ARC	$(25,144)	$(28,164)	$(22,748)	$(14,310)

The following is a reconciliation of net loss attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Net loss attributable to ARC	$(25,144)	$(28,164)	$(22,748)	$(14,310)
Interest expense, net	5,614	6,428	17,256	18,060
Income tax (benefit) provision	(12,668)	(5,334)	(10,862)	3,520

EBIT	(32,198)	(27,070)	(16,354)	7,270
Depreciation and amortization	10,757	12,185	33,521	37,651
Stock-based compensation	1,453	1,403	4,371	3,564

EBITDA	$(19,988)	$(13,482)	$21,538	$48,485

Special items:
Goodwill impairment	38,263	37,382	38,263	37,382
Impairment of long-lived assets	—	781	—	781

Adjusted EBITDA	$18,275	$24,681	$59,801	$86,648

The following is a reconciliation of net loss margin to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (1)	2009	2010	2009 (1)

Net loss margin attributable to ARC	(23.0)%	(23.6)%	(6.8)%	(3.7)%
Interest expense, net	5.1	5.4	5.1	4.6
Income tax provision	(11.6)	(4.5)	(3.2)	0.9

EBIT margin	(29.4)	(22.7)	(4.9)	1.9
Depreciation and amortization	9.8	10.2	10.0	9.7
Stock-based compensation	1.3	1.2	1.3	0.9

EBITDA margin	(18.3)%	(11.3)%	6.4%	12.4%

Special items:
Goodwill impairment	35.0	31.3	11.4	9.6
Impairment of long-lived assets	—	0.7	—	0.2

Adjusted EBITDA margin	16.7%	20.7%	17.8%	22.2%

(1)	column does not foot due to rounding

The following is a reconciliation of net loss attributable to ARC to unaudited adjusted net income attributable to ARC and earnings per share to adjusted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss attributable to ARC	$(25,144)	$(28,164)	$(22,748)	$(14,310)
Goodwill impairment	38,263	37,382	38,263	37,382
Impairment of long-lived assets	—	781	—	781
Ineffective portion of Swap Transaction	44	960	150	960
Income tax benefit, related to above items	(12,838)	(8,041)	(12,880)	(8,041)

Unaudited adjusted net income attributable to ARC	$325	$2,918	$2,785	$16,772

Earnings per share attributable to ARC shareholders (actual):
Basic	$(0.56)	$(0.62)	$(0.50)	$(0.32)

Diluted	$(0.56)	$(0.62)	$(0.50)	$(0.32)

Weighted average common shares outstanding:
Basic	45,224,369	45,138,446	45,190,660	45,115,059
Diluted	45,224,369	45,138,446	45,190,660	45,115,059
Earnings per share attributable to ARC shareholders (adjusted)
Basic	$0.01	$0.06	$0.06	$0.37

Diluted	$0.01	$0.06	$0.06	$0.37

Weighted average common shares outstanding (adjusted):
Basic	45,224,369	45,138,446	45,190,660	45,115,059
Diluted	45,439,385	45,352,608	45,432,553	45,229,386

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010 (1)	2009	2010	2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.0	65.5	66.9	63.5

Gross profit	32.0	34.5	33.1	36.5
Selling, general and administrative expenses	24.3	22.9	24.3	22.7
Amortization of intangibles	2.3	2.3	2.3	2.2
Goodwill impairment	35.0	31.3	11.4	9.6
Impairment of long-lived assets	—	0.7	—	0.2

(Loss) income from operations	(29.5)	(22.7)	(4.9)	1.8
Other income	—	—	—	—
Interest expense, net	5.1	5.4	5.1	4.6

Loss before income tax (benefit) provision	(34.6)	(28.1)	(10.0)	(2.8)
Income tax (benefit) provision	(11.6)	(4.5)	(3.2)	0.9

Net loss	(23.0)	(23.6)	(6.8)	(3.7)
Loss attributable to the noncontrolling interest	0.1	—	—	—

Net loss attributable to ARC	(23.0)%	(23.6)%	(6.8)%	(3.7)%

(1)	column does not foot due to rounding

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
	2010	2009	(In dollars)	(Percent)	2010 (1)	2009	(In dollars)	(Percent)
		(In millions)				(In millions)

Reprographics services	$72.7	$82.0	$(9.3)	(11.3)%	$227.4	$274.7	$(47.3)	(17.2)%
Facilities management	22.6	23.4	(0.8)	(3.4)%	67.6	75.2	(7.6)	(10.1)%
Equipment and supplies sales	14.1	14.0	0.1	0.7%	41.6	40.1	1.5	3.7%

Total net sales	$109.4	$119.4	$(10.0)	(8.3)%	336.7	$390.0	(53.3)	(13.6)%
Gross profit	$35.0	$41.1	$(6.1)	(14.8)%	$111.3	$142.3	$(31.0)	(21.8)%
Selling, general and administrative expenses	26.6	27.3	(0.7)	(2.6)%	81.9	88.3	(6.4)	(7.2)%
Amortization of intangibles	2.5	2.8	(0.3)	(10.7)%	7.7	8.7	(1.0)	(11.5)%
Goodwill impairment	38.3	37.4	0.9	2.4%	38.3	37.4	0.9	2.4%
Impairment of long-lived assets	—	0.8	(0.8)	(100.0)%	—	0.8	(0.8)	(100.0)%
Interest expense, net	5.6	6.4	(0.8)	(12.5)%	17.3	18.1	(0.8)	(4.4)%
Income tax (benefit) provision	(12.7)	(5.3)	(7.4)	139.6%	(10.9)	3.5	(14.4)	(411.4)%
Net loss attributable to ARC	(25.1)	(28.2)	3.1	(11.0)%	(22.7)	(14.3)	(8.4)	58.7%
EBITDA	(20.0)	(13.5)	(6.5)	48.1%	21.5	48.5	(27.0)	(55.7)%

(1)	column does not foot due to rounding

Net Sales

Net sales decreased by 8.3% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Net sales decreased by 13.6% for the nine months ended September 30, 2010, compared to the same period in 2009.

In the three and nine months ended September 30, 2010, the decrease in net sales was due primarily to overall continued weakness in the global economy and a continuing lack of new construction activity in the AEC industry.

Reprographics services.  Net sales during the three months ended September 30, 2010 decreased by $9.3 million, or 11.3%, compared to the three months ended September 30, 2009. Net sales during the nine months ended September 30, 2010 decreased by $47.3 million, or 17.2%, compared to the same period in 2009.

Overall reprographics services sales nationwide were negatively affected by the continued depressed national economy and continuing lack of new construction activity in the AEC industry. These conditions caused the decrease in revenue for the three and nine months ended September 30, 2010. Large-format black-and-white printing revenue was affected most, as this revenue category is more closely tied to construction activity. Large-format black-and-white printing revenues represented approximately 36% of reprographics services for the three and nine months ended September 30, 2010; large-format black-and-white printing revenues decreased by approximately 20% and 27% for the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009.

Large and small-format color printing in both the AEC market, and in the non-AEC market, comprised approximately 25% of our overall reprographics services revenue for the three and nine months ended September 30, 2010. Net sales of digital color printing services has increased 1.6% in the third quarter of 2010 compared to the same period in 2009, and decreased 2.3% during the nine months ended September 30, 2010, compared to the same period in 2009.

We believe there is a growing demand for digital color printing services across all market segments due to increased equipment availability and lower production prices than have been seen in the past. We have branded a portion of our operations to address this growing demand. Our new marketing unit, Riot Creative Imaging, now features seven dedicated production facilities in major metropolitan areas around the United States, with three more centers scheduled to open by the end of 2010.

While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales. This increase is presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, and also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the AEC industry. As was the case with our overall sales, however, digital service revenue was negatively affected by current market conditions. During the three and nine months ended September 30, 2010, digital service revenue decreased by $0.2 million or 2.4% and $2.9 million, or 8.7%, respectively, over the same period in 2009, but as a percentage of our overall sales it increased from 8.6% to 9.1% and 8.5% to 9.0%, respectively.

Facilities management.  FM or “on-site” sales for the three and nine months ended September 30, 2010, decreased by $0.8 million or 3.4% and $7.6 million or 10.1%, compared to the same periods in 2009. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong, as evidenced by a net increase of approximately 90 facilities management accounts during the nine months ended September 30, 2010, bringing our total FM accounts to approximately 5,790 as of September 30, 2010. By placing equipment on-site and billing on a per-use and per-project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the net increase in FM accounts, however, sales decreased as the volume of prints at FM locations declined due to the economic conditions described above. We have seen growing interest in the marketplace for managed print services (MPS), an expanded variation on our traditional FM services. Involving the outsourced management of print-based networks within our customers’ offices, this service typically requires a longer sales cycle than our traditional FM offering. We are in the early stages of introducing this service to our customers and results from our sales and marketing efforts will be reviewed in future quarters.

Equipment and supplies sales.  Equipment and supplies sales for the three months ended September 30, 2010 increased by $0.1 million, or 0.7%, as compared to the same period in 2009. In the nine months ended September 30, 2010, equipment and supplies sales increased by $1.5 million, or 3.7%, as compared to the same period in 2009. During the three and nine months ended September 30, 2010, the increase in equipment and supplies sales was primarily due to increased sales in UDS, our Chinese operations. UDS commenced operations during the third quarter of 2008 and acquired the assets of Shanghai Light Business Machines Co., Ltd. in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment in which the equipment is operated “in-house.” Chinese operations had sales of equipment and supplies of $4.8 million and $12.6 million during the three and nine months ended September 30, 2010, respectively, compared to $3.6 million and $9.0 million during the same period of 2009. In the U.S., facilities management sales programs have made steady progress as compared to outright sales of equipment and supplies through conversion of such sales contracts to on-site service accounts.

Gross Profit

Our gross profit and gross profit margin was $35.0 million, and 32.0%, during the three months ended September 30, 2010, respectively, compared to $41.1 million, and 34.5%, during the same period in 2009, respectively, during which time we experienced a year-over-year sales decline of $10.0 million.

During the nine month period ended September 30, 2010, gross profit and gross margin decreased to $111.3 million, and 33.1%, respectively, compared to $142.3 million, and 36.5%, during the same period in 2009, respectively, on a year-over-year sales decline of $53.3 million.

The primary reason for the decrease in gross margins was a change in our product mix. Material costs as a percentage of sales were 280 and 290 basis points higher for the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009. This was mainly due to an increase in lower margin equipment and supplies sales as a percentage of total sales. Specifically, lower margin equipment and supplies sales comprised 12.9% and 12.4% of total sales for the three and nine months ended September 30, 2010, respectively, compared to 11.7% and 10.3% for the same period in 2009. In response to the decline in sales, we implemented cost cutting initiatives that resulted in a decline in labor and overhead costs that were in line with the drop in sales. Therefore, overhead and labor costs as a percentage of sales for the three and nine months ended September 30, 2010 were consistent with 2009 percentages for the same time periods.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.7 million, or 2.6%, during the three months ended September 30, 2010, compared to the same period in 2009.

Selling, general and administrative expenses decreased by $6.4 million, or 7.2% during the nine months ended September 30, 2010, compared to the same period in 2009.

The decrease was primarily due to the implementation of cost reduction programs initiated in response to the decline in sales and a decrease in bad debt expense. Specifically, general and administrative compensation decreased by $0.6 million and $2.3 million for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009. The decrease in general and administrative compensation was primarily due to the consolidation of certain back office functions performed across operating segments. Bad debt expense decreased by $18 thousand and $2.2 million for the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009, as a result of improved collections and lack of significant write-offs in 2010. Despite the significant decrease in sales, sales compensation remained relatively consistent to prior year amounts because we hired additional sales personnel to implement new sales initiatives, such as our new marketing unit, Riot Creative Imaging, and our MPS offering. The increase in expense due to the hiring of additional personnel was offset by a drop in commissions resulting from the significant decline in sales.

Selling, general and administrative expenses as a percentage of net sales increased from 22.9% in the third quarter of 2009 to 24.3% in the third quarter of 2010 and from 22.7% in the nine months ended September 30, 2009 to 24.3% in the same period in 2010. This increase was primarily due to unabsorbed administrative and sales compensation costs resulting from the significant sales decline.

Amortization of Intangibles

Amortization of intangibles of $2.5 million and $7.7 million for the three and nine months ended September 30, 2010, respectively, remained consistent with the amount in the same period in 2009 due to the fact that acquisition activity and the size of acquisitions have decreased significantly since 2008. During the nine months ended September 30, 2010, we did not have any acquisitions, as compared to three small acquisitions in 2009 and 13 in 2008.

Goodwill Impairment

We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Since our previous goodwill impairment analysis in September 30, 2009, there were no triggering events that required a subsequent interim impairment analysis. However, even if our procedures did not include an annual assessment of goodwill, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, were our 2010 third quarter results and our revision of projected future earnings.

Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The results of our analysis in 2010 indicated that 13 of our reporting units, 12 in the United States, one in China, had a goodwill impairment as of September 30, 2010. Accordingly, we recorded a pretax, non-cash charge for the three and nine months ended September 30, 2010 to reduce the carrying value of goodwill by $38.3 million.

The results of our goodwill impairment analysis in the quarter ended September 30, 2009 indicated that 11 of our reporting units, nine in the United States, one in the United Kingdom, and one in Canada, had a goodwill impairment as of September 30, 2009. Accordingly, we recorded a pretax, non-cash charge for the three and nine months ended September 30, 2009 to reduce the carrying value of goodwill by $37.4 million.

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

We determined the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated future discounted cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We considered market information in assessing the reasonableness of the fair value under the income approach outlined above.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn in our industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the nine months ended September 30, 2010, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Impairment of Long-Lived Assets

We periodically assess potential impairments of long-lived assets in accordance with the provisions of ASC 360, formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Factors we considered include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value, if available, or discounted cash flows, if not.

Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated, as described above, the long-lived assets of our operating segments for impairment as of September 30, 2010 and 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment there was no impairment in 2010. In 2009 we determined that there was an impairment of long-lived assets of our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge as of September 30, 2009 to reduce the carrying value of other intangible assets by $0.8 million.

Interest Expense, Net

Net interest expense decreased during the three and nine months ended September 30, 2010 compared to the same period in 2009. During the three and nine months ended September 30, 2010 our average debt decreased by $71.1 million and $78.1 million, respectively, compared to the same period in 2009. The decrease in interest expense related to the debt reduction was partially offset by an increase in weighted average interest rates of 95 and 171 basis points, respectively, pertaining to the same periods, above.

Income Taxes

Our effective income tax rate for the three and nine months ended September 30, 2010 was affected by the goodwill impairment in the three months ended September 30, 2010. The impairment of $38.3 million resulted in a tax benefit of $12.8 million, a 33.5% benefit. Our effective tax rates for the three and nine months ended September 30, 2010 were negatively affected by $3.9 million of the impairment charges related to stock basis goodwill. This charge is not tax deductible until the stock is disposed of and is treated as a permanent item for financial reporting purposes.

Excluding impairments, our effective income tax rate increased to 42.1% for the nine months ended September 30, 2010 from 40.9% for the same period in 2009. This increase is primarily due to significantly lower pretax income in conjunction with nondeductible items and lack of any tax benefit related to domestic production activities deduction projected for 2010.

Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 35% of the (income) loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.

Net Loss Attributable to ARC

Net loss attributable to ARC was $25.1 million and $22.7 million during the three and nine months ended September 30, 2010, respectively, compared to net loss of $28.2 million and $14.3 million in the same periods in 2009, respectively. The net loss attributable to ARC in 2010 and 2009 are primarily due to the $38.3 million and $37.4 million goodwill impairment charges, respectively, described above. The decrease, excluding the impairment charges, is primarily due to the decrease in sales and gross margins, partially offset by the decrease in general and administrative expenses described above.

EBITDA

EBITDA margin decreased to (18.3)% and 6.4% during the three and nine months ended September 30, 2010, respectively, compared to (11.3)% and 12.4% during the same period in 2009. Excluding the impact of the non-cash goodwill impairments and long-lived assets impairment charges, our adjusted EBITDA margin was 16.7% and 17.8% for the three and nine months ended September 30, 2010, respectively, as compared to 20.7% and 22.2% for the three and nine months ended September 30, 2009, respectively. Adjusted EBITDA margin for the three and nine months ended September 30, 2010 compared to 2009 was negatively affected by the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales described above.

Impact of Inflation

Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been from operations and borrowings under our Amended Credit Agreement. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended
	September 30,
	2010	2009
	(Dollars in thousands)

Net cash provided by operating activities	$38,008	$75,364

Net cash used in investing activities	$(5,442)	$(7,159)

Net cash used in financing activities	$(32,453)	$(55,685)

Operating Activities

Our cash flows from operations are primarily driven by sales and net profit generated from these sales. The overall decrease in cash flows from operations in 2010 was due to the significant decline in sales and related profits and receivables. With the downturn in the general economy, we will continue to focus on our accounts receivable collections. As evidence of our continued focus on receivable collection efforts, our days sales outstanding (DSO) of 48 days has remained identical to our DSO in September 30, 2009. Cash flows from operations for the nine months ended September 30, 2010 were negatively affected by an increase in prepaid taxes of approximately $4.0 million. If the recent negative sales trends continue throughout 2010 and 2011, this will significantly impact our cash flows from operations in the future.

Investing Activities

Net cash used in investing activities of $5.4 million for the nine months ended September 30, 2010 relates to capital expenditures of $5.7 million at all of our operating segments, $0.5 million for an earnout payment related to a 2008 acquisition, partially offset by $0.8 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with acquisitions, will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.

Financing Activities

Net cash of $32.5 million used in financing activities during the nine months ended September 30, 2010 primarily relates to scheduled payments under the Amended Credit Agreement, capital leases and seller notes. During the nine months ended September 30, 2009 cash used in financing activities included approximately $11.0 million in early pay-downs of capital lease obligations, in addition to scheduled payments.

Our cash position, working capital, and debt obligations as of September 30, 2010, and December 31, 2009 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Cash and cash equivalents	$29,755	$29,377
Working capital	$(6,609)	$(3,739)
Borrowings from senior secured credit facilities	$199,375	$205,625
Other debt obligations	48,871	68,606

Total debt obligations	$248,246	$274,231

The decrease of $2.9 million in working capital in 2010 was primarily due to a $18.3 million net increase in the short-term portion of our senior secured debt, partially offset by a $4.5 million increase in accounts receivable, $4.1 million decrease in the current portion of seller notes and $2.8 million decrease in the current portion of capital lease obligations and $4.0 million increase in prepaid taxes. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $29.8 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding nor did we draw any funds during the nine months ended September 30, 2010, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our Amended Credit Agreement.

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

Our ability to maintain compliance under the financial covenants of our Amended Credit Agreement is highly sensitive to, and dependent upon, achieving projected levels of EBITDA and related operating expenses. Based on our 2010 and 2011 projected revenue, we believe we are operating the company in such a way that will enable us to achieve levels of EBITDA and related operating expenses that conform to the financial covenants under our Amended Credit Agreement. As of September 30, 2010, we were in compliance with the financial covenants in our Amended Credit Agreement, and we currently anticipate to be in compliance through the term of that agreement. We believe that, although difficult, further cost reductions could be implemented in the event that projected revenue levels are not achieved. However, if actual sales are lower than our current projections and/or we do not successfully implement cost reduction plans, we could be at risk of default under the financial covenants of our Amended Credit Agreement.

If we default on the covenants under the Amended Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the Amended Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on our business, financial condition and liquidity. Because our Amended Credit Agreement contains cross-default provisions, triggering a default provision under our Amended Credit Agreement may require us to repay all debt outstanding under the credit facilities, including any amounts outstanding under our senior secured revolving credit facility (which currently has no debt outstanding), and may also temporarily or permanently restrict our ability to draw additional funds under the revolving senior secured credit facility. There is no assurance that we would receive waivers should we not meet our financial covenant requirements. Even if we are able to obtain a waiver, we may be required to agree to other adverse economic changes to our Amended Credit Agreement, including increased interest rates, amended covenants or lower availability thresholds and to pay a fee for any such waiver. If we are not able to comply with revised terms and conditions under our Amended Credit Agreement and we are unable to obtain waivers, we would need to obtain additional sources of liquidity. Given the unprecedented instability in worldwide credit markets, however, there can be no assurance that we would be able to obtain additional sources of liquidity on terms acceptable to us, or at all, which would have a material adverse effect on our business and financial condition. As we look forward, we are exploring various debt refinancing options that may be currently available to us.

During December 2007, we repurchased 447,654 shares of our common stock for $7.7 million which were funded through cash flows from operations. During the first nine months of 2010, we did not repurchase any common stock. Our Amended Credit Agreement allows us to repurchase stock and/or pay cash dividends in an amount not to exceed $15 million in aggregate over the term of the facility. As of September 30, 2010, we had $7.3 million available to repurchase stock and/or pay cash dividends under the credit facility. Additional share repurchases, if any, will be made in such amounts and at such times as we deem appropriate based upon prevailing market and business conditions and would be purchased primarily using subordinated debt in accordance with our credit facility.

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

As of September 30, 2010, we were in compliance with the financial covenants in our Amended Credit Agreement. Our trailing twelve months key financial covenant ratios as of September 30, 2010 were 2.11:1.00 for interest coverage, 1.20:1.00 for fixed charge coverage, 3.12:1.00 for leverage and 2.98:1.00 for senior secured leverage. See “Financing Activities” section for our discussion regarding our projected compliance with debt covenants.

On October 2, 2009, we entered into the Amended Swap Transaction in order to reduce the notional amount under the initial swap transaction from $271.6 million to $210.8 million to hedge our then existing variable interest rate debt under the Amended Credit Agreement.

Capital Leases.  As of September 30, 2010, we had $36.6 million of capital lease obligations outstanding, with a weighted average interest rate of 8.8% and maturities between 2010 and 2015.

Seller Notes.  As of September 30, 2010, we had $11.2 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2010 and 2012. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2010 and December 31, 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Operating Leases.  We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration.  We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2010, we had potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Uncertain Tax Position Liability.  We had a $1.6 million and $1.8 million contingent liability for uncertain tax positions as of September 30, 2010 and December 31, 2009, respectively.

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

The Amended Swap Transaction has a termination date of December 6, 2012 which is also the maturity date under our Amended Credit Agreement. As of September 30, 2010, the Amended Swap Transaction had a negative fair value of $11.3 million of which $6.7 million was recorded in accrued expenses and $4.6 million was recorded in other long-term liabilities.

As of September 30, 2010, we had $248.2 million of total debt and capital lease obligations, none of which bore interest at variable rates, after factoring in the Amended Swap Transaction.

We have not entered, and do not plan to enter, into any derivative financial instruments for trading or speculative purposes. As of September 30, 2010, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 6.	Exhibits

Exhibit
Number	Description

10.1	Sixth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010).
10.2	Fourth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2010).
10.3	Fifth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010).
10.4	Third Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 3, 2010).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2010

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ Kumarakulasingam Suriyakumar
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

By:	/s/ Jonathan R. Mather
Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Sixth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2010).
10.2	Fourth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 3, 2010).
10.3	Fifth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 3, 2010).
10.4	Third Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 3, 2010).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith