Form 10-K
period 2010-12-31
American Reprographics CO
filed 2011-03-09
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Based on the closing price of $8.73 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $323,997,424.
As of March 7, 2011, there were 45,741,716 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders to be held on April 28, 2011 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

AMERICAN REPROGRAPHICS COMPANY
ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2010

AMERICAN REPROGRAPHICS COMPANY
2010 ANNUAL REPORT ON FORM 10-K
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
Our Company
We are the largest reprographics company in the United States with a network that consists of more than 225 production facilities in the U.S., significant operations in Canada, and a growing presence in the United Kingdom, India and China. Our primary business is providing highly-specialized document management services, document distribution and logistics, and print-on-demand services to the architectural, engineering and construction industry, or AEC industry. As a part of these services, we frequently place equipment in our customers’ offices and sell our services on a per-use basis on-site, a practice commonly referred to as facilities management, or “FM” services. We also sell reprographics equipment and supplies to complement our service offerings. Based on our extensive footprint and technology-enabled services, we are uniquely positioned to manage, store, distribute and print documents that are critical to the AEC industry, including large-format construction drawings, small-format specification documents, and color architectural renderings.
Construction documents are frequently reproduced in short runs and fast turnaround times, and are almost always technical, complex, constantly changing and confidential. We believe we hold the leading market share position in 30 of the Nielsen Group’s top 50 major metropolitan markets, and operate in eight times as many cities and with eight times the number of service facilities as our next largest competitor. We also provide services on-site in approximately 5,800 of our customers’ offices. We believe our national footprint provides a significant competitive advantage as the reprographics industry is largely comprised of small, local operators. We are the only single-source supplier of national reprographics services for regional, national and global AEC firms.
We also leverage our core competencies to address market opportunities outside of the construction industry. We provide document management and printing services to the retail, aerospace, technology, entertainment, and healthcare industries, among others. A significant portion of our non-AEC revenues are derived from supplying digital color printing services to customers with short-run, high-turnover promotional, advertising and marketing needs. We began to market these services in 2010 under a separate and dedicated brand known as Riot Creative Imaging.
We believe our long-standing customer relationships, domain expertise, document management capabilities and logistics services make us critical to the $788 billion AEC industry. Construction drawings and specifications are the primary means of communication in the AEC industry and link architects, engineers and construction professionals with more than 200 building trades throughout the life of a construction project. These drawings are usually larger than 11” x 17”, require specialized printing and finishing equipment to produce, and an intimate understanding of industry work flows. Changes in construction projects are communicated through distribution of new or updated drawings or specifications, which means that a document may be changed, sent to a reprographer, printed and re-distributed to project team members numerous times during the course of a building project. An initial set of 300 design documents can easily expand to 1,000 documents or more, and the number of reproductions can number into the tens of thousands. Our ability to manage this massive flow of changing and widely-distributed documents can significantly influence the efficiency and productivity of our customers’ projects.
We complement our market-leading reprographic services with the latest document management technology and proprietary software to strengthen our customer relationships and increase customer retention. In June 2000 we launched our flagship, cloud-based planroom application, PlanWell Enterprise. Since then we have introduced 10 other process improvement software applications that address online order management, print cost recovery, bid management, print automation, consolidated administrative access, and digital document distribution.
While we began operations in California and currently derive approximately 32% of our net sales from operations in that state, our company has grown and our market share has increased through more than 140 acquisitions of local reprographics and related companies that, in most cases, have more than 25 years of operating history at the time of acquisition. Our preferred practice is to maintain the senior management of companies we acquire.
Historically, our operating segments have functioned under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. In the past, industry conventions led us to maintain acquired brands wherever practical due to the local nature of construction activity. Over the past several years, however, many large construction companies have grown through mergers and acquisitions, creating a market in which we believe that regional or national service providers have a greater marketing advantage. As a result, we have begun consolidating our operations under a single brand, ARC, to highlight the scope and scale of our services, especially with respect to customers that have a national presence.
We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.

Our main office is located at 1981 North Broadway, Suite 385, Walnut Creek, California 94596, and our telephone number at that location is (925) 949-5100.
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
Corporate Background and Reorganization
In February 2005, we reorganized from American Reprographics Holdings, L.L.C., a California limited liability company (“Holdings”), into American Reprographics Company, a Delaware corporation. We conduct our operations through our wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Acquisitions
We have pursued acquisitions to expand and complement our existing service offerings and to increase the number of markets where we believe we could become a market leader. Since 1997, we have acquired more than 140 companies. Our recent acquisitions include one Chinese reprographics company for a purchase price of $0.6 million in 2010, two domestic reprographics companies and one Chinese reprographics company for an aggregate purchase price of $2.9 million in 2009, and 13 domestic reprographics companies acquired in 2008 for an aggregate purchase price of $31.9 million.
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
While our interest in acquisitions remains high, we have largely refrained from purchasing reprographics companies during the downturn in the construction industry. Our current intention is to resume our acquisition program when economic improvement in our industry is evident and business valuations have stabilized.
Industry Overview
According to the International Reprographics Association, or IRgA, the reprographics industry in the United States is approximately $4.5 billion in size, with approximately 3,000 firms with average annual sales of approximately $1.5 million and 20 to 25 employees. It is important to note that these statistics have not been revised in recent years and it is our belief that the industry may be significantly smaller due to the effects of the recent recession and downturn in the construction industry. Reprographics companies are often family-owned, and locate their businesses in proximity to customer locations. All reprographers focus on their ability to turnaround jobs quickly and develop local relationships. Reprographics services are purchased by nearly every trade in the construction industry and are most often passed through to project developers for reimbursement.
Demand for reprographics services in the AEC market is closely tied to the level of activity in the construction industry, which in turn is driven by macroeconomic trends such as GDP growth, interest rates, job creation, and office vacancy rates. Reprographics revenues are closely correlated to the private, non-residential sectors of the construction industry, which are often the largest users of reprographics services. According to FMI Corporation, or FMI, a consulting firm to the construction industry, the value of construction “put in place” in the United States for 2010 was estimated at $840 billion, with expenditures divided between residential construction at 29.9% and commercial and public, or non-residential, construction at 70.1%.

Reprographers also offer services in their customers’ offices where reprographics equipment, and sometimes staff, are provided on-site under a FM agreement. FMs allow customers to use reprographics equipment and services in their offices without the burden of equipment ownership, maintenance or supplies. The on-site use of our equipment and services is invoiced just as if those services were produced in our centralized production facilities, which allows the customer to submit such invoices for reimbursement to their clients. Like most reprographics services, reimbursement is the primary means of cost recovery for FM services. Growth in this offering has been robust, and is now expanding into managed print services, or MPS, which is the outsourced management of a customer’s entire print network, including office printers, multi-function devices, and office copiers. Photizo Group, a leading international consulting and research firm for the managed print services market, projects growth in the market to double from approximately $12 billion in the U.S. in 2009, to nearly $25 billion in 2013.
Digital color printing has been a critical part of reprographics services since the introduction of such production equipment in the 1990s. As the use of color has become more popular in most printing applications, non-AEC customers in particular are increasingly using large and small-format color imaging for short-run production of point-of-purchase displays, digital publishing, presentation materials, educational materials and marketing materials. InfoTrends, a leading independent research organization estimates that the overall market for digital color printing services in the U.S., which includes the segments we find most compelling, will reach $113 billion in 2010.
Our Competitive Strengths
We believe that our competitive strengths include the following:
•	Leading Market Position in a Specialized Market. We are the largest reprographics company in the U.S., with operations in eight times as many cities and with eight times the number of service facilities as our next largest competitor in this fragmented and highly specialized market. We believe we are market share leaders in most of the major metropolitan areas we serve, and we believe our market share has increased as many small undercapitalized reprographers have closed as the economic downturn continues. Our size and national footprint provide us with significant economies of scale, making us one of the lowest cost operators in the reprographics industry. Furthermore, our leading position is bolstered by a highly-diverse customer base in which no single customer accounted for more than 2.7% of our net sales in 2010.
•	Extensive National Footprint with Regional Expertise. We are the only reprographics company with a network that consists of more than 225 production facilities in the U.S., significant operations in Canada, and a growing presence in the United Kingdom, India and China. To enhance our global presence, we also have partnerships with independent reprographers in more than 50 countries around the world. Our service centers are digitally connected as a cohesive network, allowing us to provide our services locally, nationally, and globally to more than 120,000 customers. Our footprint also enables us to serve the local offices of our national and regional customers under a single contract through our Global Services (formerly Premier Accounts) program.
•	Leader in Technology and Innovation. To maintain our leadership position amid growing adoption of technology by our customers we have invested approximately $100 million since 2000 in developing and maintaining our technology infrastructure and software applications. Our technology investments have helped us automate workflow, drive production costs down, increase efficiency and reduce errors for our customers and ourselves. We believe our technology products are well-positioned to become standards for document management and distribution in the AEC industry. With PlanWell, our cloud-based planroom application, we managed more than 30 terabytes of customer data and uploaded approximately 400,000 original documents to the system each month during 2010. We have developed and use other proprietary technology that supports online order management, print cost recovery, bid management, digital document distribution, and cloud printing and project collaboration. A dedicated staff of 44 engineers and technical specialists, with expertise in reprographics, internet-based applications, database management, and internet security, provide us with technology development and support capabilities unrivaled in our industry.
•	Flexible Operating Model and Strong Cash Flows. Our business model has several characteristics that produce consistent cash flows under a variety of industry and economic conditions including (i) high gross margins relative to other reprographers, (ii) variable costs that comprise 55% of our total cost structure, as estimated in 2010 and (iii) the ability to leverage our economies of scale to closely manage our inventory, receivables and capital expenditures. We generate strong margins due to our lower cost structure and high-margin value-added services.
•	Experienced Management Team and Highly Trained Workforce. Members of our executive and divisional senior management teams have an average of more than 20 years of industry experience. To maintain continuity of operations and local relationships, it is our preferred practice to maintain the senior management of the companies we acquire. We regularly offer training on every aspect of our business using a variety of online and in-person venues, conducting up to ten webinars or training seminars a week. We also actively develop our managerial “bench” through an elite leadership and mentoring program conducted by our senior executive staff, as well as respected third-party business consultants.

Our Business Strategy
We intend to strengthen our competitive position as the preferred provider of reprographics services in each market we serve. We seek to leverage our assets, facilities and core competencies to drive increasing revenue, cash flow and profitability in existing, adjacent and new markets. Our key strategies to accomplish these objectives include:
•	Global Services (formerly “Premier Accounts”). We created Global Services in 2004 to take advantage of growing globalization and business consolidation within the AEC market. We plan to further enhance our market share and service portfolio on a national level by continuing to offer the services of all of ARC operating locations to large regional and national customers. We utilize our dedicated Global Services sales team to establish ourselves at an enterprise level as the only national reprographics services and technology provider with extensive geographic and service capabilities.
•	Facilities Management/Managed Print Services. We intend to capitalize on the continued trend of our customers to outsource their document management services. Since the late 1990s, we have placed reprographics equipment and sometimes staff in our customers’ offices to eliminate the burden of equipment ownership, maintenance and the procurement of supplies. Customers are billed as if the services were outsourced, making reimbursement the primary means of cost recovery for FM services, and renewals for such contracts are typically high. Commissioned studies on the use of facilities management service strongly suggest that the FM customer is more likely to be retained over time, and use a greater amount and number of related reprographics services than a conventional reprographics customer. As of December 31, 2010, we had approximately 5,800 facilities management contracts, which represented 20.4% of our revenue in 2010. Managed print services, or MPS, is an extension of our FM business in which we address the equipment and cost recovery requirements of an entire enterprise print network, including reprographics services. By assuming the operation of substantially all of our customers’ print operations, we can offer them a mix of on-site and off-site services to provide more cost-effective operations, better asset management, and greater flexibility in production capacity. While this initiative is attractive to clients of any size, it has proved to be effective in attracting new business from our larger Global Services customers.
•	Strategic Acquisitions. We have pursued acquisitions of reprographics companies to expand and complement our existing geographic footprint, especially in markets where we believe we could become a market leader. Since 1997, we have acquired more than 140 companies, realizing substantial operating and purchasing synergies by leveraging our existing corporate infrastructure, best practices and economies of scale. While we have largely refrained from purchases of U.S. reprographics companies during the recent economic downturn, we believe we can continue to grow our business by acquiring small, privately-held companies that serve local markets once the construction market begins to recover. Outside of the U.S., we will continue to look for opportunities in high-growth markets similar to our business venture with Unisplendour Corporation Limited in China, and our new operations in India.
•	Generate Incremental Revenue From Technology. Our ability to design, develop and license best-in-class software applications, combined with our national distribution footprint, creates the opportunity to establish standards for technology use in the reprographics industry. By adding value to conventional services with technology and charging our customers for advances in productivity and efficiency, we seek to generate incremental revenue growth in the future. These value-added services include digital document distribution, file format and document conversions, building information modeling, scan-to-file, and digital document archiving, some of which are based on licensing and subscription models that create recurring revenue. Digital services revenue compromised 8.9% of overall revenue in 2010.
•	Riot Creative Imaging. Since the 1990s, we have provided an extensive array of large- and small-format digital color printing services to our AEC and non-AEC customers through our reprographics service centers. Over the past 12 months, we have consolidated a significant portion of our existing color production capacity into ten centralized production facilities under a new, dedicated color services brand called Riot Creative Imaging. We support these centers with an existing color sales, support, and production team that has been repurposed to address the special promotional, marketing and advertising needs of retail companies and others in the non-AEC market. In less than a year, Riot has attracted high-profile clients such as Adobe, Ducati motorcycles, metropolitan and regional sports stadiums, national restaurant chains, clothing retailers and others. We intend to create smaller support centers within our existing branch network throughout 2011 to facilitate national production and distribution services.

Our Services
Reprographics services typically encompass business-to-business services including document management, document distribution and logistics, and print-on-demand. We also develop technology applications to support and enhance these services that improve control and efficiency in document workflows, and increase productivity.
Our services apply to time-sensitive and graphic-intensive documents and fall into four primary categories:
•	Document management. Document management involves storing, tracking and providing authorized access to documents we maintain on our customers behalf. This is largely accomplished through digital database management as documents enter our digital infrastructure and are maintained on our production workstations, servers and networks.

•	Document distribution and logistics. Document distribution and logistics involves transferring digital documents throughout our local and wide-area computer networks, and over the internet, as well as the pickup, delivery and shipping of hardcopy documents to and from locations around the world.

•	Print-on-demand. Print-on-demand involves quick-turnaround digital printing in black and white and color, and in a wide variety of sizes and formats

•	Facilities management. On-site services, frequently referred to as FMs, is any combination of the above services supplied at a customer’s location. On-site services involve placing equipment and sometimes staff in our customers’ location to provide convenience printing and other reprographics services. Our FM service offering is evolving to include the management of entire print networks in our customers’ offices, which we refer to as MPS.
We deliver these services through our specialized technology, more than 550 sales and customer service employees, and more than 5,800 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 120,000 U.S. customers who purchased goods and services from us in the past 24 months.
These broad categories of services are provided to our AEC customers, as well as to our non-AEC customers that have similar document management and production requirements. Our AEC customers work primarily with high volumes of large-format construction plans and small-format specification documents that are technical, complex, constantly changing and frequently confidential. Our non-AEC customers generally require services that apply to black and white and color small format documents, promotional documents of all sizes, and the digital distribution of document files to multiple locations for a variety of print-on-demand needs, including short-run digital publishing.
In order to increase our industry influence and establish industry standards for best business and technology practices throughout the reprographics industry, we also:
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
Customers
Our business is not dependent on any single customer or particular customers, the loss of any one or more of whom would have a material adverse effect on our business. Our customers are both local and national companies, with no single customer accounting for more than 2.7% of our net sales in 2010.
We have a geographic concentration risk as sales in California, as a percentage of total sales, were approximately 32%, 33% and 36% for the years ended December 31, 2010, 2009 and 2008, respectively.
Operations
Geographic Presence. We operate 239 reprographics service centers, including 225 reprographics service centers in 198 cities in 42 states throughout the United States and in the District of Columbia, seven reprographics service centers in Canada, and one in the United Kingdom. We also have a business venture in China with four locations, and two startup locations in India. Our reprographics service centers are located in close proximity to the majority of our customers and offer pick-up and delivery services within a 15 to 30 mile radius. In our three prior fiscal years, sales outside the United States have been small but growing, amounting to $37.1 million, $28.2 million and $24.2 million for the years ending December 31, 2010, 2009, and 2008, respectively.
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

Management Systems and Controls. We operate with a largely centralized administrative function, with business decisions being heavily influenced by local and regional business information and business trends. Our common practice is to maintain the management team and sales force of acquired companies in order to maintain strong local customer relationships. Our local management maintains autonomy over the day-to-day operations of their business units, including profitability, customer billing, receivables collection, and service mix decisions.
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
Suppliers and Vendors
We purchase raw materials, consisting primarily of paper, toner, and other consumables. Our reprographics equipment, which includes imaging and printing equipment, is either purchased or leased for use in our service facilities and facilities management sites. We centralize the purchase of most goods and services at the corporate level in order to maximize the economies associated with our size, while specialized goods and services are often purchased locally to maintain the efficiencies and time sensitivity required to meet specific customer demands. We continually monitor market conditions and product developments to take advantage of our buying power.
Our primary vendors of equipment, maintenance services, and reprographics supplies include Oce N.V., Azerty, and Xpedx, a division of International Paper Company. We have long-standing relationships with all of our suppliers and we believe we receive favorable prices as compared to our competition, due to the large quantities we purchase and strong relationships with our vendors. Significant market fluctuations in our raw material costs have historically been limited to paper prices and we have typically maintained strong gross margins due, in part to our efforts to pass increased material costs through to our customers.
Sales and Marketing
Divisional Sales Force. We market our products and services throughout the United States through localized sales forces and a combination of national and local marketing in each market we serve. We had approximately 550 sales and customer service representatives as of December 31, 2010. Each sales force generally consists of a sales manager and a staff of sales and customer service representatives that target various customer segments. Sales teams serve both the central hub service facility and satellite facilities, or if market demographics require, operate on behalf of a single service facility.
Global Services (formerly “Premier Accounts”). To further enhance our market share and our ability to service national customers, we offer the services of all of ARC operating locations to large regional and national customers through our Global Services program. We created Global Services to take advantage of growing globalization within the AEC market, and to establish ourselves as the leading national reprographer with extensive geographic and service capabilities. This consolidated service offering allows us to attract large AEC and non-AEC companies with document management, distribution and logistics, and print-on-demand needs that span wide geographical or organizational boundaries. As of December 31, 2010, we maintained 44 Global Services accounts.
PEiR Group. We established the PEiR Group in July 2003, a membership-based organization for the reprographics industry. Comprised of independent reprographers and reprographics vendors, PEiR members are required to license PlanWell technology, facilitating the promotion of our applications as industry standards. We also provide general purchasing discounts to PEiR members through our preferred vendors. This provides other reprographics companies the opportunity to purchase equipment and supplies at a lower cost than they could obtain independently, while increasing our influence and purchasing power with our vendors. Through PEiR, we also present educational programs to members to establish and promote best practices within the industry. As of December 31, 2010, the PEiR Group had 140 domestic and international members.
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

Research and Development
We believe that to compete effectively we must address the growing adoption of technology by our customers, and thus we conduct research and development in order to enhance our existing software and web-based applications, as well as create new proprietary technology products. As of December 31, 2010, we employed 44 engineers and technical specialists with expertise in software, internet-based applications, database management, internet security and quality assurance. In total, research and development amounted to $4.7 million, $4.0 million and $5.1 million during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
Proprietary Rights
Our success depends, in part, on our proprietary information and technology. We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. Our PlanWell license agreements grant our customers a nonexclusive, nontransferable, limited license to use our products and receive our services and contain terms and conditions prohibiting the unauthorized reproduction or transfer of our proprietary technologies. We retain all title and rights of ownership in our software products. In addition, we enter into agreements with some of our employees, third-party consultants and contractors that prohibit the disclosure or use of our confidential information and require the assignment to us of any new ideas, developments, discoveries or inventions related to our business. We also require other third parties to enter into nondisclosure agreements that limit use of, access to, and distribution of our proprietary information. We also rely on a variety of technologies that are licensed from third parties to perform key functions.
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
Information Technology
We operate a technology center in Silicon Valley to support our reprographics services and software development. We also have a facility in Kolkata, India which gives us a powerful and cost effective resource to support our research and development. Our technology centers also serve as design and development facilities for our software applications, and our Silicon Valley technology center houses our North American database administration team and networking engineers.
From these technology centers, our technical staff is able to remotely manage, control and troubleshoot the primary databases and connectivity of each of our operating segments. This allows us to avoid the costs and expenses of employing costly database administrators and network engineers in each of our service facilities.
All of our reprographics service centers are connected via a high-performance, dedicated wide area network, with additional capacity and connectivity through a virtual private network to handle customer data transmissions and e-commerce transactions. Our technology centers use both commonly available software and custom applications running in a clustered computing environment and employ industry-leading technologies for redundancy, backup, and security.
Employees
As of December 31, 2010, we had approximately 3,200 employees, 16 of whom are covered by two collective bargaining agreements. The collective bargaining agreement with our subsidiary, Ridgway’s, LLC, covers six employees and the collective bargaining agreement with our subsidiary, BPI Repro, LLC, covers seven employees. We have not experienced a work stoppage during the past five years and believe that our relationships with our employees and collective bargaining units are good.
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of March 9, 2011:

Name	Age	Position
Kumarakulasingam Suriyakumar	57	Chairman, President and Chief Executive Officer
Jonathan R. Mather	60	Chief Financial Officer and Secretary
Rahul K. Roy	51	Chief Technology Officer
Dilantha Wijesuriya	49	Chief Operating Officer
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
Dilantha Wijesuriya was appointed as the Company’s Chief Operating Officer effective March 4, 2011. Mr. Wijesuriya joined Ford Graphics, a segment of the Company, in January of 1991. He subsequently became president of that segment in 2001, became a Company regional operations head in 2004 and then became the Senior Vice President—National Operations in 2008, which position he retained until his appointment as the Chief Operating Officer. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

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
During the past several years, domestic and international financial markets have experienced extreme disruption, including, among other things, extreme volatility in stock prices and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely impact our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions in the United States and foreign economies. The current restrictions in financial markets and the severe prolonged economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for operations and purchases and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect on our accounts receivable on a timely basis, if at all. Although there have been recent signs of certain areas of economic improvement, we are unable to predict the duration and severity of the current economic downturn and disruption in financial markets and their effects on our business and results of operations. These events are more severe than the effects of previous economic recessions and may, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The residential and non-residential architectural, engineering and construction (AEC) industry is in the midst of a severe downturn. A continuing decline in the residential and non-residential AEC industry, could adversely affect our future revenue and profitability.
We believe that the residential and non-residential AEC markets together accounted for approximately 76% of our net sales for the year ended December 31, 2010, of which we believe the non-residential AEC industry accounted for approximately 93% of our net sales to the AEC market and the residential AEC industry accounted for approximately 7% of our net sales to the AEC market. Our historical operating results reflect the cyclical and variable nature of the AEC industry. Both the residential and non-residential portions of the AEC industry are in the midst of a severe downturn. The effects of the recent economic downturn in the United States economy and weakness in global economic conditions have resulted in a downturn in the residential and non-residential portions of the AEC industry. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery in the AEC industry following a recovery in the general economy. A prolonged downturn in the AEC industry would diminish demand for our products and services, and would therefore negatively affect our revenues and have a material adverse impact on our business, operating results and financial condition. Since we derive a majority of our revenues from reprographics products and services provided to the AEC industry, our operating results are more sensitive to this industry than other companies that serve more diversified markets.
Because a majority of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations.
Because approximately 45% of our overall costs were fixed for the year ended December 31, 2010, changes in economic activity, positive or negative, affect our results of operations. As a consequence, our results of operations are subject to volatility and could deteriorate rapidly in a prolonged environment of declining revenues. Failure to maintain adequate cash reserves and to effectively manage our costs could adversely affect our ability to offset our fixed costs and may have a material adverse effect on our results of operations and financial condition.
Impairment of goodwill may adversely impact future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. The initial identification and valuation of these intangible assets and the determination of the estimated useful lives at the time of acquisition involve management judgments and estimates. Based on our annual goodwill impairment assessment, we recorded a $38.3 million impairment during 2010.
The results of our impairment analysis are as of a particular point in time. If our assumptions regarding future forecasted revenue or gross margins of our operating segments (or “reporting units”) are not achieved, we may be required to record additional goodwill impairment charges in future periods, if any such change constitutes a triggering event prior to the quarter in which we perform our annual goodwill impairment test.
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
We also face the possibility that competition will continue to increase, particularly if copy and printing or business services companies choose to expand into the reprographics services industry. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. In addition, we could encounter competition in the future from large, well-capitalized companies such as equipment dealers and system integrators that can produce their own technology and leverage their existing distribution channels. We could also encounter competition from non-traditional reprographics service providers that offer reprographics services as a component of the other services that they provide to the AEC industry, such as vendors to our industry that provide services directly to our customers, bypassing reprographers. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. Any such future competition could adversely affect our business and impair our future revenue and profitability.

The reprographics industry has undergone significant changes in recent years and will continue to evolve. Our failure to anticipate and adapt to future changes in the reprographics industry could harm our competitive position and future revenue and profitability.
The reprographics industry has undergone significant changes in recent years. The industry’s main production technology has migrated from analog to digital. This has prompted a number of industry trends, including a rapid shift toward decentralized production and lower labor utilization. As digital output devices become smaller, less expensive, easier to use and interconnected, end users of construction drawings are placing these devices within their offices and other locations. On-site reprographics equipment allows a customer to print documents and review hard copies without the delays or interruptions associated with sending documents out for copying, and digital document services that were once considered the domain of experts, such as ourselves, are becoming easier to accomplish in common office settings. Also, as a direct result of advancements in digital technology, labor demands have decreased. Instead of producing one print job at a time, reprographers now have the capability to produce multiple sets of documents with a single production employee. By linking output devices through a single print server, a production employee simply directs output to the device that is best suited for the job. As a result of these trends, reprographers have had to modify their operations to decentralize printing and shift costs from labor to technology.
We expect the reprographics industry to continue to evolve. Our industry is expected to continue to embrace digital technology, not only in terms of production services, but also in terms of network technology, digital document storage and management, and information distribution, all of which will require investment in, and continued development of, technological innovation. If we fail to keep pace with current changes or fail to anticipate or adapt to future changes in our industry, including changes in digital document services, our competitive position could be harmed which would have a material adverse impact on our future revenue and profitability.
If we fail to continue to develop and introduce new services and technologies successfully, our competitive positioning and our ability to grow our business could be harmed.
In order to remain competitive, we must continually invest in new technologies that will enable us to meet the evolving demands of our customers. We cannot guarantee that we will be successful in the introduction, marketing and adoption of any of our new technology services and products, or that we will develop and introduce in a timely manner innovative services and products that satisfy customer needs or achieve market acceptance. Our failure to develop new services and products and introduce them successfully could harm our competitive position and our ability to grow our business, and our revenues and operating results could suffer.
In addition, as reprographics technologies continue to develop, one or more of our current service offerings may become obsolete. In particular, digital technologies may significantly reduce the need for high-volume printing. Digital technology makes traditional reprographics equipment smaller and cheaper, which may cause certain AEC customers to discontinue outsourcing their reprographics needs. Any such developments could adversely affect our business and impair future revenue and profitability.
If we are unable to charge for our value-added services to offset potential declines in print volumes, our long term revenue could decline.
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2010, our reprographics services excluding digital revenues represented approximately 58% of our total net sales, and our facilities management services represented 20.4% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technological advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward printing on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and developing additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 32% of our net sales in 2010 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters (including earthquakes and wildfires). In recent years, the real estate development projects (both residential and non-residential) in California have significantly declined which, in turn, has resulted in a decline in sales from within the California-based AEC industry. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
Our growth strategy depends, in part, on our ability to successfully complete and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.
As part of our growth strategy, we intend to prudently pursue strategic acquisitions within the reprographics industry. Since 1997, we have acquired more than 140 businesses, most of which were long established in the communities in which they conduct their business. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, close acquisitions and effectively integrate acquired businesses. In addition, any governmental review or investigation of our proposed acquisitions, such as by the Federal Trade Commission, may impede, limit or prevent us from proceeding with an acquisition. Acquisition activities have not been a significant part of our growth strategy in fiscal years 2010 and 2009 due to potential risks inherent in an economy recovering from a recent recession. As the economy improves, we currently expect to resume acquisition activity as a substantial component of our growth strategy. There can be no assurance, however, that any future acquisition activity, and any resulting growth, will equal or exceed prior levels of acquisition activity and growth.

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
In addition to acquisitions, part of our growth strategy is to expand our geographic coverage by opening additional satellite branches in regions near our established operations to capture new customers and greater market share. Although we believe that the capital investment for a new branch is generally modest, the branches that we open in the future may not ultimately produce returns that justify our investment.
If we are unable to successfully monitor and manage operations of our subsidiaries and segments, our business and profitability could suffer.
Since 1997, we have acquired more than 140 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices with the local and operational managers of those businesses. During the past two years we have begun to centralize many of these functions, but if we do not successfully manage our subsidiaries and segments under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability. In addition, there is a risk that the company-wide rebranding initiative that we commenced following the end of the third quarter of fiscal year 2010 could have a negative effect on our revenues and results of operations and financial condition.
We depend on certain key vendors for reprographics equipment, maintenance services and supplies, making us vulnerable to supply shortages and price fluctuations.
We purchase reprographics equipment and maintenance services, as well as paper, toner and other supplies, from a limited number of vendors. Our three largest vendors in 2010 were Oce N.V., Azerty, and Xpedx, a division of International Paper Company. Adverse developments concerning key vendors or our relationships with them could force us to seek alternate sources for our reprographics equipment, maintenance services and supplies, or to purchase such items on unfavorable terms. An alternative source of supply of reprographics equipment, maintenance services and supplies may not be readily available. A delay in procuring reprographics equipment, maintenance services or supplies, or an increase in the cost to purchase these items could limit our ability to provide services to our customers on a timely and cost-effective basis and could harm our results of operations and financial condition.
Our failure to adequately protect the proprietary aspects of our technology, including PlanWell, may cause us to lose market share.
Our success depends on our ability to protect and preserve the proprietary aspects of our technologies, including PlanWell. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. Our license agreements contain terms and conditions prohibiting the unauthorized reproduction or transfer of our products. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, United States law provides only limited protection of proprietary rights and the laws of some foreign countries may offer less protection than the laws of the United States. Third parties may unlawfully copy aspects of our technology products, unlawfully distribute them, impermissibly reverse engineer them or otherwise obtain and use information that we regard as proprietary. If competitors are able to develop such technologies and we cannot successfully enforce our rights against them, they may be able to market and sell or license products that compete with ours, and this competition could adversely affect our results of operations and financial condition. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.
Damage or disruption to our facilities, our technology center, our vendors or a majority of our customers could impair our ability to effectively provide our services and may have a significant impact on our revenues, expenses and financial condition.
We currently store most of our customer data at our technology center located in Silicon Valley near known earthquake fault zones. Damage to or destruction of this technology center or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could have a material adverse effect on the markets in which we operate and on our business operations. We store and maintain critical customer data on computer servers at our technology center that our customers access remotely through the internet and/or directly through telecommunications lines. If our back-up power generators fail during any power outage, if our telecommunications lines are severed or internet access is impaired for any reason, our remote access customers would be unable to access their critical data, causing an interruption in their operations. In such event, our remote access customers and their customers could seek to hold us responsible for any losses that they may incur in this regard. We may also potentially lose these customers and our reputation could be harmed. In addition, such damage or destruction, particularly that directly impacting our technology center or our vendors or customers, could have an impact on our sales, supply chain, production capability, costs, and our ability to provide services to our customers.

Although we currently maintain general property damage insurance, if we incur losses from uninsured events, we could incur significant expenses which would adversely affect our results of operations and financial condition.
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
From time to time, independent credit rating agencies rate our credit worthiness. Credit market deterioration and its actual or perceived effects on our business, financial condition and results of operation, along with deterioration in general economic conditions, may increase the likelihood that major independent credit agencies will downgrade our credit rating. Any downgrade in our credit rating could increase our cost of borrowing, which would adversely affect our financial condition and results of operations, perhaps materially. Any downgrade in our credit rating may also cause a decline in the market price of our common stock.
Valuation allowances recorded against our deferred tax assets may adversely impact our future results of operations.
We have deferred tax assets of $156 million and deferred tax liabilities of $111 million, which amounts to net deferred tax assets of $45 million on our balance sheet. Deferred tax assets are future income tax benefits we expect to realize. The realization of deferred tax assets requires an assessment of historical financial performance in conjunction with various forecasts and assumptions of future financial performance including future flows of taxable income. Actual results of these forecasts and projections may differ significantly whether positive or negative. Significant negative results may require a valuation allowance for the amount of deferred tax assets considered not to be realized in the future.
Results of tax examinations may adversely impact our future results of operations.
We are subject to various tax examinations on an ongoing basis. Adverse results of tax examinations for income, payroll, value added, sales-based and other taxes may require future material tax payments if we are unable to sustain our position with the relevant jurisdiction. Where appropriate, we have made accruals for these matters which are reflected in our Consolidated Balance Sheets and Statements of Operations.
Our debt instruments impose operating and financial restrictions on us and, in the event of a default, would have a material adverse impact on our business and results of operations.
The 2010 Credit Agreement and the Notes, impose operating and other restrictions on us and many of our subsidiaries.
The Indenture contains covenants that limit, among other things, our company’s and certain of our subsidiaries’ ability to incur additional debt and issue preferred stock, make certain restricted payments, consummate specified asset sales, enter into certain transactions with affiliates, create liens, declare or pay any dividend or make any other distributions, make certain investments, and merge or consolidate with another person.
The 2010 Credit Agreement contains covenants which, subject to certain exceptions as set forth in the 2010 Credit Agreement, restrict our ability to incur additional debt, grant liens or guaranty other indebtedness, pay dividends, redeem stock, pay or redeem subordinated indebtedness, make investments or capital expenditures, dispose or acquire assets, dispose of equity interests in subsidiaries, enter into any merger, sale of assets, consolidation or liquidation transaction, or engage in transactions with stockholders and affiliates.
The 2010 Credit Agreement contains financial covenants which, among other things, requires us to not exceed a specified maximum consolidated leverage ratio, not exceed a specified maximum consolidated senior secured leverage ratio and not go below a specified minimum consolidated interest coverage ratio.

A breach of any of these covenants could result in a default under our debt instruments. If any such default occurs, our creditors under the agreements may elect to declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable. The creditor under the 2010 Credit Agreement also has the right in these circumstances to terminate any commitments to provide further borrowings.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
At the end of 2010, we operated 239 reprographics service centers, of which 225 were in the United States, seven were in Canada, four were in China, two were in India and one in London, England. We also occupied two technology centers in Silicon Valley, California, a software programming facility in Kolkata, India, as well as other facilities including our executive offices located in Walnut Creek, California, and our finance and purchasing offices located in Glendale, California.
In total the Company occupied approximately 1.8 million square feet as of December 31, 2010.
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
On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that we violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not included any liability in our Consolidated Financial Statements in connection with this matter. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.
In addition to the matter described above, we are involved in various legal proceedings and claims from time to time in the normal course of business. We do not believe, based on currently available information, that the final outcome of any of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated financial position, results of operations or cash flows. We believe the amounts provided in our Consolidated Financial Statements, which are not material, are adequate in light of the probable and estimable liabilities. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy alleged liabilities will not exceed the amounts reflected in our Consolidated Financial Statements or will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	(REMOVED AND RESERVED)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed on the NYSE under the stock symbol “ARC”. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	2010		2009
	High	Low	High	Low
First Quarter	$9.15	$6.43	$7.11	$2.55
Second Quarter	11.31	8.33	10.26	3.26
Third Quarter	9.68	6.53	10.21	7.20
Fourth Quarter	7.97	6.00	9.74	5.43
Performance Graph
The graph below matches the cumulative 5-year total return of holders of American Reprographics Company’s common stock with the cumulative total returns of the Russell 2000 index, and a customized peer group of six companies (the “Diversified Commercial & Professional Services”) that includes: G & K Services Inc., Healthcare Services Group Inc., Mobile Mini Inc., School Specialty Inc., Tetra Tech Inc. and Viad Corp.. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on December 31, 2005 and its relative performance is tracked through December 31, 2010.

	12/05	12/06	12/07	12/08	12/09	12/10

American Reprographics Company	100.00	131.09	64.86	27.15	27.59	29.87
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
Diversified Commercial & Professional Services	100.00	115.85	109.74	88.31	100.55	107.18
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
Holders
As of March 2, 2011, the approximate number of stockholders of record of our common stock was 84 and the closing price of our common stock was $8.52 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our board of directors, subject to compliance with Delaware corporate law, certain covenants under our debt instruments which restrict or limit our ability to declare or pay dividends, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our board of directors may deem relevant.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
None.

Item 6.	Selected Financial Data
The selected historical financial data presented below is derived from the audited financial statements of American Reprographics Company for the fiscal years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Statement of Operations Data:
Reprographics services	$294,555	$350,491	$518,062	$513,630	$438,375
Facilities management	89,994	97,401	120,983	113,848	100,158
Equipment and supplies sales	57,090	53,657	61,942	60,876	53,305

Total net sales	441,639	501,549	700,987	688,354	591,838
Cost of sales	299,307	323,360	415,715	401,317	337,509

Gross profit	142,332	178,189	285,272	287,037	254,329
Selling, general and administrative expenses	107,744	115,020	154,728	143,811	131,743
Litigation (gain) reserve	—	—	—	(2,897)	11,262
Amortization of intangibles	11,657	11,367	12,004	9,083	5,055
Goodwill impairment	38,263	37,382	35,154	—	—
Impairment of long-lived assets	—	781	—	—	—

(Loss) income from operations	(15,332)	13,639	83,386	137,040	106,269
Other income, net	(156)	(171)	(517)	—	(299)
Interest expense, net	24,091	25,781	25,890	24,373	23,192

Loss on early extinguishment of debt	2,509	—	—	1,327	—

(Loss) income before income tax (benefit) provision	(41,776)	(11,971)	58,013	111,340	83,376
Income tax (benefit) provision	(14,186)	3,018	21,200	42,203	31,982

Net (loss) income	(27,590)	(14,989)	36,813	69,137	51,394
Loss (income) attributable to noncontrolling interest	88	104	(59)	—	—

Net (loss) income attributable to American Reprographics Company	$(27,502)	$(14,885)	$36,754	$69,137	$51,394

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(0.61)	$(0.33)	$0.82	$1.52	$1.14
Diluted	$(0.61)	$(0.33)	$0.81	$1.51	$1.13

Weighted average common shares outstanding:
Basic	45,213	45,123	45,060	45,421	45,015
Diluted	45,213	45,123	45,398	45,829	45,595

	Fiscal Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Other Financial Data:

Depreciation and amortization	$45,649	$49,543	$50,121	$39,445	$27,749
Capital expenditures	$8,634	$7,506	$9,033	$8,303	$7,391
Interest expense, net	$24,091	$25,781	$25,890	$24,373	$23,192

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance Sheet Data:

Cash and cash equivalents	$26,293	$29,377	$46,542	$24,802	$11,642
Total assets	$569,085	$620,954	$725,931	$722,611	$547,581
Long term obligations	$221,088	$228,711	$315,165	$324,724	$253,419
Total ARC stockholders’ equity	$256,506	$276,007	$281,781	$251,651	$184,244
Working capital	$22,387	$(3,739)	$29,798	$4,695	$21,150

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part 1, “Item 1 — Business”; Part I, “Item 1A — Risk Factors”; Part II, “Item 6 — Selected Financial Data”; and Part II, “Item 8 — Financial Statements and Supplementary Data.”
Executive Summary
American Reprographics Company (“ARC,” the “Company,” “we” or “us”) is the leading reprographics company in the United States. We provide business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry, through a nationwide network of service centers. Prior to the inception of rebranding local operations as ARC, the majority of our customers have known us as a local reprographics provider, with a long history in the community.
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
We deliver these services through our specialized technology, more than 550 sales and customer service employees, and more than 5,800 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 120,000 U.S. customers who purchased goods and services from us in the past 24 months.

Historically, our operating segments have functioned under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. In the past, industry conventions led us to maintain acquired brands wherever practical due to the local nature of construction activity. Over the past several years, however, many large construction companies have grown through mergers and acquisitions, creating a market where regional or national service providers have a greater marketing advantage. As a result, we have begun consolidating our operations under a single brand, ARC, to highlight the scope and scale of our services, especially with respect to customers that have a national presence.
During the fourth quarter of 2010, we decided to begin the process of consolidating many brands that comprise our market presence around the country. Beginning in January 2011, each of our operating divisions began to adopt the acronym of our corporate parent name, ARC. The name will be phased into our marketing operations throughout the course of the year to ensure customer recognition and retention. Original brand names will continue to be used in conjunction with ARC to reinforce our continuing presence in the business communities we serve, and ongoing relationships with our customers. The latest date we expect to fully retire original trade names is April 2012.
A significant component of our historical growth has been from acquisitions. The timing and number of acquisitions depends on various factors, including but not limited to, market conditions and availability of funding.
Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks inherent in an economy recovering from a recent recession. As a result, in 2010, we acquired one Chinese business through UNIS Document Solutions Co. Ltd., (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”) for $0.6 million. In 2009, we acquired two U.S. businesses that consisted of “stand-alone acquisitions” and “fold-in acquisitions” (refer to the “Acquisitions” section below for an explanation of these terms) and one Chinese business acquired through UDS, for $2.9 million. In 2008, we acquired 13 businesses for $31.9 million. In connection with acquisitions completed in 2010 and 2009, we have applied the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 805, formerly Statement of Financial Accounting Standards (“SFAS”) No. 141 (Revised 2007), Business Combinations, using the acquisition method of accounting, however, acquisitions completed prior to 2009 were accounted for by applying the provisions SFAS No. 141, Business Combinations, (“SFAS 141”). Our Consolidated Statements of Operations reflect sales and expenses of acquired businesses only for post-acquisition periods.
On August 1, 2008, we commenced operations of UDS, our business venture with Unisplendour. The purpose of UDS is to pair the digital document management solutions of our Company with the brand recognition and Chinese distribution channel of Unisplendour to deliver digital reprographics services to China’s growing construction industry. Under the terms of the agreement, our Company and Unisplendour have an economic ownership interest of 65 percent and 35 percent, respectively. We consolidate UDS and reflect Unisplendour’s ownership as a noncontrolling interest.
As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low-cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within the first 12 months of operations. We had 239 and 272 reprographic service centers for the years ended December 31, 2010 and 2009, respectively.
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
Net sales are categorized as reprographics services, facilities management, and equipment and supplies. Our current revenue sources are likely to change in the future if our digital services revenue commands a greater and more distinctive role in our service mix. Digital services currently comprise approximately 8.9% of our overall revenue.
Revenues from software licenses and membership fees are derived over the term of the license or the membership agreement. Licensed technology includes PlanWell online planrooms, PlanWell EWO, PlanWell BidCaster, Abacus and MetaPrint, among others. Revenues from these agreements are separate from digital services and typically are derived from other reprographics companies licensing the applications as opposed to end users. Digital services we provide to our customers include digital document management tasks, scanning and archiving digital documents, posting documents to the web and other related work performed on a computer. Revenues from software licenses, membership fees and digital services are categorized and reported as a part of “Reprographics services”.
Revenue from reprographics services is derived from document management, document distribution and logistics, and print-on-demand services. We include revenues from these services under the caption “Reprographics services”.
On-site services, or facilities management, revenues are generated from providing reprographics services in our customers’ locations using machines that we own or lease. Generally, this category of revenue is derived from a single cost per-square-foot of printed material, similar to our reprographics services.
Revenue from equipment and supplies is derived from the resale of such items to our customers. We do not manufacture such items but rather purchase them from our vendors at wholesale costs.
While our services are now most frequently delivered through the use of computers and digital production equipment (as opposed to manual document management processes and analog printing devices), our primary revenue model remains based on the price of printing. Our progress in charging for digital services has increased to 8.9% of our overall revenue, but common practice in the construction industry has yet to fully support a pricing model that includes digital services as separate and discreet offering from general reprographics services. We believe that productivity enhancements that our technology provides to our customers’ workflow, and the resulting adoption of our technology by our customers, allows us to reshape our pricing justification. We also believe that the current challenging economic climate facing many construction companies will create more opportunities to promote and charge for the full value of our digital services.
In 2010, our reprographics services represented 66.7% of net sales, facilities management 20.4%, and sales of reprographics equipment and supplies 12.9%. Digital services revenue, which are included in reprographics services, represented approximately 8.9% of our net sales. Software licenses, including PlanWell, and PEiR memberships have not, to date, contributed significant revenue. While we achieve modest cost recovery through membership, licensing and maintenance fees charged by the PEiR Group, we measure success in this area primarily by the adoption rate of our programs and products.
We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.
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
Costs and Expenses. Our cost of sales consists primarily of paper, toner and other consumables, labor, and expenses for facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not affect our operating margins due, in part to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
We maintain low levels of inventory and other working capital. Capital expenditure requirements are also low; most facilities are leased and equipment is either purchased or leased, with overall cash capital spending averaging approximately 1.6% of annual net sales over the last three years. Since we typically lease our reprographics equipment for three to five year terms, we are able to upgrade equipment in response to rapid changes in technology.

Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
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
One of the primary methods we have used to maintain our margins during periods of economic or industry decline has been to quickly and aggressively reduce our variable operating costs. The largest portions of our variable costs are labor related. Given that we manage production capacity primarily through labor utilization during a given daily production schedule or shift, we achieve cost containment objectives through the reduction of full-time employees, and the close management of hourly schedules.
Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:
•	Net income and earnings per share;

•	Material and labor costs as a percentage of net sales;

•	Days sales outstanding/days sales inventory/days payable outstanding; and

•	Cash flows from operations.
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
Based on our experience derived from completing more than 140 acquisitions since 1997, we believe that the reprographics industry is highly fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. None of our individual acquisitions in the past three years have added a material percentage of sales to our overall business. In the aggregate, however, our prior acquisitions have fueled the bulk of our historical annual sales growth. Acquisition activity has not been a meaningful part of our 2010 operations due to the potential risks of such activity inherent in an economy recovering from a recent recession. As the economy improves in the United States, it is our current intention to resume acquisition activity as a substantial component of our growth strategy. Currently, we are actively reviewing acquisition opportunities in China through UDS, and selectively in other countries as foreign economies emerge from the recent economic downturn.
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
We also use the previous year’s sales figures to assist us in determining how the acquired business will be integrated into the overall management structure of our Company. We categorize newly acquired businesses in one of two ways:
1.	Standalone Acquisitions. Post-acquisition, these businesses maintain their management team and act as strategic platforms for the Company to acquire market share in and around the specific geographical location.

2.	Branch/Fold-in Acquisitions. These acquisitions are equivalent to opening a new or “greenfield” branch. They support an outlying portion of a larger market and rely on a larger centralized production facility nearby for strategic management, load balancing, providing specialized services, and for administrative and other “back office” support. We maintain the staff and equipment of these businesses to a minimum to serve a small market or a single large customer, or we may physically integrate (fold-in) staff and equipment into a larger nearby production facility.

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
Economic Factors Affecting Financial Performance. Based on a compilation of approximately 90% of revenues from our operating segments and certain assumptions derived from data relating to AEC and non-AEC customers, we estimate that sales to the AEC industry accounted for 76% of our net sales for the period ended December 31, 2010, with the remaining 24% consisting of sales to non-AEC industries. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, employment rates, commercial vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past few years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
Non-GAAP Financial Measures
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $5.9 million, $4.9 million and $4.3 million of stock-based compensation expense recorded in selling, general and administrative expenses, for the years ended December 31, 2010, 2009 and 2008 respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
Our presentation of adjusted net income and adjusted EBITDA over certain periods is an attempt to provide meaningful comparisons to our historical performance for our existing and future investors. The unprecedented changes in our end markets over the past several years have required us to take measures that are unique in our history and specific to individual circumstances. Comparisons inclusive of these actions make normal financial and other performance patterns difficult to discern under a strict GAAP presentation. Each non-GAAP presentation, however, is explained in detail, as required in the reconciliation tables below.
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the years ended December 31, 2010, 2009 and 2008 to reflect the exclusion of the goodwill impairment charge, long-lived assets impairment charge, amortization impact related to the change in trade name, loss on early extinguishment of debt and certain interest rate swap related costs, and 2009 amendments to our credit agreement and swap transaction. We believe these charges were the result of valuations dependent on the stock market and the result of our capital restructuring, which have little bearing on our actual operating performance.
We presented adjusted EBITDA in 2010, 2009 and 2008 to exclude stock-based compensation expense, loss on early extinguishment of debt and the non-cash impairment charges. This presentation is consistent with the definition of EBITDA in our previous and current credit agreements. We believe these excluded charges are a result of the current economic environment, and not indicative of our continuing operations.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net (loss) income attributable to ARC (amounts in thousands):

	Fiscal Year Ended
	December 31,
	2010	2009	2008

Cash flows provided by operating activities	$53,924	$97,425	$127,266
Changes in operating assets and liabilities	955	(19,919)	(4,829)
Non-cash (expenses) income, including depreciation and amortization	(82,469)	(92,495)	(85,624)
Income tax (benefit) provision	(14,186)	3,018	21,200
Interest expense, net	24,091	25,781	25,890
Net loss (income) attributable to the noncontrolling interest	88	104	(59)

EBIT	(17,597)	13,914	83,844
Depreciation and amortization	45,649	49,543	50,121

EBITDA	28,052	63,457	133,965
Interest expense	(24,091)	(25,781)	(25,890)
Income tax benefit (provision)	14,186	(3,018)	(21,200)
Depreciation and amortization	(45,649)	(49,543)	(50,121)

Net (loss) income attributable to American Reprographics Company	$(27,502)	$(14,885)	$36,754

The following is a reconciliation of net (loss) income attributable to ARC to EBIT, EBITDA and adjusted EBITDA (amounts in thousands):

	Fiscal Year Ended
	December 31,
	2010	2009	2008

Net (loss) income attributable to American Reprographics Company	$(27,502)	$(14,885)	$36,754
Interest expense, net	24,091	25,781	25,890
Income tax (benefit) provision	(14,186)	3,018	21,200

EBIT	(17,597)	13,914	83,844
Depreciation and amortization	45,649	49,543	50,121

EBITDA	28,052	63,457	133,965
Special items:
Stock-based compensation	5,922	4,892	4,289
Loss on early extinguishment of debt	2,509	—	—
Goodwill impairment	38,263	37,382	35,154
Impairment of long-lived assets	—	781	—

Adjusted EBITDA	$74,746	$106,512	$173,408

The following is a reconciliation of our net (loss) income margin to EBIT margin, EBITDA margin and Adjusted EBITDA margin:

	Fiscal Year Ended
	December 31,
	2010 (1)	2009 (1)	2008 (1)

Net (loss) income margin	(6.2)%	(3.0)%	5.2%
Interest expense, net	5.5	5.1	3.7
Income tax (benefit) provision	(3.2)	0.6	3.0

EBIT margin	(4.0)	2.8	12.0
Depreciation and amortization	10.3	9.9	7.2

EBITDA margin	6.4	12.7	19.1
Special items:
Stock-based compensation	1.3	1.0	0.6
Loss on early extinguishment of debt	0.6	—	—
Goodwill impairment	8.7	7.5	5.0
Impairment of long-lived assets	—	0.2	—

Adjusted EBITDA margin	16.9%	21.2%	24.7%

(1)	Column does not foot due to rounding

The following is a reconciliation of net (loss) income attributable to ARC to adjusted net income attributable to ARC and (loss) earnings per share to adjusted earnings per share (amounts in thousands, except share and per share data):

	Fiscal Year Ended
	December 31,
	2010	2009	2008

Net (loss) income attributable to American Reprographics Company	$(27,502)	$(14,885)	$36,754
Goodwill impairment	38,263	37,382	35,154
Impairment of long-lived assets	—	781	—
Change in trade name impact to amortization	1,579	—	—
Loss on early extinguishment of debt	2,509	—	—
Amended 2007 Credit Agreement and Swap Transaction costs	1,241	2,632	—
Income tax benefit, related to above items	(14,758)	(8,748)	(12,932)

Unaudited adjusted net income attributable to ARC	$1,332	$17,162	$58,976

(Loss) Earnings Per Share (Actual):
Basic	$(0.61)	$(0.33)	$0.82

Diluted	$(0.61)	$(0.33)	$0.81

Earnings Per Share (Adjusted):
Basic	$0.03	$0.38	$1.31

Diluted	$0.03	$0.38	$1.30

Weighted average common shares (Actual) outstanding:
Basic	45,212,724	45,123,110	45,060,482
Diluted	45,212,724	45,123,110	45,398,086

Weighted average common shares (Adjusted) outstanding:
Basic	45,212,724	45,123,110	45,060,482
Diluted	45,382,542	45,266,310	45,398,086
Results of Operations
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2010 (1)	2009 (1)	2008 (1)

Net sales	100.0%	100.0%	100.0%
Cost of sales	67.8	64.5	59.3

Gross profit	32.2	35.5	40.7
Selling, general and administrative expenses	24.4	22.9	22.1
Amortization of intangibles	2.6	2.3	1.7
Goodwill impairment	8.7	7.5	5.0
Impairment of long-lived assets	0.0	0.2	0.0

(Loss) income from operations	(3.5)	2.7	11.9
Other income, net	(0.0)	0.0	(0.1)
Interest expense, net	5.5	5.1	3.7
Loss on early extinguishment of debt	0.6	0.0	0.0

(Loss) income before income tax (benefit) provision	(9.5)	(2.4)	8.3
Income tax (benefit) provision	(3.2)	0.6	3.0

Net (loss) income	(6.2)	(3.0)	5.3
Loss attributable to the noncontrolling interest	0.0	0.0	0.0

Net (loss) income attributable to ARC	(6.2)%	(3.0)%	5.2%

(1)	column does not foot due to rounding

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2010 (1)	2009 (1)	(In dollars)	(Percent)
	(In millions)

Reprographics services	$294.6	$350.5	$(55.9)	(15.9)%
Facilities management	90.0	97.4	(7.4)	(7.6)%
Equipment and supplies sales	57.1	53.7	3.4	6.3%

Total net sales	$441.6	$501.5	$(59.9)	(11.9)%

Gross profit	$142.3	$178.2	$(35.9)	(20.1)%
Selling, general and administrative expenses	$107.7	$115.0	$(7.3)	(6.3)%
Amortization of intangible assets	$11.7	$11.4	$0.3	2.6%
Goodwill impairment	$38.3	$37.4	$0.9	2.4%
Impairment of long-lived assets	$—	$0.8	$(0.8)	(100.0)%
Interest expense, net	$24.1	$25.8	$(1.7)	(6.6)%
Loss on early extinguishment of debt	$2.5	$—	$2.5	100.0%
Income taxes (benefit) provision	$(14.2)	$3.0	$(17.2)	(573.3)%
Net (loss) income attributable to ARC	$(27.5)	$(14.9)	$(12.6)	84.6%
EBITDA	$28.1	$63.5	$(35.4)	(55.7)%

(1)	column does not foot due to rounding
Net Sales
Net sales in 2010 decreased by 11.9%. The decrease in net sales was primarily due to declines in overall construction industry spending, most especially in the non-residential building segment.
Reprographics services. Reprographics sales decreased by $55.9 million, or 15.9%, in 2010 compared to 2009.
Overall reprographics services sales nationwide were negatively affected by the lack of significant new construction activity in the AEC industry. The revenue category that was most affected was large-format black and white printing, as this revenue category is more closely tied to non-residential and residential construction. Large-format black and white printing revenues represented approximately 36% of reprographics services in 2010; large-format black and white printing revenues decreased by approximately 26% in 2010 compared to 2009.
Large and small-format color printing in both the AEC market and the non-AEC market comprised approximately 25% of our overall reprographics services revenue for 2010, as compared to approximately 22% for 2009. Despite the weakness in the AEC industry, net sales of digital color printing services only decreased 1.5% in 2010, compared to 2009 and we partly attribute this to continuing marketing activity by non-AEC businesses aggressively competing for business as the general economy recovers.
We believe there is a growing demand for digital color printing services across all market segments due to increased equipment availability and lower production prices than have been seen in the past. We have branded a portion of our operations to address this growing demand for digital color printing. In 2010, we began offering digital color printing services through ten dedicated production facilities in major metropolitan areas around the United States under the brand Riot Creative Imaging.
While most of our customers in the AEC industry still prefer to receive documents in hardcopy, paper format, we have seen an increase in our digital service revenue as a percentage of total sales. This increase is presumably due to the greater efficiency that digital document workflows bring to our customers’ businesses, and also due to greater consistency in the way that we charge for these services as they become more widely accepted throughout the construction industry. As was the case with our overall sales, however, the dollar amount of digital service revenue was negatively affected by current market conditions. During 2010, digital service revenue decreased by $3.2 million or 7.4%, compared to 2009, but as a percentage of our overall sales it increased to 8.9% in 2010 compared to 8.5% in 2009.

Facilities management. On-site, or FM sales in 2010 compared to 2009, decreased by $7.4 million or 7.6%. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong. Despite a difficult market, we recorded a net increase of approximately 100 facilities management accounts during 2010, bringing our total FM accounts to approximately 5,800 as of December 31, 2010. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, as would be the case if the work was produced in one of our centralized production facilities. The resulting benefit to our customers is the convenience of on-site production with a pass-through, or reimbursable, cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of prints at FM locations significantly declined due to the current lack of construction activity described above.
We have seen growing interest in the marketplace for MPS, an expanded offering of our traditional FM services. Involving the outsourced management of all office printing within our customers’ offices — not just the reprographics printing — this service typically requires a longer sales cycle than our traditional FM offering. We are in the early stages of introducing this service to our customers and results from our sales and marketing efforts will be reviewed in future quarters.
Equipment and supplies sales. Equipment and supplies sales increased by $3.4 million or 6.3% over the same period in 2009. During 2010, the increase in equipment and supplies sales was primarily due to increased sales in UDS, our Chinese business venture with Beijing based Unisplendor. UDS commenced operations during the third quarter of 2008. Shanghai UNIS Document Printing Co., Ltd., a wholly-owned subsidiary of UDS which acquired the assets of Shanghai Light Business Machines Co., Ltd., commenced operations in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $19.0 million in 2010, as compared to $13.1 million in 2009. Excluding the impact of acquisitions and continuing equipment and supplies sales in China, we do not anticipate growth in equipment and supplies sales in the U.S., as we are placing more focus on facilities management sales programs.
Gross Profit
During the 12 months ended December 31, 2010, gross profit and gross profit margin decreased to $142.3 million, or 32.2%, compared to $178.2 million, or 35.5%, during the same period in 2009, on a sales decline of $59.9 million.
The primary reason for the decrease in gross margins was a change in our product mix. Material costs in 2010 as a percentage of sales were 300 basis points higher as compared to 2009. Specifically, we saw an increase in lower margin equipment and supplies sales as a percentage of total sales attributable to the performance of UDS. Lower margin equipment and supplies sales comprised 12.9% of total sales in 2010, compared to 10.7% in 2009. To a much lesser extent, material costs were also negatively impacted as material cost for color printing increased as a percentage of color sales by approximately 230 basis points in 2010 as compared to 2009. We believe these higher color material costs were driven in part by the need to outsource work as we reconfigured operations to support the new Riot Creative Imaging brand, and also from accepting lower margin work to help gain marketshare and credibility with a new customer base.
In response to the overall decline in sales, we implemented cost cutting initiatives that resulted in a decline in labor and overhead costs that were in line with the drop in overall sales. Overhead and labor costs as a percentage of sales in 2010 were consistent with 2009.
Selling, General and Administrative Expenses
The decrease of $7.3 million in selling, general and administrative expenses was primarily due to the implementation of cost reduction programs initiated in response to the decline in sales and a decrease in bad debt expense. Specifically, general and administrative base compensation expense decreased by $4.0 million compared to 2009. The decrease in general and administrative compensation was primarily due to the consolidation of certain back office functions performed across operating segments, as well as other company initiatives. Bad debt expense decreased by $2.1 million in 2010 compared to 2009, as a result of improved collections and lack of significant write-offs in 2010. The cost reduction programs in 2010, as compared to 2009, have also resulted in a decrease of $1.3 million in professional fees, consulting fees, and advertising. Despite the significant decrease in sales, sales compensation increased by $0.5 million in 2010. This increase is due to additional sales personnel who were hired to implement new sales initiatives, under our new brand, Riot Creative Imaging, and through our MPS offering. The items noted above were further offset by an increase in stock based compensation of $1.0 million.
Selling, general and administrative expenses as a percentage of net sales increased from 22.9% in 2009 to 24.4% in 2010, primarily due to the significant decline in sales resulting in unabsorbed sales compensation and administrative costs.
Amortization of Intangibles
In 2010, amortization of intangibles increased by $0.3 million, as compared to 2009. This increase is due to the impact of the change in estimated useful lives related to trade names of $1.6 million, partially offset by a decrease in amortization of customer relationships of $0.9 million.
During the fourth quarter of 2010, we decided to phase out the use of our local trade names over the following 18 months and revised the remaining estimated useful lives of our trade name intangible assets accordingly. Effective January 1, 2011, all divisions began using the ARC name, though some use of the original brand names will remain in circulation to ensure business recognition and the retention of existing customers. Once the trade names are fully transitioned to the ARC name and removed from the marketplace, they will quickly lose value. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years.

Goodwill Impairment
We assess goodwill for impairment as of September 30 each year or more frequently if events and circumstances indicate that goodwill might be impaired. We concluded that, in the absence of the annual goodwill impairment analysis, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, our 2010 third quarter results and our revision of projected future earnings.
Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. Based on our annual goodwill impairment assessment, we recorded a $38.3 million impairment in the third quarter of 2010.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that our estimates and assumptions regarding the duration of the ongoing economic downturn in our industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing will prove to be accurate predictions of the future. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2010 that would require an additional impairment test. If our assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test.
As of December 31, 2010, we believe the estimated fair value of our goodwill equals or exceeds the carrying value of goodwill for our reporting units. The estimated fair value of goodwill is based upon a number of factors, including weighted average cost of capital ranging from 11% to 14%, depending upon the size and risk profile of the reporting unit, discount rates, projected revenues and projected EBITDA. Projected revenues and projected EBITDA are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. Of the reporting units impaired during 2010, 11 continue to carry goodwill of $89.5 million. Additionally, at the time of the impairment test, one other reporting unit’s implied fair value of goodwill exceeded its book value of $1.3 million by only $66 thousand, or 5%. Relatively minor changes to the assumptions would lead to further impairments of the reporting units at risk.
Based upon a sensitivity analysis, performed as of the date of the 2010 impairment analysis, a reduction of approximately 0.5% of projected EBITDA in 2011 and beyond, assuming all other assumptions remain constant, would not result in any additional reporting units proceeding to step 2 of the analysis. However, the decrease of projected EBITDA in 2011 and subsequent years would have resulted in an additional impairment charge of $0.6 million for those reporting units that were evaluated in step 2.
Based upon a separate sensitivity analysis, performed as of the date of the 2010 impairment analysis, a 50 basis point increase to the weighted average cost of capital, assuming all other assumptions remain constant, would not result in any additional reporting units proceeding to step 2 of the analysis. However, the increase in the weighted average cost of capital would have resulted in a further impairment of approximately $8.4 million for those reporting units that were evaluated in step 2.
The results of our 2009 goodwill impairment analysis indicated that 11 of our reporting units, nine in the United States, one in the United Kingdom, and one in Canada, had a goodwill impairment in 2009. Accordingly, we recorded a pretax impairment in 2009 to reduce the carrying value of goodwill by $37.4 million.
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.
Impairment of Long-Lived Assets
Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated the long-lived assets of our operating segments. Based on this assessment there was no impairment in 2010. In 2009 we determined that there was an impairment of long-lived assets of our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other intangible assets by $0.8 million. Given the current economic environment we have and will continue to monitor the need to test our intangibles for impairment as required by ASC 805.
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.

Interest Expense, Net
Net interest expense was $24.1 million in 2010, compared to $25.8 million in 2009. The decrease of $1.7 million relates to the $34.6 million reduction of total debt during 2010. Specifically, our capital leases and seller notes had a net decrease in principal balances by $23.2 million in 2010. These decreases are partially offset by the issuance, on December 1, 2010, of $200.0 million in unsecured notes due December 2016, before debt discount of $4.4 million, which was used to pay off our prior bank debt of $199.4 million. Our effective interest rate increased from 8.1% on our retired bank debt to 11.0% on our notes issued on December 1, 2010. The Notes issued on December 1, 2010, were issued at a discount, which resulted in an effective interest rate of 11.0%. Since our debt is now financed by a fixed rate bond as opposed to a loan with a variable interest rate, our interest rate swap contract is no longer considered a cash flow hedge. The fair value of the swap agreement that was on the balance sheet as of December 2, 2010, will be amortized under interest expense. As required, in December 2010 we began to amortize the fair value of the interest rate swap.
Loss on the extinguishment of debt
On December 1, 2010, we closed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”) and extinguished the debt under our previous Credit and Guaranty Agreement, dated as of December 6, 2007, as amended (“Amended 2007 Credit Agreement”). Accordingly, we wrote off unamortized deferred financing fees of $2.5 million.
Income Taxes
Our effective income tax rate of 34.0% related to our income tax benefit in 2010 was primarily impacted by the impairment of goodwill related to stock acquired in prior years which amounted to $3.9 million and derived no current tax benefit. This is due to the fact that impairment charges related to stock basis goodwill is not tax deductible until the stock is disposed of and is treated as a permanent item for financial reporting purposes. The total goodwill impairment of $38.3 million resulted in a tax benefit of $12.8 million deriving an effective tax rate of 33.4%.
Barring goodwill impairments, we had a tax benefit of $1.4 million on a pretax loss of $3.5 million in 2010 deriving an effective tax rate of 40.0%, compared to a tax provision of $10.3 million on pretax income of $25.4 million deriving an effective tax rate of 40.6% in 2009.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the loss of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.
Net Loss Attributable to ARC
Net loss attributable to ARC was $27.5 million in 2010, as compared to net loss attributable to ARC of $14.9 million in 2009. The decrease is primarily due to the decrease in sales and gross margins, partially offset by the decrease in selling, general and administrative expenses described above.
EBITDA
EBITDA margin decreased to 6.4% in 2010, as compared to 12.7% in 2009. EBITDA margin in 2010 compared to 2009 was negatively impacted primarily due to the decrease in gross profit, excluding the impact of depreciation, and the increase in selling, general and administrative expenses as a percentage of sales described above. Excluding the impact of stock-based compensation of $5.9 million and $4.9 million in 2010 and 2009, respectively, loss on early extinguishment of debt of $2.5 million in 2010, the non-cash $38.3 million and $37.4 million goodwill impairment in 2010 and 2009 respectively, and $0.8 million long-lived assets impairment charges in 2009, our adjusted EBITDA margin was 16.9% in 2010, as compared to 21.2% in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

	Fiscal Year Ended
	December 31,		Increase (decrease)
	2009 (1)	2008	(In dollars)	(Percent)
	(In millions)

Reprographics services	$350.5	$518.1	$(167.6)	(32.3)%
Facilities management	97.4	121.0	(23.6)	(19.5)%
Equipment and supplies sales	53.7	61.9	(8.2)	(13.2)%

Total net sales	$501.5	$701.0	$(199.5)	(28.5)%

Gross profit	$178.2	$285.3	$(107.1)	(37.5)%
Selling, general and administrative expenses	$115.0	$154.7	$(39.7)	(25.7)%
Amortization of intangible assets	$11.4	$12.0	$(0.6)	(5.0)%
Goodwill impairment	$37.4	$35.2	$2.2	6.3%
Impairment of long-lived assets	$0.8	$—	$0.8	100.0%
Interest expense, net	$25.8	$25.9	$(0.1)	(0.4)%
Income taxes provision	$3.0	$21.2	$(18.2)	(85.8)%
Net (loss) income attributable to ARC	$(14.9)	$36.8	$(51.7)	(140.5)%
EBITDA	$63.5	$134.0	$(70.5)	(52.6)%

(1)	column does not foot due to rounding
Net Sales
Net sales in 2009 decreased by 28.5%, the decrease in net sales was primarily due to declines in overall construction industry spending, most especially in the non-residential building segment. In 2009, sales were favorably impacted by sales growth of approximately 2% from our standalone acquisitions completed since 2008.
Reprographics services. Net sales decreased by $167.6 million or 32.3% in 2009 compared to 2008.
Overall reprographics services sales nationwide were negatively affected by the slow down in the construction market and AEC industry. The revenue category that was most affected was large-format black and white printing, as this revenue category is more closely tied to non-residential and residential construction. Large-format black and white printing revenues represented approximately 40% of reprographics services in 2009; large-format black and white printing revenues decreased by approximately 41% in 2009 compared to 2008.
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
Facilities management. On-site, or FM sales in 2009 compared to 2008, decreased by $23.6 million, or 19.5%. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong despite a difficult market, as evidenced by a net increase of approximately 100 facilities management accounts during 2009, bringing our total FM accounts to approximately 5,700 as of December 31, 2009. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, just as if the work was produced in one of our centralized production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of printing at FM locations significantly declined due to the current economic conditions described above. As a percentage of total sales, FM sales have increased to 19.4% in 2009, compared to 17.3% in 2008.
Equipment and supplies sales. Equipment and supplies sales decreased by $8.2 million, or 13.2%, over the same period in 2008. During 2009, the decrease in equipment and supplies sales was due primarily to current economic conditions. This trend was partially offset by the operations of UDS, which commenced operations during the third quarter of 2008, and the operations of Shanghai UNIS Document Printing Co., Ltd., a wholly-owned subsidiary of UDS which acquired the assets of Shanghai Light Business Machines Co., Ltd. in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to acquiring it via an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $13.1 million in 2009.

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
Selling, General and Administrative Expenses
In 2009, selling, general and administrative expenses decreased by $39.7 million, or 25.7%, over 2008. The decrease is primarily due to the decline in sales and the implementation of cost reduction programs initiated in response to the decline in sales. Specifically, sales personnel compensation decreased by $10.0 million in 2009, compared to 2008, and general and administrative compensation decreased by $16.0 million in 2009, compared to 2008. The decrease in sales compensation, which includes commissions, is primarily attributed to the decline in sales volume explained above, and the decrease in general and administrative compensation is primarily due to staff reductions and bonus performance targets not being met. The cost reduction programs have also resulted in a decrease in professional fees, consulting fees, advertising, and travel expenses. These expenses have decreased by approximately $5.6 million in 2009, as compared to 2008. Also contributing to the decrease is a $1.9 million decrease in bad debt expense in 2009, compared to 2008 as a result of improved collections and because the majority of the bad debt expense related to the deterioration of the residential home building industry was recognized in 2008.
Selling, general and administrative expenses as a percentage of net sales increased from 22.1% in 2008 to 22.9% in 2009 as compared to 2008, primarily due to the significant decline in sales resulting in unabsorbed administrative costs.
On April 22, 2009, we commenced a stock option exchange program to allow certain of our employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, we issued 1,479,250 nonstatutory stock options with an exercise price of $8.20, equal to the closing price of our common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than our board members, were eligible to participate in the program. The number of shares of our common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant of the replacement option, and the remaining 50% of the shares subject to an option vesting on the second anniversary of the date of grant of the replacement option. The total incremental cost of the repriced options is approximately $2.4 million, of which $0.7 million has been recognized in our Consolidated Statements of Operations for the twelve months ended December 31, 2009. For further information see Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements.
Amortization of Intangibles
Amortization of intangibles of $11.4 million in 2009 remained consistent with the amount in prior year due to the fact that acquisition activity and the size of acquisitions decreased significantly since September 30, 2008. In 2009, we only completed three acquisitions, as compared to 13 in 2008 and 19 in 2007.
Goodwill Impairment
We assess goodwill for impairment as of September 30 each year, or more frequently if events and circumstances indicate that goodwill might be impaired. We concluded that, in the absence of the annual goodwill impairment test, there were sufficient indicators to require us to perform a goodwill impairment analysis as of September 30, 2009. The indicators were based on a combination of factors, including the current economic downturn and revised forecasted future earnings. Based on our annual goodwill impairment assessment, we recorded an impairment of $37.4 million in the third quarter of 2009. During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008. The result of such analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom had an impairment of goodwill. Accordingly, we recorded a pretax, non-cash charge for the year ended December 31, 2008 to reduce the carrying value of goodwill by $35.2 million.
See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.

Impairment of Long-Lived Assets
Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated the long-lived assets of our operating segments for impairment. Based on this assessment, we determined that there was an impairment of long-lived assets of our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other intangible assets by $0.8 million. See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.
Other Income
Other income of $0.5 million for the twelve months ended December 31, 2008 was primarily related to the sale of the Auto Desk sales department of our Imaging Technologies Services operating segment. In 2009, we have not sold any departments, hence the decrease in other income.
Interest Expense, Net
Net interest expense was $25.8 million in 2009, compared with $25.9 million in 2008. The slight decrease is primarily due to our reduction of our principal balances of bank debt, capital leases and seller notes payable which was mostly offset by additional interest expense due to the cost of amending our credit facility and interest rate swap transaction in the fourth quarter of 2009. Our total debt has decreased by over $86.0 million in 2009. Our interest expense in 2009 includes a $0.8 million expense due to the amendment to our interest rate swap (“Swap Transaction”) and $1.8 million related to fees to amend our credit facility in the fourth quarter of 2009.
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

Quarterly Results of Operations
The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2010. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments, necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010				2009
Reprographics services	$76,257	$78,453	$72,709	$67,136	$99,769	$92,905	$81,989	$75,828
Facilities management	22,403	22,627	22,602	22,362	26,865	24,898	23,395	22,243
Equipment and supplies sales	13,501	14,008	14,110	15,471	12,849	13,251	13,966	13,591

Total net sales	$112,161	$115,088	$109,421	$104,969	$139,483	$131,054	$119,350	$111,662
Quarterly sales as a % of annual sales	25.4%	26.1%	24.8%	23.7%	27.8%	26.1%	23.8%	22.3%
Gross profit	$36,851	$39,455	$35,018	$31,008	$51,979	$49,155	$41,131	$35,924
Income (loss) from operations	$7,084	$8,729	$(32,323)	$1,178	$18,030	$16,202	$(27,139)	$6,546
EBITDA	$18,791	$19,817	$(21,441)	$10,885	$30,816	$28,990	$(14,885)	$18,536
Net income (loss)attributable to ARC	$717	$1,679	$(25,144)	$(4,754)	$7,547	$6,307	$(28,164)	$(575)
The following is a reconciliation of EBITDA to net income for each respective quarter.

	Quarter Ended
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2010				2009
EBITDA	$18,791	$19,817	$(21,441)	$10,885	$30,816	$28,990	$(14,885)	$18,536
Interest expense, net	(5,888)	(5,754)	(5,614)	(6,835)	(5,796)	(5,836)	(6,428)	(7,721)
Income tax (provision) benefit	(530)	(1,276)	12,668	3,324	(4,758)	(4,096)	5,334	502
Depreciation and amortization	(11,656)	(11,108)	(10,757)	(12,128)	(12,715)	(12,751)	(12,185)	(11,892)

Net income (loss) attributable to ARC	$717	$1,679	$(25,144)	$(4,754)	$7,547	$6,307	$(28,164)	$(575)

We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results are typically affected by seasonal factors, primarily the number of working days in a quarter. Historically, our fourth quarter is the slowest, reflecting the slowdown in construction activity during the holiday season. We recorded a goodwill impairment in the amount of $38.3 million and $37.4 million, during the quarter ended September 30, 2010, and September 30, 2009, respectively.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of December 31, 2010 was $26.3 million. Of this amount, $13.7 million was held in foreign countries. Specifically, $13.2 million was held in China and is considered a permanent investment in UDS. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2010	2009	2008

Net cash provided by operating activities	$53,924	$97,425	$127,266

Net cash used in investing activities	$(8,502)	$(9,349)	$(30,807)

Net cash used in financing activities	$(48,999)	$(105,332)	$(74,334)

Operating Activities
Net cash provided by operating activities for the year ended December 31, 2010 was primarily driven by sales and net profit generated from these sales, excluding depreciation, amortization and the goodwill impairment charge. The overall decrease in cash flows from operations in 2010 was due to the significant decline in sales and related profits and the cash contribution from a decrease in receivables in 2009. With the downturn in the general economy, we will continue to focus on our accounts receivable collections and days sales outstanding (DSO), which was 45 days as of December 31, 2010. Cash flows from operations for the twelve months ended December 31, 2010 were negatively affected by an increase in prepaid taxes of approximately $2.5 million. If the recent negative sales trends continue throughout 2011, this will significantly impact our cash flows from operations in the future. With the issuance of the Notes of $200 million, our effective interest rate increased from 8.1% to 11.0%, which will affect our cash flows from operations in the future.
Net cash provided by operating activities for the year ended December 31, 2009 was primarily driven by sales, and net profit generated from these sales, excluding depreciation and the goodwill impairment charge. The overall decrease in cash flows from operations in 2009 compared to 2008 was due to the decline in sales and corresponding EBITDA. Our strong cash flows from operations in 2009, despite the decrease in profitability, was partially due to continued improved accounts receivable collection efforts. As evidence of our improved collection efforts, our days sales outstanding decreased slightly to 43 days as of December 31, 2009, as compared to 45 days as of December 31, 2008. Also contributing to the strong cash generation in 2009 is the fact that higher sales in the fourth quarter of 2008, as compared to the sales trend in 2009, were partially collected in 2009. Additionally, the utilization of $3.6 million of prepaid taxes contributed to the cash flows from operations.
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
Investing Activities
Net cash used in investing activities primarily related to capital expenditures and acquisition of businesses. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $0.9 million, $3.5 million, and $23.9 million during the years ended December 31, 2010, 2009, and 2008, respectively. The decrease is due to the significant decrease in acquisition activity in 2010 and 2009 that we expect to continue domestically in the near future and fewer earnout payments made in 2010 and 2009. We incurred capital expenditures totaling $8.6 million, $7.5 million, and $9.0 million during the years ended December 31, 2010, 2009, and 2008, respectively. Other cash flows from investing activities of $1.0 million, $1.7 million, and $1.2 million during the years ended December 31, 2010, 2009, and 2008, respectively, are primarily due to cash received from the sale of property, and disposal of fixed assets. Our restricted cash inflow of $1.0 million in 2008 related to the receipt of an escrow account established in connection with the acquisition of a business. Cash used in investing activities will vary depending on the timing and the size of acquisitions. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.

Financing Activities
Net cash of $49.0 million used in financing activities during the 12 months ended December 31, 2010, primarily relates to scheduled payments of approximately $39 million on our debt agreements and capital leases, and payment of deferred financing fees of $4.5 million related to the issuance of the Notes. On December 1, 2010 we paid off our then-existing senior secured credit facility in the amount of $199.4 million, with net proceeds of $195.6 million from the issuance of the Notes and available cash. See Note 5 “Long-Term Debt” to our Consolidated Financial Statements for more information related to the Notes issuance. Net cash of $105.3 million used in financing activities during the 12 months ended December 31, 2009, primarily relates to scheduled payments of $59.0 million on our debt agreements and capital leases, a $35.0 million early paydown on our then-existing term loan facility, and approximately $11.0 million in early paydowns of capital lease obligations. Net cash of $74.3 million used in financing activities during the 12 months ended December 31, 2008, primarily relates to scheduled payments of $51.9 million on our debt agreements and capital leases and a $22 million pay down on our then-existing revolving credit facility. Our cash position, working capital, and debt obligations as of December 31, 2010, 2009, and 2008 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto elsewhere in this report.

	December 31,
	2010	2009	2008
Cash and cash equivalents	$26,293	$29,377	$46,542
Working capital	$22,387	$(3,739)	$29,798

Borrowings from senior secured credit facilities and Notes	$195,692	$205,625	$261,250
Other debt obligations	43,932	68,606	99,790

Total debt obligations	$239,624	$274,231	$361,040

The increase of $26.1 million in working capital in 2010 was primarily due to payment of our senior secured debt outstanding of which $21.5 million was classified as current as of December 31, 2009. The debt was paid off primarily with proceeds from the issuance, on December 1, 2010, of the Notes. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $26.3 million, availability under the 2010 Credit Agreement and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of December 31, 2010, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our current credit facility.
We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. The effects of the current economic downturn in the United States, and weakness in global economic conditions, have resulted in a downturn in the residential and non-residential construction spending of the AEC industry, which have adversely affected our operating results. The current diminished liquidity and credit availability in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic downturn or its effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment. We expect that the decreased level of acquisition activity in the United States during 2010 will continue in the near future.
Debt Obligations
10.5% Senior Notes due 2016
On December 1, 2010, we completed a private offering of the Notes. We also entered into a new $50 million revolving credit agreement dated December 1, 2010 with Wells Fargo Bank, National Association (the “2010 Credit Agreement”) and paid off in full amounts outstanding under the Amended 2007 Credit Agreement.
The Notes have an aggregate principal amount of $200 million. The Notes are general unsecured senior obligations and will be subordinated to all of our existing and future senior secured debts to the extent of the assets securing such debt. Our obligations under the Notes are jointly and severally guaranteed by all of our domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. We will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.

We received gross proceeds of $195.6 million from the Notes offering. In connection with the issuance of the Notes, we entered into an Indenture, dated as of the closing date (the “Indenture”), among our company, certain of our subsidiaries are named therein, as guarantors (the “Guarantors”), and Wells Fargo Bank, National Association, as Trustee, and a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), among our company, the Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (the “Initial Purchasers”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
Optional Redemption. At any time prior to December 15, 2013, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, to the date of redemption. In addition, we may redeem some or all of the Notes on or after December 15, 2013, at redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 15, 2013, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 110.5% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption.
Repurchase upon Change of Control. Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Notes may require us to repurchase all of the then-outstanding Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
Other Covenants. The Indenture contains covenants that limit, among other things, our company’s and certain of our subsidiaries’ ability to (1) incur additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into certain transactions with affiliates, (5) create liens, (6) declare or pay any dividend or make any other distributions, (7) make certain investments, and (8) merge or consolidate with another person.
Events of Default. The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include non-payment, breach of covenants in the Indenture, cross default and acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest on all of the then-outstanding Notes to be due and payable.
2010 Credit Agreement
On December 1, 2010, our company and certain of our subsidiaries entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million will be available for the issuance of letters of credit. The revolving line of credit will be available on a revolving basis during the period commencing after the Closing Date and ending on December 1, 2015 and is secured by substantially all of our assets and certain of our subsidiaries. Advances under the revolving line of credit will be subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. We may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the limitations, terms and conditions contained in the 2010 Credit Agreement.
The obligations under the 2010 Credit Agreement are guaranteed by our domestic subsidiaries and, subject to certain limited exceptions, are secured by security interests granted in all of our and the guarantors’ personal and real property.
Advances under the 2010 Credit Agreement will bear interest at LIBOR plus the “applicable rate.” The applicable rate will initially be 2.00%. The applicable rate will be determined based upon our consolidated leverage ratio with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. During the continuation of certain events of default all amounts due under the 2010 Credit Agreement will bear interest at 4.0% above the rate otherwise applicable. In addition, we will be required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than 3.00x, the unused commitment fee is 0.20%, (ii) less than 2.99x but greater than 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
The 2010 Credit Agreement contains the following financial covenants:
•	Maximum consolidated leverage ratio:
•	4.35:1.00 for quarters ending December 31, 2010 through September 30, 2011

•	4.25:1.00 for quarters ending December 31, 2011 through September 30, 2012

•	4.15:1.00 for quarters ending December 31, 2012 through September 30, 2013

•	4.00:1.00 for quarters ending December 31, 2013 through maturity;

•	Maximum consolidated senior secured debt leverage ratio not greater than 1.50:1.00, determined on the last day of each fiscal quarter through maturity;

•	Minimum consolidated interest coverage ratio:
•	1.70:1.00 for quarters ending December 31, 2010 through September 30, 2011

•	1.75:1.00 for quarters ending December 31, 2011 through maturity;
The 2010 Credit Agreement also contains covenants which, subject to certain exceptions as set forth in the 2010 Credit Agreement, restrict our ability to incur additional debt, grant liens or guaranty other indebtedness, pay dividends, redeem stock, pay or redeem subordinated indebtedness, make investments or capital expenditures, dispose or acquire assets, dispose of equity interests in subsidiaries, enter into any merger, sale of assets, consolidation or liquidation transaction, or engage in transactions with stockholders and affiliates. Covenants in the 2010 Credit Agreement also require that we provide periodic financial reports to the lender, observe certain practices and procedures with respect to the collateral pledged as security, comply with applicable laws and maintain and preserve our company’s and our subsidiaries’ properties and maintain insurance.
As of December 31, 2010, we were in compliance with the financial incurrence-based covenants under the Notes and financial covenants under the 2010 Credit Agreement. Our trailing twelve months key financial covenant ratios as of December 31, 2010 were 2.09:1.00 for minimum interest coverage, 3.26:1.00 for maximum total leverage and 0.47:1.00 for maximum senior secured leverage.
As of December 31, 2010, we were in compliance with the financial covenants in the 2010 Credit Agreement and we expect to be in compliance through the term of that agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the minimum required profitability levels are not achieved. If we default on the covenants under the 2010 Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the 2010 Credit Agreement, which would have a material adverse effect on our business, financial condition and liquidity. As of December 31, 2010 we did not have any outstanding debt under the 2010 Credit Agreement.
As of December 31, 2010, standby letters of credit aggregated to $3.9 million. The standby letters of credit under the 2010 Credit Agreement reduced our borrowing availability under the 2010 Credit Agreement to $46.1 million.
2007 Credit Agreement
On December 6, 2007, we entered into a credit and guaranty agreement. That credit agreement provided for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds under the 2007 Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under our then former credit facility.
On October 5, 2009 we entered into the Amended 2007 Credit Agreement. In exchange for the terms set forth in the Amended 2007 Credit Agreement, we agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended 2007 Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million) which amounted to $1.3 million. In addition, we agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended 2007 Credit Agreement an amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan commitment which amounted to $0.4 million. We also paid customary arrangement and service fees of $2.0 million in connection with the Amended 2007 Credit Agreement. Total fees amounted to $3.7 million of which $2.1 million was capitalized into deferred financing fees and $1.6 million was expensed under interest expense for 2009.
On December 1, 2010, we paid off, in full, amounts outstanding under our Amended 2007 Credit Agreement when the private placement of the Notes was completed.
Foreign Credit Agreement
In the fourth quarter of 2009, in connection with our China operations, we entered into one-year revolving credit facilities. The facilities provided for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translated to $2.1 million as of December 31, 2009. Draws on the facilities were limited to 30 day periods and incur a fee of .05% of the amount drawn and no additional interest is charged. The facilities were not renewed in the fourth quarter of 2010 and there was no amount outstanding as of December 31, 2010,

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under the Notes and senior secured credit facilities.

	As of December 31, 2010			As of December 31, 2009
		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate
	(Dollars in thousands)
Notes (1)	$200,000	$—	10.50%	$—	$—	—
Term facility	—	—	—	205,625	—	8.10%
Revolving facilities	—	46,146	—	1,523	46,073	6.00%

	$200,000	$46,146		$207,148	$46,073

(1)	Notes balance shown gross of discount, of $4.3 million.
Seller Notes. As of December 31, 2010, we had $8.6 million of seller notes outstanding, with interest rates ranging between 5.0% and 7.1% and maturities between 2011 and 2012. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2010, and 2009, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Our future contractual obligations as of December 31, 2010, are as follows:

		Less than			More than
	Total	1 year	1 to 3 years	3 to 5 years	5 years
	(Dollars in thousands)
Debt obligations and Notes (2)	$208,635	$7,940	$695	$—	$200,000
Capital lease obligations	35,297	15,668	16,717	2,911	1
Amended Swap Transaction (3)	9,729	9,729	—	—	—
Interest on long-term debt, Notes and capital leases	131,228	24,757	44,218	42,736	19,517
Operating lease	74,734	23,672	30,424	11,735	8,903
ASC 740 liability (1)	—	—	—	—	—

Total	$459,623	$81,766	$92,054	$57,382	$228,421

(1)	ASC 740, formerly FIN 48, Accounting for Uncertainty in Income Taxes, Liability. As a result of the adoption of ASC 740, we have a $1.5 million contingent liability for uncertain tax positions. We are not updating the disclosures in our long-term contractual obligations table presented above because of the difficulty in making reasonably reliable estimates of the timing of cash settlements with the respective taxing authorities (see Note 9 “Income Taxes” to our Consolidated Financial Statements included in this report for additional discussion).

(2)	Notes balance of $200.0 million shown gross of discounts, of $4.3 million.

(3)	On January 3, 2011, the Company terminated the interest rate swap, as amended.
Operating Leases. We have entered into various noncancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of our business.
Contingent Transaction Consideration. We have entered into earnout agreements in connection with prior acquisitions. If the acquired businesses generate operating profits or revenues in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout agreements. As of December 31, 2010, the maximum amount that may be required to be paid out under existing earnout agreements is $1.5 million, in the aggregate, between 2011 and 2014.
Critical Accounting Policies
Our management prepares financial statements in conformity with accounting principles generally accepted in the United States. This requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. We evaluate our estimates and assumptions on an ongoing basis and rely on historical experience and other factors that we believe are reasonable under the circumstances. Actual results could differ from those estimates and such differences may be material to the Consolidated Financial Statements. We believe the critical accounting policies and areas that require more significant judgments and estimates used in the preparation of our Consolidated Financial Statements to be the following: impairment of long-lived assets; goodwill and other intangible assets; revenue recognition; income taxes; allowance for doubtful accounts; commitments and contingencies; and stock-based compensation.

Impairment of Long-Lived Assets
We periodically assess potential impairments of our long-lived assets in accordance with the provisions of ASC 360. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.
Factors we considered include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or as estimated using discounted cash flows, if not.
Our operating segments have been negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated, as described above, the long-lived assets in our operating segments for impairment in 2010 and 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment in 2010. In 2009 we determined that there was an impairment of long-lived assets for our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other intangible assets by $0.8 million. Given the current economic environment, we have and will continue to monitor the need to test our long-lived assets for impairment as required by ASC 805.
Goodwill and Other Intangible Assets
In connection with acquisitions, we apply the provisions of ASC 805, using the acquisition method of accounting. Acquisitions completed prior to 2009 were accounted for by applying the provisions of SFAS No. 141, Business Combinations, (“SFAS 141”), pursuant to which the assets and liabilities assumed were recorded at their estimated fair values. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired was recorded as goodwill.
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. We concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, our 2010 third quarter results and our revision of projected future earnings.
Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The results of our analysis in 2010 indicated that 13 of our reporting units, 12 in the United States, one in China, had a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge in 2010 to reduce the carrying value of goodwill by $38.3 million. We continue to assess, among other things, the current economic downturn, reporting unit and consolidated performance against plan, and the outlook of our business and industry in general. A downward trend in one or more of these factors, or a significant decrease in our stock price, could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2010 that would require an additional impairment test.
The results of our 2009 goodwill impairment analysis in indicated that 11 of our reporting units, nine in the United States, one in the United Kingdom, and one in Canada, had a goodwill impairment in 2009. Accordingly, we recorded a pretax, non-cash charge in 2009 to reduce the carrying value of goodwill by $37.4 million.
During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in market capitalization, we concluded that there were sufficient indicators to require us to perform an interim goodwill impairment analysis as of December 31, 2008. The results of our analysis indicated that eight of our reporting units, six in the United States, one in Canada, and one in the United Kingdom had a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge in, 2008 to reduce the carrying value of goodwill by $35.2 million.

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
We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and operating margins, discount rates and future market conditions, among others. We considered market information in assessing the reasonableness of the fair value under the income approach outlined above.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions regarding the duration of the ongoing economic downturn in our industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing during the nine months ended September 30, 2010, will prove to be accurate predictions of the future. If our assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
As of December 31, 2010, we believe the estimated fair value of our goodwill equals or exceeds the carrying value of goodwill for our reporting units. The estimated fair value of goodwill is based upon a number of factors, including weighted average cost of capital ranging from 11% to 14%, depending upon the size and risk profile of the reporting unit, discount rates, projected revenues and projected EBITDA. Projected revenues and projected EBITDA are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. Of the reporting units impaired during 2010, 11 continue to carry goodwill of $89.5 million. Additionally, at the time of the impairment test, one other reporting unit’s implied fair value of goodwill exceeded its book value of $1.3 million by only $66 thousand, or 5%. Relatively minor changes to the assumptions would lead to further impairments of the reporting units at risk.
Based upon a sensitivity analysis, performed as of the date of the 2010 impairment analysis, a reduction of approximately 0.5% of projected EBITDA in 2011 and beyond, assuming all other assumptions remain constant, would not result in any additional reporting units proceeding to step 2 of the analysis. However, the decrease of projected EBITDA in 2011 and subsequent years would have resulted in an additional impairment charge of $0.6 million for those reporting units that were evaluated in step 2.
Based upon a separate sensitivity analysis, performed as of the date of the 2010 impairment analysis, a 50 basis point increase to the weighted average cost of capital would not result in any additional reporting units proceeding to step 2 of the analysis. However, the increase in the weighted average cost of capital would have resulted in a further impairment of approximately $8.4 million for those reporting units that were evaluated in step 2.
The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments. See Note 3 “Acquisitions” to our Consolidated Financial Statements included in this report.
Customer relationships are amortized over their estimated useful lives of 13 (weighted average) and amortized using the accelerated method (based on customer attrition rates).
During the fourth quarter of 2010, we decided to affect a consolidation of the many brands that comprise our market presence around the country. Accordingly, we have revised the remaining estimated useful lives of its trade name intangible assets down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years. The impact of this change in the fourth quarter of 2010 was an increase in amortization expense of approximately $1.6 million. Trade names are amortized using the straight-line method. Beginning in January 2011, each of our operating divisions and their respective locations will begin to adopt the name of our corporate parent, ARC. The name will be phased into our marketing operations throughout the course of the year to ensure customer recognition and retention. Original brand names will continue to be used in conjunction with ARC to reinforce our continuing presence in the business communities we serve, and ongoing relationships with our customers. The latest date we expect to fully retire original trade names is April 2012. The non-competition agreements are amortized over their weighted average term on a straight-line basis.

Revenue Recognition
We apply the provisions of ASC 605, formerly the SEC Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.
We recognize revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup.
We have established contractual pricing for certain large national customer accounts. These contracts generally establish uniform pricing at all branches for Global Services. Revenues earned from our Global Services are recognized in the same manner as non-Global Services revenues.
Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.
Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.
When establishing a valuation allowance, we consider future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” A tax planning strategy is “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event we determine the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. As of December 31, 2010, based on various factors, including but not limited to the fact that we had cumulative pretax book income over the previous three year period, we determined no valuation allowance was required to be recorded. However, due to our losses during 2009 and 2010, it is likely that we will have a three year cumulative book loss at some point in 2011. We will continue to evaluate our recent historical results, the nature of any unusual amounts included in our results and the likelihood they will recur, and our forecasted future results in determining our ability to earn sufficient taxable income to utilize our deferred tax assets. If our assumptions regarding forecasted revenue or gross margins of our Company are not achieved, it may have a significant impact on the corresponding taxable income which may require a valuation allowance to be recorded against our then existing deferred tax assets.
We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Income taxes have not been provided on certain undistributed earnings of international subsidiaries because such earnings are considered to be permanently reinvested.
The amount of income taxes we pay is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.
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
Allowance for Doubtful Accounts
We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2010, 2009, and 2008, we recorded expenses of $1.0 million, $3.0 million, and $4.9 million, respectively, related to the allowance for trade receivables.

Commitments and Contingencies
In the normal course of business, we estimate potential future loss accruals related to legal, workers compensation, healthcare, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.
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
Total stock-based compensation for the years ended December 31, 2010, 2009 and 2008 was $5.9 million, $4.9 million and $4.3 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of ASC 718, the excess tax benefit resulting from stock-based compensation, in our Consolidated Statements of Cash Flows, is classified as cash flows from financing activities.
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
On December 19, 2007, we entered into an interest rate swap transaction in order to hedge the floating interest rate risk on our long term variable rate debt (the “Swap Transaction”). Under the terms of the Swap Transaction, we were required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1%, while the counterparty was obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the interest rate swap was scheduled to decline over the term of the term loan facility consistent with the scheduled principal payments.
On October 2, 2009, we amended the Swap Transaction to reduce our initial notional amount from $271.6 million to $210.8 million to hedge our existing term loan debt after taking into effect the amendment to our credit facility in October of 2009 (the “Amended Swap Transaction”).
The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Amended 2007 Credit Agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion is stored in other comprehensive income and will be amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.
The Swap Transaction’s effective date was March 31, 2008 and had a termination date of December 6, 2012. At December 31, 2010, the Amended Swap Transaction had a negative fair value of $9.7 million recorded in accrued expenses. On January 3, 2011, we terminated the Amended Swap Transaction and made a final payment of $9.8 million to the counterparty.
As of December 31, 2010, we had $239.6 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2010, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2010, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2010.
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
Changes in Internal Control Over Financial Reporting
There were no significant changes to internal control over financial reporting during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Reprographics Company
Walnut Creek, California
We have audited the internal control over financial reporting of American Reprographics Company (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated March 9, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 9, 2011

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2010, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.
Certain Executive Officer Certifications
Our common stock is listed on the NYSE. As required by Section 303A.12 of the NYSE Listed Company Manual, we have filed as exhibits to this Annual Report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. On May 27, 2010, we submitted to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards, as required as required by Section 303A.12 of the NYSE Listed Company Manual. There were no qualifications to the certification.

Item 11.	Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2011 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2011 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2011 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:
(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP
PricewaterhouseCoopers LLP
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Equity and Comprehensive Loss for the years ended December 31, 2010, 2009 and 2008
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts
All other schedules have been omitted as the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and notes thereto.
(3) Exhibits
See Item 15(b) below.

(b) Exhibits
The following exhibits are filed herewith as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC:
Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).

3.2	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate*

4.2
Indenture, dated December 1, 2010, among American Reprographics Company, certain subsidiaries of American Reprographics Company as guarantors thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on December 2, 2010).

4.3	Form of 10.5% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on December 2, 2010).

4.4
Registration Rights Agreement, dated December 1, 2010, among American Reprographics Company, certain subsidiaries of American Reprographics Company as guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on December 2, 2010).

10.1
Credit Agreement, dated as of December 1, 2010, by and among American Reprographics Company, certain of its subsidiaries as guarantors, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on December 2, 2010).

10.2
American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.3	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).ˆ

10.4	Amendment No. 2 to American Reprographics Company 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ˆ

10.5	Amendment No. 3 to American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ˆ

10.6
Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).ˆ

10.7
Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ

10.8
Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).ˆ

10.9
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

10.11
Form of American Reprographics Company Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).ˆ

10.12
Amended and Restated American Reprographics Company 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).ˆ

10.13
Lease Agreement, for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, dated November 19, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.14
Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.15
Lease Agreement for the premises commonly known as 835 West Julian Street, San Jose, CA, dated February 1, 2009, by and between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16
Amendment to Lease for the premises commonly known as 835 West Julian Street, San Jose, CA, dated effective February 1, 2009, by and between Sumo Holdings San Jose, LLC, Landlord, and American Reprographics Company, L.L.C. Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.17
Lease Agreement for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated April 1, 19999, by and between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18
Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.19
Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between OCB, LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.20
Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between Sumo Holdings Irvine LLC, Lessor, and OCB, LLC, Lessee, (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.21
Lease Agreement for the premises commonly known as 2210 Magnolia Street, Oakland, CA, dated December 1, 1997, between American Reprographics Company, L.L.C. and Sumo Holdings Sacramento, LLC (Oakland Property) (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.22
Lease Agreement for the premises commonly known as 1322 V Street, Sacramento, CA, dated December 1, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.23
Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.24
Lease Agreement for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MC, dated December 7, 1995, by and between Leet-Melbrook, Inc. and Sumo Holdings Maryland, LLC (as successor lessor) (incorporated by reference to Exhibit 10.15 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

Number	Description

10.25
Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 2, 2005, by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook, Inc., Tenant (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.26
Second Amendment to Lease for the premises commonly known as 18810 Woodfield Road, Gaithersburg, MD, effective as of August 1, 2006 by and between Sumo Holdings Maryland, LLC, Landlord and Leet-Melbrook Inc., Tenant (incorporated by reference to Exhibit 10.24 to the Registrant’s Form 10-K filed on March 1, 2007).

10.27
Lease Agreement for the premises commonly known as 345 Clinton Street, Costa Mesa, CA, dated September 23, 2003, by and between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.28
Lease Agreement for the premises commonly known as 616 Monterey Pass Road, Monterey Park, CA, by and dated November 19, 1997, between Dieterich-Post Company and American Reprographics Company, L.L.C. (as successor lessee) (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 1, 2007).

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

10.30
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).ˆ

10.31
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.32
First Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective November 18, 2005 (incorporated by reference to Exhibit 10.38 to the Registrant’s Form 10-K filed on March 16, 2006).ˆ

10.33
Second Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, effective March 17, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 23, 2006).ˆ

10.34
Third Amendment to Employment Agreement between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar, dated July 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on August 1, 2007).ˆ

10.35
Fourth Amendment to Executive Employment Agreement, dated March 11, 2009 by and between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 11, 2009).ˆ

10.36
Fifth Amendment to Executive Employment Agreement, dated March 18, 2010, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on March 22, 2010). ˆ

10.37
Sixth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on August 3, 2010). ˆ

10.38
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).ˆ

Number	Description

10.39
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Mark W. Legg (incorporated by reference to Exhibit 10.32 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.40
Employment Agreement, dated January 7, 2005, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).ˆ

10.41
First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective April 17, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on August 8, 2008).ˆ

10.42
Second Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Rahul K. Roy, effective December 22, 2008 (incorporated by reference to Exhibit 10.69 to the Registrant’s Form 10-K filed on February 27, 2009)ˆ

10.43
Third Amendment to Executive Employment Agreement, dated March 11, 2009, by and between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 11, 2009). ˆ

10.44
Fourth Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 22, 2010). ˆ

10.45
Fifth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on August 3, 2010). ˆ

10.46
Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).ˆ

10.47
First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).ˆ

10.48
Executive Employment Agreement between American Reprographics Company and Mr. Jonathan R. Mather dated November 29, 2006 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on November 30, 2006).ˆ

10.49
First Amendment to Executive Employment Agreement between American Reprographics Company and Mr. Jonathan R. Mather, effective April 17, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 8, 2008).ˆ

10.50
Second Amendment to Executive Employment Agreement, dated March 11, 2009, by and between American Reprographics Company and Mr. Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 11, 2009). ˆ

10.51
Third Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Mr. Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 22, 2010). ˆ

10.52
Fourth Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Mr. Jonathan R. Mather (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on August 3, 2010). ˆ

10.53
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Jonathan R. Mather dated April 17, 2008 (incorporated by reference to Exhibit 99.3 to the Registrant’s Form 8-K filed on April 22, 2008). ˆ

10.54
2007 Bonus Plan, dated February 20, 2007, between American Reprographics Company and Mr. Jonathan R. Mather (incorporated by reference to Exhibit 10.60 to the Registrant’s Form 10-K filed on February 27, 2008).ˆ

Number	Description

10.55
Executive Employment Agreement between American Reprographics Company and Dilantha Wijesuriya dated February 23, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 25, 2009). ˆ

10.56
First Amendment to Executive Employment Agreement, dated March 11, 2009, by and between American Reprographics Company and Mr. Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on March 11, 2009). ˆ

10.57
Second Amendment to Executive Employment Agreement, dated March 16, 2010, by and between American Reprographics Company and Mr. Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on March 22, 2010). ˆ

10.58
Third Amendment to Executive Employment Agreement, dated August 2, 2010, by and between American Reprographics Company and Mr. Dilantha Wijesuriya (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on August 3, 2010). ˆ

10.59
Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009 (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K filed on February 26, 2010). ˆ

10.60
Indemnification Agreement dated February 23, 2009 between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 25, 2009).

10.61
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

10.63
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

10.68
Indemnification Agreement made as of May 22, 2006, between American Reprographics Company and Eriberto R. Scocimara (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-K filed on March 1, 2007).

10.69
Indemnification Agreement made as of March 11, 2009, between American Reprographics Company and James F. McNulty (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2009).

16.1
Letter from PricewaterhouseCoopers LLP addressed to the United States Securities and Exchange Commission, dated March 31, 2009 (incorporated by reference to Exhibit 16 to the Registrant’s Form 8-K filed on April 2, 2009).

21.1	List of Subsidiaries.*

Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith

ˆ	Indicates management contract or compensatory plan or agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer
Date: March 9, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director	March 9, 2011
(Principal Executive Officer)

/s/ JONATHAN R. MATHER	Chief Financial Officer and Secretary	March 9, 2011
Jonathan R. Mather	(Principal Financial Officer and
Principal Accounting Officer)

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 9, 2011

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	March 9, 2011

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 9, 2011

/s/ JAMES F. MCNULTY James F. McNulty	Director	March 9, 2011

/s/ MARK W. MEALY Mark W. Mealy	Director	March 9, 2011

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
American Reprographics Company
Walnut Creek, California
We have audited the accompanying consolidated balance sheets of American Reprographics Company and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive loss, and cash flows for the years then ended. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Reprographics Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
March 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of American Reprographics Company:
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) for the year ended December 31, 2008 present fairly, in all material respects, the results of operations and cash flows of American Reprographics Company and its subsidiaries (the “Company”) for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2009, except for (1) the effects of the change in the manner in which the Company accounts for noncontrolling interest in consolidated subsidiaries as discussed in Note 2, as to which the date is February 26, 2010, and (2) the condensed consolidating financial information for the year ended December 31, 2008 as presented in Note 6, as to which the date is March 9, 2011

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except per share data)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$26,293	$29,377
Accounts receivable, net of allowances of $4,030 and $4,685 at December 31, 2010 and December 31, 2009, respectively	52,619	53,919
Inventories, net	10,689	10,605
Deferred income taxes	7,157	5,568
Prepaid expenses and other current assets	10,944	7,011

Total current assets	107,702	106,480

Property and equipment, net	59,036	74,568
Goodwill	294,759	332,518
Other intangible assets, net	62,643	74,208
Deferred financing fees, net	4,995	4,082
Deferred income taxes	37,835	26,987
Other assets	2,115	2,111

Total assets	$569,085	$620,954

Liabilities and Equity
Current liabilities:
Accounts payable	$23,593	$23,355
Accrued payroll and payroll-related expenses	7,980	8,804
Accrued expenses	30,134	24,540
Current portion of long-term debt and capital leases	23,608	53,520

Total current liabilities	85,315	110,219

Long-term debt and capital leases	216,016	220,711
Other long-term liabilities	5,072	8,000

Total liabilities	306,403	338,930

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,183,463 and 46,112,653 shares issued and 45,735,809 and 45,664,999 shares outstanding in 2010 and 2009, respectively	46	46
Additional paid-in capital	96,251	89,982
Retained earnings	173,459	200,961
Accumulated other comprehensive loss	(5,541)	(7,273)

	264,215	283,716
Less cost of common stock in treasury, 447,654 shares in 2010 and 2009	7,709	7,709

Total American Reprographics Company stockholders’ equity	256,506	276,007
Noncontrolling interest	6,176	6,017

Total equity	262,682	282,024

Total liabilities and equity	$569,085	$620,954

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Reprographics services	$294,555	$350,491	$518,062
Facilities management	89,994	97,401	120,983
Equipment and supplies sales	57,090	53,657	61,942

Total net sales	441,639	501,549	700,987
Cost of sales	299,307	323,360	415,715

Gross profit	142,332	178,189	285,272
Selling, general and administrative expenses	107,744	115,020	154,728
Amortization of intangible assets	11,657	11,367	12,004
Goodwill impairment	38,263	37,382	35,154
Impairment of long-lived assets	—	781	—

(Loss) income from operations	(15,332)	13,639	83,386
Other income, net	(156)	(171)	(517)
Interest expense, net	24,091	25,781	25,890
Loss on early extinguishment of debt	2,509	—	—

(Loss) income before income tax (benefit) provision	(41,776)	(11,971)	58,013
Income tax (benefit) provision	(14,186)	3,018	21,200

Net (loss) income	(27,590)	(14,989)	36,813
Loss (income) attributable to noncontrolling interest	88	104	(59)

Net (loss) income attributable to American Reprographics Company	$(27,502)	$(14,885)	$36,754

(Loss) earnings per share attributable to American Reprographics Company shareholders:
Basic	$(0.61)	$(0.33)	$0.82

Diluted	$(0.61)	$(0.33)	$0.81

Weighted average common shares outstanding:
Basic	45,212,724	45,123,110	45,060,482
Diluted	45,212,724	45,123,110	45,398,086
The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS
(Dollars in thousands, except per share data)

	American Reprographics Company Shareholders
						Accumulated
	Common Stock		Additional			Other	Common
		Par	Paid-In	Deferred	Retained	Comprehensive	Stock in	Noncontrolling	Total
	Shares	Value	Capital	Compensation	Earnings	Loss	Treasury	Interest	Equity

Balance at December 31, 2007	45,114,119	$46	$81,153	$(673)	$179,092	$(258)	$(7,709)	$—	$251,651
Stock-based compensation	78,250		3,812	478					4,290
Issuance of common stock under Employee Stock Purchase Plan	3,087		35						35
Stock options exercised	31,700		177						177
Net tax benefit from stock-based compensation			30						30
Noncontrolling interest resulting from business combinations								6,062	6,062
Comprehensive income
Net income					36,754			59	36,813
Foreign currency translation adjustments						(1,989)			(1,989)
Gain (loss) on derivative, net of tax effect						(9,167)			(9,167)

Comprehensive income									25,657

Balance at December 31, 2008	45,227,156	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902
Stock-based compensation	396,012		4,697	195					4,892
Issuance of common stock under Employee Stock Purchase Plan	30,031		164						164
Stock options exercised	11,800		63						63
Tax deficiency from stock-based compensation, net of tax benefit			(149)						(149)
Comprehensive loss
Net loss					(14,885)			(104)	(14,989)
Foreign currency translation adjustments						823			823
Gain (loss) on derivative, net of tax effect						3,318			3,318

Comprehensive loss									(10,848)

Balance at December 31, 2009	45,664,999	$46	$89,982	$—	$200,961	$(7,273)	$(7,709)	$6,017	$282,024
Stock-based compensation	14,550		5,922	—					5,922
Issuance of common stock under Employee Stock Purchase Plan	9,010		64						64
Stock options exercised	47,250		242						242
Net tax benefit from stock-based compensation			41						41
Comprehensive loss
Net loss					(27,502)			(88)	(27,590)
Foreign currency translation adjustments						607		247	854
Gain (loss) on derivative, net of tax effect						1,125			1,125

Comprehensive loss									(25,611)

Balance at December 31, 2010	45,735,809	$46	$96,251	$—	$173,459	$(5,541)	$(7,709)	$6,176	$262,682

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(27,590)	$(14,989)	$36,813
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	966	3,044	4,966
Depreciation	33,992	38,176	38,117
Amortization of intangible assets	11,657	11,367	12,004
Amortization of deferred financing fees	1,491	1,357	1,267
Amortization of bond discount	44	—	—
Goodwill impairment	38,263	37,382	35,154
Impairment of long-lived assets	—	781	—
Stock-based compensation	5,922	4,892	4,289
Excess tax benefit related to stock-based compensation	(58)	(18)	(30)
Deferred income taxes	(12,657)	(4,477)	(10,172)
Loss on early extinguishment of debt	2,509	—	—
Write-off of deferred financing fees	—	190	313
Other noncash items, net	340	(199)	(284)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	469	21,099	21,556
Inventory	8	1,344	3,134
Prepaid expenses and other assets	(4,098)	6,302	(1,101)
Accounts payable and accrued expenses	2,666	(8,826)	(18,760)

Net cash provided by operating activities	53,924	97,425	127,266

Cash flows from investing activities
Capital expenditures	(8,634)	(7,506)	(9,033)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(870)	(3,527)	(23,916)
Restricted cash	—	—	937
Other	1,002	1,684	1,205

Net cash used in investing activities	(8,502)	(9,349)	(30,807)

Cash flows from financing activities
Proceeds from stock option exercises	242	63	177
Proceeds from issuance of common stock under Employee Stock Purchase Plan	51	164	35
Excess tax benefit related to stock-based compensation	58	18	30
Proceeds from bond issuance	195,648	—	—
Payments on long-term debt agreements and capital leases	(238,989)	(105,008)	(51,850)
Net (repayments) borrowings under revolving credit facility	(1,536)	1,523	(22,000)
Payment of deferred financing fees	(4,473)	(2,092)	(726)

Net cash used in financing activities	(48,999)	(105,332)	(74,334)

Effect of foreign currency translation on cash balances	493	91	(385)

Net change in cash and cash equivalents	(3,084)	(17,165)	21,740
Cash and cash equivalents at beginning of period	29,377	46,542	24,802

Cash and cash equivalents at end of period	$26,293	$29,377	$46,542

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$20,627	$24,733	$26,111

Income taxes	$1,395	$2,507	$33,939

Noncash investing and financing activities:
Capital lease obligations incurred	$10,305	$16,181	$34,561
Issuance of subordinated notes in connection with the acquisition of businesses	$231	$466	$10,414
Accrued liabilities in connection with the acquisition of businesses	$—	$—	$100
Accrued liabilities in connection with deferred financing fees	$440	$—	$—
Net gain (loss) on derivative, net of tax effect	$1,125	$3,318	$(9,167)
Contribution from noncontrolling interest	$—	$—	$6,062
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
Risk and Uncertainties
The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, office vacancy rates, and government expenditures. The effects of the current economic downturn in the United States, and weakness in global economic conditions, have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. The AEC industry generally experiences downturns several months after a downturn in the general economy and there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents
Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased. UDS, the Company’s operations in China, holds $13.2 million of the Company’s cash.
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India the United Kingdom and China, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2.7% of net sales during the years ended December 31, 2010, 2009 and 2008.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 32%, 33% and 36% for the years ended December 31, 2010, 2009 and 2008, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2010, 2009 and 2008 comprised approximately 41%, 51%, and 42% respectively, of the Company’s total purchases of inventory and supplies.
Allowance for Doubtful Accounts
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2010, 2009, and 2008 the Company recorded expenses of $966, $3,044 and $4,966, respectively, related to the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2010 and 2009, the reserves for inventory obsolescence amounted to $722 and $595, respectively.
Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce its deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.
When establishing a valuation allowance, the Company considers future sources of taxable income such as “future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards” and “tax planning strategies.” A tax planning strategy is “an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets.” In the event the Company determines the deferred tax assets will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which it makes such a determination. As of December 31, 2010, based on various factors, including but not limited to the fact that the Company had cumulative pretax book income over the previous three year period, it determined no valuation allowance was required to be recorded. However, due to the losses during 2009 and 2010, it is likely that the Company will have a three year cumulative book loss at some point in 2011. The Company will continue to evaluate recent historical results, the nature of any unusual amounts included in its results and the likelihood they will recur, and its forecasted future results in determining its ability to earn sufficient taxable income to utilize its deferred tax assets. If the Company’s assumptions regarding forecasted revenue or gross margins are not achieved, it may have a significant impact on the corresponding taxable income which may require a valuation allowance to be recorded against the Company’s then existing deferred tax assets.
The Company calculates its current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Income taxes have not been provided on certain undistributed earnings of international subsidiaries because such earnings are considered to be permanently reinvested.
The amount of income taxes the Company pays is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on its tax return. To the extent that its assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.
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
The Company accounts for computer software costs developed for internal use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, formerly Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4 “Property and Equipment”) includes $1,500 and $2,317 of capitalized software development costs as of December 31, 2010 and 2009, respectively, net of accumulated amortization of $15,450 and $14,355 as of December 31, 2010 and 2009, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $1,095, $1,245 and $2,128 during the years ended December 31, 2010, 2009 and 2008, respectively.
Impairment of Long-Lived Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or as estimated using discounted cash flows, if not.
The operating segments of the Company have been negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its operating segments for impairment in 2010 and 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment in 2010. In 2009 the Company determined that there was an impairment of long-lived assets for its operating segment in the United Kingdom. Accordingly, the Company recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other intangible assets by $0.8 million.
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
The Company assesses goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. The Company concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, the Company’s 2010 third quarter results and revision of projected future earnings.

Goodwill impairment testing is performed at the operating segment (or “reporting unit”) level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The results of the Company’s analysis in 2010 indicated that 13 of its reporting units, 12 in the United States, one in China, had a goodwill impairment. Accordingly, the Company recorded a pretax, non-cash charge in 2010 to reduce the carrying value of goodwill by $38.3 million. The Company continues to assess, among other things, the current economic downturn, reporting unit and consolidated performance against plan, and the outlook for the Company’s business and industry in general. A downward trend in one or more of these factors, or a significant decrease in its stock price, could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Given the current economic environment, the Company has and will continue to monitor the need to test its intangibles for impairment as required by ASC 805, formerly SFAS No. 141 (Revised 2007), Business Combinations. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2010 that would require an additional impairment test.
The results of the Company’s 2009 goodwill impairment analysis indicated that 11 of the Company’s reporting units, nine in the United States, one in the United Kingdom, and one in Canada, had a goodwill impairment. Accordingly, the Company recorded a pretax, non-cash charge in 2009 to reduce the carrying value of goodwill by $37.4 million.
During the quarter ended December 31, 2008, based on a combination of factors, including the then current economic environment, and a significant decline in market capitalization, the Company concluded that there were sufficient indicators to require the Company to perform an interim goodwill impairment analysis as of December 31, 2008. The result of the Company’s analysis indicated that eight of the Company’s reporting units, six in the United States, one in Canada, and one in the United Kingdom had a goodwill impairment. Accordingly, the Company recorded a pretax, non-cash charge, in 2008 to reduce the carrying value of goodwill by $35.2 million.
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
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions regarding the duration of the ongoing economic downturn in the Company’s industry, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing in 2010, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted revenue or gross margins of certain reporting units are not achieved, it may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when it regularly perform its annual goodwill impairment test.
The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are summarized as follows:

		Accumulated
	Gross	Impairment	Net Carrying
	Goodwill	Loss	Amount
January 1, 2009	$401,667	$35,154	$366,513
Additions	3,136	—	3,136
Goodwill impairment	—	37,382	(37,382)
Translation adjustment	251	—	251

December 31, 2009	405,054	72,536	332,518
Additions	500	—	500
Goodwill impairment	—	38,263	(38,263)
Translation adjustment	4	—	4

December 31, 2010	$405,558	$110,799	$294,759

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments. See Note 3 “Acquisitions”.
Customer relationships are amortized over their estimated useful lives of 13 (weighted average) and amortized using the accelerated method (based on estimated customer attrition rates).
During the fourth quarter of 2010, the Company decided to affect a consolidation of the many brands that comprise the Company’s market presence around the country. Accordingly, the remaining estimated useful lives of the trade name intangible assets have been revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years. The impact of this change in the fourth quarter of 2010 was an increase in amortization expense of approximately $1.6 million. Trade names are amortized using the straight-line method. Beginning in January 2011, each of the Company’s operating divisions and their respective locations will begin to adopt the name of the corporate parent, ARC. The name will be phased into the Company’s marketing operations throughout the course of the year to ensure customer recognition and retention. Original brand names will continue to be used in conjunction with ARC to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. The latest the Company expects to fully retire original trade names is April 2012.
The non-competition agreements are amortized over their weighted average term on a straight-line basis.
The following table sets forth the Company’s preliminary estimate of other intangible assets resulting from business acquisitions at December 31, 2010 and December 31, 2009, which continue to be amortized:

	December 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,359	$48,301	$48,058	$96,219	$39,243	$56,976
Trade names and trademarks	20,294	5,736	14,558	20,294	3,139	17,155
Non-Competition Agreements	100	73	27	303	226	77

	$116,753	$54,110	$62,643	$116,816	$42,608	$74,208

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next five fiscal years, and thereafter are as follows:

2011	$18,607
2012	10,742
2013	6,353
2014	5,543
2015	5,030
Thereafter	16,368

$62,643

Deferred Financing Fees
Direct costs incurred in connection with debt agreements are capitalized as incurred and amortized based on the effective interest method for the 10.5% senior secured notes due 2016 (the “Notes”) and on the straight line method for the new revolving credit agreement dated December 1, 2010 with Wells Fargo Bank, National Association (the “2010 Credit Agreement”). At December 31, 2010 and 2009, the Company had deferred financing fees of $4,995 and $4,082, respectively, net of accumulated amortization of $71 and $2,708, respectively.
In December 2010, the Company wrote off $2,509 of deferred financing fees due to the extinguishment, in full, of its previous Credit and Guaranty Agreement (“Amended 2007 Credit Agreement”). The Company added $4,913 of deferred financing fees related to its Notes and 2010 Credit Agreement. During 2009, the Company added $2,092 of deferred financing fees and wrote off $190 of deferred financing fees related to the Amended 2007 Credit Agreement described in Note 5 “Long-Term Debt”. In 2008, the Company wrote off $313 of deferred financing fees.

Derivative Financial Instruments
Historically, the Company enters into derivative instruments to manage its exposure to changes in interest rates. These instruments allow the Company to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. Such agreements are designated and accounted for under ASC 815. Derivative instruments are recorded at fair value as either assets or liabilities in the Consolidated Balance Sheets.
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
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2010 for its Notes is $200.0 million and $8.6 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes is $212.0 million as of December 31, 2010 and the fair value and for its subordinated notes payable is $7.9 million as of December 31, 2010.
Interest rate hedge agreements: The fair value of the interest rate swap (the “Swap Transaction”) is based on market interest rates using a discounted cashflow model and an adjustment for counterparty risk. See Note 8 “Fair Value Measurements” for further information.
Insurance Liability
The Company maintains a high deductible insurance policy for a significant portion of its risks and associated liabilities with respect to workers’ compensation. The Company’s deductible is $250. The accrued liabilities associated with this program are based on the Company’s estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to the Company, as of the balance sheet date. The Company’s estimated liability is not discounted and is based upon an actuarial report obtained from a third party. The actuarial report uses information provided by the Company’s insurance brokers and insurers, combined with the Company’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation, and the Company’s claims settlement practices.
The Company is self-insured for healthcare benefits, with a stop-loss at $200. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.
Commitments and Contingencies
In the normal course of business, the Company estimates potential future loss accruals related to legal, workers compensation, healthcare, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.
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
The Company recognizes revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup. Revenue from equipment service agreements are recognized over the term of the service agreement.
The Company has established contractual pricing for certain large national customer accounts (“Global Services”). These contracts generally establish uniform pricing at all operating segments for Global Services. Revenues earned from the Company’s Global Services are recognized in the same manner as non-Global Services revenues.

Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $17,759, $22,617, and $39,375 for the years ended December 31, 2010, 2009, and 2008 respectively.
Revenues from software licensing activities are recognized over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2010, 2009 and 2008.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.
Comprehensive Loss
The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the Swap Transaction, net of taxes. The Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Amended 2007 Credit Agreement. At that time, the fair value of the Swap Transaction was computed and the effective portion is stored in other comprehensive income and will be amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.
Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.
Segment and Geographic Reporting
The provisions of ASC 280, formerly SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and economic characteristics, the Company is deemed to operate as a single reportable segment.
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States have been small but growing. See table below for revenues and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations.

	2010			2009			2008
		Foreign			Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total	U.S.	Countries	Total
Revenues from external customers	$404,513	$37,126	$441,639	$473,414	$28,135	$501,549	$676,742	$24,245	$700,987
Long-lived assets, net	$414,693	$8,855	$423,548	$478,489	$8,998	$487,487	$538,056	$9,809	$547,865
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $1,892, $2,113, and $3,233 during the years ended December 31, 2010, 2009 and 2008, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
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
Total stock-based compensation for the years ended December 31, 2010, 2009 and 2008, was $5.9 million, $4.9 million and $4.3 million, respectively and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In addition, upon the adoption of ASC 718, the excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.

The Company did not issue any stock options in the fiscal year ended December 31, 2010. The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2009 and 2008 was $3.34, and $6.01 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the years ended December 31, 2009 and 2008:

	Year Ended
	December 31,
	2009	2008
Weighted average assumptions used:
Risk free interest rate	0.95%	2.79%
Expected volatility	43.1%	32.70%
Expected dividend yield	0.00%	0.00%
The expected option term of 6.00 years for options vesting over a 3 year period, 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period under the “simplified” method as provided in ASC 718-10, were used for options granted during fiscal year 2009 and 2008. The Company concluded that the use of ASC 718-10’s “simplified” method is a more reasonable estimate for determining the expected term of options as the Company’s initial public offering was in 2005 and did not have sufficient historical information.
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
As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock based compensation was approximately $4.2 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements to existing technology and are expensed as incurred. In total, research and development amounted to $4,674, $4,011 and $5,129 during the fiscal years ended December 31, 2010, 2009 and 2008, respectively.
Sales Taxes
The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share are computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 2.2 million, 2.3 million and 1.5 million common stock options excluded for anti-dilutive effects for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s 2005 Stock Plan.
Basic and diluted earnings per common share were calculated using the following options for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Weighted average common shares outstanding during the period — basic	45,212,724	45,123,110	45,060,482
Effect of dilutive stock options	—	—	337,604

Weighted average common shares outstanding during the period — diluted	45,212,724	45,123,110	45,398,086

There were no adjustments to net (loss) income in calculating basic or diluted earnings per share.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU 2010-06. This update provides amendments to the criteria of ASC 820-10, Fair Value Measurements and Disclosures. The amendments to this update (i) require new disclosures for transfers in and out of level 1 and 2, and activity in level 3 fair value measurements, (ii) provides amendments that clarify existing disclosures for level of disaggregation and disclosures about inputs and valuation techniques and (iii) includes conforming amendments to the guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for financial statements issued for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in level 3 fair value measurements, which are effective for fiscal years beginning on or after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU 2010-06 effective March 31, 2010. See Note 8 “Fair Value Measurements” for required disclosures.
In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force , (“ASU 2009-13”). This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010, therefore, the Company will implement in its Consolidated Financial Statements effective January 1, 2011. ASU 2009-13 will not have a material effect on the Company’s Consolidated Financial Statements.
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
3. ACQUISITIONS
During 2010, the Company acquired the assets and liabilities of one Chinese reprographics company. The purchase price of such acquisition, including related acquisition costs, amounted to approximately $601, for which the Company paid $370 in cash and issued $231 of notes payable to the former owners of the acquired company.
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
The results of operations of the companies acquired during the years ended December 31, 2010, 2009 and 2008 have been included in the Consolidated Financial Statements from their respective dates of acquisition.
For U.S. income tax purposes, $2,466, and $23,619 of goodwill and intangibles resulting from acquisitions completed during the years ended December 31, 2009 and 2008, respectively, are amortized over a 15-year period. There was no goodwill or intangibles resulting from the acquisition completed in 2010. None of the Company’s acquisitions were related or contingent upon any other acquisitions.

During 2010 and 2009, the Company’s acquisitions were not material individually, or in the aggregate. Thus, the impact of these acquisitions on the Company’s Consolidated Balance Sheets was immaterial.
The following summary presents the Company’s unaudited pro forma results, as if the 2008 acquisitions had been completed at the beginning of the year of acquisition. The proforma results of the 2010 and 2009 acquisitions would not have had a material impact on the Company’s Consolidated Statements of Operations in 2010 and 2009:

Year ended December 31,
2008
Net sales	$725,202
Net income	$37,482

Earnings per share — basic	$0.83
Earnings per share — diluted	$0.83
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
Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. Accrued expenses in the accompanying Consolidated Balance Sheets do not include any amounts for Earnout Payments payable as of December 31, 2010 or 2009. The increase to goodwill as of December 31, 2010 and 2009 as a result of the Earnout Payments was $500 and $1,142, respectively.
The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2010 is approximately $1,500.
The Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities. The net increase to goodwill as of December 31, 2010 and 2009 as a result of purchase price adjustments was $0 and $139, respectively.
4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2010	2009
Machinery and equipment	$245,617	$233,292
Buildings and leasehold improvements	20,563	20,768
Furniture and fixtures	4,731	4,850

	270.911	258,910
Less accumulated depreciation	(211,875)	(184,342)

	$59,036	$74,568

Depreciation expense was $33,992, $38,176, and $38,117 for the years ended December 31, 2010, 2009, and 2008, respectively.
The two facilities that the Company owns are subject to liens under its credit facility.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,	December 31,
	2010	2009

Borrowings from foreign Revolving Credit Facilities; 6.0% interest rate at December 31, 2009	$—	$1,523
10.5% Senior Notes due 2016, net of discount of $4,308 at December 31, 2010	195,692	—
Borrowings from senior secured First Priority — Term Loan Credit Facility; interest payable quarterly (weighted average 8.1% interest rate at December 31, 2009, inclusive of interest rate Swap Transaction); principal payable in varying quarterly installments		205,625
Various subordinated notes payable; weighted average 6.2% interest rate at December 31, 2010 and December 31, 2009; principal and interest payable monthly through June 2012	8,635	21,755
Various capital leases; weighted average 8.8% and 9.2% interest rate at December 31, 2010 and December 31, 2009, respectively; principal and interest payable monthly through February 2016	35,297	45,328

	239,624	274,231
Less current portion	(23,608)	(53,520)

	$216,016	$220,711

10.5% Senior Notes due 2016
On December 1, 2010, the Company completed a private offering of the Notes. It also entered into the new $50 million 2010 Credit Agreement and paid off in full amounts outstanding under the Amended 2007 Credit Agreement.
The Notes have an aggregate principal amount of $200 million. The Notes are general unsecured senior obligations of the Company and will be subordinated to all existing and future senior secured debts of the Company to the extent of the assets securing such debt. The Company’s obligations under the Notes are jointly and severally guaranteed by all of the Company’s domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.
The Company received gross proceeds of $195.6 million from the Notes offering. In connection with the issuance of the Notes, the Company entered into an Indenture, dated as of the closing date (the “Indenture”), among the Company, certain subsidiaries of the Company named therein, as guarantors (the “Guarantors”), and Wells Fargo Bank, National Association, as Trustee, and a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), among the Company, the Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (the “Initial Purchasers”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
Optional Redemption. At any time prior to December 15, 2013, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, to the date of redemption. In addition, the Company may redeem some or all of the Notes on or after December 15, 2013, at redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 15, 2013, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional Notes, at a redemption price equal to 110.5% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption.
Repurchase upon Change of Control. Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Notes may require the Company to repurchase all of the then-outstanding Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
Other Covenants. The Indenture contains covenants that limit, among other things, the Company’s and certain of its subsidiaries’ ability to (1) incur additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into certain transactions with affiliates, (5) create liens, (6) declare or pay any dividend or make any other distributions, (7) make certain investments, and (8) merge or consolidate with another person.
Events of Default. The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include non-payment, breach of covenants in the Indenture, cross default and acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest on all of the then-outstanding Notes to be due and payable.

2010 Credit Agreement
On December 1, 2010, the Company and certain of its subsidiaries entered into the 2010 Credit Agreement. The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million will be available for the issuance of letters of credit. The revolving line of credit will be available on a revolving basis during the period commencing after the Closing Date and ending on December 1, 2015 and is secured by substantially all of the assets of the Company and certain of its subsidiaries. Advances under the revolving line of credit will be subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. The Company may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the limitations, terms and conditions contained in the 2010 Credit Agreement.
The Company’s obligations under the 2010 Credit Agreement are guaranteed by its domestic subsidiaries and, subject to certain limited exceptions, are secured by security interests granted in all of the Company’s and the guarantors’ personal and real property.
Advances under the 2010 Credit Agreement will bear interest at LIBOR plus the “applicable rate.” The applicable rate will initially be 2.00%. The applicable rate will be determined based upon the consolidated leverage ratio for the Company with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. During the continuation of certain events of default all amounts due under the 2010 Credit Agreement will bear interest at 4.0% above the rate otherwise applicable. In addition, the Company will be required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than 3.00x, the unused commitment fee is 0.20%, (ii) less than 2.99x but greater than 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
The 2010 Credit Agreement contains the following financial covenants:
•	Maximum consolidated leverage ratio as follows:
•	4.35:1.00 for quarters ending December 31, 2010 through September 30, 2011

•	4.25:1.00 for quarters ending December 31, 2011 through September 30, 2012

•	4.15:1.00 for quarters ending December 31, 2012 through September 30, 2013

•	4.00:1.00 for quarters ending December 31, 2013 through maturity;
•	Maximum consolidated senior secured debt leverage ratio not greater than 1.50:1.00, determined on the last day of each fiscal quarter through maturity;

•	Minimum consolidated interest coverage ratio as follows:
•	1.70:1.00 for quarters ending December 31, 2010 through September 30, 2011

•	1.75:1.00 for quarters ending December 31, 2011 through maturity;
The 2010 Credit Agreement also contains covenants which, subject to certain exceptions as set forth in the 2010 Credit Agreement, restrict the Company’s ability to incur additional debt, grant liens or guaranty other indebtedness, pay dividends, redeem stock, pay or redeem subordinated indebtedness, make investments or capital expenditures, dispose or acquire assets, dispose of equity interests in subsidiaries, enter into any merger, sale of assets, consolidation or liquidation transaction, or engage in transactions with stockholders and affiliates. Covenants in the 2010 Credit Agreement also require that the Company provide periodic financial reports to the lender, observe certain practices and procedures with respect to the collateral pledged as security, comply with applicable laws and maintain and preserve the Company and its subsidiaries’ properties and maintain insurance.
As of December 31, 2010, the Company was in compliance with the financial incurrence based covenants for its Notes and financial covenants with respect to its 2010 Credit Agreement. The Company’s trailing twelve months key financial covenant ratios as of December 31, 2010 were 2.09:1.00 for Minimum Interest Coverage, 3.26:1.00 for Maximum Total Leverage and 0.47:1.00 for Maximum Senior Secured Leverage.
As of December 31, 2010, the Company was in compliance with the financial covenants in the 2010 Credit Agreement and expects to be in compliance through the term of that agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the minimum required profitability levels not be achieved. If the Company defaults on the covenants under the 2010 Credit Agreement and is unable to obtain waivers from its lenders, the lenders will be able to exercise their rights and remedies under the 2010 Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on its business, financial condition and liquidity. As of December 31, 2010 the Company did not have any outstanding debt under the 2010 Credit Agreement.

As of December 31, 2010 and 2009, standby letters of credit aggregated to $3.9 million and $4.0 million, respectively. The standby letters of credit under the 2010 Credit Agreement reduced the Company’s borrowing availability under its 2010 Credit Agreement to $46.1 million.
2007 Credit Agreement
On December 6, 2007, the Company entered into a credit and guaranty agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provided for senior secured credit facilities aggregating up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. The Company used proceeds under the 2007 Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the Company’s former credit facility.
On October 5, 2009 the Company entered into the Amended 2007 Credit Agreement.
In exchange for the terms set forth in the Amended 2007 Credit Agreement, the Company agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended 2007 Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million) which amounted to $1.3 million. In addition, the Company agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended 2007 Credit Agreement an amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan commitment which amounted to $0.4 million. The Company also paid customary arrangement and service fees of $2.0 million in connection with the Amended 2007 Credit Agreement. Total fees amounted to $3.7 million of which $2.1 million was capitalized into Deferred Financing Fees and $1.6 million was expensed under interest expense for 2009.
On December 1, 2010, the Company paid off, in full, amounts outstanding under the Amended 2007 Credit Agreement when the private placement of the 10.5% senior unsecured notes was completed.
Foreign Credit Agreement
In the fourth quarter of 2009, in conjunction with its China operations, the Company entered into one-year revolving credit facilities. The facilities provided for a maximum credit amount of 14.5 million Chinese Yuan Renminbi. This translated to $2.1 million as of December 31, 2009. Draws on the facilities were limited to 30 day periods and incur a fee of .05% of the amount drawn and no additional interest is charged. The agreement was not renewed in the fourth quarter of 2010 and there was no amount outstanding as of December 31, 2010
Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2010 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2011	$7,940	$15,668
2012	695	10,833
2013	—	5,884
2014	—	2,398
2015	—	513
Thereafter	200,000	1

	$208,635	$35,297

During 2010 and 2009, the Company did not repurchase any of its common stock.
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

On October 2, 2009, the Company amended its Swap Transaction (“Amended Swap Transaction”). The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge the Company’s then existing variable interest rate debt under the Amended 2007 Credit Agreement. In exchange for the terms set forth in the Amended Swap Transaction, the Company agreed to pay a fee of $0.8 million, which was recorded as interest expense for the year end December 31, 2009.
On December 1, 2010, the Company issued the Notes. As a result, the Amended Swap Transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the Amended Swap Transaction had a negative fair value of $9.7 million of which all was recorded in accrued expenses. On January 3, 2011, the Amended Swap Transaction was terminated. For further information, see Note 7 “Derivatives and Hedging Transactions”.
6. CONDENSED FINANCIAL STATEMENTS
The Company’s Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s domestic consolidated subsidiaries (the “Guarantor Subsidiaries”). The subsidiaries that do not guarantee the Notes are comprised of the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loan. The Company plans to register these notes with the SEC in 2011; therefore, in lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

Consolidating Condensed Balance Sheet
December 31, 2010
(Dollars in thousands)

	ARC Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$12,587	$13,706	$—	$26,293
Accounts receivable, net	—	48,283	4,336	—	52,619
Intercompany operations	295	2,717	(3,012)	—	—
Inventories, net	—	8,090	2,599	—	10,689
Deferred income taxes	—	7,157	—	—	7,157
Prepaid expenses and other current assets	72	8,741	2,131	—	10,944

Total current assets	367	87,575	19,760	—	107,702

Property and equipment, net	—	52,376	6,660	—	59,036
Goodwill	—	294,759	—	—	294,759
Investment in subsidiaries	257,838	16,065	—	(273,903)	—
Other intangible assets, net	—	60,585	2,058	—	62,643
Deferred financing fees, net	4,995	—	—	—	4,995
Deferred income taxes	708	34,453	2,674	—	37,835
Other assets	—	1,978	137	—	2,115

Total assets	$263,908	$547,791	$31,289	$(273,903)	$569,085

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$21,137	$2,456	$—	$23,593
Accrued payroll and payroll-related expenses	—	7,643	337	—	7,980
Accrued expenses	2,210	25,563	2,361	—	30,134
Intercompany loans	(190,500)	190,241	259	—	—
Current portion of long-term debt and capital leases	—	22,787	821	—	23,608

Total current liabilities	(188,290)	267,371	6,234	—	85,315

Long-term debt and capital leases	195,692	19,201	1,123	—	216,016
Other long-term liabilities	—	3,381	1,691	—	5,072

Total liabilities	7,402	289,953	9,048	—	306,403

Commitments and contingencies
Total equity	256,506	257,838	22,241	(273,903)	262,682

Total liabilities and equity	$263,908	$547,791	$31,289	$(273,903)	$569,085

Consolidating Condensed Balance Sheet
December 31, 2009
(Dollars in thousands)

	ARC Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$15,319	$14,058	$—	$29,377
Accounts receivable, net	—	50,300	3,619	—	53,919
Intercompany operations	—	1,671	(1,671)	—	—
Inventories, net	—	6,864	3,741	—	10,605
Deferred income taxes	—	5,568	—	—	5,568
Prepaid expenses and other current assets	—	6,114	897	—	7,011

Total current assets	—	85,836	20,644	—	106,480

Property and equipment, net	—	69,477	5,091	—	74,568
Goodwill	—	330,956	1,562	—	332,518
Investment in subsidiaries	276,007	17,623	—	(293,630)	—
Other intangible assets, net	—	71,953	2,255	—	74,208
Deferred financing fees, net	—	4,082	—	—	4,082
Deferred income taxes	—	25,051	1,936	—	26,987
Other assets	—	2,021	90	—	2,111

Total assets	$276,007	$606,999	$31,578	$(293,630)	$620,954

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$21,810	$1,545	$—	$23,355
Accrued payroll and payroll-related expenses	—	8,458	346	—	8,804
Accrued expenses	—	22,765	1,775	—	24,540
Intercompany loans	—	285	(285)	—	—
Current portion of long-term debt and capital leases	—	50,902	2,618	—	53,520

Total current liabilities	—	104,220	5,999	—	110,219

Long-term debt and capital leases	—	219,519	1,192	—	220,711
Other long-term liabilities	—	7,253	747	—	8,000

Total liabilities	—	330,992	7,938	—	338,930

Commitments and contingencies
Total equity	276,007	276,007	23,640	(293,630)	282,024

Total liabilities and equity	$276,007	$606,999	$31,578	$(293,630)	$620,954

Consolidating Condensed Statement of Operations
December 31, 2010
(Dollars in thousands)

	ARC
	Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$404,513	$37,126	—	$441,639
Cost of sales	—	269,304	30,003	—	299,307

Gross profit	—	135,209	7,123	—	142,332
Selling, general and administrative expenses	—	100,294	7,450	—	107,744
Amortization of intangible assets	—	11,368	289	—	11,657
Goodwill impairment	—	36,697	1,566	—	38,263

Loss from operations	—	(13,150)	(2,182)	—	(15,332)
Other (income) expense, net	—	(805)	649	—	(156)
Interest expense (income), net	1,895	22,215	(19)	—	24,091
Loss on early extinguishment of debt	—	2,509	—	—	2,509

Loss before equity in earnings of subsidiaries and income tax benefit	(1,895)	(37,069)	(2,812)	—	(41,776)
Equity in earnings of subsidiaries	26,315	1,849	—	(28,164)	—
Income tax benefit	(708)	(12,603)	(875)	—	(14,186)

Net (loss) income	(27,502)	(26,315)	(1,937)	28,164	(27,590)
Loss attributable to noncontrolling interest	—	—	88		88

Net (loss) income attributable to American
Reprographics Company	$(27,502)	$(26,315)	$(1,849)	$28,164	$(27,502)

Consolidating Condensed Statement of Operations
December 31, 2009
(Dollars in thousands)

	ARC
	Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$473,414	$28,135	—	$501,549
Cost of sales	—	300,957	22,403	—	323,360

Gross profit	—	172,457	5,732	—	178,189
Selling, general and administrative expenses	—	108,049	6,971	—	115,020
Amortization of intangible assets	—	11,077	290	—	11,367
Goodwill impairment	—	35,148	2,234	—	37,382
Impairment of long-lived assets	—	781	—	—	781

Income (loss) from operations	—	17,402	(3,763)	—	13,639
Other (income) expense, net	—	(619)	448	—	(171)
Interest expense, net	—	25,755	26	—	25,781

Loss before equity in earnings of subsidiaries and income tax provision (benefit)	—	(7,734)	(4,237)	—	(11,971)
Equity in earnings of subsidiaries	14,885	3,098	—	(17,983)	—
Income tax provision (benefit)	—	4,053	(1,035)	—	3,018

Net (loss) income	(14,885)	(14,885)	(3,202)	17,983	(14,989)

Loss attributable to noncontrolling interest	—	—	104		104

Net (loss) income attributable to American
Reprographics Company	$(14,885)	$(14,885)	$(3,098)	$17,983	$(14,885)

Consolidating Condensed Statement of Operations
December 31, 2008
(Dollars in thousands)

	ARC
	Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$676,742	$24,245		$700,987
Cost of sales	—	398,959	16,756		415,715

Gross profit	—	277,783	7,489	—	285,272
Selling, general and administrative expenses	—	148,437	6,291	—	154,728
Amortization of intangible assets	—	11,698	306	—	12,004
Goodwill impairment	—	34,062	1,092	—	35,154

Income (loss) from operations	—	83,586	(200)	—	83,386
Other (income) expense, net	—	(1,219)	702	—	(517)
Interest expense, net	—	25,577	313	—	25,890

Income (loss) before equity in earnings of subsidiaries and income tax provision (benefit)	—	59,228	(1,215)	—	58,013
Equity in earnings of subsidiaries	(36,754)	1,071	—	35,683	—
Income tax provision (benefit)	—	21,403	(203)	—	21,200

Net income (loss)	36,754	36,754	(1,012)	(35,683)	36,813
Income attributable to noncontrolling interest	—	—	(59)		(59)

Net income (loss) attributable to American
Reprographics Company	$36,754	$36,754	$(1,071)	$(35,683)	$36,754

Consolidating Condensed Statement of Cash Flows
December 31, 2010
(Dollars in thousands)

	ARC
	Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(970)	$49,404	$5,490	$—	$53,924
Cash flows from investing activities

Capital expenditures	—	(6,233)	(2,401)	—	(8,634)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(500)	(370)	—	(870)
Other	—	1,045	(43)	—	1,002

Net cash used in investing activities	—	(5,688)	(2,814)	—	(8,502)

Cash flows from financing activities

Proceeds from stock option exercises	—	242	—	—	242
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	51	—	—	51
Excess tax benefit related to stock-based compensation	—	58	—	—	58

Proceeds from bond issuance	195,648	—	—	—	195,648
Payments on long-term debt agreements and capital leases	—	(237,801)	(1,188)	—	(238,989)
Net repayments under revolving credit facility	—		(1,536)	—	(1,536)
Payment of deferred financing fees	(4,473)		—	—	(4,473)
Advances to/from subsidiaries	(190,205)	191,002	(797)		—

Net cash provided by (used in) financing activities	970	(46,448)	(3,521)	—	(48,999)

Effect of foreign currency translation on cash balances	—	—	493	—	493

Net change in cash and cash equivalents	—	(2,732)	(352)	—	(3,084)
Cash and cash equivalents at beginning of period	—	15,319	14,058	—	29,377

Cash and cash equivalents at end of period	$—	$12,587	$13,706	$—	$26,293

Consolidating Condensed Statement of Cash Flows
December 31, 2009
(Dollars in thousands)

	ARC
	Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$94,051	$3,374	$—	$97,425
Cash flows from investing activities

Capital expenditures	—	(5,890)	(1,616)	—	(7,506)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(3,051)	(476)	—	(3,527)
Other	—	1,690	(6)	—	1,684

Net cash used in investing activities	—	(7,251)	(2,098)	—	(9,349)

Cash flows from financing activities

Proceeds from stock option exercises	—	63	—	—	63
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	164	—	—	164
Excess tax benefit related to stock-based compensation	—	18	—	—	18
Payments on long-term debt agreements and capital leases	—	(103,793)	(1,215)	—	(105,008)
Net borrowings under revolving credit facility		—	1,523	—	1,523
Payment of deferred financing fees	—	(2,092)	—	—	(2,092)
Advances to/from subsidiaries		1,752	(1,752)	—	—

Net cash used in financing activities	—	(103,888)	(1,444)	—	(105,332)

Effect of foreign currency translation on cash balances	—	—	91	—	91

Net change in cash and cash equivalents	—	(17,088)	(77)	—	(17,165)
Cash and cash equivalents at beginning of period	—	32,407	14,135	—	46,542

Cash and cash equivalents at end of period	$—	$15,319	$14,058	$—	$29,377

Consolidating Condensed Statement of Cash Flows
December 31, 2008
(Dollars in thousands)

	ARC
	Delaware	Guarantor	Non-Guarantor
	(Issuer)	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$110,232	$17,034	$—	$127,266
Cash flows from investing activities

Capital expenditures	—	(8,183)	(850)	—	(9,033)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(21,573)	(2,343)	—	(23,916)
Restricted cash	—	937	—	—	937
Other	—	1,197	8	—	1,205

Net cash used in investing activities	—	(27,622)	(3,185)	—	(30,807)

Cash flows from financing activities

Proceeds from stock option exercises	—	177	—	—	177
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	35	—	—	35
Excess tax benefit related to stock-based compensation	—	30	—	—	30
Payments on long-term debt agreements and capital leases	—	(50,336)	(1,514)	—	(51,850)
Net repayments under revolving credit facility	—	(22,000)	—	—	(22,000)
Payment of deferred financing fees	—	(726)	—	—	(726)
Advances to/from subsidiaries	—	(1,424)	1,424		—

Net cash used in financing activities	—	(74,244)	(90)	—	(74,334)

Effect of foreign currency translation on cash balances	—	—	(385)	—	(385)

Net change in cash and cash equivalents	—	8,366	13,374	—	21,740
Cash and cash equivalents at beginning of period	—	24,041	761	—	24,802

Cash and cash equivalents at end of period	$—	$32,407	$14,135	$—	$46,542

7. DERIVATIVES AND HEDGING TRANSACTIONS
As of December 31, 2010 and 2009, the Company was party to a swap transaction, in which the Company exchanges its floating-rate payments for fixed-rate payments. As of December 1, 2010, the swap transaction was de-designated upon placement of the Notes and payoff of the Amended 2007 Credit Agreement. The agreement no longer qualified as a cash flow hedge under ASC 815, as all the floating-rate debt was extinguished. The Amended Swap Transaction qualified as a cash flow hedge up to November 30, 2010.
As of December 31, 2010, $9.7 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the Amended Swap Transaction which was scheduled to end in December 2012. The ineffective portion of a fair value change on a qualifying cash flow hedge is recognized in earnings immediately. Over the next 12 months, the Company expects to reclassify $5.7 million from AOCL to interest expense.
The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the Swap Transaction as of December 31, 2010 and 2009:

		Fair Value
	Balance Sheet	Year Ended December 31,
	Classification	2010	2009
Derivative designated as hedging instrument under ASC 815

Amended Swap Transaction — current portion	Accrued expenses	$9,729	$6,908
Amended Swap Transaction — long term portion	Other long-term liabilities	—	4,010

Total derivatives designated as hedging		$9,729	$10,918

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the years ended December 31, 2010, and 2009:

	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Year Ended December 31,
	2010	2009
Derivative in ASC 815 Cash Flow Hedging Relationship

Amended Swap Transaction	$1,763	$5,590
Tax effect	(638)	(2,272)

Amended Swap Transaction, net of tax effect	$1,125	$3,318

The following table summarizes the effect of the Swap Transaction on the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Reclassified from AOCL into Income			Recognized in Income
	(effective portion)			(ineffective portion)
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(7,724)	$(8,247)	$(2,080)	$(574)	$(24)	$—

8. FAIR VALUE MEASUREMENTS
The Company adopted ASC 820 with respect to nonfinancial assets and liabilities on January 1, 2009. The Company has no non-financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009. In accordance with ASC 820, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010 and December 31, 2009. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Significant Other Observable Inputs
	Level 2
	December 31,
	2010	2009
Recurring Fair Value Measure

Amended Swap Transaction	$9,729	$10,918
Additionally, the Company has included additional required disclosures about the Company’s Amended Swap Transaction in Note 7 “Derivatives and Hedging Transactions.”
The Amended Swap Transaction is valued at fair value with the use of an income approach based on current market interest rates using a discounted cash flow model and an adjustment for counterparty risk. This model reflects the contractual terms of the derivative instrument, including the time to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within Level 2 of the valuation hierarchy. The Company terminated the Amended Swap Transaction on January 3, 2011.
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of December 31, 2010 and 2009:

	Significant Other Unobservable Inputs
	December 31,
	2010		2009
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$294,759	$38,263	$332,518	$37,382
In accordance with the provisions of ASC 350, goodwill was written down to its implied fair value of $294,759 and $332,518, as of December 31, 2010 and 2009, respectively, resulting in an impairment charge of $38,263 and $37,382 in 2010 and 2009, respectively. See Note 2 “Summary of Significant Accounting Policies”, for further information regarding the process of determining the implied fair value of goodwill.

9. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and local income taxes related to the Company’s total earnings before taxes for 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(1,400)	$5,767	$25,644
State	157	1,442	5,052
Foreign	(286)	286	676

	(1,529)	7,495	31,372
Deferred:
Federal	(10,429)	(2,854)	(6,510)
State	(1,640)	(302)	(2,783)
Foreign	(588)	(1,321)	(879)

	(12,657)	(4,477)	(10,172)

Income tax (benefit) / provision	$(14,186)	$3,018	$21,200

The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2010	2009
Current portion of deferred tax assets (liabilities):
Financial statement accruals not currently deductible	$3,461	$5,187
Interest Rate Swap	3,635	—
State taxes	61	268
Tax credit carryforward	—	113

Net current deferred tax assets	7,157	5,568

Non-current portion of deferred tax assets and (liabilities):
Excess of income tax basis over net book value of intangible assets	15,488	18,420
Excess of income tax basis over net book value of property, plant and equipment	10,341	10,800
Stock-based compensation	6,054	4,225
Tax credit carryforward	905	761
Foreign tax net operating loss carryforward	1,614	1,392
Federal tax net operating loss carryforward	10,851	—
State tax net operating loss carryforward	843	—
Deferred revenue	355
Accumulated other comprehensive loss	—	4,074
Excess of net book value over income tax basis of intangible assets	(8,616)	(12,685)

Net non-current deferred tax assets	37,835	26,987

Net deferred tax assets	$44,992	$32,555

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	3	(5)	5
Foreign taxes	(1)	4	—
Goodwill impairment	(3)	(56)	1
Non-deductible expenses and other	(1)	(6)	2
Domestic Production Activities Deduction tax benefit	0	3	(3)
Discrete item	1	—	(3)

Effective income tax rate	34%	(25)%	37%

Goodwill impairment item represents non-deductible goodwill impairment related to stock acquired in prior years. Non-deductible other items include meals and entertainment, incentive stock option expense and other items that, individually, are not significant. The discrete item in 2008 is primarily due to federal and state income tax credits recognized with respect to hiring employees and the purchase and lease of tangible assets in certain qualified enterprise zones in prior years 2007, 2006 and 2005. During the second half of 2008, the Company researched and determined that it qualified for these credits. The discrete item in 2010 relates to the decrease in uncertain tax positions reflected in the table below.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. In 2010, the IRS commenced an examination of the Company’s U.S. income tax return for 2008, which was completed in February of 2011. The IRS has not proposed any adjustments to the Company’s 2008 consolidated federal income tax return as of December 31, 2010.
A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

	2010	2009	2008
Beginning balance at January 1,	$1,557	$1,133	$1,100
Additions based on tax positions related to the current year	387	424	379
Reductions for tax positions due to effective settlement with taxing authorities	—	—	(346)
Reductions for tax positions due to expiration of statute of limitations	(395)	—	—

Ending balance at December 31,	$1,549	$1,557	$1,133

All of the unrecognized tax benefits, reflected above, would affect the Company’s effective tax rate, if recognized.
Anticipated Changes within Twelve Months — It is difficult to predict the final timing and resolution of any particular uncertain tax position. The balance at December 31, 2010 of the unrecognized tax benefit (UTB) relates to a single tax position that, if effectively settled, would result in a decrease of the UTB to $0. Based upon the Company’s assessment of many factors, including past experience and complex judgments about future events, it is reasonably possible that within the next twelve months the reserve for uncertain tax positions may change within a range of a $0 increase to a net decrease of $1,549. The reasons for such change includes but is not limited to tax positions expected to be taken during fiscal year 2011, the reevaluation of current uncertain tax positions arising from developments, and finalization of tax examinations, or from the closure of statutes.
The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $92, $202 and $93 is included in the ASC 740-10, formerly FIN 48, Accounting for Uncertainty in Income Taxes, liability on the Company’s balance sheet as of December 31, 2010, 2009 and 2008, respectively.
10. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2010:

	Third Party	Related Party	Total
Year ending December 31:
2011	$22,387	$1,285	$23,672
2012	17,014	1,123	18,137
2013	11,394	893	12,287
2014	7,081	154	7,235
2015	4,500	—	4,500
Thereafter	8,903	—	8,903

	$71,279	$3,455	$74,734

Total rent expense under operating leases, including month-to-month rentals, amounted to $29,574, $34,379, and $37,452 during the years ended December 31, 2010, 2009 and 2008, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
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

On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that we violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company has not included any liability in its Consolidated Financial Statements in connection with this matter. The Company cannot reasonably estimate the amount or range of possible loss, if any, at this time.
In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
11. RELATED PARTY TRANSACTIONS
The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through March 2014. Rental expense on these facilities amounted to $1,519, $1,586 and $1,586 during the years ended December 31, 2010, 2009 and 2008, respectively.
12. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. During 2008 and a portion of 2009, the Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. An independent third party administers the Company’s 401(k) Plan. The Company’s total expense under these plans amounted to $0, $400, and $797 during the years ended December 31, 2010, 2009, and 2008, respectively.
13. EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN
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
Under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was decreased from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the further amended ESPP in 2010 and 2009 was $11 thousand and $21 thousand, respectively.
In 2010 the Company issued 9,010 shares of its common stock to 14 eligible employees in accordance with the ESPP at a weighted average price of $7.10. In 2009 the Company issued 30,031 shares of its common stock to 93 eligible employees in accordance with the ESPP at a weighted average price of $5.46. In 2008, the Company issued 3,087 shares of its common stock to 19 eligible employees in accordance with the ESPP at a weighted average price of $11.48.
2005 Stock Plan
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in connection with the consummation of its initial public offering in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2010, 2,811,705 shares remain available for grant under the Stock Plan.
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

In February 2009, the Company granted stock options covering 37,326 shares of common stock to key employees with an exercise price equal to the fair market value of the Company’s stock on the date of grant. The stock options vest ratably over a period of three years and expire 10 years after the date of grant. No stock options were granted in 2010.
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
The number of shares of Company common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant of the replacement option, and the remaining 50% of the shares subject to an option vesting on the two-year anniversary of the date of grant of the replacement option. The new options will expire 10 years from the date of grant of the replacement options, unless earlier terminated. In accordance with ASC 718, the Company measured the new fair value of the replacement options and also revalued the original options as of the date of modification. The excess fair value of the replacement options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the replacement options is approximately $2.4 million of which $1.2 million and $0.7 million were recognized for the years ended December 31, 2010 and 2009, respectively. The remaining $0.5 million will be recognized over the remaining service period of the replacement options.
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
The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2010
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at December 31, 2008	2,281,146	$19.49
Granted	1,541,576	$8.12
Exercised	(11,800)	$5.34
Forfeited	(1,559,250)	$24.50

Outstanding at December 31, 2009	2,251,672	$7.76
Granted	—	$—
Exercised	(47,250)	$5.14
Forfeited/Cancelled	(47,500)	$8.20

Outstanding at December 31, 2010	2,156,922	$7.81	6.41	$1,437

Vested or expected to vest at December 31, 2010	2,156,922	$7.81	6.41	$1,437

Exercisable at December 31, 2010	1,403,288	$7.66	5.35	$1,373

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2010 and 2009 was $0.15 million and $0.05 million, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2010, and changes during the fiscal year then ended is as follows:

		Weighted
		Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2009	1,529,576	$3.34
Granted	—	$—
Vested	(728,442)	$3.35
Forfeited/Cancelled	(47,500)	$3.37

Non-vested at December 31, 2010	753,634	$3.33

The following table summarizes certain information concerning outstanding options at December 31, 2010:

Range of Exercise	Options Outstanding at
Price	December 31, 2010
$4.88 – $5.85	596,000
$6.11 – $8.20	1,511,375
$23.85 – $35.42	49,547

$4.88 – $35.42	2,156,922

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
In April 2010, the Company issued shares of restricted common stock at the prevailing market price in the amount of $50 thousand or 4,850 shares, to each of the six non-employee members of its Board of Directors. The shares of restricted stock granted to the non-employee board members will vest on the one-year anniversary of the grant date.
In October 2009, the Company issued 349,500 shares of restricted common stock in the amount of $2.1 million at the prevailing market price to certain key employees. The shares of restricted stock subject to those grants will vest ratably over a period of five years. During 2010, 14,550 shares of restricted common stock were forfeited.
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
In March 2007, the Company issued shares of restricted common stock at the prevailing market price in the amount of $0.5 million, or 15,504 shares, to each of the Company’s then Chief Executive Officer and President/Chief Operating Officer. The shares of restricted stock issued to the Company’s then Chief Executive Officer and President/Chief Operating Officer will vest on the fifth anniversary of the grant date.
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
14. SUBSEQUENT EVENT
On January 3, 2011, the Company terminated the Amended Swap Transaction and paid $9.8 million to the counterparty. This included settlement of the liability, fees and interest.

Schedule II
AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charges to	Charged to		Balance at
	Beginning	Cost and	Other	Deductions	End of
	of Period	Expenses	Accounts (1)	(2)	Period
Year ended December 31, 2010
Allowance for accounts receivable	$4,685	$966	$—	$(1,621)	$4,030

Year ended December 31, 2009
Allowance for accounts receivable	$5,424	$3,044	$—	$(3,783)	$4,685

Year ended December 31, 2008
Allowance for accounts receivable	$5,092	$4,966	$362	$(4,996)	$5,424

(1)	Acquisition of businesses and sales returns and discounts.

(2)	Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.

EXHIBIT INDEX

Number	Description

4.1	Specimen Stock Certificate*

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.*

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