Form 10-Q
period 2011-03-31
American Reprographics CO
filed 2011-05-09
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of May 4, 2011, there were 46,181,302 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended March 31, 2011

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$22,672	$26,293
Accounts receivable, net of allowances for accounts receivable of $3,935 and $4,030 at March 31, 2011 and December 31, 2010, respectively	60,791	52,619
Inventories, net	11,824	10,689
Deferred income taxes	13,721	7,157
Prepaid expenses and other current assets	14,322	10,944

Total current assets	123,330	107,702

Property and equipment, net	57,862	59,036
Goodwill	294,759	294,759
Other intangible assets, net	57,941	62,643
Deferred financing costs, net	4,862	4,995
Deferred income taxes	28,816	37,835
Other assets	2,024	2,115

Total assets	$569,594	$569,085

Liabilities and Equity
Current liabilities:
Accounts payable	$22,869	$23,593
Accrued payroll and payroll-related expenses	9,801	7,980
Accrued expenses	24,121	30,134
Current portion of long-term debt and capital leases	33,356	23,608

Total current liabilities	90,147	85,315

Long-term debt and capital leases	214,485	216,016
Other long-term liabilities	3,175	5,072

Total liabilities	307,807	306,403

Commitments and contingencies (Note 10)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000,000 shares authorized; zero and zero shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000,000 shares authorized; 46,193,156 and 46,183,463 shares issued and 45,745,502 and 45,735,809 shares outstanding in 2011 and 2010, respectively	46	46
Additional paid-in capital	97,795	96,251
Retained earnings	169,816	173,459
Accumulated other comprehensive loss	(4,330)	(5,541)

	263,327	264,215
Less cost of common stock in treasury, 447,654 shares in 2011 and 2010	7,709	7,709

Total American Reprographics Company stockholders’ equity	255,618	256,506
Noncontrolling interest	6,169	6,176

Total equity	261,787	262,682

Total liabilities and equity	$569,594	$569,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Reprographics services	$70,022	$76,257
Facilities management	24,203	22,403
Equipment and supplies sales	12,279	13,501

Total net sales	106,504	112,161
Cost of sales	73,118	75,310

Gross profit	33,386	36,851

Selling, general and administrative expenses	27,832	27,131
Amortization of intangible assets	4,744	2,636

Income from operations	810	7,084

Other income	(26)	(43)
Interest expense, net	8,167	5,888

(Loss) income before income tax (benefit) provision	(7,331)	1,239
Income tax (benefit) provision	(3,649)	530

Net (loss) income	(3,682)	709
Loss attributable to the noncontrolling interest	39	8

Net (loss) income attributable to American Reprographics Company	$(3,643)	$717

Earnings per share attributable to American Reprographics Company shareholders:
Basic	$(0.08)	$0.02

Diluted	$(0.08)	$0.02

Weighted average common shares outstanding:
Basic	45,322,092	45,150,483
Diluted	45,322,092	45,356,871
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS
(Unaudited)

	American Reprographics Company Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2009	45,664,999	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024

Stock-based compensation	—	—	1,461	—	—	—	—	1,461
Issuance of common stock under
Employee Stock Purchase Plan	2,099	—	16	—	—	—	—	16
Stock options exercised	3,000	—	16	—	—	—	—	16
Tax benefit from stock based compensation	—	—	3	—	—	—	—	3
Comprehensive income:
Net income (loss)	—	—	—	717	—	—	(8)	709
Foreign currency translation adjustments	—	—	—	—	116	—	—	116
Loss on derivative, net of tax effect	—	—	—	—	(313)	—	—	(313)

Comprehensive income:								512

Balance at March 31, 2010	45,670,098	$46	$91,478	$201,678	$(7,470)	$(7,709)	$6,009	$284,032

	American Reprographics Company Shareholders
					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Common Stock	Noncontrolling
	Shares	Par Value	Capital	Earnings	Loss	in Treasury	Interest	Total

Balance at December 31, 2010	45,735,809	$46	$96,251	$173,459	$(5,541)	$(7,709)	$6,176	$262,682

Stock-based compensation	1,444	—	1,489	—	—	—	—	1,489
Issuance of common stock under
Employee Stock Purchase Plan	1,249	—	11	—	—	—	—	11
Stock options exercised	7,000	—	41	—	—	—	—	41
Tax benefit from stock based compensation	—	—	3	—	—	—	—	3
Comprehensive loss:
Net loss	—	—	—	(3,643)	—	—	(39)	(3,682)
Foreign currency translation adjustments	—	—	—	—	257	—	32	289
Amortization of derivative, net of tax effect	—	—	—	—	954	—	—	954

Comprehensive loss:								(2,439)

Balance at March 31, 2011	45,745,502	$46	$97,795	$169,816	$(4,330)	$(7,709)	$6,169	$261,787

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net (loss) income	$(3,682)	$709
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	180	261
Depreciation	7,742	9,020
Amortization of intangible assets	4,744	2,636
Amortization of deferred financing costs	216	384
Amortization of bond discount	132	—
Stock-based compensation	1,489	1,461
Excess tax benefit related to stock-based compensation	(8)	(3)
Deferred income taxes	2,318	274
Amortization of derivative, net of tax effect	954	—
Other non-cash items, net	(130)	(191)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(8,268)	(5,419)
Inventory	(1,191)	156
Prepaid expenses and other assets	(3,228)	(2,515)
Accounts payable and accrued expenses	3,321	2,695

Net cash provided by operating activities	4,589	9,468

Cash flows from investing activities
Capital expenditures	(4,136)	(1,217)
Payment for swap transaction	(9,729)	—
Other	378	551

Net cash used in investing activities	(13,487)	(666)

Cash flows from financing activities
Proceeds from stock option exercises	41	16
Proceeds from issuance of common stock under Employee Stock Purchase Plan	23	0
Excess tax benefit related to stock-based compensation	8	3
Payments on long-term debt agreements and capital leases	(7,540)	(11,202)
Net borrowings (repayments) under revolving credit facility	12,800	(814)
Payment of loan fees	(164)	—

Net cash provided by (used in) financing activities	5,168	(11,997)

Effect of foreign currency translation on cash balances	109	1

Net change in cash and cash equivalents	(3,621)	(3,194)
Cash and cash equivalents at beginning of period	26,293	29,377

Cash and cash equivalents at end of period	$22,672	$26,183

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$2,461	$1,930
Net loss on derivative, net of tax effect	$—	$(313)
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the United States Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. All subsequent events have been evaluated through the date the interim Condensed Consolidated Financial Statements were issued. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K. The accounting policies used in preparing these interim Condensed Consolidated Financial Statements are the same as those described in the Company’s 2010 Annual Report on Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, (“ASU 2009-13”), FASB ASU No. 2010-28, Intangibles-Goodwill and Other, (“ASU 2010-28”) and FASB ASU No. 2010-29, Business Combinations- Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”) which are further described in Note 14, “Recent Accounting Pronouncements.”
Risk and Uncertainties
The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, unemployment rates, office vacancy rates, and government expenditures. The effects of the recent recession and current economic environment in the United States, have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. The AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would diminish demand for ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.
2. Stock-Based Compensation
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of March 31, 2011, 2,755,425 shares remain available for issuance under the Stock Plan.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
In February 2011, the Company granted options to acquire a total of 9,587 shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted to those key employees vest at a rate of 33 1/3% on each of the first three anniversaries of the date of grant and expire 10 years after the date of grant. In March 2011, the Company granted an option to acquire 45,249 shares of the Company’s common stock to the Company’s Chief Operating Officer with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock option granted to the Company’s Chief Operating Officer vests at a rate of 25% on each of the first four anniversaries of the date of grant and expires 10 years after the date of grant. The Company also granted 1,444 shares of restricted stock to its President and Chief Executive Officer at a price per share of $8.66, which was the closing price of the Company’s common stock on the New York Stock Exchange on the date the restricted stock was granted. The shares of restricted stock will vest 25% on each of the first four anniversaries of the date of grant.
Stock options granted under the Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of two to five years, except that options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant. The Company allows for cashless exercises of vested outstanding options.
The impact of stock-based compensation on the interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, before income taxes, was $1.5 million.
As of March 31, 2011, total unrecognized compensation cost related to unvested stock-based payments totaled $3.1 million and is expected to be recognized over a weighted-average period of 2.3 years.
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
Under the April 29, 2009 amendment to the ESPP, the purchase price of common stock acquired pursuant to the ESPP in any offering on or after June 30, 2009 was decreased from 95% to 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the amended ESPP for the three months ended March 31, 2011 and 2010 was $2 thousand and $3 thousand, respectively. During the three months ended March 31, 2011, the Company issued 1,249 shares of its common stock to employees under the ESPP of $8.80 per share.
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
The Company assesses goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.
Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting units to its carrying amount. If the fair value of the reporting unit is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which reflects the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The Company considered market information in assessing the reasonableness of the fair value under the income approach outlined above.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Since the Company’s previous goodwill impairment analysis in September 30, 2010, there were no triggering events that required a subsequent interim impairment analysis. However, even if the procedures did not include an annual assessment of goodwill, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, the Company’s 2010 third quarter results and the revision of projected future earnings.
The results of the Company’s analysis in 2010 indicated that 13 of its reporting units, 12 in the United States, one in China, had a goodwill impairment as of September 30, 2010. Accordingly, the Company recorded a pretax, non-cash charge for the three and nine months ended September 30, 2010 to reduce the carrying value of goodwill by $38.3 million.
The Company continues to assess, among other things, the current economic environment, reporting unit and consolidated performance against plan, and the outlook of the Company’s business and industry in general. A downward trend in one or more of these factors, or a significant decrease in its stock price, could cause the Company to reduce the estimated fair value of its reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis.
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of September 30, 2010, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted EBITDA margins of certain reporting units are not achieved, it may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when it regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2010 through March 31, 2011 are summarized as follows:

		Accumulated	Net Carrying
	Gross Goodwill	Impairment Loss	Amount

January 1, 2010	$405,054	$72,536	$332,518
Additions	500	—	500
Goodwill impairment	—	38,263	(38,263)
Translation adjustment	4	—	4

December 31, 2010	405,558	110,799	294,759
Additions	—	—	—
Goodwill impairment	—	—	—
Translation adjustment	—	—	—

March 31, 2011	$405,558	$110,799	$294,759

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments.
Long-lived Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the divisional level.
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
The reporting units of the Company have been negatively impacted by the drop in commercial and residential construction. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment as of September 30, 2010 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment in 2010. The Company concluded that no triggering events have occurred during the first quarter of 2011 that would require a long-lived asset impairment test.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence around the country. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names will be used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets have been revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in the first quarter of 2011 was an increase in amortization expense of approximately $2.4 million. Trade names are amortized using the straight-line method. The latest the Company expects to fully retire original trade names is April 2012.
Non-competition agreements are amortized over their term on a straight-line basis.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2011 and December 31, 2010 which continue to be amortized:

	March 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$96,433	$50,449	$45,984	$96,359	$48,301	$48,058
Trade names and trademarks	20,294	8,359	11,935	20,294	5,736	14,558
Non-competition agreements	100	78	22	100	73	27

	$116,827	$58,886	$57,941	$116,753	$54,110	$62,643

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows:

2011	$13,869
2012	10,748
2013	6,358
2014	5,547
2015	5,033
Thereafter	16,386

$57,941

5. Long-Term Debt
Long-term debt consists of the following:

	March 31,	December 31,
	2011	2010

Borrowings from Revolving Credit Facility; 2.3% interest rate at March 31, 2011	$12,800	$—

10.5% Senior Notes due 2016, net of bond discount of $4,176 and $4,308 at March 31, 2011 and December 31, 2010, respectively.	195,824	195,692

Various subordinated notes payable; weighted average 6.2% interest rate at March 31, 2011 and December 31, 2010, respectively; principal and interest payable monthly through November 2013	6,153	8,635

Various capital leases; weighted average 8.9% and 8.8% interest rate at March 31, 2011 and December 31, 2010, respectively; principal and interest payable monthly through February 2016	33,064	35,297

	247,841	239,624
Less current portion	(33,356)	(23,608)

	$214,485	$216,016

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
10.5% Senior Notes due 2016
On December 1, 2010 (the “Closing Date”), the Company completed a private offering of 10.5% senior unsecured notes due 2016 (the “Notes”).
The Notes have an aggregate principal amount of $200 million. The Notes are general unsecured senior obligations of the Company and are subordinate to all existing and future senior secured debts of the Company to the extent of the assets securing such debt. The Company’s obligations under the Notes are jointly and severally guaranteed by all of the Company’s domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.
The Company received gross proceeds of $195.6 million from the Notes offering. In connection with the issuance of the Notes, the Company entered into an indenture, dated as of the Closing Date (the “Indenture”), among the Company, certain subsidiaries of the Company named therein, as guarantors (the “Guarantors”), and Wells Fargo Bank, National Association, as Trustee; and a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), among the Company, the Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (the “Initial Purchasers”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
2010 Credit Agreement
On the Closing Date, the Company and certain of its subsidiaries also entered into a new $50 million credit agreement (the “2010 Credit Agreement”) and paid off in full amounts outstanding under its prior credit agreement.
The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million will be available for the issuance of letters of credit. The revolving line of credit will be available on a revolving basis during the period commencing after the Closing Date and ending on December 1, 2015 and is secured by substantially all of the assets of the Company and certain of its subsidiaries. Advances under the revolving line of credit will be subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. The Company may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the terms and conditions contained in the 2010 Credit Agreement.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
The Company’s obligations under the 2010 Credit Agreement are guaranteed by its domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of the Company’s and the domestic subsidiaries’ personal and real property.
Advances under the 2010 Credit Agreement will bear interest at LIBOR plus the “applicable rate.” The applicable rate will initially be 2.00%. The applicable rate will be determined based upon the consolidated leverage ratio for the Company with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. During the continuation of certain events of default, all amounts due under the 2010 Credit Agreement will bear interest at 4.0% above the rate otherwise applicable. In addition, the Company will be required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than 3.00x, the unused commitment fee is 0.20%, (ii) less than 2.99x but greater than 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
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
As of March 31, 2011 the Company was in compliance with the financial incurrence-based covenants under the Notes and financial maintenance-based covenants under the 2010 Credit Agreement. The Company’s trailing twelve months key financial covenant ratios under the 2010 Credit Agreement as of March 31, 2011 were 1.89:1.00 for minimum interest coverage, 3.63:1.00 for maximum total leverage and 0.66:1.00 for maximum senior secured leverage.
The Company expects to be in compliance with the financial covenants in the 2010 Credit Agreement through the term of the agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the minimum required profitability levels not be achieved. If the Company defaults on the covenants under the 2010 Credit Agreement and is unable to obtain waivers from its lenders, the lenders will be able to exercise their rights and remedies under the 2010 Credit Agreement, including a call provision on outstanding debt, which would have a material adverse effect on the Company’s business and financial condition.
As of March 31, 2011, standby letters of credit aggregated to $3.9 million. The standby letters of credit under the 2010 Credit Agreement reduced the Company’s borrowing availability under its 2010 Credit Agreement to $33.3 million.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
2007 Credit Agreement
On December 6, 2007, the Company entered into a credit and guaranty agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provided for senior secured credit facilities in a maximum aggregate amount of $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. The Company used proceeds from the 2007 Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under the Company’s former credit facility.
On October 5, 2009, the Company amended the 2007 Credit Agreement (the “Amended 2007 Credit Agreement”). In exchange for the terms set forth in the Amended 2007 Credit Agreement, the Company agreed to pay to each consenting lender an amendment fee equal to 50 basis points of the amount of each consenting lender’s revolving commitment and outstanding term loans as of the effective date of the Amended 2007 Credit Agreement (as determined on a pro forma basis after giving effect to the $35.0 million prepayment and reduction of total revolving commitments to $49.5 million) which amounted to $1.3 million. In addition, the Company agreed to pay to each consenting lender that has a Class B term loan commitment under the Amended 2007 Credit Agreement and amortization deferral fee of 100 basis points of such consenting lender’s Class B term loan commitment which amounted to $0.4 million. The Company also paid customary arrangement and service fees of $2.0 million in connection with the Amended 2007 Credit Agreement. Total fees amounted to $3.7 million of which $2.1 million was capitalized into Deferred Financing Fees and $1.6 million was expensed under interest expense for 2009.
On December 1, 2010, the Company paid off, in full, amounts outstanding under the Amended 2007 Credit Agreement when the private placement of the 10.5% senior unsecured notes was completed.
Interest Rate Swap Transaction
On December 19, 2007, the Company entered into an interest rate swap transaction (the “Swap Transaction”) in order to hedge the floating interest rate risk on the Company’s long term variable rate debt. Under the terms of the Swap Transaction, the Company was required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty was obligated to make quarterly floating rate payments to the Company based on the three month LIBO rate. The notional amount of the Swap Transaction was scheduled to decline over the term of the then existing term loan facility consistent with the scheduled principal payments. The Swap Transaction had an effective date of March 31, 2008 and a termination date of December 6, 2012.
On October 2, 2009, the Company amended its Swap Transaction (“Amended Swap Transaction”). The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge the Company’s then-existing variable interest rate debt under the Amended 2007 Credit Agreement.
On December 1, 2010, the Company issued the Notes. As a result, the Amended Swap Transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the Amended Swap Transaction had a negative fair value of $9.7 million of which all was recorded in accrued expenses. On January 3, 2011, the Amended Swap Transaction was terminated and settled. For further information, see Note 7 “Derivatives and Hedging Transactions”.
6. CONDENSED FINANCIAL STATEMENTS
The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). The Company’s foreign subsidiaries do not guarantee the Notes (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of the guarantor subsidiaries by dividends or loan. The Company currently intends to register the Notes with the SEC in 2011. Therefore, in lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Consolidating Condensed Balance Sheet
March 31, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,620	$12,052	$—	$22,672
Restricted cash					—
Accounts receivable, net	—	56,027	4,764	—	60,791
Intercompany operations	295	3,564	(3,859)	—	—
Inventories, net	—	8,259	3,565	—	11,824
Deferred income taxes	—	13,721	—	—	13,721
Prepaid expenses and other current assets	52	12,070	2,200	—	14,322

Total current assets	347	104,261	18,722	—	123,330

Property and equipment, net	—	50,754	7,108	—	57,862
Goodwill	—	294,759	—	—	294,759
Investment in subsidiaries	262,692	15,680	—	(278,372)	—
Other intangible assets, net	—	55,907	2,034	—	57,941
Deferred financing costs, net	4,862	—	—	—	4,862
Deferred income taxes	2,853	23,373	2,590	—	28,816
Other assets	—	1,946	78	—	2,024

Total assets	$270,754	$546,680	$30,532	$(278,372)	$569,594

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$20,840	$2,029	$—	$22,869
Accrued payroll and payroll-related expenses	—	9,398	403	—	9,801
Accrued expenses	7,061	15,121	1,939	—	24,121
Intercompany loans	(200,549)	200,445	104	—	—
Current portion of long-term debt and capital leases	12,800	19,545	1,011	—	33,356

Total current liabilities	(180,688)	265,349	5,486	—	90,147

Long-term debt and capital leases	195,824	17,049	1,612	—	214,485
Other long-term liabilities	—	1,590	1,585	—	3,175

Total liabilities	15,136	283,988	8,683	—	307,807

Commitments and contingencies
Total equity	255,618	262,692	21,849	(278,372)	261,787

Total liabilities and equity	$270,754	$546,680	$30,532	$(278,372)	$569,594

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Consolidating Condensed Balance Sheet
December 31, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$12,587	$13,706	$—	$26,293
Accounts receivable, net	—	48,283	4,336	—	52,619
Intercompany operations	295	2,717	(3,012)	—	—
Inventories, net	—	8,090	2,599	—	10,689
Deferred income taxes	—	7,157	—	—	7,157
Prepaid expenses and other current assets	72	8,741	2,131	—	10,944

Total current assets	367	87,575	19,760	—	107,702

Property and equipment, net	—	52,376	6,660	—	59,036
Goodwill	—	294,759	—	—	294,759
Investment in subsidiaries	257,838	16,065	—	(273,903)	—
Other intangible assets, net	—	60,585	2,058	—	62,643
Deferred financing costs, net	4,995	—	—	—	4,995
Deferred income taxes	708	34,453	2,674	—	37,835
Other assets	—	1,978	137	—	2,115

Total assets	$263,908	$547,791	$31,289	$(273,903)	$569,085

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$21,137	$2,456	$—	$23,593
Accrued payroll and payroll-related expenses	—	7,643	337	—	7,980
Accrued expenses	2,210	25,563	2,361	—	30,134
Intercompany loans	(190,500)	190,241	259	—	—
Current portion of long-term debt and capital leases	—	22,787	821	—	23,608

Total current liabilities	(188,290)	267,371	6,234	—	85,315

Long-term debt and capital leases	195,692	19,201	1,123	—	216,016
Other long-term liabilities	—	3,381	1,691	—	5,072

Total liabilities	7,402	289,953	9,048	—	306,403

Commitments and contingencies
Total equity	256,506	257,838	22,241	(273,903)	262,682

Total liabilities and equity	$263,908	$547,791	$31,289	$(273,903)	$569,085

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Consolidating Condensed Statement of Operations
March 31, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$97,990	$8,514		$106,504
Cost of sales	—	66,615	6,503		73,118

Gross profit	—	31,375	2,011	—	33,386
Selling, general and administrative expenses	—	25,827	2,005	—	27,832
Amortization of intangible assets	—	4,678	66	—	4,744

Income (loss) from operations	—	870	(60)	—	810
Other income	—	(26)	—	—	(26)
Interest expense (income), net	5,740	2,442	(15)	—	8,167

Loss before equity in earnings of subsidiaries and income tax benefit	(5,740)	(1,546)	(45)	—	(7,331)
Equity in earnings of subsidiaries	50	(2)	—	(48)	—
Income tax benefit	(2,147)	(1,494)	(8)	—	(3,649)

Net (loss) income	(3,643)	(50)	(37)	48	(3,682)
Loss attributable to noncontrolling interest	—		39		39

Net (loss) income attributable to American
Reprographics Company	$(3,643)	$(50)	$2	$48	$(3,643)

Consolidating Condensed Statement of Operations
March 31, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$104,088	$8,073		$112,161
Cost of sales	—	69,023	6,287		75,310

Gross profit	—	35,065	1,786	—	36,851
Selling, general and administrative expenses	—	25,427	1,704	—	27,131
Amortization of intangible assets	—	2,564	72	—	2,636

Income from operations	—	7,074	10	—	7,084
Other (income) expense, net	—	(43)	—	—	(43)
Interest expense, net	—	5,882	6	—	5,888

Income (loss) before equity in earnings of subsidiaries and income tax benefit	—	1,235	4	—	1,239
Equity in earnings of subsidiaries	(717)	—	—	717	—
Income tax (benefit) provision	—	518	12	—	530

Net income (loss)	717	717	(8)	(717)	709
Loss attributable to noncontrolling interest	—		8		8

Net income (loss) attributable to American Reprographics
Company	$717	$717	$—	$(717)	$717

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Consolidating Condensed Statement of Cash Flows
March 31, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,587)	$7,220	$(44)	$—	$4,589
Cash flows from investing activities
Capital expenditures	—	(3,851)	(285)	—	(4,136)
Payment for swap transaction		(9,729)			(9,729)
Other	—	319	59	—	378

Net cash used in investing activities	—	(13,261)	(226)	—	(13,487)

Cash flows from financing activities
Proceeds from stock option exercises	—	41	—	—	41
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	23	—	—	23
Excess tax benefit related to stock-based compensation	—	8	—	—	8
Payments on long-term debt agreements and capital leases	—	(7,049)	(491)	—	(7,540)
Net borrowings under revolving credit facility	12,800			—	12,800
Payment of deferred financing fees	(164)		—	—	(164)
Advances to/from subsidiaries	(10,049)	11,051	(1,002)		—

Net cash provided by (used in) financing activities	2,587	4,074	(1,493)	—	5,168

Effect of foreign currency translation on cash balances	—	—	109	—	109

Net change in cash and cash equivalents	—	(1,967)	(1,654)	—	(3,621)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$10,620	$12,052	$—	$22,672

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Consolidating Condensed Statement of Cash Flows
March 31, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$9,292	$176	$—	$9,468
Cash flows from investing activities
Capital expenditures	—	(1,118)	(99)	—	(1,217)
Other	—	524	27	—	551

Net cash used in investing activities	—	(594)	(72)	—	(666)

Cash flows from financing activities
Proceeds from stock option exercises	—	16	—	—	16
Excess tax benefit related to stock-based compensation	—	3	—	—	3
Payments on long-term debt agreements and capital leases	—	(10,924)	(278)	—	(11,202)
Net payments under revolving credit facility	—		(814)	—	(814)
Advances to/from subsidiaries	—	687	(687)		—

Net cash used in financing activities	—	(10,218)	(1,779)	—	(11,997)

Effect of foreign currency translation on cash balances	—	—	1	—	1

Net change in cash and cash equivalents	—	(1,520)	(1,674)	—	(3,194)
Cash and cash equivalents at beginning of period	—	15,319	14,058	—	29,377

Cash and cash equivalents at end of period	$—	$13,799	$12,384	$—	$26,183

7. Derivatives and Hedging Transactions
As of March 31, 2011, the Company was not party to any derivative or hedging transactions.
As of December 31, 2010, the Company was party to a swap transaction, in which the Company exchanges its floating-rate payments for fixed-rate payments. As of December 1, 2010, the Amended Swap Transaction was de-designated upon issuance of the Notes and payoff of the Amended 2007 Credit Agreement. The Amended Swap Transaction no longer qualified as a cash flow hedge under ASC 815, as all the floating-rate debt was extinguished. The Amended Swap Transaction qualified as a cash flow hedge up to November 30, 2010. On January 3, 2011, the Company terminated and settled the Amended Swap Transaction.
As of March 31, 2011, $7.6 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the Amended Swap Transaction which was scheduled to end in December 2012. Over the next 12 months, the Company will amortize $5.4 million from AOCL to interest expense.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
The following table summarizes the fair value and classification on the interim Condensed Consolidated Balance Sheets of the Amended Swap Transaction as of December 31, 2010:

		Fair Value
	Balance Sheet	December 31,
	Classification	2010
Derivative not designated as hedging instrument under ASC 815
Amended Swap Transaction	Accrued expenses	$9,729
The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three months ended March 31, 2010:

Amount of Gain or
(Loss) Recognized in
AOCL on Derivative
Three Months Ended
March 31,
2010
Derivative in ASC 815 Cash Flow Hedging Relationship

Amended Swap Transaction	$(548)
Tax effect	235

Amended Swap Transaction, net of tax effect	$(313)

The following table summarizes the effect of the Amended Swap Transaction on the interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)		(ineffective portion)
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Location of Gain or (Loss) Reclassified from AOCL into Income

Interest expense	$(1,523)	$(1,966)	$—	$(72)

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the three months ended March 31, 2011:

Amount of Loss
Recognized in
Income on
Derivative
Three Months Ended
March 31,
2011
Derivative not designated as hedging instrument under ASC 815

Amended Swap Transaction	$(120)
Tax effect	45

Amended Swap Transaction, net of tax effect	$(75)

8. Fair Value Measurements
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
The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

Significant Other Observable Inputs
Level 2
December 31,
2010
Recurring Fair Value Measure

Amended Swap Transaction	$9,729
The Company has also included additional required disclosures about the Company’s Amended Swap Transaction in Note 7 “Derivatives and Hedging Transactions.”
The Amended Swap Transaction is valued at fair value with the use of an income approach based on current market interest rates using a discounted cash flow model and an adjustment for counterparty risk. This model reflects the contractual terms of the derivative instrument, including the time to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within Level 2 of the valuation hierarchy. The Company terminated and settled the Amended Swap Transaction on January 3, 2011.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheets were $9.3 million as of March 31, 2011, and are carried at cost and approximate fair value, due to the relatively short period to maturity of these instruments.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of March 31, 2011 for its Notes is $200.0 million and $6.2 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes is $215.8 million as of March 31, 2011 and the fair value and for its subordinated notes payable is $5.8 million as of March 31, 2011.
Interest rate hedge agreements: The fair value of the interest rate swap is based on market interest rates using a discounted cash flow model and an adjustment for counterparty risk.
9. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased to 49.8% for the three months ended March 31, 2011 from 42.8% for the same period in 2010. The increase is primarily due to the derecognition of a liability related to an uncertain tax position. Barring the impact of discrete items and uncertain tax positions, the effective tax rate was 36.4% for the three months ended March 31, 2011 compared to 38.6% in the same period in 2010. The decrease primarily relates to a decrease in state tax.
During the first quarter of 2011, the audit of the Company’s 2008 federal income tax return by the Internal Revenue Service was finalized and resulted in no adjustments. Due to this final result and other pertinent factors, the Company derecognized its liability for an uncertain tax position of $1.5 million and related accrued interest of $0.1 million.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the length of statutory carryforward periods for operating losses and tax credit carryforwards and available tax planning alternatives.
10. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2011, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company has not included any liability in its Consolidated Financial Statements in connection with this matter. The Company cannot reasonably estimate the amount or range of possible loss, if any, at this time.
In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
11. Comprehensive Loss
The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the Amended Swap Transaction, net of taxes. The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Amended 2007 Credit Agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion is stored in other comprehensive income and will be amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)
The differences between net (loss) income and comprehensive (loss) income attributable to ARC for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended
	March 31,
	2011	2010

Net (loss) income	$(3,682)	$709
Foreign currency translation adjustments	289	116
Gain (loss) on derivative, net of tax effect	954	(313)

Comprehensive (loss) income	(2,439)	512
Comprehensive loss attributable to the noncontrolling interest	(7)	(8)

Comprehensive (loss) income attributable to ARC	$(2,432)	$520

Asset and liability accounts of foreign operations are translated into U.S. dollars, the Company’s functional currency, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
12. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options totaling 2.2 million for the three months ended March 31, 2011, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options totaling 1.6 million for the three months ended March 31, 2010, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010

Weighted average common shares outstanding during the period — basic	45,322,092	45,150,483
Effect of dilutive stock options	—	206,388

Weighted average common shares outstanding during the period — diluted	45,322,092	45,356,871

13. Segment and Geographic Reporting
The provisions of ASC 280, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and performance objectives, the Company is deemed to operate as a single reportable segment.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (concluded)
(Dollars in thousands, except per share data)
(Unaudited)
Operations outside the United States, have been small but growing. See table below for revenues for the three months ended March 31, 2011 and 2010, respectively, and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations as of March 31, 2011 and December 31, 2010, respectively.

	Three Months Ended
	March 31,
	2011			2010
		Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total
Revenues from external customers	$97,990	$8,514	$106,504	$104,088	$8,073	$112,161

	March 31, 2011			December 31, 2010
		Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total

Long-lived assets, net	$408,228	$9,220	$417,448	$414,693	$8,855	$423,548

14. Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29. The amendments in this update affect any public entity as defined by ASC 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The objective in this update is to addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted provisions of ASU 2010-29 effective January 1, 2011, which did not have a material effect on its Consolidated Financial Statements. The Company has not had any business combinations in 2011.
In December 2010, the FASB issued ASU 2010-28. This update provides amendments to the criteria of ASC 350, Intangibles-Goodwill and Other. The amendments to this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing step one of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for financial statements issued for years beginning after December 15, 2010. Early adoption is not permitted. The Company adopted the provisions of ASU 2010-28 effective January 1, 2011, which did not have a material effect on its Consolidated Financial Statements
In October 2009, the FASB issued ASU 2009-13. This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2010-06 effective January 1, 2011, which did not have a material effect on its Consolidated Financial Statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K.
Executive Summary
American Reprographics Company (“ARC,” the “Company,” “we” or “us”) is the largest reprographics company in the United States. We provide business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry, through a nationwide network of service centers.
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
We deliver these services through our specialized technology, more than 550 sales and customer service employees, and approximately 5,800 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 120,000 U.S. customers who purchased goods and services from us in the past 24 months.
In the past, industry conventions led us to maintain acquired brands wherever practical due to the local nature of the construction activity. Historically, our operating segments functioned under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. Over the past several years, however, many large construction companies have grown through mergers and acquisitions, creating a market in which we believe that regional or national service providers have a greater marketing advantage. Beginning in January 2011, each of our operating segments and their respective locations began to adopt the acronym of our corporate name, ARC. This will highlight the scope and scale of our services, which we believe will offer certain business advantages with respect to our customers that have a national presence. Original brand names will continue to be used in conjunction with the ARC brand to reinforce our continuing presence in the business communities we serve, and ongoing relationships with our customers. The latest date we expect to fully retire original trade names is April 2012.
A significant component of our historical growth has been from acquisitions. The timing and number of acquisitions depends on various factors, including but not limited to, market conditions and availability of funding.
Acquisition activity has not been a meaningful part of our 2011 and 2010 operations due to the potential risks inherent in an economy recovering from a recession. In 2010, we acquired one Chinese business acquisition through UNIS Document Solutions Co. Ltd., (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”) for $0.6 million.
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

As part of our growth strategy, we sometimes open or acquire branch or satellite service centers in contiguous markets, which we view as a low-cost, rapid form of market expansion. Our branch openings require modest capital expenditures and are expected to generate operating profit within the first 12 months of operations. We had 239 reprographic service centers as of December 31, 2010.
Evaluating our Performance. We believe we are able to deliver value to our stockholders by:
•	Creating consistent, profitable-growth, or in the absence of growth due to market conditions beyond our control, margins superior to commonly understood industry benchmarks;

•	Maintaining our industry leadership position as measured by our geographical footprint, market share and revenue generation capabilities;

•	Continuing to develop and invest in our products, services, and technology to meet the changing needs of our customers;

•	Maintaining a low cost structure; and

•	Maintaining a flexible capital structure that provides for both responsible debt service and pursuit of acquisitions and other high-return investments.
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
Please refer to our 2010 Annual Report on Form 10-K for more information regarding our primary financial measures.
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
Acquisitions. Our disciplined approach to complementary acquisitions has led us to acquire reprographics businesses that fit our profile for performance potential and meet strategic criteria for gaining market share. In most cases, assuming active new construction in the AEC industry, performance of newly-acquired businesses improves almost immediately due to the post-acquisition application of financial best practices, significantly greater purchasing power, and productivity-enhancing technology.
Based on our experience derived from completing more than 140 acquisitions since 1997, we believe that the reprographics industry is highly fragmented and comprised primarily of small businesses with less than $7.0 million in annual sales. None of our individual acquisitions in the past three years have added a material percentage of sales to our overall business. In the aggregate, however, our prior acquisitions have fueled the bulk of our historical annual sales growth. Acquisition activity has not been a meaningful part of our 2011 and 2010 operations due to the potential risks of such activity inherent in an economy recovering from a recent recession. As the economy improves in the United States, it is our current intention to resume acquisition activity as a substantial component of our growth strategy. Currently, we are actively reviewing acquisition opportunities in China through UDS, and selectively in other countries as foreign economies emerge from the recent economic downturn.

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
New acquisitions frequently carry a significant amount of goodwill in their purchase price, even in the case of a low purchase multiple. Goodwill represents the purchase price of an acquired business less the fair value of tangible assets and identifiable intangible assets. We test goodwill for impairment annually on September 30 and more frequently if events and circumstances indicate that goodwill might be impaired. See Note 4 “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements for further information.
Economic Factors Affecting Financial Performance. Based on a compilation of approximately 90% of revenues from our operating segments and certain assumptions derived from data relating to AEC and non-AEC customers, we estimate that sales to the AEC industry accounted for 77% of our net sales for the three months ended March 31, 2011, with the remaining 23% consisting of sales to non-AEC industries. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, unemployment rates, commercial vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past two years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $1.5 million of stock-based compensation expense recorded in selling, general and administrative expenses, for the three months ended March 31, 2011 and 2010, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT, EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
We use EBIT and EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except for debt and taxation which are managed at the corporate level for U.S. operating segments. As a result, EBIT is the best measure of operating segment profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating segment-level compensation and we use EBITDA to measure performance for determining consolidated-level compensation. We also use EBIT and EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2011 to reflect the exclusion of amortization impact related to the change in trade name, interest rate related costs and discrete tax items. We believe these charges were the result of our capital restructuring, or other items which have little bearing on our actual operating performance.
We present adjusted EBITDA for the three months ended March 31, 2011 and 2010 to exclude stock-based compensation expense. This presentation is consistent with the definition of EBITDA in our previous and current credit agreements.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net (loss) income attributable to ARC:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Cash flows provided by operating activities	$4,589	$9,468
Changes in operating assets and liabilities, net of effect of business acquisitions	9,366	5,083
Non-cash (expenses) income, including depreciation and amortization	(17,637)	(13,842)
Income tax (benefit) provision	(3,649)	530
Interest expense, net	8,167	5,888
Net loss attributable to the noncontrolling interest	39	8

EBIT	875	7,135
Depreciation and amortization	12,486	11,656

EBITDA	13,361	18,791
Interest expense, net	(8,167)	(5,888)
Income tax benefit (provision)	3,649	(530)
Depreciation and amortization	(12,486)	(11,656)

Net (loss) income attributable to ARC	$(3,643)	$717

The following is a reconciliation of net (loss) income attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)

Net (loss) income attributable to ARC	$(3,643)	$717
Interest expense, net	8,167	5,888
Income tax (benefit) provision	(3,649)	530

EBIT	875	7,135
Depreciation and amortization	12,486	11,656

EBITDA	13,361	18,791
Stock-based compensation	1,489	1,461

Adjusted EBITDA	$14,850	$20,252

The following is a reconciliation of net (loss) income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2011 (1)	2010 (1)
Net (loss) income margin attributable to ARC	(3.4)%	0.6%
Interest expense, net	7.7	5.2
Income tax provision	(3.4)	0.5

EBIT margin	0.8	6.4
Depreciation and amortization	11.7	10.4

EBITDA margin	12.5	16.8
Stock-based compensation	1.4	1.3

Adjusted EBITDA margin	13.9%	18.1%

(1)	column does not foot due to rounding

The following is a reconciliation of net (loss) income attributable to ARC to unaudited adjusted net (loss) income attributable to ARC and earnings per share to adjusted earnings per share:

	Three Months Ended March 31,
	2011	2010

Net (loss) income attributable to ARC	$(3,643)	$717
Change in trade name impact to amortization	2,369
Interest rate swap related costs	1,523	—
Income tax benefit, related to above items	(1,382)	—
Tax discrete items	(978)

Unaudited adjusted net (loss) income attributable to ARC	$(2,111)	$717

Earnings per share attributable to ARC shareholders (actual):
Basic	$(0.08)	$0.02

Diluted	$(0.08)	$0.02

Weighted average common shares outstanding:
Basic	45,322,092	45,150,483
Diluted	45,322,092	45,356,871

Earnings per share attributable to ARC shareholders (adjusted):
Basic	$(0.05)	$0.02

Diluted	$(0.05)	$0.02

Weighted average common shares outstanding:
Basic	45,322,092	45,150,483
Diluted	45,322,092	45,356,871

Results of Operations for the Three Months Ended March 31, 2011 and 2010
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2011 (1)	2010

Net Sales	100.0%	100.0%
Cost of sales	68.7	67.1

Gross profit	31.3	32.9
Selling, general and administrative expenses	26.1	24.2
Amortization of intangibles	4.5	2.4

Income from operations	0.8	6.3
Other income	—	—
Interest expense, net	7.7	5.2

(Loss) income before income tax (benefit) provision	(6.9)	1.1
Income tax (benefit) provision	(3.4)	0.5

Net (loss) income	(3.5)	0.6

Loss attributable to the noncontrolling interest	—	—

Net (loss) income attributable to ARC	(3.4)%	0.6%

(1)	column does not foot due to rounding
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Three Months Ended
	March 31,		Increase (decrease)
	2011	2010	(In dollars)	(Percent)
	(In millions)

Reprographics services	$70.0	$76.3	$(6.3)	-8.3%
Facilities management	24.2	22.4	1.8	8.0%
Equipment and supplies sales	12.3	13.5	(1.2)	-8.9%

Total net sales	$106.5	$112.2	$(5.7)	-5.1%

Gross profit	$33.4	$36.9	$(3.5)	-9.5%
Selling, general and administrative expenses	27.8	27.1	0.7	2.6%
Amortization of intangibles	4.7	2.6	2.1	80.8%
Interest expense, net	8.2	5.9	2.3	39.0%
Income tax (benefit) provision	(3.6)	0.5	(4.1)	-820.0%
Net (loss) income attributable to ARC	(3.6)	0.7	(4.3)	-614.3%
EBITDA	13.4	18.8	(5.4)	-28.7%

Net Sales
Net sales decreased by 5.1% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.
The decrease in net sales was primarily due to an overall decrease in construction industry spending, especially in the non-residential building segment.
Reprographics services. Reprographic services sales during the three months ended March 31, 2011 decreased by $6.3 million, or 8.3%, compared to the three months ended March 31, 2010.
Overall reprographics services sales nationwide were negatively affected by the lack of significant new construction activity in the AEC industry. The revenue category that was most affected was large-format black-and-white printing, as this revenue category is more closely tied to non-residential and residential construction activity. Large-format black-and-white printing revenues represented approximately 34% of reprographics services for the three months ended March 31, 2011; large-format black-and-white printing revenues decreased by approximately 16% for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.
Large and small-format color printing in both the AEC market, and in the non-AEC market, comprised approximately 27% of our overall reprographics services sales for the three months ended March 31, 2011, as compared to approximately 24% in the same period in 2010. Despite the weakness in the AEC industry, net sales of digital color printing services have increased 6.5% in the first quarter of 2011 compared to the same period in 2010. We partly attribute this growth in digital color printing to the continuing marketing activity by non-AEC businesses aggressively competing for business as the general economy recovers.
We believe there is a growing demand for digital color printing services across all market segments due to increased equipment availability and lower production prices. We have branded a portion of our operations to address this growing demand for digital color printing. Our new marketing unit, Riot Creative Imaging, now features 10 dedicated production facilities in major metropolitan areas around the United States.
Facilities management. FM or “on-site” sales for the three months ended March 31, 2011, increased by $1.8 million or 8.0% compared to the same period in 2010. The number of FM accounts has remained stable at approximately 5,800 for the past 12 months, however we have experienced higher volumes from our stable customer base and attracted new large high volume customers. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services sales. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong. By placing equipment on-site and billing on a per-use and per-project basis, the invoice continues to be issued by us, just as if the work was produced in one of our production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.
We have seen growing interest in the marketplace for managed print services (“MPS”), an expanded variation on our traditional FM services. Because this offering involves a comprehensive evaluation of a customer’s entire print network, MPS engagements typically require a longer sales cycle than our traditional FM offering. We are in the early stages of introducing this service to our customers and results from our sales and marketing efforts will be reviewed in future quarters.
Equipment and supplies sales. Equipment and supplies sales for the three months ended March 31, 2011 decreased by $1.2 million, or 8.9%, as compared to the same period in 2010. During the three months ended March 31, 2011, the decrease in equipment and supplies sales was primarily due to our Chinese operations, which experienced a reduction in year-over-year sales volume of $1.0 million, partially due to increased competition for a major manufacturer’s reselling channel.
Gross Profit
Our gross profit and gross profit margin was $33.4 million, and 31.3%, during the three months ended March 31, 2011, compared to $36.9 million, and 32.9%, during the same period in 2010, during which time we experienced a year-over-year sales decline of $5.7 million.
The primary reason for the decrease in gross margins was due to unabsorbed labor costs resulting from the sales decline. Specifically, labor as a percentage of revenue increased by 110 basis points during the three months ended March 31, 2011, as compared to the same period in 2010. In response to the overall decline in sales, we implemented cost-cutting initiatives in the later part of the first quarter of 2011. We anticipate cost savings in future quarters. To a lesser extent, gross margins for the first quarter of 2011 were affected by an increase of 150 basis points in material costs as a percentage of color sales. We believe the impact of these costs was felt, in part, because we accepted some lower margin work to help gain market share in support of our new color Riot Creative Imaging brand.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.7 million, or 2.6%, during the three months ended March 31, 2011, compared to the same period in 2010.

The increase was primarily due to an increase in sales compensation expense. Despite the decrease in sales, sales compensation increased by $0.6 million during the three months ended March 31, 2011, as compared to the same period in 2010 as we hired additional sales personnel to implement new sales initiatives, such as Riot Creative Imaging, and our MPS offering. General and administrative expenses in total remained consistent to prior year. Specifically, general and administrative compensation decreased by $0.5 million for the three months ended March 31, 2011, compared to the same period in 2010, which was partially offset by an increase in worker’s compensation related expenses of $0.4 million during this same time period.
Selling, general and administrative expenses as a percentage of net sales increased from 24.2% in the first quarter of 2010 to 26.1% in the first quarter of 2011. This increase was primarily due to the increase in sales compensation costs noted above, coupled with the sales decline.
Amortization of Intangibles
Amortization of intangibles increased by $2.1 million for the three months ended March 31, 2011, compared to the same period in 2010. This increase is due to the revised useful lives assigned to trade names during the fourth quarter of 2010. There has been minimal acquisition activity over the past two years.
Interest Expense, Net
Net interest expense was $8.2 million during the three months ended March 31, 2011 compared to $5.9 million in the same period in 2010. The increase of $2.3 million includes $1.5 million amortized out of Accumulated Other Comprehensive Loss into earnings as a result of the de-designation from hedge accounting on December 1, 2010 of the interest rate swap. We also incurred a higher effective interest rate due to the issuance of the 10.5% senior unsecured notes (the “Notes”) on December 1, 2010, resulting in additional interest expense of $1.2 million. These increases were partially offset by a reduction in the average debt balance of $25.4 million from the first quarter of 2010.
Income Taxes
The effective income tax rate increased to 49.8% for the three months ended March 31, 2011 from 42.8% for the same period in 2010. The increase is primarily due to the derecognition of a liability related to an uncertain tax position of $1.6 million, partially offset by discrete items of $0.7 million recognized in the three months ended March 31, 2011. Barring the impact of discrete items and uncertain tax positions, the effective tax rate was 36.4% for the three months ended March 31, 2011 compared to 38.6% in the same period in 2010. The decrease primarily relates to a decrease in state tax.
During the first quarter of 2011, the audit of our 2008 federal income tax return by the Internal Revenue Service was finalized and resulted in no adjustments. Due to this final result and other pertinent factors, we derecognized our liability for an uncertain tax position of $1.5 million and related accrued interest of $0.1 million.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the (income) loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Net Loss Attributable to ARC
Net loss attributable to ARC was $3.6 million during the three months ended March 31, 2011, compared to net income attributable to ARC of $0.7 million in the same period in 2010. The net loss attributable to ARC in 2011 is primarily due to the decrease in sales and gross margins described above.
EBITDA
EBITDA margin decreased to 12.5% during the three months ended March 31, 2011, compared to 16.8% during the same period in 2010. Excluding the impact of stock based compensation, our adjusted EBITDA margin was 13.9% for the three months ended March 31, 2011. Adjusted EBITDA margin for the three months ended March 31, 2011 compared to 2010 was negatively affected by the decrease in gross profit, and the increase in selling, general and administrative expenses as a percentage of sales described above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of March 31, 2011 was $22.7 million. Of this amount, $12.1 million was held in foreign countries. Specifically, $11.6 million was held in China and is considered a permanent investment in UDS.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands)

Net cash provided by operating activities	$4,589	$9,468

Net cash used in investing activities	$(13,487)	$(666)

Net cash provided by (used in) financing activities	$5,168	$(11,997)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding depreciation and amortization. Of the $4.9 million decrease in cash flows from operations, $4.3 million is due to changes in operating assets and liabilities. Most notable are the increases in accounts receivable and inventory balances from December 31, 2010 to March 31, 2011. The increase in accounts receivable was driven by the increase in days sales outstanding (“DSO”) from 47 days as of March 31, 2010 to 51 days as of March 31, 2011. With the continued slow down in the AEC industry, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2011 and 2012, this will significantly impact our cash flows from operations in the future. Inventory balances primarily increased due to timing of equipment sales in our Chinese operations.
Investing Activities
Net cash used in investing activities of $13.5 million for the three months ended March 31, 2011 relates to capital expenditures of $4.1 million at all of our operating segments, payment to terminate the swap liability of $9.7 million, partially offset by $0.4 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets.
Financing Activities
Net cash of $5.2 million provided by financing activities during the three months ended March 31, 2011 primarily relates to borrowings under the new $50 million credit agreement (the “2010 Credit Agreement”) of $12.8 million, offset by scheduled payments under capital leases and seller notes of $7.5 million. Borrowings under the “2010 Credit Agreement” were used in par, to terminate the swap liability of $9.7 million.
Our cash position, working capital, and debt obligations as of March 31, 2011, and December 31, 2010 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)

Cash and cash equivalents	$22,672	$26,293
Working capital	$33,183	$22,387

Borrowings from senior secured credit facilities and Notes (1)	$208,624	$195,692
Other debt obligations	39,217	43,932

Total debt obligations	$247,841	$239,624

(1)	Notes, net of discount of $4,176 and $4,308 at March 31, 2011 and December 31, 2010, respectively.
The increase of $10.8 million in working capital in 2011 was due to an increase in accounts receivable of $8.2 million, an increase in current deferred income taxes of $6.6 million, a decrease in accrued liabilities of $6.0 million, partially offset by an increase in the current portion of long-term debt of $9.7 million. The increase in accounts receivable is due to the increase in sales in February and March 2011, as compared to November and December 2010, as well as the increase in DSO from 47 days as of December 31, 2010 to 51 days as of March 31, 2011. The increase in current deferred income taxes is the result of a reclassification from non-current deferred tax assets related to our intent to carryback 2010 tax losses. The decrease in accrued liabilities is primarily related to the payment upon termination of the swap agreement, which was paid using borrowings from the 2010 Credit Agreement. Borrowings under the 2010 Credit Agreement are offset by the $2.2 million decrease in the current portion of seller notes. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $22.7 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under the 2010 Credit Agreement, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to the 2010 Credit Agreement.
We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. The downturn in the residential and non-residential construction activity in the AEC industry, has adversely affected our operating results. The current diminished liquidity and credit availability in financial markets and a general economic environment may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the downturn in the construction industry or its effects on our business and results of operations.
We continually evaluate potential acquisitions. Absent a compelling strategic reason, we target potential acquisitions that would be cash flow accretive within six months. Currently, we are not a party to any agreements, or engaged in any negotiations regarding a material acquisition. We expect to fund future acquisitions through cash flows provided by operations and additional borrowings. The extent to which we will be willing or able to use our equity or a mix of equity and cash payments to make acquisitions will depend on the market value of our shares from time to time, and the willingness of potential sellers to accept equity as full or partial payment. We expect that the decreased level of acquisition activity in the United States during 2011 and 2010 will continue in the near future.
Debt Obligations
10.5% Senior Notes due 2016
On December 1, 2010 (the “Closing Date”), we completed a private offering of 10.5% senior unsecured notes due 2016.
The Notes have an aggregate principal amount of $200 million. The Notes are general unsecured senior obligations and are subordinate to all of our existing and future senior secured debts to the extent of the assets securing such debt. Our obligations under the Notes are jointly and severally guaranteed by all of our domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. We will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.
We received gross proceeds of $195.6 million from the Notes offering. In connection with the issuance of the Notes, we entered into an indenture, dated as of the Closing Date (the “Indenture”), among our company, certain of our subsidiaries are named therein, as guarantors (the “Guarantors”), and Wells Fargo Bank, National Association, as Trustee; and a Registration Rights Agreement, dated as of the Closing Date (the “Registration Rights Agreement”), among our company, the Guarantors, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the initial purchasers of the Notes (the “Initial Purchasers”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
2010 Credit Agreement
On the Closing Date, our company and certain of our subsidiaries also entered into the 2010 Credit Agreement and paid off in full amounts outstanding under our prior credit agreement.
The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million will be available for the issuance of letters of credit. The revolving line of credit will be available on a revolving basis during the period commencing after the Closing Date and ending on December 1, 2015 and is secured by substantially all of our assets and certain of our subsidiaries. Advances under the revolving line of credit will be subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. We may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the terms and conditions contained in the 2010 Credit Agreement.
The obligations under the 2010 Credit Agreement are guaranteed by our domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of our and domestic subsidiaries’ personal and real property.
Advances under the 2010 Credit Agreement will bear interest at LIBOR plus the “applicable rate.” The applicable rate will initially be 2.00%. The applicable rate will be determined based upon our consolidated leverage ratio with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. During the continuation of certain events of default, all amounts due under the 2010 Credit Agreement will bear interest at 4.0% above the rate otherwise applicable. In addition, we will be required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than 3.00x, the unused commitment fee is 0.20%, (ii) less than 2.99x but greater than 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
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
As of March 31, 2011, we were in compliance with the financial incurrence-based covenants under the Notes and financial maintenance-based covenants under the 2010 Credit Agreement. Our trailing twelve months key financial covenant ratios under our 2010 Credit Agreement as of March 31, 2011 were 1.89:1.00 for minimum interest coverage, 3.63:1.00 for maximum total leverage and 0.66:1.00 for maximum senior secured leverage.

As of March 31, 2011, we expect to remain in compliance through the respective terms of our Notes and 2010 Credit Agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the minimum required profitability levels are not achieved. If we default on the covenants under the 2010 Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the 2010 Credit Agreement, which would have a material adverse effect on our business and financial condition.
As of March 31, 2011, standby letters of credit aggregated to $3.9 million. The standby letters of credit under the 2010 Credit Agreement reduced our borrowing availability under the 2010 Credit Agreement to $46.1 million.
2007 Credit Agreement
On December 6, 2007, we entered into a credit and guaranty agreement (the “2007 Credit Agreement”). The 2007 Credit Agreement provided for senior secured credit facilities in a maximum aggregate amount of up to $350 million, consisting of a $275 million term loan facility and a $75 million revolving credit facility. We used proceeds from the 2007 Credit Agreement in the amount of $289.4 million to extinguish in full all principal and interest payable under our then former credit facility.
On October 5, 2009, we amended the 2007 Credit Agreement (the “Amended 2007 Credit Agreement”). On December 1, 2010, we paid off, in full, amounts outstanding under our Amended 2007 Credit Agreement when the private placement of the Notes was completed.
Interest Rate Swap Transaction
On December 19, 2007, we entered into an interest rate swap transaction (the “Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we were required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty was obligated to make quarterly floating rate payments to us based on the three month LIBO rate. The notional amount of the Swap Transaction was scheduled to decline over the term of the then existing term loan facility consistent with the scheduled principal payments. The Swap Transaction had an effective date of March 31, 2008 and a termination date of December 6, 2012.
On October 2, 2009, we amended our Swap Transaction (“Amended Swap Transaction”). We entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge our then-existing variable interest rate debt under the Amended 2007 Credit Agreement.
On December 1, 2010, we issued the Notes. As a result, the Amended Swap Transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the Amended Swap Transaction had a negative fair value of $9.7 million of which all was recorded in accrued expenses. On January 3, 2011, the Amended Swap Transaction was terminated and settled. For further information, see Note 7 “Derivatives and Hedging Transactions”.
Capital Leases
As of March 31, 2011, we had $33.1 million of capital lease obligations outstanding, with a weighted average interest rate of 8.9% and maturities between 2011 and 2016.
Seller Notes
As of March 31, 2011, we had $6.2 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2011 and 2013. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2011, we had potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that we violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not included any liability in our Consolidated Financial Statements in connection with this matter. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.
In addition to the matter described above, we are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.
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
Goodwill Impairment
In connection with acquisitions, we apply the provisions of ASC 805, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.
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
We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The estimated fair value of our reporting units as of our most recent evaluation date is based upon a projected EBITDA margin, which is anticipated to be flat from 2010 to 2011, followed by year over year increases of approximately 200 — 300 basis points in 2012 through 2014, with stabilization in 2015. These projections are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. These cash flows are discounted using a weighted average cost of capital ranging from 11% to 14%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach outlined above.
We concluded that in the absence of the annual goodwill impairment analysis, there were sufficient indicators in the third quarter of 2010 to require a goodwill impairment analysis as of September 30, 2010. The indicators included among other factors, our 2010 third quarter results and our revision of projected future earnings.

The results of our analysis in 2010 indicated that 13 of our reporting units, 12 in the United States, one in China, had a goodwill impairment. Accordingly, we recorded a pretax, non-cash charge in 2010 to reduce the carrying value of goodwill by $38.3 million. We continue to assess, among other things, the current economic environment, reporting unit and consolidated performance against plan, and the outlook of our business and industry in general. A downward trend in one or more of these factors, or a significant decrease in our stock price, could cause us to reduce the estimated fair value of our reporting units and recognize a corresponding impairment of the goodwill in connection with a future goodwill impairment analysis. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the first quarter of 2011 that would require an additional impairment test.
The results of step one of the goodwill impairment test, as of September 30, 2010, were as follows (dollars in thousands):

	Number of
	Reporting	Representing
As of September 30, 2010	Units	Goodwill of

No Goodwill Balance	12	$—
Reporting units failing step one, that continue to carry a goodwill balance	12	90,812
Fair value of reporting unit exceeds its carrying value by 8% - 20%	3	23,034
Fair value of reporting unit exceeds its carrying value by 20% - 40%	3	39,972
Fair value of reporting unit exceeds its carrying value by more than 40%	15	140,941

	45	$294,759

Based upon a sensitivity analysis, performed as of the date of the 2010 impairment analysis, a reduction of approximately 50 basis points of projected EBITDA in 2011 and beyond, assuming all other assumptions remain constant, would not result in any additional reporting units proceeding to step two of the analysis. However, the decrease of projected EBITDA in 2011 and subsequent years would have resulted in an additional impairment charge of $0.6 million for those reporting units that were evaluated in step two.
Based upon a separate sensitivity analysis, performed as of the date of the 2010 impairment analysis, a 50 basis point increase to the weighted average cost of capital would not result in any additional reporting units proceeding to step two of the analysis. However, the increase in the weighted average cost of capital would have resulted in a further impairment of approximately $8.4 million for those reporting units that were evaluated in step two.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of September 30, 2010, will prove to be accurate predictions of the future. If our assumptions regarding forecasted EBITDA margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2011, or prior to that, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine the deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. As of March 31, 2011, based on various factors, including but not limited to the fact that we had cumulative pretax book income over the previous three year period, we determined no valuation allowance was required to be recorded. However, due to our losses during 2009 and 2010, it is likely that we will have a three year cumulative book loss at some point in 2011. We will continue to evaluate our recent historical results, the nature of any unusual amounts included in our results and the likelihood they will recur, and our forecasted future results in determining our ability to earn sufficient taxable income to utilize our deferred tax assets. If our assumptions regarding forecasted revenue or gross margins of our Company are not achieved, it may have a significant impact on the corresponding taxable income which may require a valuation allowance to be recorded against our then existing deferred tax assets.

We calculate our current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our 2010 Annual Report on Form 10-K, except for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements a consensus of the FASB Emerging Issues Task Force, (“ASU 2009-13”), FASB ASU No. 2010-28, Intangibles-Goodwill and Other, (“ASU 2010-28”) and FASB ASU No. 2010-29, Business Combinations- Disclosure of Supplementary Pro Forma Information for Business Combinations, (“ASU 2010-29”) which are further described in Note 14, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements.
Recent Accounting Pronouncements
See Note 14, “Recent Accounting Pronouncements” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. Historically, we have entered into derivative instruments to manage our exposure to changes in interest rates. These instruments allow us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount.
As of March 31, 2011, we had $247.8 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates, except for the $12.8 million outstanding on the 2010 Credit Agreement.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2011, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

Exhibit
Number	Description

10.1
Amended and Restated Executive Employment Agreement, dated March 21, 2011, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2011).

10.2
Amended and Restated Executive Employment Agreement, dated March 21, 2011, by and between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 21, 2011).

10.3
Amended and Restated Executive Employment Agreement, dated March 21, 2011, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 21, 2011).

10.4
Executive Employment Agreement, dated April 14, 2011, by and between American Reprographics Company and Jorge Avalos (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2011).

10.5	Separation Agreement, by and between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2011).

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
Date: May 9, 2011

AMERICAN REPROGRAPHICS COMPANY
/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JONATHAN R. MATHER
Jonathan R. Mather
Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Amended and Restated Executive Employment Agreement, dated March 21, 2011, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2011).

10.2
Amended and Restated Executive Employment Agreement, dated March 21, 2011, by and between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 21, 2011).

10.3
Amended and Restated Executive Employment Agreement, dated March 21, 2011, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 21, 2011).

10.4
Executive Employment Agreement, dated April 14, 2011, by and between American Reprographics Company and Jorge Avalos (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 15, 2011).

10.5	Separation Agreement, by and between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 21, 2011).

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