Form 10-Q
period 2011-06-30
American Reprographics CO
filed 2011-08-09
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of August 2, 2011, there were 46,245,233 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2011

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Quarterly Report on Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to the Company are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
Except where otherwise indicated, the statements made in this Quarterly Report on Form 10-Q are made as of the date we filed this report with the United States Securities and Exchange Commission and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as well as our proxy statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(In thousands, except per share amounts) (Unaudited)	2011	2010

Assets

Current assets:
Cash and cash equivalents	$21,907	$26,293
Accounts receivable, net of allowances for accounts receivable of $3,597 and $4,030	61,045	52,619
Inventories, net	11,350	10,689
Deferred income taxes	—	7,157
Prepaid expenses	4,223	4,074
Other current assets	20,775	6,870

Total current assets	119,300	107,702
Property and equipment, net of accumulated depreciation of $184,497 and $211,875	56,140	59,036
Goodwill	271,424	294,759
Other intangible assets, net	53,799	62,643
Deferred financing costs, net	4,669	4,995
Deferred income taxes	1,442	37,835
Other assets	2,219	2,115

Total assets	$508,993	$569,085

Liabilities and Equity

Current liabilities:
Accounts payable	$23,167	$23,593
Accrued payroll and payroll-related expenses	8,040	7,980
Accrued expenses	19,497	30,134
Current portion of long-term debt and capital leases	32,365	23,608

Total current liabilities	83,069	85,315
Long-term debt and capital leases	213,288	216,016
Deferred income taxes	29,486	—
Other long-term liabilities	3,298	5,072

Total liabilities	329,141	306,403

Commitments and contingencies (Note 6)
Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,215 and 46,183 shares issued, and 46,215 and 45,736 shares outstanding	46	46
Additional paid-in capital	99,396	96,251
Retained earnings	77,477	173,459
Accumulated other comprehensive loss	(3,219)	(5,541)

	173,700	264,215
Less cost of common stock in treasury, 0 and 447 shares	—	7,709

Total American Reprographics Company stockholders’ equity	173,700	256,506
Noncontrolling interest	6,152	6,176

Total equity	179,852	262,682

Total liabilities and equity	$508,993	$569,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands, except per share amounts) (Unaudited)	2011	2010	2011	2010

Reprographics services	$70,460	$78,453	$140,482	$154,710
Facilities management	25,596	22,627	49,799	45,030
Equipment and supplies sales	13,534	14,008	25,813	27,509

Total net sales	109,590	115,088	216,094	227,249
Cost of sales	73,895	75,633	147,013	150,943

Gross profit	35,695	39,455	69,081	76,306

Selling, general and administrative expenses	26,804	28,169	54,636	55,300
Amortization of intangible assets	4,721	2,557	9,465	5,193
Goodwill impairment	23,335	—	23,335	—

(Loss) income from operations	(19,165)	8,729	(18,355)	15,813

Other income	(35)	(34)	(61)	(77)
Interest expense, net	7,699	5,754	15,866	11,642

(Loss) income before income tax provision	(26,829)	3,009	(34,160)	4,248
Income tax provision	57,913	1,276	54,264	1,806

Net (loss) income	(84,742)	1,733	(88,424)	2,442
Loss (income) attributable to noncontrolling interest	112	(54)	151	(46)

Net (loss) income attributable to American Reprographics Company	$(84,630)	$1,679	$(88,273)	$2,396

(Loss) earnings per share attributable to American Reprographics Company shareholders:
Basic	$(1.87)	$0.04	$(1.95)	$0.05

Diluted	$(1.87)	$0.04	$(1.95)	$0.05

Weighted average common shares outstanding:
Basic	45,360	45,196	45,341	45,174
Diluted	45,360	45,512	45,341	45,422
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	American Reprographics Company Shareholders
					Accumulated
	Common Stock		Additional		Other	Common
		Par	Paid-in	Retained	Comprehensive	Stock in	Noncontrolling
(In thousands) (Unaudited)	Shares	Value	Capital	Earnings	Loss	Treasury	Interest	Total
Balance at December 31, 2009	45,665	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024
Stock-based compensation	29	—	2,918	—	—	—	—	2,918
Issuance of common stock under Employee Stock Purchase Plan	5	—	36	—	—	—	—	36
Stock options exercised	23	—	125	—	—	—	—	125
Tax benefit from stock-based compensation	—	—	21	—	—	—	—	21
Comprehensive income:
Net income	—	—	—	2,396	—	—	46	2,442
Foreign currency translation adjustments	—	—	—	—	50	—	—	50
Loss on derivative, net of tax effect	—	—	—	—	(174)	—	—	(174)

Comprehensive income:								2,318

Balance at June 30, 2010	45,722	$46	$93,082	$203,357	$(7,397)	$(7,709)	$6,063	$287,442

	American Reprographics Company Shareholders
					Accumulated
	Common Stock		Additional		Other	Common
		Par	Paid-in	Retained	Comprehensive	Stock in	Noncontrolling
(In thousands) (Unaudited)	Shares	Value	Capital	Earnings	Loss	Treasury	Interest	Total
Balance at December 31, 2010	45,736	$46	$96,251	$173,459	$(5,541)	$(7,709)	$6,176	$262,682
Stock-based compensation	459	—	3,258	—	—	—	—	3,258
Issuance of common stock under Employee Stock Purchase Plan	3	—	20	—	—	—	—	20
Stock options exercised	17	—	108	—	—	—	—	108
Tax deficiency from stock-based compensation, net of tax benefit	—	—	(241)	—	—	—	—	(241)
Retirement of 447 treasury shares	—	—	—	(7,709)	—	7,709	—	-
Comprehensive loss:
Net loss	—	—	—	(88,273)	—	—	(151)	(88,424)
Foreign currency translation adjustments	—	—	—	—	456	—	127	583
Amortization of derivative, net of tax effect	—	—	—	—	1,866	—	—	1,866

Comprehensive loss:								(85,975)

Balance at June 30, 2011	46,215	$46	$99,396	$77,477	$(3,219)	$—	$6,152	$179,852

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(In thousands) (Unaudited)	2011	2010

Cash flows from operating activities

Net (loss) income	$(88,424)	$2,442
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	417	317
Depreciation	15,187	17,571
Amortization of intangible assets	9,465	5,193
Amortization of deferred financing costs	437	770
Amortization of bond discount	267	—
Goodwill impairment	23,335	—
Stock-based compensation	3,258	2,918
Excess tax benefit related to stock-based compensation	(31)	(38)
Deferred income taxes	8,515	164
Deferred tax valuation allowance	64,340	—
Amortization of derivative, net of tax effect	1,866	—
Other non-cash items, net	(177)	(314)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(8,705)	(5,784)
Inventory	(1,048)	(1,285)
Prepaid expenses and other assets	(14,047)	(1,934)
Accounts payable and accrued expenses	(2,782)	7,726

Net cash provided by operating activities	11,873	27,746

Cash flows from investing activities

Capital expenditures	(7,622)	(2,777)
Payment for swap transaction	(9,729)	—
Other	647	845

Net cash used in investing activities	(16,704)	(1,932)

Cash flows from financing activities

Proceeds from stock option exercises	108	125
Proceeds from issuance of common stock under Employee Stock Purchase Plan	23	16
Excess tax benefit related to stock-based compensation	31	38
Payments on long-term debt agreements and capital leases	(14,101)	(21,596)
Net borrowings (repayments) under revolving credit facilities	14,620	(123)
Payment of loan fees	(541)	—

Net cash provided by (used in) financing activities	140	(21,540)

Effect of foreign currency translation on cash balances	305	22

Net change in cash and cash equivalents	(4,386)	4,296
Cash and cash equivalents at beginning of period	26,293	29,377

Cash and cash equivalents at end of period	$21,907	$33,673

Supplemental disclosure of cash flow information
Noncash investing and financing activities

Noncash transactions include the following:
Capital lease obligations incurred	$5,453	$4,394
Accrued liabilities in connection with the acquisition of businesses	$—	$500
Net loss on derivative, net of tax effect	$—	$(174)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
American Reprographics Company (“ARC” or the “Company”) is the largest reprographics company in the United States providing business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry. ARC also provides these services to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the United States Securities and Exchange Commission (“SEC”). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the interim Condensed Consolidated Financial Statements presented herein reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
The Company reclassified certain amounts in the prior year financial statements to conform to the current presentation. This reclassification had no effect on the Condensed Consolidated Statement of Operations, as previously reported. The Company reclassified $4,074 from prepaid expenses and other current assets at December 31, 2010, as a separate prepaid expenses caption, to conform to the current presentation.
These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2010 Annual Report on Form 10-K.
Recently Adopted Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29. The amendments in this update affect any public entity as defined by ASC 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The objective in this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted provisions of ASU 2010-29 effective January 1, 2011, which did not have a material effect on its Consolidated Financial Statements. The Company has not had any business combinations in 2011.
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

Recent Accounting Pronouncements Not Yet Adopted
In June 2011, the FASB issued ASU 2011-05. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company beginning January 1, 2012 and will have presentation changes only.
In May 2011, the FASB issued ASU 2011-04 which amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts to its Consolidated Financial Statements upon adoption.
Segment Reporting
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
Risk and Uncertainties
The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, unemployment rates, office vacancy rates, and government expenditures. The effects of the recent recession and current economic environment in the United States have resulted in a significant downturn in the non-residential and residential portions of the AEC industry. The AEC industry generally experiences a downturn several months after a downturn in the general economy and there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A prolonged downturn in the AEC industry and the reprographics industry would continue to diminish demand for ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. Stock options for 2.2 million common shares for the three and six months ended June 30, 2011, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. Stock options for 1.4 million common shares and 1.5 million common shares for the three and six months ended June 30, 2010, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share were calculated using the following common shares for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Weighted average common shares outstanding during the period — basic	45,360	45,196	45,341	45,174
Effect of dilutive impact on equity based compensation awards	—	316	—	248

Weighted average common shares outstanding during the period — diluted	45,360	45,512	45,341	45,422

3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
The Company assesses goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. At June 30, 2011, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the current economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. The results of the Company’s analysis indicated that six of its reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.
Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting units to its carrying amount. If the carrying amount of a reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
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
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of the Company’s goodwill impairment testing as of June 30, 2011, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted EBITDA margins of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2011, or following that, if any such change constitutes a triggering event outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2010 through June 30, 2011 are summarized as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
(In thousands)	Goodwill	Loss	Amount

January 1, 2010	$405,054	$72,536	$332,518
Additions	500	—	500
Goodwill impairment	—	38,263	(38,263)
Translation adjustment	4	—	4

December 31, 2010	405,558	110,799	294,759
Additions	—	—	—
Goodwill impairment	—	23,335	(23,335)
Translation adjustment	—	—	—

June 30, 2011	$405,558	$134,134	$271,424

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
The reporting units of the Company have been negatively impacted by the decline in commercial and residential construction. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment as of June 30, 2011 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment as of June 30, 2011.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence around the country. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names will be used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in the three and six months ended June 30, 2011 was an increase in amortization expense of approximately $2.4 million and $4.7 million, respectively. Trade names are amortized using the straight-line method. The latest the Company expects to fully retire original trade names is April 2012.
Non-competition agreements are amortized over their term on a straight-line basis.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2011 and December 31, 2010 which continue to be amortized:

	June 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets
Customer relationships	$96,994	$52,538	$44,456	$96,359	$48,301	$48,058
Trade names and trademarks	20,309	10,983	9,326	20,294	5,736	14,558
Non-competition agreements	100	83	17	100	73	27

	$117,403	$63,604	$53,799	$116,753	$54,110	$62,643

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of this fiscal year, each of the next four fiscal years and thereafter are as follows:

(In thousands)

2011	$9,245
2012	10,879
2013	6,465
2014	5,636
2015	5,105
Thereafter	16,469

$53,799

4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company’s effective income tax rate increased to 215.9% and 158.9% for the three and six months ended June 30, 2011 from 42.4% and 42.5% for the same periods in 2010. The increase is primarily due to the establishment of a $64.3 million non-cash valuation allowance against certain of the Company’s deferred tax assets during the three and six months ended June 30, 2011, as discussed below.
During the first quarter of 2011, the audit of the Company’s 2008 federal income tax return by the Internal Revenue Service was finalized and resulted in no adjustments. Due to this final result and other pertinent factors, the Company derecognized its liability for an uncertain tax position of $1.5 million and related accrued interest of $0.1 million.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryforward periods for operating losses and tax credit carryforwards; and available tax planning alternatives. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed, and therefore established a $64.3 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.4 million as of June 30, 2011 are considered to be more likely than not to be realized. The valuation allowance of $64.3 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company currently has $74.9 million and $264 thousand of federal taxable income available in 2008 and 2009, respectively, for carry back of federal tax losses generated in 2010 and 2011, respectively. The Company has income tax receivables of $18.2 million as of June 30, 2011 included in other current assets in its consolidated balance sheet primarily relating to 2010 losses that will be carried back to 2008.
5. Long-Term Debt
Long-term debt consists of the following:

	June 30,	December 31,
(In thousands)	2011	2010
Borrowings from foreign revolving credit facility; 6.0% interest rate at June 30, 2011	$831	$—
Borrowings from a domestic revolving credit facility; 2.3% interest rate at June 30, 2011	13,800	—
10.5% Senior Notes due 2016, net of bond discount of $4,041 and $4,308	195,959	195,692
Various subordinated notes payable; weighted average interest rate of 6.2% and 6.2%; principal and interest payable monthly through November 2013	3,949	8,635
Various capital leases; weighted average interest rate of 8.7% and 8.8%; principal and interest payable monthly through August 2016	31,114	35,297

	245,653	239,624
Less current portion	(32,365)	(23,608)

	$213,288	$216,016

10.5% Senior Notes due 2016
On December 1, 2010 (the “Closing Date”), the Company completed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”).
The Notes have an aggregate principal amount of $200 million. The Notes are general unsecured senior obligations of the Company and are subordinate to all existing and future senior secured debt of the Company to the extent of the assets securing such debt. The Company’s obligations under the Notes are jointly and severally guaranteed by all of the Company’s domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. The Company will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.
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
Exchange Offer. Pursuant to a registered exchange offer in May 2011, the Company offered to exchange up to $200 million aggregate principal amount of the Notes, for new notes that were registered under the Securities Act of 1933, as amended. The terms of such registered notes are the same as the terms of the Notes, except that they are now registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company accepted the exchange of $200 million aggregate principal amounts of the Notes that were properly tendered.
2010 Credit Agreement
On the Closing Date, the Company and certain of its subsidiaries also entered into a $50 million credit agreement (the “2010 Credit Agreement”) and paid off in full amounts outstanding under its prior credit agreement.
The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million is available for the issuance of letters of credit. The line of credit is available on a revolving basis during the period commencing after the Closing Date and ending on December 1, 2015 and is secured by substantially all of the assets of the Company and certain of its subsidiaries. Advances under the revolving line of credit are subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. The Company may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the terms and conditions contained in the 2010 Credit Agreement.
The Company’s obligations under the 2010 Credit Agreement are guaranteed by its domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of the Company’s and the domestic subsidiaries’ personal and real property.

Advances under the 2010 Credit Agreement bear interest at LIBOR plus the “applicable rate.” The initial applicable rate is 2.00%. The applicable rate is determined based upon the consolidated leverage ratio for the Company with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. During the continuation of certain events of default, all amounts due under the 2010 Credit Agreement bear interest at 4.0% above the rate otherwise applicable. In addition, the Company is required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than or equal to 3.00x, the unused commitment fee is 0.20%, (ii) less than or equal to 2.99x but greater than or equal to 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
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
As of June 30, 2011 the Company was in compliance with the financial incurrence-based covenants under the Notes and financial maintenance-based covenants under the 2010 Credit Agreement. The Company’s trailing twelve months key financial covenant ratios under the 2010 Credit Agreement as of June 30, 2011 were 1.82:1.00 for minimum interest coverage, 3.76:1.00 for maximum total leverage and 0.69:1.00 for maximum senior secured leverage.
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
As of June 30, 2011, standby letters of credit aggregated to $3.9 million. The standby letters of credit and borrowings under the 2010 Credit Agreement reduced the Company’s borrowing availability under its 2010 Credit Agreement to $32.3 million.
Foreign Credit Facility
In the second quarter of 2011, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”) entered into a one-year revolving credit facility. This facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.2 million as of June 30, 2011. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.

Interest Rate Swap Transaction
On December 19, 2007, the Company entered into an interest rate swap transaction (the “Swap Transaction”) in order to hedge the floating interest rate risk on the Company’s long term variable rate debt. Under the terms of the Swap Transaction, the Company was required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty was obligated to make quarterly floating rate payments to the Company based on the three month LIBOR. The notional amount of the Swap Transaction was scheduled to decline over the term of the then existing term loan facility consistent with the scheduled principal payments. The Swap Transaction had an effective date of March 31, 2008 and an original termination date of December 6, 2012.
On October 2, 2009, the Company amended the Swap Transaction (“the Amended Swap Transaction”). The Company entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge the Company’s then-existing variable interest rate debt under the Company’s previous credit agreement.
In connection with the issuance of the Notes, the Amended Swap Transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the Amended Swap Transaction had a negative fair value of $9.7 million, all of which was recorded in accrued expenses. On January 3, 2011, the Amended Swap Transaction was terminated and settled. For further information, see Note 9 “Derivatives and Hedging Transactions”.
6. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2011, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
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
7. Comprehensive Loss
The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the Amended Swap Transaction, net of taxes. The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Company’s previous credit agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion is stored in other comprehensive income and will be amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.

The differences between net (loss) income and comprehensive (loss) income attributable to ARC for the three and six months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2011	2010	2011	2010

Net (loss) income	$(84,742)	$1,733	$(88,424)	$2,442
Foreign currency translation adjustments	294	(66)	583	50
Gain (loss) on derivative, net of tax effect	912	139	1,866	(174)

Comprehensive (loss) income	(83,536)	1,806	(85,975)	2,318
Comprehensive loss (income) attributable to noncontrolling interest	17	(54)	24	(46)

Comprehensive (loss) income attributable to American Reprographics Company	$(83,519)	$1,752	$(85,951)	$2,272

Asset and liability accounts of foreign operations are translated into U.S. dollars, the Company’s functional currency, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
8. Stock-Based Compensation
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of June 30, 2011, 2,309,753 shares remain available for issuance under the Stock Plan.
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
In February 2011, the Company granted options to acquire a total of 9,587 shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted to those key employees vest at a rate of 33 1/3% on each of the first three anniversaries from the date of grant and expire 10 years after the date of grant.
In March 2011, the Company granted an option to acquire 45,249 shares of the Company’s common stock to its Chief Operating Officer with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock option granted to the Company’s Chief Operating Officer vests at a rate of 25% on each of the first four anniversaries from the date of grant and expires 10 years after the date of grant. The Company also granted 1,444 shares of restricted stock to its President and Chief Executive Officer at a price per share of $8.66, which was the closing price of the Company’s common stock on the New York Stock Exchange (“NYSE”) on the date the restricted stock was granted. The shares of restricted stock will vest at a rate of 25% on each of the first four anniversaries from the date of grant.
In April 2011, the Company granted 15,000 shares of restricted stock to each of the Company’s Chief Accounting Officer and Chief Technology Officer at a price per share of $9.94 and $8.95, respectively, which was the closing price of the Company’s common stock on the NYSE on the date the restricted stock was granted. The shares of restricted stock will vest at a rate of 25% on each of the first four anniversaries of the date of grant. The Company also granted 404,000 shares of restricted stock to certain key employees at a price per share of $8.77, which was the closing price of the Company’s common stock on the NYSE on the date the restricted stock was granted. The shares of restricted stock will vest at a rate of 25% on each of the first four anniversaries from the date of grant. In addition, the Company granted 5,587 shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share of $8.95, which was the closing price of the Company’s common stock on the NYSE on the date the restricted stock was granted. The shares of restricted stock will vest on the one year anniversary from the date of grant.
The impact of stock-based compensation on the interim Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010, before income taxes, was $1.8 million and $1.5 million, respectively.
The impact of stock-based compensation on the interim Condensed Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010, before income taxes, was $3.3 million and $2.9 million, respectively.

As of June 30, 2011, total unrecognized compensation cost related to unvested stock-based payments totaled $5.6 million and is expected to be recognized over a weighted-average period of 3.5 years.
9. Derivatives and Hedging Transactions
As of June 30, 2011, the Company was not party to any derivative or hedging transactions.
As of December 31, 2010, the Company was party to the Amended Swap Transaction, in which the Company exchanged its floating-rate payments for fixed-rate payments. As of December 1, 2010, the Amended Swap Transaction was de-designated upon issuance of the Notes and payoff of the Company’s previous credit agreement. The Amended Swap Transaction no longer qualified as a cash flow hedge under ASC 815, as all the floating-rate debt was extinguished. The Amended Swap Transaction qualified as a cash flow hedge up to November 30, 2010. On January 3, 2011, the Company terminated and settled the Amended Swap Transaction.
As of June 30, 2011, $6.2 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the Amended Swap Transaction which was scheduled to end in December 2012, but was terminated in January 2011. Over the next 12 months, the Company will amortize $5.0 million from AOCL to interest expense.
The following table summarizes the fair value and classification on the interim Condensed Consolidated Balance Sheets of the Amended Swap Transaction as of December 31, 2010:

		Fair Value
	Balance Sheet	December 31,
(In thousands)	Classification	2010

Derivative not designated as hedging instrument under ASC 815

Amended Swap Transaction	Accrued expenses	$9,729
The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and six months ended June 30, 2010:

	Amount of Gain or (Loss) Recognized in
	AOCL on Derivative
	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2010	June 30, 2010

Derivative in ASC 815 cash flow hedging relationship
Amended Swap Transaction	$222	$(326)
Tax effect	(83)	152

Amended Swap Transaction, net of tax effect	$139	$(174)

The following table summarizes the effect of the Amended Swap Transaction on the interim Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)				(ineffective portion)
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Location of Gain or (Loss) Reclassified from AOCL into Income
Interest expense	$(1,457)	$(1,968)	$(2,980)	$(3,934)	$—	$(34)	$—	$(106)

The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the three and six months ended June 30, 2011:

	Amount of Loss Recognized in Income on
	Derivative
	Three Months Ended	Six Months Ended
(In thousands)	June 30, 2011	June 30, 2011

Derivative not designated as hedging instrument under ASC 815
Amended Swap Transaction	$—	$(120)
Tax effect	—	45

Amended Swap Transaction, net of tax effect	$—	$(75)

10. Fair Value Measurements
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

Significant Other
Observable Inputs
Level 2
(In thousands)	December 31, 2010

Recurring Fair Value Measure
Amended Swap Transaction	$9,729
The Company has also included additional required disclosures about the Company’s Amended Swap Transaction in Note 9 “Derivatives and Hedging Transactions.”
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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of June 30, 2011:

	Significant Other Unobservable Inputs
	June 30, 2011
(In thousands)	Level 3	Total Losses

Nonrecurring Fair Value Measure
Goodwill	$271,424	$23,335
In accordance with the provisions of ASC 350, goodwill was written down to its implied fair value of $271.4 million as of June 30, 2011, resulting in an impairment charge of $23.3 million during the three and six months ended June 30, 2011. See Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions” for further information regarding the process of determining the implied fair value of goodwill.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheets were $10.8 million as of June 30, 2011, and are carried at cost and approximate fair value, due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of June 30, 2011 for its Notes is $200.0 million and $3.9 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes is $221.8 million as of June 30, 2011 and the fair value and for its subordinated notes payable is $3.8 million as of June 30, 2011.
Interest rate hedge agreements: The fair value of the interest rate swap is based on market interest rates using a discounted cash flow model and an adjustment for counterparty risk.
11. Condensed Consolidating Financial Statements
The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). The Company’s foreign subsidiaries have not guaranteed the Notes (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of the Guarantor Subsidiaries by dividends or loan. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

Condensed Consolidating Balance Sheet
June 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and cash equivalents	$—	$9,527	$12,380	$—	$21,907
Accounts receivable, net	—	54,899	6,146	—	61,045
Intercompany operations	295	4,529	(4,824)	—	—
Inventories, net	—	8,072	3,278	—	11,350
Deferred income taxes	—	—	—	—	—
Prepaid expenses	33	3,235	955	—	4,223
Other current assets	—	19,825	950	—	20,775

Total current assets	328	100,087	18,885	—	119,300
Property and equipment, net	—	48,914	7,226	—	56,140
Goodwill	—	271,424	—	—	271,424
Investment in subsidiaries	186,373	12,725	—	(199,098)	—
Other intangible assets, net	—	51,827	1,972	—	53,799
Deferred financing costs, net	4,669	—	—	—	4,669
Deferred income taxes	—	—	1,442	—	1,442
Other assets	—	1,938	281	—	2,219

Total assets	$191,370	$486,915	$29,806	$(199,098)	$508,993

Liabilities and Equity

Current liabilities:
Accounts payable	$45	$21,135	$1,987	$—	$23,167
Accrued payroll and payroll-related expenses	—	7,752	288	—	8,040
Accrued expenses	875	16,553	2,069	—	19,497
Intercompany loans	(193,009)	191,487	1,522	—	—
Current portion of long-term debt and capital leases	13,800	16,841	1,724	—	32,365

Total current liabilities	(178,289)	253,768	7,590	—	83,069
Long-term debt and capital leases	195,959	15,793	1,536	—	213,288
Deferred income taxes	—	29,486	—		29,486
Other long-term liabilities	—	1,495	1,803	—	3,298

Total liabilities	17,670	300,542	10,929	—	329,141

Commitments and contingencies
Total equity	173,700	186,373	18,877	(199,098)	179,852

Total liabilities and equity	$191,370	$486,915	$29,806	$(199,098)	$508,993

Condensed Consolidating Balance Sheet
December 31, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and cash equivalents	$—	$12,587	$13,706	$—	$26,293
Accounts receivable, net	—	48,283	4,336	—	52,619
Intercompany operations	295	2,717	(3,012)	—	—
Inventories, net	—	8,090	2,599	—	10,689
Deferred income taxes	—	7,157	—	—	7,157
Prepaid expenses	72	2,799	1,203	—	4,074
Other current assets	—	5,942	928	—	6,870

Total current assets	367	87,575	19,760	—	107,702
Property and equipment, net	—	52,376	6,660	—	59,036
Goodwill	—	294,759	—	—	294,759
Investment in subsidiaries	257,838	16,065	—	(273,903)	—
Other intangible assets, net	—	60,585	2,058	—	62,643
Deferred financing costs, net	4,995	—	—	—	4,995
Deferred income taxes	708	34,453	2,674	—	37,835
Other assets	—	1,978	137	—	2,115

Total assets	$263,908	$547,791	$31,289	$(273,903)	$569,085

Liabilities and Equity

Current liabilities:
Accounts payable	$—	$21,137	$2,456	$—	$23,593
Accrued payroll and payroll-related expenses	—	7,643	337	—	7,980
Accrued expenses	2,210	25,563	2,361	—	30,134
Intercompany loans	(190,500)	190,241	259	—	—
Current portion of long-term debt and capital leases	—	22,787	821	—	23,608

Total current liabilities	(188,290)	267,371	6,234	—	85,315
Long-term debt and capital leases	195,692	19,201	1,123	—	216,016
Other long-term liabilities	—	3,381	1,691	—	5,072

Total liabilities	7,402	289,953	9,048	—	306,403

Commitments and contingencies
Total equity	256,506	257,838	22,241	(273,903)	262,682

Total liabilities and equity	$263,908	$547,791	$31,289	$(273,903)	$569,085

Condensed Consolidating Statement of Operations
Three Months Ended
June 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$99,106	$10,484	$—	$109,590
Cost of sales	—	65,315	8,580	—	73,895

Gross profit	—	33,791	1,904	—	35,695
Selling, general and administrative expenses	—	24,746	2,058	—	26,804
Amortization of intangible assets	—	4,655	66	—	4,721
Goodwill impairment	—	23,335	—	—	23,335

Loss from operations	—	(18,945)	(220)	—	(19,165)
Other income	—	(35)	—	—	(35)
Interest expense (income), net	5,602	2,114	(17)	—	7,699

Loss before equity earnings of subsidiaries and income tax provision	(5,602)	(21,024)	(203)	—	(26,829)
Equity in earnings of subsidiaries	76,175	1,446	—	(77,621)	—
Income tax provision	2,853	53,705	1,355	—	57,913

Net (loss) income	(84,630)	(76,175)	(1,558)	77,621	(84,742)
Loss attributable to noncontrolling interest	—	—	112	—	112

Net (loss) income attributable to American Reprographics Company	$(84,630)	$(76,175)	$(1,446)	$77,621	$(84,630)

Consolidating Condensed Statement of Operations
Three Months Ended
June 30, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$106,504	$8,584	$—	$115,088
Cost of sales	—	69,136	6,497	—	75,633

Gross profit	—	37,368	2,087	—	39,455
Selling, general and administrative expenses	—	26,404	1,765	—	28,169
Amortization of intangible assets	—	2,484	73	—	2,557

Income from operations	—	8,480	249	—	8,729
Other income, net	—	(34)	—	—	(34)
Interest expense (income), net	—	5,757	(3)	—	5,754

Income before equity earnings of subsidiaries and income tax provision	—	2,757	252	—	3,009
Equity in earnings of subsidiaries	(1,679)	(141)	—	1,820	—
Income tax provision	—	1,219	57	—	1,276

Net income (loss)	1,679	1,679	195	(1,820)	1,733
Income attributable to noncontrolling interest	—	—	(54)	—	(54)

Net income (loss) attributable to American Reprographics Company	$1,679	$1,679	$141	$(1,820)	$1,679

Consolidating Condensed Statement of Operations
Six Months Ended
June 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$197,096	$18,998	$—	$216,094
Cost of sales	—	131,930	15,083	—	147,013

Gross profit	—	65,166	3,915	—	69,081
Selling, general and administrative expenses	—	50,573	4,063	—	54,636
Amortization of intangible assets	—	9,333	132	—	9,465
Goodwill impairment	—	23,335	—	—	23,335

Loss from operations	—	(18,075)	(280)	—	(18,355)
Other income	—	(61)	—	—	(61)
Interest expense (income), net	11,342	4,556	(32)	—	15,866

Loss before equity earnings of subsidiaries and income tax provision	(11,342)	(22,570)	(248)	—	(34,160)
Equity in earnings of subsidiaries	76,225	1,444	—	(77,669)	—
Income tax provision	706	52,211	1,347	—	54,264

Net (loss) income	(88,273)	(76,225)	(1,595)	77,669	(88,424)
Loss attributable to noncontrolling interest	—	—	151	—	151

Net (loss) income attributable to American Reprographics Company	$(88,273)	$(76,225)	$(1,444)	$77,669	$(88,273)

Consolidating Condensed Statement of Operations
Six Months Ended
June 30, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$210,593	$16,656	$—	$227,249
Cost of sales	—	138,160	12,783	—	150,943

Gross profit	—	72,433	3,873	—	76,306
Selling, general and administrative expenses	—	51,831	3,469	—	55,300
Amortization of intangible assets	—	5,049	144	—	5,193
Goodwill impairment	—	—	—	—	—

Income from operations	—	15,553	260	—	15,813
Other income, net	—	(77)	—	—	(77)
Interest expense, net	—	11,638	4	—	11,642

Income before equity earnings of subsidiaries and income tax provision	—	3,992	256	—	4,248
Equity in earnings of subsidiaries	(2,396)	(141)	—	2,537	—
Income tax provision	—	1,737	69	—	1,806

Net income (loss)	2,396	2,396	187	(2,537)	2,442
Income attributable to noncontrolling interest	—	—	(46)	—	(46)

Net income (loss) attributable to American Reprographics Company	$2,396	$2,396	$141	$(2,537)	$2,396

Consolidating Condensed Statement of Cash Flows
Six Months Ended
June 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,750)	$22,939	$(316)	$—	$11,873

Cash flows from investing activities
Capital expenditures	—	(6,968)	(654)	—	(7,622)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	803	(156)	—	647

Net cash used in investing activities	—	(15,894)	(810)	—	(16,704)

Cash flows from financing activities
Proceeds from stock option exercises	—	108	—	—	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	23	—	—	23
Excess tax benefit related to stock-based compensation	—	31	—	—	31
Payments on long-term debt agreements and capital leases	—	(13,325)	(776)	—	(14,101)
Net borrowings under revolving credit facilities	13,800	—	820	—	14,620
Payment of deferred loan fees	(541)	—	—	—	(541)
Advances to/from subsidiaries	(2,509)	3,058	(549)	—	-

Net cash provided by (used in) financing activities	10,750	(10,105)	(505)	—	140

Effect of foreign currency translation on cash balances	—	—	305	—	305

Net change in cash and cash equivalents	—	(3,060)	(1,326)	—	(4,386)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$9,527	$12,380	$—	$21,907

Consolidating Condensed Statement of Cash Flows
Six Months Ended
June 30, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities
Net cash provided by operating activities	$—	$27,427	$319	$—	$27,746

Cash flows from investing activities
Capital expenditures	—	(2,349)	(428)	—	(2,777)
Payment for swap transaction	—	—	—	—	—
Other	—	811	34	—	845

Net cash used in investing activities	—	(1,538)	(394)	—	(1,932)

Cash flows from financing activities
Proceeds from stock option exercises	—	125	—	—	125
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	16	—	—	16
Excess tax benefit related to stock-based compensation	—	38	—	—	38
Payments on long-term debt agreements and capital leases	—	(20,947)	(649)	—	(21,596)
Net repayments under revolving credit facility	—	—	(123)	—	(123)
Payment of loan fees	—	—	—	—	—
Advances to/from subsidiaries	—	573	(573)	—	—

Net cash used in financing activities	—	(20,195)	(1,345)	—	(21,540)

Effect of foreign currency translation on cash balances	—	—	22	—	22

Net change in cash and cash equivalents	—	5,694	(1,398)	—	4,296
Cash and cash equivalents at beginning of period	—	15,319	14,058	—	29,377

Cash and cash equivalents at end of period	$—	$21,013	$12,660	$—	$33,673

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the first quarter of fiscal year 2011.
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
Our services apply to time-sensitive and graphic-intensive documents and fall into four primary categories:
•
Document management. Document management involves storing, tracking and providing authorized access to documents we maintain on our customers’ behalf. This is largely accomplished through digital database management as documents enter our digital infrastructure and are maintained on our production workstations, servers and networks.

•
Document distribution and logistics. Document distribution and logistics involves transferring digital documents throughout our local and wide-area computer networks, and over the internet, as well as the pickup, delivery and shipping of hardcopy documents to and from locations around the world.

•	Print-on-demand. Print-on-demand involves quick-turnaround digital printing in black and white and color, and in a wide variety of sizes and formats.

•
Facilities management. On-site services, frequently referred to as FMs, is any combination of the above services supplied at a customer’s location. On-site services involve placing equipment, technology applications, and sometimes staff in our customers’ location to provide convenience printing and other reprographics services. Our FM service offering is evolving to include the management of entire print networks in our customers’ offices, which we refer to as “managed print services” or “MPS.”

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
In the past, industry conventions led us to maintain acquired brands wherever practical due to the local nature of construction activity. Therefore, historically, our operating segments functioned under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. Over the past several years, however, many large construction companies have grown through mergers and acquisitions, creating a market in which we believe that regional or national service providers have a greater marketing advantage. Beginning in January 2011, each of our operating segments and their respective locations began to adopt the acronym “ARC.” This single brand will highlight the scope and scale of our services, which we believe will offer certain business advantages with respect to our customers that have a national presence. Original brand names will continue to be used in conjunction with the single ARC brand to reinforce our continuing presence in the business communities we serve, and ongoing relationships with our customers. The latest date we expect to fully retire original trade names is April 2012.
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
Primary Financial Measures. We use, among other measurements, net sales, costs and expenses, earnings before taxes (“EBT”), earnings before interest and taxes (“EBIT”), earnings before interest, taxes, depreciation and amortization (“EBITDA”) and operating cash flow to assess the performance of our business.
We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Because our operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment.
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
We evaluate these and other financial measures on a consolidated basis to evaluate corporate trends and performance. In addition, we monitor some of these measures on a daily basis and operating segment by operating segment through use of our proprietary Company intranet and reporting tools. Our corporate operations staff also conducts a monthly variance analysis on the income statement, balance sheet, and cash flows of each operating segment.
We believe from a current customer segment mix perspective, approximately 77% of revenue is derived from the AEC industry, and 23% is derived from non-AEC sources. We believe that non-AEC sources of revenue currently offer more attractive revenue opportunities in light of current credit and spending constraints affecting the AEC industry, therefore, we plan to increasingly focus our business on the non-AEC industry.
Not all of these financial measurements are represented directly on our Condensed Consolidated Financial Statements, but meaningful discussions of each are part of our quarterly disclosures and presentations to the investment community.
Acquisitions. Our disciplined approach to complementary acquisitions in the past has led us to acquire reprographics businesses that (1) fit our profile for performance potential, (2) can be acquired for a price that fits our parameters, and (3) meet our strategic criteria for gaining market share.
None of our individual acquisitions in the past three years have added a material percentage of sales to our overall business. In the aggregate, however, our acquisitions have fueled the bulk of our historical annual sales growth. Acquisition activity has not been a meaningful part of our 2011 and 2010 operations due to the potential risks of such activity inherent in an economy recovering from a recession. See Note 3 “Goodwill and Other Intangibles Resulting from Business Acquisitions” to our interim Condensed Consolidated Financial Statements for further information.
Economic Factors Affecting Financial Performance.
Based on a compilation of approximately 90% of revenues from our operating segments and certain assumptions derived from data relating to AEC and non-AEC customers, we estimate that sales to the AEC industry accounted for 77% of our net sales for the period ended June 30, 2011, with the remaining 23% consisting of sales to non-AEC industries. As a result, our operating results and financial condition is significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, unemployment rates, commercial vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past two years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.

Non-GAAP Financial Measures.
EBIT, EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP, or as an alternative to cash flows from operating, investing or financing activities as a measure of our liquidity.
EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $1.8 million and $3.3 million of stock-based compensation expense recorded in selling, general and administrative expenses, for the three and six months ended June 30, 2011, respectively. Amortization does not include $1.5 million and $2.9 million of stock-based compensation expense recorded in selling, general and administrative expenses, for the three and six months ended June 30, 2010, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We present EBIT, EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
We use EBIT and EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating segments. As a result, EBIT is the best measure of operating segment profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating segment-level compensation and we use EBITDA to measure performance for determining consolidated-level compensation. In addition, we use EBIT and EBITDA to evaluate potential acquisitions and potential capital expenditures.
EBIT, EBITDA and related ratios have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
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
Our presentation of adjusted net income and adjusted EBITDA over certain periods is an attempt to provide meaningful comparisons to our historical performance for our existing and future investors. The unprecedented changes in our end markets over the past several years have required us to take measures that are unique in our history and specific to individual circumstances. Comparisons inclusive of these actions make normal financial and other performance patterns difficult to discern under a strict GAAP presentation. Each non-GAAP presentation, however, is explained in detail in the reconciliation tables below.
Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the three and six months ended June 30, 2011 to reflect the exclusion of the goodwill impairment charge, amortization impact related to the change in useful lives of trade names, interest rate swap related costs, the valuation allowance related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2011 and 2010. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in the three and six months ended June 30, 2011 to exclude the non-cash goodwill impairment charge of $23.3 million (which was taken at the end of the second quarter), and stock-based compensation expense of $1.8 million and $3.3 million, respectively. We presented adjusted EBITDA in the three and six months ended June 30, 2010 to exclude stock-based compensation expense of $1.5 million and $2.9 million, respectively. We believe that the goodwill impairment charge was a result of the current macroeconomic environment and not indicative of our operations. The exclusion of the goodwill impairment charges and stock-based compensation expense to arrive at adjusted EBITDA is consistent with the definition of adjusted EBITDA in our previous and current credit agreements; therefore, we believe this information is useful to investors in assessing our ability to meet our debt covenants.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net (loss) income attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Cash flows provided by operating activities	$7,284	$18,278	$11,873	$27,746
Changes in operating assets and liabilities, net of effect of business acquisitions	17,216	(3,806)	26,582	1,277
Non-cash (expenses) income, including depreciation and amortization	(109,242)	(12,739)	(126,879)	(26,581)
Income tax provision	57,913	1,276	54,264	1,806
Interest expense, net	7,699	5,754	15,866	11,642
Loss (income) attributable to the noncontrolling interest	112	(54)	151	(46)

EBIT	(19,018)	8,709	(18,143)	15,844
Depreciation and amortization	12,166	11,108	24,652	22,764

EBITDA	(6,852)	19,817	6,509	38,608
Interest expense, net	(7,699)	(5,754)	(15,866)	(11,642)
Income tax provision	(57,913)	(1,276)	(54,264)	(1,806)
Depreciation and amortization	(12,166)	(11,108)	(24,652)	(22,764)

Net (loss) income attributable to ARC	$(84,630)	$1,679	$(88,273)	$2,396

The following is a reconciliation of net (loss) income attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2011	2010	2011	2010

Net (loss) income attributable to ARC	$(84,630)	$1,679	$(88,273)	$2,396
Interest expense, net	7,699	5,754	15,866	11,642
Income tax provision	57,913	1,276	54,264	1,806

EBIT	(19,018)	8,709	(18,143)	15,844
Depreciation and amortization	12,166	11,108	24,652	22,764

EBITDA	(6,852)	19,817	6,509	38,608
Goodwill impairment	23,335	—	23,335	—
Stock-based compensation	1,769	1,457	3,258	2,918

Adjusted EBITDA	$18,252	$21,274	$33,102	$41,526

The following is a reconciliation of net (loss) income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(1)	2010(1)	2011	2010
Net (loss) income margin attributable to ARC	(77.2)%	1.5%	(40.8)%	1.1%
Interest expense, net	7.0	5.0	7.3	5.1
Income tax provision	52.8	1.1	25.1	0.8

EBIT margin	(17.4)	7.6	(8.4)	7.0
Depreciation and amortization	11.1	9.7	11.4	10.0

EBITDA margin	(6.3)	17.2	3.0	17.0
Goodwill impairment	21.3	—	10.8	—
Stock-based compensation	1.6	1.3	1.5	1.3

Adjusted EBITDA margin	16.7%	18.5%	15.3%	18.3%

(1)	Column does not foot due to rounding

The following is a reconciliation of net (loss) income attributable to ARC to unaudited adjusted net income (loss) attributable to ARC and earnings per share to adjusted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net (loss) income attributable to ARC	$(84,630)	$1,679	$(88,273)	$2,396
Goodwill impairment	23,335	—	23,335	—
Change in trade name impact to amortization	2,369	—	4,738	—
Interest rate swap related costs	1,457	—	2,980	—
Income tax benefit related to above items	(6,497)	—	(7,879)	—
Deferred tax valuation allowance and other discrete tax items	64,186	—	63,208	—

Unaudited adjusted net income (loss) attributable to ARC	$220	$1,679	$(1,891)	$2,396

Actual:
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(1.87)	$0.04	$(1.95)	$0.05

Diluted	$(1.87)	$0.04	$(1.95)	$0.05

Weighted average common shares outstanding:
Basic	45,360	45,196	45,341	45,174
Diluted	45,360	45,512	45,341	45,422

Adjusted:
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.00	$0.04	$(0.04)	$0.05

Diluted	$0.00	$0.04	$(0.04)	$0.05

Weighted average common shares outstanding:
Basic	45,360	45,196	45,341	45,174
Diluted	45,696	45,512	45,341	45,422

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.4	65.7	68.0	66.4

Gross profit	32.6	34.3	32.0	33.6
Selling, general and administrative expenses	24.5	24.5	25.3	24.3
Amortization of intangibles	4.3	2.2	4.4	2.3
Goodwill impairment	21.3	—	10.8	—

(Loss) income from operations	(17.5)	7.6	(8.5)	7.0
Interest expense, net	7.0	5.0	7.3	5.1

(Loss) income before income tax provision	(24.5)	2.6	(15.8)	1.9
Income tax provision	52.8	1.1	25.1	0.8

Net (loss) income	(77.3)	1.5	(40.9)	1.1
Loss attributable to the noncontrolling interest	0.1	—	0.1	—

Net (loss) income attributable to ARC	(77.2)%	1.5%	(40.8)%	1.1%

Three and Six Months Ended June 30, 2011 Compared to Three and Six Months Ended June 30, 2010

	Three Months				Six Months
	Ended June 30,		Increase (decrease)		Ended June 30,		Increase (decrease)
(In millions, except percentages)	2011	2010	$	%	2011	2010	$	%
Reprographics services	$70.5	$78.5	$(8.0)	(10.2)%	$140.5	$154.7	$(14.2)	(9.2)%
Facilities management	25.6	22.6	3.0	13.3%	49.8	45.0	4.8	10.7%
Equipment and supplies sales	13.5	14.0	(0.5)	(3.6)%	25.8	27.5	(1.7)	(6.2)%

Total net sales	$109.6	$115.1	$(5.5)	(4.8)%	$216.1	$227.2	$(11.1)	(4.9)%

Gross profit	$35.7	$39.5	$(3.8)	(9.6)%	$69.1	$76.3	$(7.2)	(9.4)%
Selling, general and administrative expenses	$26.8	$28.2	$(1.4)	(5.0)%	$54.6	$55.3	$(0.7)	(1.3)%
Amortization of intangibles	$4.7	$2.6	$2.1	80.8%	$9.5	$5.2	$4.3	82.7%
Goodwill impairment	$23.3	$—	$23.3	100%	$23.3	$—	$23.3	100%
Interest expense, net	$7.7	$5.8	$1.9	32.8%	$15.9	$11.6	$4.3	37.1%
Income tax provision	$57.9	$1.3	$56.6	*	$54.3	$1.8	$52.5	*
Net (loss) income attributable to ARC	$(84.6)	$1.7	$(86.3)	*	$(88.3)	$2.4	$(90.7)	*
EBITDA	$(6.9)	$19.8	$(26.7)	(134.8)%	$6.5	$38.6	$(32.1)	(83.2)%

*	Not meaningful
Net Sales
Net sales decreased by 4.8% and 4.9% for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.
The decrease in net sales was primarily due to an overall decrease in construction industry spending, especially in the non-residential building segment.
Reprographics services. Reprographic services sales decreased by $8.0 million, or 10.2%, and $14.2 million, or 9.2%, during the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010.

Overall reprographics services sales nationwide were negatively affected by the lack of significant new construction activity in the AEC industry. The revenue category that was most affected was large-format black-and-white printing, as this revenue category is more closely tied to non-residential and residential construction activity. Large-format black-and-white printing revenues represented approximately 33% of reprographics services for the three and six months ended June 30, 2011; large-format black-and-white printing revenues decreased by approximately 19% and 18% for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010.
Large and small-format color printing in both the AEC market, and in the non-AEC market, comprised approximately 29% and 28% of our overall reprographics services sales for the three and six months ended June 30, 2011, respectively, as compared to approximately 25% during the same periods of 2010. Despite the weakness in the AEC industry, net sales of digital color printing services have increased approximately 3% and 4% for the three and six months ended June 30, 2011 compared to the same periods in 2010. We partly attribute this growth in digital color printing to the continuing marketing activity by our non-AEC customers and our focus in the non-AEC market.
We believe there is a growing demand for digital color printing services across all market segments due to increased equipment availability and lower production prices. We have branded a portion of our operations to address this growing demand for digital color printing. As of June 30, 2011, our new marketing unit, Riot Creative Imaging, features 11 dedicated production facilities in major metropolitan areas around the United States.
Facilities management. FM, or “on-site,” sales for the three and six months ended June 30, 2011, increased $3.0 million, or 13.3%, and $4.8 million, or 10.7%, respectively, as compared to the same periods in 2010. The number of FM accounts has remained stable at approximately 5,800 for the past 12 months, however we have experienced higher volumes from our stable customer base and attracted new large high volume customers, even as contracts have been cancelled or not renewed. FM revenue is derived from a single cost per square foot of printed material, similar to our traditional reprographics services sales. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong. By placing equipment on-site and billing on a per-use and per-project basis, the invoice continues to be issued by us, just as if the work was produced in one of our production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.
In addition, much of the growth in our FM business can be attributed to the increase in our managed print services (“MPS”) business, specifically from engagements with our larger clients. MPS is an expanded variation of our traditional FM services; FM’s serve the onsite reprographic needs of the customer, whereas MPS provides both the reprographic and non-reprographic onsite print needs of the customer.
Equipment and supplies sales. Equipment and supplies sales for the three and six months ended June 30, 2011 decreased $0.5 million, or 3.6% and $1.7 million, or 6.2%, respectively, as compared to the same periods in 2010. The decrease in equipment and supplies sales was primarily due to our Chinese operations, which experienced a reduction in year-over-year sales volume of $1.4 million for the six months ended June 30, 2011, partially due to increased competition for a major manufacturer’s reselling channel.
Gross Profit
Our gross profit and gross profit margin were $35.7 million, or 32.6%, respectively, during the three months ended June 30, 2011, during which time we experienced a year-over-year sales decline of $5.5 million. This compares to $39.5 million, or 34.3%, during the same period in 2010.
Our gross profit and gross profit margin were $69.1 million, or 32.0%, respectively, during the six months ended June 30, 2011, during which time we experienced a year-over-year sales decline of $11.1 million. This compares to $76.3 million, or 33.6%, during the same period in 2010.
Gross margins declined primarily due to higher materials costs as a percentage of color sales, the booking of a one-time inventory reserve, and a change in our product and service mix. Specifically, material costs as a percentage of sales for the three and six months ended June 30, 2011 as compared to the same period in 2010 increased by 210 basis points and 130 basis points, respectively. We believe the increase in material cost as a percentage of color sales is due in part, to our acceptance of some lower margin work to help gain market share in support of our new color Riot Creative Imaging brand. The inventory reserve was booked for aging equipment in China, and our business mix was affected by decreasing demand for large-format black and white printing, increasing demand for our color printing services, and FM and MPS revenue making up a larger portion of our overall sales than has been the case over the past three years.
In addition, unabsorbed labor costs resulting from the sales decline also resulted in lower margins for the six months ended June 30, 2011 compared to the same period in 2010. Specifically, labor as a percentage of revenue increased by 40 basis points during the six months ended June 30, 2011, as compared to the same period in 2010. In response to the overall decline in sales, we began reconfiguring our labor force to increase utilization in our operating regions and individual production locations in the later part of the first quarter of 2011. We benefited from these initiatives in the second quarter of 2011 resulting in a decrease of 30 basis points in labor as a percentage of revenue in the three months ended June 30, 2011, compared to the same period in 2010. We anticipate continued cost savings in future quarters.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.4 million, or 5.0%, during the three months ended June 30, 2011, compared to the same period in 2010.
Selling, general and administrative expenses decreased $0.7 million, or 1.3%, during the six months ended June 30, 2011, compared to the same period in 2010.
The decrease was primarily due to cost cutting initiatives implemented in 2011. General and administrative expenses in total decreased $1.3 million, or 7%, and $1.5 million, or 4%, for the three and six months ended June 30, 2011, respectively, compared to the same periods in 2010. This decrease was primarily driven by the reconfiguration of our labor force to increase utilization in our operating regions and individual production locations as noted above. The result was lower general and administrative compensation, which decreased by $0.8 million and $1.3 million for the three and six months ended June 30, 2011, compared to the same periods in 2010.
Despite the decrease in sales, sales compensation increased by $0.6 million during the six months ended June 30, 2011, as compared to the same period in 2010 as we hired additional sales personnel to implement new sales initiatives, such as Riot Creative Imaging, and our MPS offering.
Selling, general and administrative expenses as a percentage of net sales increased from 24.3% in the six months ended June 30, 2010 to 25.3% in the six months ended June 30, 2011. This increase was primarily due to the increase in sales compensation costs noted above, coupled with the sales decline.
Amortization of Intangibles
Amortization of intangibles increased by $2.1 million and $4.3 million for the three and six months ended June 30, 2011, compared to the same periods in 2010. This increase is due to the revised useful lives assigned to trade names during the fourth quarter of 2010.
Goodwill Impairment
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level. At June 30, 2011, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors, the current economic environment; the performance against plan of reporting units which previously had goodwill impairment; and revised forecasted future earnings. The results of our analysis indicated that six of our reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million. See “Critical Accounting Policies” section for further information related to our goodwill impairment test.
Interest Expense, Net
Net interest expense was $7.7 million and $15.9 million during the three and six months ended June 30, 2011, compared to $5.8 million and $11.6 million in the same periods in 2010. The increase in interest expense was primarily driven by the amortization of the amended interest rate swap (“The Amended Swap Transaction”), which was reclassified out of Accumulated Other Comprehensive Loss into earnings as a result of the de-designation from hedge accounting on December 1, 2010, which totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2011, respectively. We also incurred a higher effective interest rate due to the issuance of the 10.5% senior unsecured notes (the “Notes”) on December 1, 2010, resulting in additional interest expense of $1.2 million and $2.3 million for the three and six months ended June 30, 2011. These increases were partially offset by a reduction in the average debt balance of $22.8 million from the six months ended June 30 2010 to the six months ended June 30, 2011.
Income Taxes
Our effective income tax rate increased to 215.9% and 158.9% for the three and six months ended June 30, 2011 from 42.4% and 42.5% for the same periods in 2010. The increase is primarily due to the establishment of a $64.3 million valuation allowance against certain of our deferred tax assets during the three and six months ended June 30, 2011. The valuation allowance represents a non-cash tax expense in our Statement of Operations. The deferred tax assets remain available to us for use in future profitable quarters.
During the first quarter of 2011, the audit of our 2008 federal income tax return by the Internal Revenue Service was finalized and resulted in no adjustments. Due to this final result and other pertinent factors, we derecognized our liability for an uncertain tax position of $1.5 million and related accrued interest of $0.1 million, which had an impact on our income tax provision for the six months ended June 30, 2011.
Noncontrolling Interest
Net loss (income) attributable to noncontrolling interest represents 35% of the income or loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.

Net Loss Attributable to ARC
Net loss attributable to ARC was $84.6 million and $88.3 million during the three and six months ended June 30, 2011, respectively, compared to net income attributable to ARC of $1.7 million and $2.4 million in the same periods in 2010. The net loss attributable to ARC in 2011 is primarily due to the establishment of a valuation allowance on deferred tax assets, the goodwill impairment as of June 30, 2011 and the decrease in sales and gross margins described above.
EBITDA
EBITDA margin decreased to (6.3)% and 3.0% during the three and six months ended June 30, 2011, respectively, compared to 17.2% and 17.0% during the same periods in 2010. Excluding the impact of the goodwill impairment and stock based compensation, our adjusted EBITDA margin was 16.7% and 15.3% for the three and six months ended June 30, 2011, respectively. Adjusted EBITDA margin for the three and six months ended June 30, 2011 compared to 2010 was negatively affected by the decrease in gross profit described above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of June 30, 2011 was $21.9 million. Of this amount, $12.4 million was held in foreign countries. Specifically, $12.0 million was held in China and is considered a permanent investment in UDS.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended
	June 30,
(In thousands)	2011	2010
Net cash provided by operating activities	$11,873	$27,746
Net cash used in investing activities	$(16,704)	$(1,932)
Net cash provided by (used in) financing activities	$140	$(21,540)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges. The decrease in cash flows from operations was due to the decline in sales and related profits, a decrease in accrued liabilities, an increase in interest expense, and an increase in accounts receivable. The decrease in accrued liabilities was primarily driven by the fact that accrued payroll expense for June 2011 consisted of four days, compared to 13 days in June 2010. The increase in accounts receivable was driven by the increase in sales in the second quarter of 2011 compared to the fourth quarter of 2010, and an increase in days sales outstanding (“DSO”) from 46 days as of June 30, 2010 to 50 days as of June 30, 2011. With the continued slowdown in the AEC industry, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2011 and 2012, it will significantly impact our cash flows from operations in the future. Inventory balances primarily increased due to timing of equipment sales in our Chinese operations.
Investing Activities
Net cash used in investing activities of $16.7 million for the six months ended June 30, 2011 relates to capital expenditures of $7.6 million plus payment to terminate the Amended Swap Transaction of $9.7 million, partially offset by $0.6 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets.
Financing Activities
Net cash of $0.1 million provided by financing activities during the six months ended June 30, 2011 primarily relates to borrowings under our revolving credit facilities of $14.6 million, which included $13.8 million under the $50 million credit agreement (the “2010 Credit Agreement”), offset by scheduled payments under capital leases and seller notes of $14.1 million. Borrowings under the 2010 Credit Agreement were used in part, to terminate the Amended Swap Transaction of $9.7 million.

Our cash position, working capital, and debt obligations as of June 30, 2011 and December 31, 2010 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	June 30,	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$21,907	$26,293
Working capital	$36,231	$22,387

Borrowings from senior secured credit facility and Notes (1)	$209,759	$195,692
Other debt obligations	35,894	43,932

Total debt obligations	$245,653	$239,624

(1)	Notes, net of discount of $4,041 and $4,308 at June 30, 2011 and December 31, 2010, respectively.
The increase of $13.8 million in working capital in 2011 was due to an increase in other current assets of $13.9 million, an increase in accounts receivable of $8.4 million, a decrease in accrued liabilities of $10.6 million, partially offset by an increase in the current portion of long-term debt of $8.8 million and a decrease in deferred income taxes of $7.2 million. The increase in other current assets is primarily attributed to an increase in income taxes receivable related to our intent to carryback 2010 tax losses. The increase in accounts receivable is due to the increase in sales in May and June 2011, as compared to November and December 2010, as well as the increase in DSO from 45 days as of December 31, 2010 to 50 days as of June 30, 2011. The decrease in accrued liabilities is primarily related to the payment upon termination of the Amended Swap Transaction, which was paid using borrowings from the 2010 Credit Agreement. Borrowings under the 2010 Credit Agreement are offset by the $4.2 million decrease in the current portion of seller notes. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $21.9 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to the 2010 Credit Agreement.
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
Debt Obligations
10.5% Senior Notes due 2016
On December 1, 2010 (the “Closing Date”), we completed a private placement of 10.5% senior unsecured notes due 2016.
The Notes have an aggregate principal amount of $200 million. The Notes are general unsecured senior obligations and are subordinate to all of our existing and future senior secured debt to the extent of the assets securing such debt. Our obligations under the Notes are jointly and severally guaranteed by all of our domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. We will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.
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
Exchange Offer. Pursuant to a registered exchange offer in May 2011, the Company offered to exchange up to $200 million aggregate principal amount of the Notes, for new notes that were registered under the Securities Act of 1933, as amended. The terms of such registered notes are the same as the terms of the Notes, except that they are now registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable to the registered notes. The Company accepted the exchange of $200 million aggregate principal amounts of the Notes that were properly tendered.
2010 Credit Agreement
On the Closing Date, our company and certain of our subsidiaries also entered into the 2010 Credit Agreement and paid off in full amounts outstanding under our prior credit agreement.
The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million is available for the issuance of letters of credit. The revolving line of credit is available on a revolving basis during the period commencing after the Closing Date and ending on December 1, 2015 and is secured by substantially all of our assets and certain of our subsidiaries. Advances under the revolving line of credit are subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. We may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the terms and conditions contained in the 2010 Credit Agreement.
The obligations under the 2010 Credit Agreement are guaranteed by our domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of our and domestic subsidiaries’ personal and real property.
Advances under the 2010 Credit Agreement bear interest at LIBOR plus the “applicable rate.” The initial applicable is 2.00%. The applicable rate is determined based upon our consolidated leverage ratio with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. During the continuation of certain events of default, all amounts due under the 2010 Credit Agreement bear interest at 4.0% above the rate otherwise applicable. In addition, we are required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than or equal to 3.00x, the unused commitment fee is 0.20%, (ii) less than or equal to 2.99x but greater than or equal to 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
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
As of June 30, 2011, we were in compliance with the financial incurrence-based covenants under the Notes and financial maintenance-based covenants under the 2010 Credit Agreement. Our trailing twelve months key financial covenant ratios under the 2010 Credit Agreement as of June 30, 2011 were 1.82:1.00 for minimum interest coverage, 3.76:1.00 for maximum total leverage and 0.69:1.00 for maximum senior secured leverage.
As of June 30, 2011, we expect to remain in compliance through the respective terms of our Notes and 2010 Credit Agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the minimum required profitability levels not be achieved. If we default on the covenants under the 2010 Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the 2010 Credit Agreement, which would have a material adverse effect on our business and financial condition.
As of June 30, 2011, standby letters of credit aggregated to $3.9 million. The standby letters of credit under the 2010 Credit Agreement and borrowing of $13.8 million reduced our borrowing availability under the 2010 Credit Agreement to $32.3 million.
Foreign Credit Facility
In the second quarter of 2011, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”) entered into one-year revolving credit facility. The facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.2 million as of June 30, 2011. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.
Interest Rate Swap Transaction
On December 19, 2007, we entered into an interest rate swap transaction (the “Swap Transaction”) in order to hedge the floating interest rate risk on our long term variable rate debt. Under the terms of the Swap Transaction, we were required to make quarterly fixed rate payments to the counterparty calculated based on an initial notional amount of $271.6 million at a fixed rate of 4.1375%, while the counterparty was obligated to make quarterly floating rate payments to us based on the three month LIBOR. The notional amount of the Swap Transaction was scheduled to decline over the term of the then existing term loan facility consistent with the scheduled principal payments. The Swap Transaction had an effective date of March 31, 2008 and an original termination date of December 6, 2012.
On October 2, 2009, we amended the Swap Transaction. We entered into the Amended Swap Transaction in order to reduce the notional amount under the initial Swap Transaction from $271.6 million to $210.8 million to hedge our then-existing variable interest rate debt under our previous credit agreement.
In connection with the issuance of the Notes, the Amended Swap Transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the Amended Swap Transaction had a negative fair value of $9.7 million of which all was recorded in accrued expenses. On January 3, 2011, the Amended Swap Transaction was terminated and settled. For further information, see Note 9 “Derivatives and Hedging Transactions”.
Capital Leases
As of June 30, 2011, we had $31.1 million of capital lease obligations outstanding, with a weighted average interest rate of 8.7% and maturities between 2011 and 2016.

Seller Notes
As of June 30, 2011, we had $3.9 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2011 and 2013. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of June 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2011, we had potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 in the total amount of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. These earnout payments are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
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
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. At June 30, 2011, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the current economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. The results of our analysis indicated that six of our reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill.

Goodwill impairment testing is a two-step process. Step one involves comparing the fair value of our reporting units to their carrying amount. If the carrying amount of a reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill by deducting the fair value of all tangible and intangible assets, excluding goodwill, of the reporting unit from the fair value of the reporting unit as determined in step one. The implied fair value of goodwill determined in this step is compared to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, an impairment loss is recognized equal to the difference.
We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The estimated fair value of our reporting units were based upon a projected EBITDA margin, which is anticipated to have a slight increase from 2011 to 2012, followed by year over year increases of approximately 150 — 300 basis points in 2013 through 2015, with stabilization in 2016. These projections are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. These cash flows are discounted using a weighted average cost of capital ranging from 12% to 14%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach outlined above.
The results of step one of the goodwill impairment test, as of June 30, 2011, were as follows:

	Number of
	Reporting	Representing
(Dollars in thousands)	Units	Goodwill of
No goodwill balance	12	$—
Reporting units failing step one that continue to carry a goodwill balance	6	29,436
Fair value of reporting unit exceeds its carrying value by 5% - 20%	3	88,654
Fair value of reporting unit exceeds its carrying value by 20% - 40%	7	59,988
Fair value of reporting unit exceeds its carrying value by more than 40%	8	93,346

	36	$271,424

Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2011 and beyond, assuming all other assumptions remain constant, would not result in any additional reporting units proceeding to step two of the analysis. However, the decrease of projected EBITDA in 2011 and subsequent years would have resulted in an additional impairment charge of $2.4 million for those reporting units that were evaluated in step two.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in one additional reporting unit proceeding to step two of the analysis, and a further impairment of approximately $22.6 million.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of June 30, 2011, will prove to be accurate predictions of the future. If our assumptions regarding forecasted EBITDA margins of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2011, or following that, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine the deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence that a valuation allowance was needed, and therefore established a $64.3 million valuation allowance on certain of our deferred tax assets.

In future quarters we will evaluate our results to determine whether we will generate sufficient taxable income to utilize our deferred tax assets, and whether a partial or full valuation allowance will be required. Should we generate sufficient taxable income, however, we may reverse a portion or all of the then current valuation allowance.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.
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
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements.
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
As of June 30, 2011, we had $245.7 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates, except for the $13.8 million outstanding on our revolving credit facility.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2011, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

10.1
Executive Employment Agreement, dated July 18, 2011, by and between American Reprographics Company and John Toth (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2011).

10.2	Indemnification Agreement by and between American Reprographics Company and John E.D. Toth (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2011).

10.3	Indemnification Agreement by and between American Reprographics Company and Jorge Avalos (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 1, 2011).

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 9, 2011

AMERICAN REPROGRAPHICS COMPANY
/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Executive Employment Agreement, dated July 18, 2011, by and between American Reprographics Company and John Toth (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 18, 2011).

10.2	Indemnification Agreement by and between American Reprographics Company and John E.D. Toth (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 1, 2011).

10.3	Indemnification Agreement by and between American Reprographics Company and Jorge Avalos (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 1, 2011).

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

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith