Form 10-Q
period 2011-09-30
American Reprographics CO
filed 2011-11-07
CIK 1305168

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of November 2, 2011, there were 46,235,743 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY
Form 10-Q
For the Quarter Ended September 30, 2011

FORWARD-LOOKING STATEMENTS
This Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “targets,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to American Reprographics Company (“the Company”) are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.
Except where otherwise indicated, the statements made in this Form 10-Q are made as of the date we filed this report with the United States Securities and Exchange Commission (“SEC”) and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Forms 10-K, Forms 10-Q, and Forms 8-K, and any amendments thereto, as well as our proxy statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(In thousands, except per share amounts) (Unaudited)	2011	2010

Assets

Current assets:
Cash and cash equivalents	$25,954	$26,293
Accounts receivable, net of allowances for accounts receivable of $3,578 and $4,030	60,956	52,619
Inventories, net	10,880	10,689
Deferred income taxes	—	7,157
Prepaid expenses	4,589	4,074
Other current assets	19,609	6,870

Total current assets	121,988	107,702
Property and equipment, net of accumulated depreciation of $188,086 and $211,875	55,407	59,036
Goodwill	229,315	294,759
Other intangible assets, net	49,701	62,643
Deferred financing costs, net	4,561	4,995
Deferred income taxes	1,347	37,835
Other assets	2,120	2,115

Total assets	$464,439	$569,085

Liabilities and Equity

Current liabilities:
Accounts payable	$22,931	$23,593
Accrued payroll and payroll-related expenses	9,759	7,980
Accrued expenses	24,983	30,134
Current portion of long-term debt and capital leases	26,648	23,608

Total current liabilities	84,321	85,315
Long-term debt and capital leases	211,954	216,016
Deferred income taxes	26,070	—
Other long-term liabilities	3,073	5,072

Total liabilities	325,418	306,403

Commitments and contingencies (Note 6)
Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 and 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,236 and 46,183 shares issued, and 46,236 and 45,736 shares outstanding	46	46
Additional paid-in capital	99,698	96,251
Retained earnings	35,720	173,459
Accumulated other comprehensive loss	(2,722)	(5,541)

	132,742	264,215

Less cost of common stock in treasury, 0 and 447 shares	—	7,709

Total American Reprographics Company stockholders’ equity	132,742	256,506
Noncontrolling interest	6,279	6,176

Total equity	139,021	262,682

Total liabilities and equity	$464,439	$569,085

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts) (Unaudited)	2011	2010	2011	2010

Reprographics services	$65,529	$72,709	$206,011	$227,419
Facilities management	25,505	22,602	75,304	67,632
Equipment and supplies sales	13,758	14,110	39,571	41,619

Total net sales	104,792	109,421	320,886	336,670
Cost of sales	70,868	74,403	217,881	225,346

Gross profit	33,924	35,018	103,005	111,324

Selling, general and administrative expenses	23,533	26,612	78,169	81,912
Amortization of intangible assets	4,654	2,466	14,119	7,659
Goodwill impairment	42,109	38,263	65,444	38,263

Loss from operations	(36,372)	(32,323)	(54,727)	(16,510)

Other income	(27)	(52)	(88)	(129)
Interest expense, net	7,743	5,614	23,609	17,256

Loss before income tax (benefit) provision	(44,088)	(37,885)	(78,248)	(33,637)
Income tax (benefit) provision	(2,392)	(12,668)	51,872	(10,862)

Net loss	(41,696)	(25,217)	(130,120)	(22,775)
(Income) loss attributable to noncontrolling interest	(61)	73	90	27

Net loss attributable to American Reprographics Company	$(41,757)	$(25,144)	$(130,030)	$(22,748)

Loss per share attributable to American Reprographics Company shareholders:
Basic	$(0.92)	$(0.56)	$(2.87)	$(0.50)

Diluted	$(0.92)	$(0.56)	$(2.87)	$(0.50)

Weighted average common shares outstanding:
Basic	45,416	45,224	45,366	45,191
Diluted	45,416	45,224	45,366	45,191
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)

	American Reprographics Company Shareholders
					Accumulated
	Common Stock		Additional		Other	Common
		Par	Paid-in	Retained	Comprehensive	Stock in	Noncontrolling
(In thousands) (Unaudited)	Shares	Value	Capital	Earnings	Loss	Treasury	Interest	Total
Balance at December 31, 2009	45,665	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024
Stock-based compensation	29	—	4,371	—	—	—	—	4,371
Issuance of common stock under Employee Stock Purchase Plan	7	—	51	—	—	—	—	51
Stock options exercised	23	—	125	—	—	—	—	125
Tax benefit from stock-based compensation	—	—	21	—	—	—	—	21
Comprehensive loss:
Net loss	—	—	—	(22,748)	—	—	(27)	(22,775)
Foreign currency translation adjustments	—	—	—	—	314	—	159	473
Loss on derivative, net of tax effect	—	—	—	—	(119)	—	—	(119)

Comprehensive loss:								(22,421)

Balance at September 30, 2010	45,724	$46	$94,550	$178,213	$(7,078)	$(7,709)	$6,149	$264,171

	American Reprographics Company Shareholders
					Accumulated
	Common Stock		Additional		Other	Common
		Par	Paid-in	Retained	Comprehensive	Stock in	Noncontrolling
(In thousands) (Unaudited)	Shares	Value	Capital	Earnings	Loss	Treasury	Interest	Total
Balance at December 31, 2010	45,736	$46	$96,251	$173,459	$(5,541)	$(7,709)	$6,176	$262,682
Stock-based compensation	475	—	3,775	—	—	—	—	3,775
Issuance of common stock under Employee Stock Purchase Plan	8	—	33	—	—	—	—	33
Stock options exercised	17	—	108	—	—	—	—	108
Tax deficiency from stock-based compensation, net of tax benefit	—	—	(469)	—	—	—	—	(469)
Retirement of 447 treasury shares	—	—	—	(7,709)	—	7,709	—	—
Comprehensive loss:
Net loss	—	—	—	(130,030)	—	—	(90)	(130,120)
Foreign currency translation adjustments	—	—	—	—	82	—	193	275
Amortization of derivative, net of tax effect	—	—	—	—	2,737	—	—	2,737

Comprehensive loss:								(127,108)

Balance at September 30, 2011	46,236	$46	$99,698	$35,720	$(2,722)	$—	$6,279	$139,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands) (Unaudited)	2011	2010	2011	2010

Cash flows from operating activities

Net loss	$(41,696)	$(25,217)	$(130,120)	$(22,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	329	281	746	598
Depreciation	7,057	8,291	22,244	25,862
Amortization of intangible assets	4,654	2,466	14,119	7,659
Amortization of deferred financing costs	225	389	662	1,159
Amortization of bond discount	140	—	407	—
Goodwill impairment	42,109	38,263	65,444	38,263
Stock-based compensation	517	1,453	3,775	4,371
Excess tax benefit related to stock-based compensation	—	—	(31)	(38)
Deferred income taxes	(5,009)	(9,914)	3,506	(9,750)
Deferred tax valuation allowance	1,379	—	65,719	—
Amortization of derivative, net of tax effect	871	—	2,737	—
Other non-cash items, net	(463)	416	(640)	102
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	206	751	(8,499)	(5,033)
Inventory	1,084	829	36	(456)
Prepaid expenses and other assets	942	(3,582)	(13,105)	(5,516)
Accounts payable and accrued expenses	5,272	(4,164)	2,490	3,562

Net cash provided by operating activities	17,617	10,262	29,490	38,008

Cash flows from investing activities

Capital expenditures	(4,316)	(2,919)	(11,938)	(5,696)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(500)	—	(500)
Payment for swap transaction	—	—	(9,729)	—
Other	278	(91)	925	754

Net cash used in investing activities	(4,038)	(3,510)	(20,742)	(5,442)

Cash flows from financing activities

Proceeds from stock option exercises	—	—	108	125
Proceeds from issuance of common stock under Employee Stock Purchase Plan	8	21	31	37
Excess tax benefit related to stock-based compensation	—	—	31	38
Payments on long-term debt agreements and capital leases	(5,618)	(10,607)	(19,719)	(32,203)
Net (repayments) borrowings under revolving credit facilities	(3,798)	(327)	10,822	(450)
Payment of loan fees	(127)	—	(668)	—

Net cash used in financing activities	(9,535)	(10,913)	(9,395)	(32,453)

Effect of foreign currency translation on cash balances	3	243	308	265

Net change in cash and cash equivalents	4,047	(3,918)	(339)	378
Cash and cash equivalents at beginning of period	21,907	33,673	26,293	29,377

Cash and cash equivalents at end of period	$25,954	$29,755	$25,954	$29,755

Supplemental disclosure of cash flow information
Noncash investing and financing activities

Noncash transactions include the following:
Capital lease obligations incurred	$2,023	$2,408	$7,476	$6,802
Liabilities in connection with the acquisition of businesses	$1,371	$—	$1,371	$—
Net gain (loss) on derivative, net of tax effect	$—	$55	$—	$(119)
The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Description of Business and Basis of Presentation
American Reprographics Company (“ARC” or the “Company”) is the largest reprographics company in the United States providing business-to-business document management services primarily to the architectural, engineering and construction (“AEC”) industry. ARC also provides these services to companies in non-AEC industries, such as aerospace, technology, financial services, retail, entertainment, and food and hospitality, that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
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
The Company reclassified certain amounts in the prior year financial statements to conform to the current presentation. This reclassification had no effect on the Condensed Consolidated Statement of Operations, as previously reported. The Company reclassified $4,074 from prepaid expenses and other current assets at December 31, 2010 to a separate prepaid expenses caption in order to conform to the current presentation.
These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2010 Form 10-K.
Recently Adopted Accounting Pronouncements
In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29. The amendments in this update affect any public entity as defined by ASC 805, Business Combinations, that enters into business combinations that are material on an individual or aggregate basis. The objective in this update is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The Company adopted provisions of ASU 2010-29 effective January 1, 2011, which did not have a material effect on its Consolidated Financial Statements. The Company has not had any material business combinations in 2011.
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

Recent Accounting Pronouncements Not Yet Adopted
In September 2011, the FASB issued ASU 2011-08. The new guidance provides an entity the option, when testing for goodwill impairment, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing a qualitative assessment, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment, and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The new guidance will be effective for the Company beginning January 1, 2012.
In June 2011, the FASB issued ASU 2011-05. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or present net income and other comprehensive income in two separate but consecutive statements. The new guidance will be effective for the Company beginning January 1, 2012 and will have presentation changes only.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, formerly SFAS No. 128, Earnings per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2011 and 2010, stock options for 2.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 were calculated using the following common shares:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Weighted average common shares outstanding — basic	45,416	45,224	45,366	45,191
Effect of dilutive impact on equity-based compensation awards	—	—	—	—

Weighted average common shares outstanding — diluted	45,416	45,224	45,366	45,191

3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
The Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At September 30, 2011, the Company performed its annual goodwill impairment analysis, which indicated that nine of its 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of the Company’s senior notes (resulting in a higher yield) and a decline of the Company’s stock price during the third quarter, the Company concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of its reporting units as of September 30, 2011. The increase in the Company’s WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.
At June 30, 2011, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. The Company’s analysis indicated that six of its 36 reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million.
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
The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which is intended to reflect the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The Company considered market information in assessing the reasonableness of the fair value under the income approach outlined above.
Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing as of September 30, 2011 regarding the duration of the lack of significant new construction activity in the AEC industry, or the timing or strength of general economic recovery, will prove to be accurate predictions of the future. If the Company’s assumptions regarding forecasted EBITDA of certain reporting units are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2012, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 805) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The changes in the carrying amount of goodwill from January 1, 2010 through September 30, 2011 are summarized as follows:

		Accumulated	Net
	Gross	Impairment	Carrying
(In thousands)	Goodwill	Loss	Amount

January 1, 2010	$405,054	$72,536	$332,518
Additions	500	—	500
Goodwill impairment	—	38,263	(38,263)
Translation adjustment	4	—	4

December 31, 2010	405,558	110,799	294,759
Additions	—	—	—
Goodwill impairment	—	65,444	(65,444)

September 30, 2011	$405,558	$176,243	$229,315

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments.
See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the process and assumptions used in the goodwill impairment analysis.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available.
The reporting units of the Company have been negatively impacted by the decline in commercial and residential construction. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment. Based on these assessments in 2011, there was no impairment as of September 30, 2011.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence around the country. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names will be used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in the three and nine months ended September 30, 2011 was an increase in amortization expense of approximately $2.4 million and $7.1 million, respectively. Trade names are amortized using the straight-line method. The latest the Company expects to fully retire original trade names is April 2012.
Non-competition agreements are amortized over their term on a straight-line basis.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2011 and December 31, 2010 which continue to be amortized:

	September 30, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
(In thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Amortizable other intangible assets
Customer relationships	$97,474	$54,495	$42,979	$96,359	$48,301	$48,058
Trade names and trademarks	20,317	13,607	6,710	20,294	5,736	14,558
Non-competition agreements	100	88	12	100	73	27

	$117,891	$68,190	$49,701	$116,753	$54,110	$62,643

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2011 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

(In thousands)

2011	$4,618
2012	10,957
2013	6,536
2014	5,701
2015	5,168
Thereafter	16,721

$49,701

4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax benefit of $2.4 million in relation to a pretax loss of $44.1 million, and an income tax provision of $51.9 million in relation to a pretax loss of $78.2 million for the three and nine months ended September 30, 2011, respectively. For the three months ended September 30, 2011, the low income tax benefit was primarily due to the impact of a stock basis goodwill impairment charge of $27.1 million, which is nondeductible for U.S. income tax purposes, and an additional valuation allowance of $1.4 million recorded against certain deferred tax assets recognized in the same period. For the nine months ended September 30, 2011, the income tax provision of $51.9 million is primarily due to the establishment of a $65.7 million non-cash valuation allowance against certain of the Company’s deferred tax assets as discussed below.
During the first quarter of 2011, the audit of the Company’s 2008 federal income tax return by the Internal Revenue Service was finalized and resulted in no adjustments. Due to this final result and other pertinent factors, the Company derecognized its liability for an uncertain tax position of $1.5 million and related accrued interest of $0.1 million.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryforward periods for operating losses and tax credit carryforwards; and available tax planning alternatives. As of September 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed, and therefore established a $65.7 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.3 million as of September 30, 2011 are considered to be more likely than not to be realized. The valuation allowance of $65.7 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $16.4 million as of September 30, 2011 included in other current assets in its consolidated balance sheet primarily relating to 2010 losses that were be carried back to 2008.

5. Long-Term Debt
Long-term debt consists of the following:

	September 30,	December 31,
(In thousands)	2011	2010

Borrowings from foreign revolving credit facility; 6.0% interest rate at September 30, 2011	$1,022	$—
Borrowings from a domestic revolving credit facility; 2.3% interest rate at September 30, 2011	9,800	—
10.5% senior notes due 2016, net of bond discount of $3,902 and $4,308	196,098	195,692
Various subordinated notes payable; weighted average interest rate of 6.1% and 6.2%; principal and interest payable monthly through September 2014	2,620	8,635
Various capital leases; weighted average interest rate of 8.5% and 8.8%; principal and interest payable monthly through November 2016	29,062	35,297

	238,602	239,624
Less current portion	(26,648)	(23,608)

	$211,954	$216,016

10.5% Senior Notes due 2016
On December 1, 2010, the Company completed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”).
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
The Company received gross proceeds of $195.6 million from the Notes offering. In connection with the issuance of the Notes, the Company entered into an indenture (the “Indenture”). The Notes were offered only to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and outside the United States to non-U.S. persons pursuant to Regulation S under the Securities Act.
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
Other Covenants. The Indenture contains covenants that limit, among other things, the Company’s and certain of its subsidiaries’ ability to (1) incur certain additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into certain transactions with affiliates, (5) create liens, (6) declare or pay any dividend or make any other distributions, (7) make certain investments, and (8) merge or consolidate with another person.
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
Exchange Offer. Pursuant to a registered exchange offer in May 2011, the Company offered to exchange up to $200 million aggregate principal amount of the Notes, for new notes that were registered under the Securities Act. The terms of the registered notes are the same as the terms of the Notes, except that they are registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable. The Company accepted the exchange of $200 million aggregate principal amounts of the Notes that were properly tendered in the exchange offer.

2010 Credit Agreement
In connection with the issuance of the Notes, the Company and certain of its subsidiaries also entered into a $50 million credit agreement (the “2010 Credit Agreement”) and paid off in full amounts outstanding under its prior credit agreement.
The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million is available for the issuance of letters of credit. The line of credit is available on a revolving basis until December 1, 2015 and is secured by substantially all of the assets of the Company and certain of its subsidiaries. Advances under the revolving line of credit are subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. The Company may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the terms of the 2010 Credit Agreement.
The Company’s obligations under the 2010 Credit Agreement are guaranteed by its domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of the Company’s and the domestic subsidiaries’ personal and real property.
Advances under the 2010 Credit Agreement bear interest at LIBOR plus the applicable rate. The applicable rate is determined based upon the consolidated leverage ratio for the Company with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. The initial applicable rate is 2.00%. During the continuation of certain events of default, all amounts due under the 2010 Credit Agreement bear interest at 4.0% above the rate otherwise applicable. In addition, the Company is required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than or equal to 3.00x, the unused commitment fee is 0.20%, (ii) less than or equal to 2.99x but greater than or equal to 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.
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
The 2010 Credit Agreement also contains covenants which, subject to certain exceptions, restrict the Company’s ability to incur additional debt, grant liens or guaranty other indebtedness, pay dividends, redeem stock, pay or redeem subordinated indebtedness, make investments or capital expenditures, dispose or acquire assets, dispose of equity interests in subsidiaries, enter into any merger, sale of assets, consolidation or liquidation transaction, or engage in transactions with stockholders and affiliates. Covenants in the 2010 Credit Agreement also require the Company to provide periodic financial reports to the lender, observe certain practices and procedures with respect to the collateral pledged as security, comply with applicable laws and maintain and preserve the Company and its subsidiaries’ properties and insurance.
As of September 30, 2011, the Company was in compliance with the financial incurrence-based covenants under the Notes and financial maintenance-based covenants under the 2010 Credit Agreement. The Company’s trailing twelve months key financial covenant ratios under the 2010 Credit Agreement as of September 30, 2011 were 1.80:1.00 for minimum interest coverage, 3.68:1.00 for maximum total leverage and 0.60:1.00 for maximum senior secured leverage.
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

As of September 30, 2011, standby letters of credit totaling $3.9 million had been issued. The standby letters of credit and borrowings under the 2010 Credit Agreement reduced the Company’s borrowing availability under its 2010 Credit Agreement to $36.3 million.
Foreign Credit Facility
In the second quarter of 2011, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”) entered into a one-year revolving credit facility. This facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.2 million as of September 30, 2011. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.
Interest Rate Swap Transaction
On December 19, 2007, the Company entered into an interest rate swap transaction in order to hedge the floating interest rate risk on the Company’s long term variable rate debt.
In connection with the issuance of the Notes, the swap transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the swap transaction had a negative fair value of $9.7 million, all of which was recorded in accrued expenses. On January 3, 2011, the swap transaction was terminated and settled. For further information, see Note 9 “Derivatives and Hedging Transactions”.
6. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2011, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
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

7. Comprehensive Loss
The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the swap transaction, net of taxes. The swap transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Company’s previous credit agreement. At that time, the fair value of the swap transaction was computed and the effective portion is recorded in other comprehensive income and will be amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.
The differences between net loss and comprehensive loss attributable to ARC for the three and nine months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Net loss	$(41,696)	$(25,217)	$(130,120)	$(22,775)
Foreign currency translation adjustments	(308)	423	275	473
Gain (loss) on derivative, net of tax effect	871	55	2,737	(119)

Comprehensive loss	(41,133)	(24,739)	(127,108)	(22,421)
Comprehensive income attributable to noncontrolling interest	(127)	(86)	(103)	(132)

Comprehensive loss attributable to American Reprographics Company	$(41,260)	$(24,825)	$(127,211)	$(22,553)

Asset and liability accounts of foreign operations are translated into U.S. dollars, the Company’s functional currency, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal period.
8. Stock-Based Compensation
The Company adopted the American Reprographics Company 2005 Stock Plan (the “Stock Plan”) in February 2005. The Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5,000,000 shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 300,000 shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of September 30, 2011, 2,308,903 shares remain available for issuance under the Stock Plan.
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
During the nine months ended September 30, 2011, the Company granted options to acquire a total of 54,836 shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the respective dates of grant. In addition, the Company granted 465,444 shares of restricted stock to certain key employees, and 5,587 shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective dates the restricted stock was granted.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.5 million and $1.5 million for the three months ended September 30, 2011 and 2010, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $3.8 million and $4.4 million for the nine months ended September 30, 2011 and 2010, respectively.
As of September 30, 2011, total unrecognized compensation cost related to unvested stock-based payments totaled $5.2 million and is expected to be recognized over a weighted-average period of 3.3 years.
9. Derivatives and Hedging Transactions
As of September 30, 2011, the Company was not party to any derivative or hedging transactions.

As of December 31, 2010, the Company was party to a swap transaction, in which the Company exchanged its floating-rate payments for fixed-rate payments. As of December 1, 2010, the swap transaction was de-designated upon issuance of the Notes and payoff of the Company’s previous credit agreement. The swap transaction no longer qualified as a cash flow hedge under ASC 815, as all the floating-rate debt was extinguished. The swap transaction qualified as a cash flow hedge up to November 30, 2010. On January 3, 2011, the Company terminated and settled the swap transaction.
As of September 30, 2011, $4.8 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the swap transaction which was scheduled to end in December 2012. Over the next 12 months, the Company will amortize $4.4 million from AOCL to interest expense.
The following table summarizes the fair value and classification on the interim Condensed Consolidated Balance Sheets of the swap transaction as of December 31, 2010:

		Fair Value
	Balance Sheet	December 31,
(In thousands)	Classification	2010

Derivative not designated as hedging instrument under ASC 815
Swap transaction	Accrued expenses	$9,729
The following table summarizes the gain (loss) recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and nine months ended September 30, 2010:

	Amount of Gain or (Loss) Recognized in AOCL on
	Derivative
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2010	September 30, 2010

Derivative in ASC 815 cash flow hedging relationship
Swap transaction	$92	$(234)
Tax effect	(37)	115

Swap transaction, net of tax effect	$55	$(119)

The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)				(ineffective portion)
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
(In thousands)	2011	2010	2011	2010	2011	2010	2011	2010

Location of Gain or (Loss) Reclassified from AOCL into Income
Interest expense	$(1,389)	$(1,841)	$(4,369)	$(5,775)	$—	$(44)	$—	$(150)
The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the three and nine months ended September 30, 2011:

	Amount of Loss Recognized in Income on
	Derivative
	Three Months Ended	Nine Months Ended
(In thousands)	September 30, 2011	September 30, 2011

Derivative not designated as hedging instrument under ASC 815
Swap transaction	$—	$(120)

Tax effect	—	45

Swap transaction, net of tax effect	$—	$(75)

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
The Company has also included additional required disclosures about the Company’s swap transaction in Note 9 “Derivatives and Hedging Transactions.”
The swap transaction is valued at fair value with the use of an income approach based on current market interest rates using a discounted cash flow model and an adjustment for counterparty risk. This model reflects the contractual terms of the derivative instrument, including the time to maturity and debt repayment schedule, and market-based parameters such as interest rates and yield curves. This model does not require significant judgment, and the inputs are observable. Thus, the derivative instrument is classified within Level 2 of the valuation hierarchy. The Company terminated and settled the swap transaction on January 3, 2011.
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the nine months ended September 30, 2011:

	Significant Other Unobservable Inputs
	September 30, 2011
(In thousands)	Level 3	Total Losses

Nonrecurring Fair Value Measure
Goodwill	$229,315	$65,444
In accordance with the provisions of ASC 350, goodwill was written down to its implied fair value of $229.3 million as of September 30, 2011, resulting in an impairment charge of $65.4 million during the nine months ended September 30, 2011. See Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions” for further information regarding the process of determining the implied fair value of goodwill.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheets were $9.8 million as of September 30, 2011, and are carried at cost and approximate fair value, due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of September 30, 2011 for its Notes is $200.0 million and $2.6 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes is $194.0 million as of September 30, 2011 and the fair value and for its subordinated notes payable is $2.5 million as of September 30, 2011.
Interest rate hedge agreements: The fair value of the interest rate swap was based on market interest rates using a discounted cash flow model and an adjustment for counterparty risk.
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

Condensed Consolidating Balance Sheet
September 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and cash equivalents	$—	$14,331	$11,623	$—	$25,954
Accounts receivable, net	—	53,564	7,392	—	60,956
Intercompany operations	295	4,461	(4,756)	—	—
Inventories, net	—	7,841	3,039	—	10,880
Prepaid expenses	13	3,073	1,503	—	4,589
Other current assets	—	18,529	1,080	—	19,609

Total current assets	308	101,799	19,881	—	121,988
Property and equipment, net	—	48,077	7,330	—	55,407
Goodwill	—	229,315	—	—	229,315
Investment in subsidiaries	151,207	12,604	—	(163,811)	—
Other intangible assets, net	—	47,245	2,456	—	49,701
Deferred financing costs, net	4,561	—	—	—	4,561
Deferred income taxes	—	—	1,347	—	1,347
Other assets	—	1,864	256	—	2,120

Total assets	$156,076	$440,904	$31,270	$(163,811)	$464,439

Liabilities and Equity

Current liabilities:
Accounts payable	$—	$20,458	$2,473	$—	$22,931
Accrued payroll and payroll-related expenses	—	9,397	362	—	9,759
Accrued expenses	6,184	16,265	2,534	—	24,983
Intercompany loans	(188,751)	186,975	1,776	—	—
Current portion of long-term debt and capital leases	9,800	14,954	1,894	—	26,648

Total current liabilities	(172,767)	248,049	9,039	—	84,321
Long-term debt and capital leases	196,101	14,233	1,620	—	211,954
Deferred income taxes	—	26,070	—		26,070
Other long-term liabilities	—	1,345	1,728	—	3,073

Total liabilities	23,334	289,697	12,387	—	325,418

Commitments and contingencies

Total equity	132,742	151,207	18,883	(163,811)	139,021

Total liabilities and equity	$156,076	$440,904	$31,270	$(163,811)	$464,439

Condensed Consolidating Balance Sheet
December 31, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Assets

Current assets:
Cash and cash equivalents	$—	$12,587	$13,706	$—	$26,293
Accounts receivable, net	—	48,283	4,336	—	52,619
Intercompany operations	295	2,717	(3,012)	—	—
Inventories, net	—	8,090	2,599	—	10,689
Deferred income taxes	—	7,157	—	—	7,157
Prepaid expenses	72	2,799	1,203	—	4,074
Other current assets	—	5,942	928	—	6,870

Total current assets	367	87,575	19,760	—	107,702
Property and equipment, net	—	52,376	6,660	—	59,036
Goodwill	—	294,759	—	—	294,759
Investment in subsidiaries	257,838	16,065	—	(273,903)	—
Other intangible assets, net	—	60,585	2,058	—	62,643
Deferred financing costs, net	4,995	—	—	—	4,995
Deferred income taxes	708	34,453	2,674	—	37,835
Other assets	—	1,978	137	—	2,115

Total assets	$263,908	$547,791	$31,289	$(273,903)	$569,085

Liabilities and Equity

Current liabilities:
Accounts payable	$—	$21,137	$2,456	$—	$23,593
Accrued payroll and payroll-related expenses	—	7,643	337	—	7,980
Accrued expenses	2,210	25,563	2,361	—	30,134
Intercompany loans	(190,500)	190,241	259	—	—
Current portion of long-term debt and capital leases	—	22,787	821	—	23,608

Total current liabilities	(188,290)	267,371	6,234	—	85,315
Long-term debt and capital leases	195,692	19,201	1,123	—	216,016
Other long-term liabilities	—	3,381	1,691	—	5,072

Total liabilities	7,402	289,953	9,048	—	306,403

Commitments and contingencies
Total equity	256,506	257,838	22,241	(273,903)	262,682

Total liabilities and equity	$263,908	$547,791	$31,289	$(273,903)	$569,085

Condensed Consolidating Statement of Operations
Three Months Ended
September 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$93,365	$11,427	$—	$104,792
Cost of sales	—	61,895	8,973	—	70,868

Gross profit	—	31,470	2,454	—	33,924
Selling, general and administrative expenses	—	21,513	2,020	—	23,533
Amortization of intangible assets	—	4,581	73	—	4,654
Goodwill impairment	—	42,109	—	—	42,109

Loss from operations	—	(36,733)	361	—	(36,372)
Other income	—	(27)	—	—	(27)
Interest expense (income), net	5,788	1,999	(44)	—	7,743

(Loss) income before equity earnings of subsidiaries and income tax benefit	(5,788)	(38,705)	405	—	(44,088)
Equity in earnings of subsidiaries	36,675	(527)	—	(36,148)	—
Income tax benefit	(706)	(1,503)	(183)	—	(2,392)

Net (loss) income	(41,757)	(36,675)	588	36,148	(41,696)
Loss attributable to noncontrolling interest	—	—	(61)	—	(61)

Net (loss) income attributable to American Reprographics Company	$(41,757)	$(36,675)	$527	$36,148	$(41,757)

Consolidating Condensed Statement of Operations
Three Months Ended
September 30, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$100,004	$9,417	$—	$109,421
Cost of sales	—	66,678	7,725	—	74,403

Gross profit	—	33,326	1,692	—	35,018
Selling, general and administrative expenses	—	24,764	1,848	—	26,612
Amortization of intangible assets	—	2,394	72	—	2,466
Goodwill impairment	—	36,697	1,566	—	38,263

Loss from operations	—	(30,529)	(1,794)	—	(32,323)
Other income	—	(52)	—	—	(52)
Interest expense (income), net	—	5,621	(7)	—	5,614

Loss before equity earnings of subsidiaries and income tax benefit	—	(36,098)	(1,787)	—	(37,885)
Equity in earnings of subsidiaries	25,144	1,670	—	(26,814)	—
Income tax benefit	—	(12,624)	(44)	—	(12,668)

Net (loss) income	(25,144)	(25,144)	(1,743)	26,814	(25,217)
Loss attributable to noncontrolling interest	—	—	73	—	73

Net (loss) income attributable to American Reprographics Company	$(25,144)	$(25,144)	$(1,670)	$26,814	$(25,144)

Consolidating Condensed Statement of Operations
Nine Months Ended
September 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$290,461	$30,425	$—	$320,886
Cost of sales	—	193,825	24,056	—	217,881

Gross profit	—	96,636	6,369	—	103,005
Selling, general and administrative expenses	—	72,086	6,083	—	78,169
Amortization of intangible assets	—	13,914	205	—	14,119
Goodwill impairment	—	65,444	—	—	65,444

(Loss) income from operations	—	(54,808)	81	—	(54,727)
Other income	—	(88)	—	—	(88)
Interest expense (income), net	17,130	6,555	(76)	—	23,609

(Loss) income before equity earnings of subsidiaries and income tax provision	(17,130)	(61,275)	157	—	(78,248)
Equity in earnings of subsidiaries	112,900	917	—	(113,817)	—
Income tax provision	—	50,708	1,164	—	51,872

Net (loss) income	(130,030)	(112,900)	(1,007)	113,817	(130,120)
Loss attributable to noncontrolling interest	—	—	90	—	90

Net (loss) income attributable to American Reprographics Company	$(130,030)	$(112,900)	$(917)	$113,817	$(130,030)

Consolidating Condensed Statement of Operations
Nine Months Ended
September 30, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$310,596	$26,074	$—	$336,670
Cost of sales	—	204,840	20,506	—	225,346

Gross profit	—	105,756	5,568	—	111,324
Selling, general and administrative expenses	—	76,595	5,317	—	81,912
Amortization of intangible assets	—	7,443	216	—	7,659
Goodwill impairment	—	36,697	1,566	—	38,263

Loss from operations	—	(14,979)	(1,531)	—	(16,510)
Other income	—	(129)	—	—	(129)
Interest expense (income), net	—	17,258	(2)	—	17,256

Loss before equity earnings of subsidiaries and income tax (benefit) provision	—	(32,108)	(1,529)	—	(33,637)
Equity in earnings of subsidiaries	22,748	1,527	—	(24,275)	—
Income tax (benefit) provision	—	(10,887)	25	—	(10,862)

Net (loss) income	(22,748)	(22,748)	(1,554)	24,275	(22,775)
Loss attributable to noncontrolling interest	—	—	27	—	27

Net (loss) income attributable to American Reprographics Company	$(22,748)	$(22,748)	$(1,527)	$24,275	$(22,748)

Consolidating Condensed Statement of Cash Flows
Nine Months Ended
September 30, 2011

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,881)	$41,255	$(884)	$—	$29,490

Cash flows from investing activities

Capital expenditures	—	(10,766)	(1,172)	—	(11,938)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	1,054	(129)	—	925

Net cash used in investing activities	—	(19,441)	(1,301)	—	(20,742)

Cash flows from financing activities

Proceeds from stock option exercises	—	108	—	—	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	31	—	—	31
Excess tax benefit related to stock-based compensation	—	31	—	—	31
Payments on long-term debt agreements and capital leases	—	(18,718)	(1,001)	—	(19,719)
Net borrowings under revolving credit facilities	9,800	—	1,022	—	10,822
Payment of deferred loan fees	(668)	—	—	—	(668)
Advances to/from subsidiaries	1,749	(1,522)	(227)	—	—

Net cash provided by (used in) financing activities	10,881	(20,070)	(206)	—	(9,395)

Effect of foreign currency translation on cash balances	—	—	308	—	308

Net change in cash and cash equivalents	—	1,744	(2,083)	—	(339)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$14,331	$11,623	$—	$25,954

Consolidating Condensed Statement of Cash Flows
Nine Months Ended
September 30, 2010

	American
	Reprographics	Guarantor	Non-Guarantor
(In thousands) (Unaudited)	Company	Subsidiaries	Subsidiaries	Eliminations	Total

Cash flows from operating activities
Net cash provided by operating activities	$—	$35,358	$2,650	$—	$38,008

Cash flows from investing activities

Capital expenditures	—	(4,900)	(796)	—	(5,696)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(500)	—	—	(500)
Other	—	892	(138)	—	754

Net cash used in investing activities	—	(4,508)	(934)	—	(5,442)

Cash flows from financing activities

Proceeds from stock option exercises	—	125	—	—	125
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	37	—	—	37
Excess tax benefit related to stock-based compensation	—	38	—	—	38
Payments on long-term debt agreements and capital leases	—	(31,284)	(919)	—	(32,203)
Net repayments under revolving credit facility	—	—	(450)	—	(450)
Advances to/from subsidiaries	—	1,140	(1,140)	—	—

Net cash used in financing activities	—	(29,944)	(2,509)	—	(32,453)

Effect of foreign currency translation on cash balances	—	—	265	—	265

Net change in cash and cash equivalents	—	906	(528)	—	378
Cash and cash equivalents at beginning of period	—	15,319	14,058	—	29,377

Cash and cash equivalents at end of period	$—	$16,225	$13,530	$—	$29,755

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2010 Form 10-K and our Forms 10-Q for the first and second quarters of fiscal year 2011.
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

We deliver these services through our specialized technology, more than 550 sales and customer service employees, and approximately 5,900 on-site services facilities at our customers’ locations. All of our local service centers are connected by a digital infrastructure, allowing us to deliver services, products, and value to more than 120,000 U.S. customers who purchased goods and services from us in the past 24 months.
In the past, industry conventions led us to maintain acquired brands wherever practical due to the local nature of construction activity. Therefore, historically, our operating segments functioned under local brand names. Each brand name typically represents a business or group of businesses that has been acquired by us. Over the past several years, however, many large construction companies have grown through mergers and acquisitions, creating a market in which we believe regional or national service providers have a greater marketing advantage. Beginning in January 2011, each of our operating segments and their respective locations began to adopt the acronym “ARC” as a common brand. This single brand will highlight the scope and scale of our services, which we believe will offer certain business advantages with respect to our customers that have a national presence. Original brand names will continue to be used in conjunction with the single ARC brand to reinforce our continuing presence in the business communities we serve, and ongoing relationships with our customers. The latest date we expect to fully retire original trade names is April 2012.
A significant component of our historical growth has been from acquisitions. Acquisition activity, however, has not been a meaningful part of our 2011 and 2010 operations due to the potential risks inherent in a domestic economy recovering from a recession. Since 2010, we have acquired two Chinese businesses through UNIS Document Solutions Co. Ltd., (“UDS”), our business venture with Unisplendour Corporation Limited (“Unisplendour”) for $2.0 million in the aggregate.
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
Please refer to our 2010 Form 10-K for more information regarding our primary financial measures.
Other Common Financial Measures. We also use a variety of other common financial measures as indicators of our performance, including:
•	Net income and earnings per share;

•	Material and labor costs as a percentage of net sales;

•	Days sales outstanding/days sales inventory/days payable outstanding; and

•	Cash flows from operations.
We analyze these and other financial measures on a consolidated basis to evaluate corporate trends and performance. In addition, we monitor some of these measures on a daily basis and operating segment by operating segment through use of our proprietary company intranet and reporting tools. Our corporate operations staff also conducts a monthly variance analysis on the income statement, balance sheet, and cash flows of each operating segment.
Not all of these financial measurements are represented directly on our Condensed Consolidated Financial Statements, but meaningful discussions of each are part of our periodic disclosures and presentations to the investment community.
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
Economic Factors Affecting Financial Performance.
Based on a compilation of approximately 90% of revenues from our operating segments and certain assumptions derived from data relating to AEC and non-AEC customers, we estimate that sales to the AEC industry accounted for 77% of our net sales for the period ended September 30, 2011, with the remaining 23% consisting of sales to non-AEC industries. As a result, our operating results and financial condition is significantly affected by economic factors that influence the AEC industry, such as the availability of commercial credit at reasonably attractive rates, non-residential and residential construction spending, GDP growth, interest rates, unemployment rates, commercial vacancy rates, and government expenditures. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry, which in turn, has produced a decline in our revenues over the past three years. We believe that the AEC industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy.
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

EBIT represents net income before interest and taxes. EBITDA represents net income before interest, taxes, depreciation and amortization. Amortization does not include $0.5 million and $3.8 million of stock-based compensation expense recorded in selling, general and administrative expenses, for the three and nine months ended September 30, 2011, respectively. Amortization does not include $1.5 million and $4.4 million of stock-based compensation expense recorded in selling, general and administrative expenses, for the three and nine months ended September 30, 2010, respectively. EBIT margin is a non-GAAP measure calculated by dividing EBIT by net sales. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
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
Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the three and nine months ended September 30, 2011 and 2010 to reflect the exclusion of the goodwill impairment charge, amortization impact related specifically to the change in useful lives of trade names, interest rate swap related costs, the valuation allowance related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2011 and 2010. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We presented adjusted EBITDA in the three and nine months ended September 30, 2011 to exclude the non-cash goodwill impairment charges of $42.1 million and $65.4 million, respectively, and stock-based compensation expense of $0.5 million and $3.8 million, respectively. We presented adjusted EBITDA in the three and nine months ended September 30, 2010 to exclude the non-cash goodwill impairment charge of $38.3 million and stock-based compensation expense of $1.5 million and $4.4 million, respectively. The exclusion of the goodwill impairment charges and stock-based compensation expense to arrive at adjusted EBITDA is consistent with the definition of adjusted EBITDA in our previous and current credit agreements; therefore, we believe this information is useful to investors in assessing our ability to meet our debt covenants.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss attributable to ARC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010

Cash flows provided by operating activities	$17,617	$10,262	$29,490	$38,008
Changes in operating assets and liabilities, net of effect of business acquisitions	(7,504)	6,166	19,078	7,443
Non-cash expenses, including depreciation and amortization	(51,809)	(41,645)	(178,688)	(68,226)
Income tax (benefit) provision	(2,392)	(12,668)	51,872	(10,862)
Interest expense, net	7,743	5,614	23,609	17,256
Net (income) loss attributable to the noncontrolling interest	(61)	73	90	27

EBIT	(36,406)	(32,198)	(54,549)	(16,354)
Depreciation and amortization	11,711	10,757	36,363	33,521

EBITDA	(24,695)	(21,441)	(18,186)	17,167
Interest expense, net	(7,743)	(5,614)	(23,609)	(17,256)
Income tax benefit (provision)	2,392	12,668	(51,872)	10,862
Depreciation and amortization	(11,711)	(10,757)	(36,363)	(33,521)

Net loss attributable to ARC	$(41,757)	$(25,144)	$(130,030)	$(22,748)

The following is a reconciliation of net loss attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net loss attributable to ARC	$(41,757)	$(25,144)	$(130,030)	$(22,748)
Interest expense, net	7,743	5,614	23,609	17,256
Income tax (benefit) provision	(2,392)	(12,668)	51,872	(10,862)

EBIT	(36,406)	(32,198)	(54,549)	(16,354)
Depreciation and amortization	11,711	10,757	36,363	33,521

EBITDA	(24,695)	(21,441)	(18,186)	17,167
Goodwill impairment	42,109	38,263	65,444	38,263
Stock-based compensation	517	1,453	3,775	4,371

Adjusted EBITDA	$17,931	$18,275	$51,033	$59,801

The following is a reconciliation of net loss margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011(1)	2010(1)	2011(1)	2010
Net loss margin attributable to ARC	(39.8)%	(23.0)%	(40.5)%	(6.8)%
Interest expense, net	7.4	5.1	7.4	5.1
Income tax (benefit) provision	(2.3)	(11.6)	16.2	(3.2)

EBIT margin	(34.7)	(29.4)	(17.0)	(4.9)
Depreciation and amortization	11.2	9.8	11.3	10.0

EBITDA margin	(23.6)	(19.6)	(5.7)	5.1
Goodwill impairment	40.2	35.0	20.4	11.4
Stock-based compensation	0.5	1.3	1.2	1.3

Adjusted EBITDA margin	17.1%	16.7%	15.9%	17.8%

(1)	Column does not foot due to rounding

The following is a reconciliation of net loss attributable to ARC to unaudited adjusted net income (loss) attributable to ARC:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands, except per share amounts)	2011	2010	2011	2010

Net loss attributable to ARC	$(41,757)	$(25,144)	$(130,030)	$(22,748)
Goodwill impairment	42,109	38,263	65,444	38,263
Change in trade name impact to amortization	2,368	—	7,106	—
Interest rate swap related costs	1,389	44	4,369	150
Income tax benefit related to above items	(6,866)	(12,838)	(14,745)	(12,880)
Deferred tax valuation allowance and other discrete tax items	3,832	—	67,040	—

Unaudited adjusted net income (loss) attributable to ARC	$1,075	$325	$(816)	$2,785

Actual:
Loss per share attributable to ARC shareholders:
Basic	$(0.92)	$(0.56)	$(2.87)	$(0.50)

Diluted	$(0.92)	$(0.56)	$(2.87)	$(0.50)

Weighted average common shares outstanding:
Basic	45,416	45,224	45,366	45,191
Diluted	45,416	45,224	45,366	45,191

Adjusted:
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.02	$0.01	$(0.02)	$0.06

Diluted	$0.02	$0.01	$(0.02)	$0.06

Weighted average common shares outstanding:
Basic	45,416	45,224	45,366	45,191
Diluted	45,448	45,439	45,366	45,433

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010
The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011(1)	2010(1)	2011(1)	2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	68.0	67.9	66.9

Gross profit	32.4	32.0	32.1	33.1
Selling, general and administrative expenses	22.5	24.3	24.4	24.3
Amortization of intangibles	4.4	2.3	4.4	2.3
Goodwill impairment	40.2	35.0	20.4	11.4

Loss from operations	(34.7)	(29.5)	(17.1)	(4.9)
Interest expense, net	7.4	5.1	7.4	5.1

Loss before income tax (benefit) provision	(42.1)	(34.6)	(24.4)	(10.0)
Income tax (benefit) provision	(2.3)	(11.6)	16.2	(3.2)

Net loss	(39.8)	(23.0)	(40.6)	(6.8)
(Income) loss attributable to the noncontrolling interest	(0.1)	0.1	—	—

Net loss attributable to ARC	(39.8)%	(23.0)%	(40.5)%	(6.8)%

(1)	Column does not foot due to rounding
Three and Nine Months Ended September 30, 2011 Compared to Three and Nine Months Ended September 30, 2010

	Three Months Ended				Nine Months Ended
	September 30,		Increase (decrease)		September 30,		Increase (decrease)
(In millions, except percentages)	2011	2010	$	%	2011	2010(1)	$	%
Reprographics services	$65.5	$72.7	$(7.2)	(9.9)%	$206.0	$227.4	$(21.4)	(9.4)%
Facilities management	25.5	22.6	2.9	12.8%	75.3	67.6	7.7	11.4%
Equipment and supplies sales	13.8	14.1	(0.3)	(2.1)%	39.6	41.6	(2.0)	(4.8)%

Total net sales	$104.8	$109.4	$(4.6)	(4.2)%	$320.9	$336.7	$(15.7)	(4.7)%

Gross profit	$33.9	$35.0	$(1.1)	(3.1)%	$103.0	$111.3	$(8.3)	(7.5)%
Selling, general and administrative expenses	$23.5	$26.6	$(3.1)	(11.7)%	$78.2	$81.9	$(3.7)	(4.5)%
Amortization of intangibles	$4.7	$2.5	$2.2	88.0%	$14.1	$7.7	$6.4	83.1%
Goodwill impairment	$42.1	$38.3	$3.8	9.9%	$65.4	$38.3	$27.1	70.8%
Interest expense, net	$7.7	$5.6	$2.1	37.5%	$23.6	$17.3	$6.3	36.4%
Income tax (benefit) provision	$(2.4)	$(12.7)	$10.3	(81.1)%	$51.9	$(10.9)	$62.8	(576.1)%
Net loss attributable to ARC	$(41.8)	$(25.1)	$(16.7)	66.5%	$(130.0)	$(22.7)	$(107.3)	472.7%
EBITDA	$(24.7)	$(21.4)	$(3.3)	15.4%	$(18.2)	$17.2	$(35.4)	(205.8)%

(1)	Column does not foot due to rounding
Net Sales
Net sales decreased by 4.2% and 4.7% for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. The decrease in net sales was primarily due to an overall decrease in construction industry spending, especially in the non-residential building segment.

Reprographics services. Reprographic services sales decreased by $7.2 million, or 9.9%, and $21.4 million, or 9.4%, during the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010.
Overall reprographics services sales nationwide were negatively affected by the lack of significant new construction activity in the AEC industry. The revenue category that was most affected was large-format black-and-white printing, as this revenue category is more closely tied to non-residential and residential construction activity. Large-format black-and-white printing revenues represented approximately 33% of reprographics services for the three and nine months ended September 30, 2011; large-format black-and-white printing revenues decreased by approximately 17% for both the three and nine months ended September 30, 2011, compared to the three and nine months ended September 30, 2010.
Large and small-format color printing in both the AEC market, and in the non-AEC market, comprised approximately 29% of our overall reprographics services sales for the three and nine months ended September 30, 2011, as compared to approximately 25% during the same periods of 2010. Despite the weakness in the AEC industry, net sales of digital color printing services have increased approximately 2% and 4% for the three and nine months ended September 30, 2011 compared to the same periods in 2010. We partly attribute this growth in digital color printing to the continuing marketing activity by our non-AEC customers and our focus in the color market.
We believe there is a growing demand for digital color printing services across all market segments due to increased equipment availability and lower production prices. We have branded a portion of our operations to address this growing demand for digital color printing. As of September 30, 2011, our new marketing unit, Riot Creative Imaging, featured 12 dedicated production facilities in major metropolitan areas around the United States.
Facilities management. FM, or “on-site services,” sales for the three and nine months ended September 30, 2011, increased $2.9 million, or 12.8%, and $7.7 million, or 11.4%, respectively, as compared to the same periods in 2010. The number of FM accounts has remained stable at approximately 5,900 for the past 12 months, however we have experienced higher volumes from our stable customer base and attracted new large high-volume customers, even as existing contracts have been cancelled or have not been renewed. FM revenue is derived from a single cost per square foot of printed material, similar to our traditional reprographics services sales. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong. By placing equipment on-site and billing on a per-use and per-project basis, the invoice continues to be issued by us, just as if the work was produced in one of our production facilities. The resulting benefit is the convenience of on-site production with a pass-through or reimbursable cost of business that many customers continue to find attractive.
In addition, much of the growth in our FM business can be attributed to the increase in our managed print services (“MPS”) business, specifically from accounts with our larger clients. MPS addresses the needs of general office printing as compared to FM’s, which address the onsite reprographic needs of the customer.
Equipment and supplies sales. Equipment and supplies sales for the three and nine months ended September 30, 2011 decreased $0.3 million, or 2.1% and $2.0 million, or 4.8%, respectively, as compared to the same periods in 2010. The decrease in equipment and supplies sales was primarily due to our Chinese operations, which experienced a reduction in year-over-year sales volume of $1.3 million for the nine months ended September 30, 2011, partially due to increased competition for a major manufacturer’s reselling channel.
Gross Profit
Our gross profit and gross profit margin were $33.9 million, or 32.4%, during the three months ended September 30, 2011, during which time we experienced a year-over-year sales decline of $4.6 million. This compares to $35.0 million, or 32.0%, during the same period in 2010.
Our gross profit and gross profit margin were $103.0 million, or 32.1%, respectively, during the nine months ended September 30, 2011, during which time we experienced a year-over-year sales decline of $15.7 million. This compares to $111.3 million, or 33.1%, during the same period in 2010.
The increase in gross margins of 40 basis points for the three months ended September 30, 2011, as compared to the same period in 2010 was primarily due to a reconfiguration of our labor force designed to address the overall decline in sales and increased demand in on-site sales. Specifically, labor as a percentage of revenue decreased 120 basis points during the three months ended September 30, 2011, as compared to the same periods in 2010. The decrease of 120 basis points in labor was partially offset by a 90 basis point increase in material as a percentage of sales of that was driven in part by higher material costs as a percentage of color sales and lower margin equipment and supplies sales.
The decrease in gross margins of 100 basis points for the nine months ended September 30, 2011, compared to the same period in 2010 is primarily due to higher material costs as a percentage of sales driven by the same factors noted above. Specifically, material costs as a percentage of revenue increased by 120 basis points during the nine months ended September 30, 2011, as compared to the same periods in 2010.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.1 million, or 11.7%, during the three months ended September 30, 2011, compared to the same period in 2010.
Selling, general and administrative expenses decreased $3.7 million, or 4.5%, during the nine months ended September 30, 2011, compared to the same period in 2010.
The decrease was primarily due to cost cutting initiatives implemented in 2011. General and administrative expenses in total decreased $2.4 million, or 13%, and $3.8 million, or 7%, for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This decrease was primarily driven by the reconfiguration of our labor force to increase utilization in our operating regions as noted above and a decrease in stock based compensation. The result of the cost cutting initiatives was lower general and administrative compensation, which decreased by $0.8 million and $2.1 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. Stock based compensation decreased by $1.0 million and $0.6 million for the three and nine months ended September 30, 2011, compared to the same periods in 2010 primarily due to the full vesting in May of 2011 of the options granted as part of our 2009 stock options exchange program.
Sales compensation decreased $0.6 million during the three months ended September 30, 2011, as compared to the same period in 2010 due to the decrease in sales, partially offset by the hiring of additional sales personnel to implement specific sales initiatives, such as Riot Creative Imaging, and our MPS offering.
Selling, general and administrative expenses as a percentage of net sales decreased from 24.3% in the three months ended September 30, 2010 to 22.5% in the three months ended September 30, 2011, and increased slightly from 24.3% in the nine months ended September 30, 2010 to 24.4% in the three months ended September 30, 2011. The decrease as a percentage of sales for the three months ended September 30, 2011 compared to the same period in 2010 was primarily due to the decrease in stock based compensation and the cost cutting initiatives discussed above.
Amortization of Intangibles
Amortization of intangibles increased by $2.2 million and $6.4 million for the three and nine months ended September 30, 2011, respectively, compared to the same periods in 2010. This increase is due to the revised useful lives assigned to trade names during the fourth quarter of 2010.
Goodwill Impairment
We assess goodwill for impairment annually as of September 30 and more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level.
At September 30, 2011, we performed our annual goodwill impairment analysis, which indicated that nine of our 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million.
At June 30, 2011, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. Our analysis indicated that six of our 36 reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, we recorded a pretax, non-cash charge during the second quarter of 2011 to reduce the carrying value of goodwill by $23.3 million.
See “Critical Accounting Policies” section for further information related to our goodwill impairment test.
Interest Expense, Net
Net interest expense was $7.7 million and $23.6 million during the three and nine months ended September 30, 2011, respectively, compared to $5.6 million and $17.3 million in the same periods in 2010. The increase in interest expense was primarily driven by the amortization of the amended interest rate swap, which was reclassified out of Accumulated Other Comprehensive Loss into earnings as a result of the de-designation from hedge accounting on December 1, 2010, which totaled $1.4 million and $4.4 million for the three and nine months ended September 30, 2011, respectively. We also incurred a higher effective interest rate due to the issuance of the 10.5% senior unsecured notes (the “Notes”) on December 1, 2010, resulting in additional interest expense of $1.2 million and $3.5 million for the three and nine months ended September 30, 2011. These increases were partially offset by a reduction in the average debt balance by $22.1 million from the nine months ended September 30 2010 to the nine months ended September 30, 2011.

Income Taxes
We recorded an income tax benefit of $2.4 million in relation to a pretax loss of $44.1 million and an income tax provision of $51.9 million in relation to a pretax loss of $78.2 million for the three and nine months ended September 30, 2011, respectively. For the three months ended September 30, 2011, the low income tax benefit was primarily due to the impact of a stock basis goodwill impairment charge of $27.1 million, which is nondeductible for U.S. income tax purposes, in addition to an additional valuation allowance of $1.4 million recorded against certain deferred tax assets recognized in the same period. For the nine months ended September 30, 2011, the income tax provision of $51.9 million is primarily due to the establishment of a $65.7 million non-cash valuation allowance against certain of our deferred tax assets. The deferred tax assets remain available to us for use in future profitable quarters.
The audit of our 2008 federal income tax return by the Internal Revenue Service was finalized during the first quarter of 2011 and resulted in no adjustments. Due to this final result and other pertinent factors, we derecognized our liability for an uncertain tax position of $1.5 million and related accrued interest of $0.1 million.
Noncontrolling Interest
Net (income) loss attributable to noncontrolling interest represents 35% of the income or loss attributable to UDS, our Chinese operations, which commenced operations on August 1, 2008.
Net Loss Attributable to ARC
Net loss attributable to ARC was $41.8 million and $130.0 million during the three and nine months ended September 30, 2011, respectively, compared to net loss attributable to ARC of $25.1 million and $22.7 million in the same periods in 2010. The net loss attributable to ARC in 2011 is primarily due to the goodwill impairment charges recognized in the second and third quarters of 2011, the establishment of a valuation allowance on deferred tax assets, and the decrease in sales described above.
EBITDA
EBITDA margin decreased to (23.6%) and (5.7%) during the three and nine months ended September 30, 2011, respectively, compared to (19.6)% and 5.1% during the same periods in 2010. Excluding the impact of the goodwill impairment and stock based compensation, our adjusted EBITDA margin was 17.1% and 15.9% for the three and nine months ended September 30, 2011, respectively, as compared to 16.7% and 17.8% during the same periods in 2010. Adjusted EBITDA margin for the nine months ended September 30, 2011 compared to the same period in 2010 was negatively affected by the decrease in gross profit margin described above.
Impact of Inflation
Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of September 30, 2011 was $26.0 million. Of this amount, $11.6 million was held in foreign countries. Specifically, $11.2 million was held in China and is considered a permanent investment in UDS.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2011	2010	2011	2010
Net cash provided by operating activities	$17,617	$10,262	$29,490	$38,008
Net cash used in investing activities	$(4,038)	$(3,510)	$(20,742)	$(5,442)
Net cash used in financing activities	$(9,535)	$(10,913)	$(9,395)	$(32,453)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

For the nine months ended September 30, 2011 compared to the same period in 2010, the decrease in cash flows from operations was primarily due to the decline in sales and related profits, as noted by the $8.8 million decrease in adjusted EBITDA during this time period, as well as an increase in accounts receivable, partially offset by an increase in accrued interest. The increase in accounts receivable was driven by the increase in sales in the third quarter of 2011 compared to the fourth quarter of 2010, and an increase in days sales outstanding (“DSO”) from 48 days as of September 30, 2010 to 52 days as of September 30, 2011. With the continued slowdown in the AEC industry, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2011 and 2012, it will significantly impact our cash flows from operations in the future. Accrued interest increased due to the timing of interest payments on our Notes, which are made on a semi-annual basis on June 15 and December 15, as compared to quarterly under our 2010 senior credit facility.
Investing Activities
Net cash used in investing activities of $20.7 million for the nine months ended September 30, 2011 relates to capital expenditures of $11.9 million plus payment to terminate the swap transaction of $9.7 million, partially offset by $0.9 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets.
Financing Activities
Net cash of $9.4 million used in financing activities during the nine months ended September 30, 2011 primarily relates to scheduled payments under capital leases and seller notes of $19.7 million, partially offset by borrowings under our revolving credit facilities of $10.8 million, which included $9.8 million under the $50 million credit agreement (the “2010 Credit Agreement”). Borrowings under the 2010 Credit Agreement were used in part, to terminate the swap transaction of $9.7 million.
Our cash position, working capital, and debt obligations as of September 30, 2011 and December 31, 2010 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	September 30,	December 31,
(In thousands)	2011	2010
Cash and cash equivalents	$25,954	$26,293
Working capital	$37,667	$22,387

Borrowings from senior secured credit facility and Notes (1)	$206,920	$195,692
Other debt obligations	31,682	43,932

Total debt obligations	$238,602	$239,624

(1)	Notes, net of discount of $3,902 and $4,308 at September 30, 2011 and December 31, 2010, respectively.
The increase of $15.3 million in working capital in 2011 was due to an increase in other current assets of $12.7 million, an increase in accounts receivable of $8.3 million, a decrease in accrued expenses of $5.2 million, partially offset by a decrease in deferred income taxes of $7.2 million and an increase in the current portion of long-term debt of $3.0 million. The increase in other current assets is primarily attributed to an increase in income taxes receivable related to carryback of 2010 tax losses to 2008, of which we collected $12.1 million in October 2011. The increase in accounts receivable is due to the increase in sales in August and September 2011, as compared to November and December 2010, as well as the increase in DSO from 45 days as of December 31, 2010 to 52 days as of September 30, 2011. The decrease in accrued expenses is primarily related to the payment upon termination of the swap transaction, which was paid using borrowings from the 2010 Credit Agreement. Borrowings under the 2010 Credit Agreement are offset by the $5.6 million decrease in the current portion of seller notes. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $26.0 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to the 2010 Credit Agreement.
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

Debt Obligations
10.5% Senior Notes due 2016
On December 1, 2010, we completed a private placement of 10.5% senior unsecured notes due 2016.
The Notes have an aggregate principal amount of $200 million, and are general unsecured senior obligations and are subordinate to all of our existing and future senior secured debt to the extent of the assets securing such debt. We received gross proceeds of $195.6 million from the Notes offering. Our obligations under the Notes are jointly and severally guaranteed by all of our domestic subsidiaries. The issue price was 97.824% with a yield to maturity of 11.0%. Interest on the Notes accrues at a rate of 10.5% per annum and is payable semiannually in arrears on June 15 and December 15 of each year, commencing on June 15, 2011. We will make each interest payment to the holders of record of the Notes on the immediately preceding June 1 and December 1.
Repurchase upon Change of Control. In connection with the issuance of the Notes, we entered into an indenture (the “Indenture”). Upon the occurrence of a change in control (as defined in the Indenture), each holder of the Notes may require us to repurchase all of the then-outstanding Notes in cash at a price equal to 101% of the aggregate principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to the date of repurchase.
Other Covenants. The Indenture contains covenants that limit, among other things, our company’s and certain of our subsidiaries’ ability to (1) incur certain additional debt and issue preferred stock, (2) make certain restricted payments, (3) consummate specified asset sales, (4) enter into certain transactions with affiliates, (5) create liens, (6) declare or pay any dividend or make any other distributions, (7) make certain investments, and (8) merge or consolidate with another person.
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
Exchange Offer. Pursuant to a registered exchange offer in May 2011, we offered to exchange up to $200 million aggregate principal amount of the Notes, for new notes that were registered under the Securities Act. The terms of the registered notes are the same as the terms of the Notes, except that they are registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable. We accepted the exchange of $200 million aggregate principal amounts of the Notes that were properly tendered in the exchange offer.
2010 Credit Agreement
In connection with the issuance of the Notes, our company and certain of our subsidiaries also entered into the 2010 Credit Agreement and paid off in full amounts outstanding under our prior credit agreement.
The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit, of which up to $20 million is available for the issuance of letters of credit. The revolving line of credit is available on a revolving basis until December 1, 2015 and is secured by substantially all of our assets and certain of our subsidiaries. Advances under the revolving line of credit are subject to customary borrowing conditions, including the accuracy of representations and warranties and the absence of events of default. We may borrow, partially or wholly repay its outstanding borrowings and reborrow, subject to the terms of the 2010 Credit Agreement.
The obligations under the 2010 Credit Agreement are guaranteed by our domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of our and domestic subsidiaries’ personal and real property.
Advances under the 2010 Credit Agreement bear interest at LIBOR plus the applicable rate. The applicable rate is determined based upon our consolidated leverage ratio with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. The initial applicable is 2.00%. During the continuation of certain events of default, all amounts due under the 2010 Credit Agreement bear interest at 4.0% above the rate otherwise applicable. In addition, we are required to pay an unused commitment fee on the average daily unused amount of the line of credit at the applicable rate, calculated and payable quarterly in arrears, as follows: if the consolidated leverage ratio is (i) greater than or equal to 3.00x, the unused commitment fee is 0.20%, (ii) less than or equal to 2.99x but greater than or equal to 2.00x, 0.15%, and (iii) less than 2.00x, 0.10%.

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
The 2010 Credit Agreement also contains covenants which, subject to certain exceptions, restrict our ability to incur additional debt, grant liens or guaranty other indebtedness, pay dividends, redeem stock, pay or redeem subordinated indebtedness, make investments or capital expenditures, dispose or acquire assets, dispose of equity interests in subsidiaries, enter into any merger, sale of assets, consolidation or liquidation transaction, or engage in transactions with stockholders and affiliates. Covenants in the 2010 Credit Agreement also require that we provide periodic financial reports to the lender, observe certain practices and procedures with respect to the collateral pledged as security, comply with applicable laws and maintain and preserve our company’s and our subsidiaries’ properties and insurance.
As of September 30, 2011, we were in compliance with the financial incurrence-based covenants under the Notes and financial maintenance-based covenants under the 2010 Credit Agreement. Our trailing twelve months key financial covenant ratios under the 2010 Credit Agreement as of September 30, 2011 were 1.80:1.00 for minimum interest coverage, 3.68:1.00 for maximum total leverage and 0.60:1.00 for maximum senior secured leverage.
As of September 30, 2011, we expect to remain in compliance through the respective terms of our Notes and 2010 Credit Agreement. However, it is possible that a default under certain financial covenants may occur in the future, should the minimum required profitability levels not be achieved. If we default on the covenants under the 2010 Credit Agreement and are unable to obtain waivers from our lenders, the lenders will be able to exercise their rights and remedies under the 2010 Credit Agreement, which would have a material adverse effect on our business and financial condition.
As of September 30, 2011, standby letters of credit totaling $3.9 million had been issued. The standby letters of credit under the 2010 Credit Agreement and borrowing of $9.8 million reduced our borrowing availability under the 2010 Credit Agreement to $36.3 million as of September 30, 2011.
Foreign Credit Facility
In the second quarter of 2011, in conjunction with its Chinese operations, UDS entered into one-year revolving credit facility. The facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.2 million as of September 30, 2011. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.
Interest Rate Swap Transaction
On December 19, 2007, we entered into an interest rate swap transaction in order to hedge the floating interest rate risk on our then existing long term variable rate debt.
In connection with the issuance of the Notes, the swap transaction no longer qualified as a cash flow hedge and was de-designated.
As of December 31, 2010, the swap transaction had a negative fair value of $9.7 million of which all was recorded in accrued expenses. On January 3, 2011, the swap transaction was terminated and settled. For further information, see Note 9 “Derivatives and Hedging Transactions”.
Capital Leases
As of September 30, 2011, we had $29.1 million of capital lease obligations outstanding, with a weighted average interest rate of 8.5% and maturities between 2011 and 2016.

Seller Notes
As of September 30, 2011, we had $2.6 million of seller notes outstanding, with a weighted average interest rate of 6.1% and maturities between 2011 and 2014. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2011 and December 31, 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2011, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805 of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
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
We assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At September 30, 2011, we performed our annual goodwill impairment analysis, which indicated that nine of our 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of our Notes (resulting in a higher yield) and a decline of our stock price during the third quarter, we concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of our reporting units as of September 30, 2011. The increase in our WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.

At June 30, 2011, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. The results of our analysis indicated that six of our 36 reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million.
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
We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The estimated fair value of our reporting units were based upon a projected EBITDA margin, which is anticipated to have a slight increase from 2011 to 2012, followed by year over year increases of approximately 150 to 300 basis points in 2013 through 2015, with stabilization expected in 2016. These projections are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. These cash flows are discounted using a weighted average cost of capital ranging from 14% to 16%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
The results of step one of the goodwill impairment test, as of September 30, 2011, were as follows:

	Reporting Number of	Representing
(Dollars in thousands)	Units	Goodwill of
No goodwill balance	13	$—
Reporting units failing step one that continue to carry a goodwill balance	9	76,990
Fair value of reporting unit exceeds its carrying value by 1% - 20%	6	44,761
Fair value of reporting unit exceeds its carrying value by 20% - 40%	2	42,447
Fair value of reporting unit exceeds its carrying value by more than 40%	7	65,117

	37	$229,315

Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2011 and beyond, assuming all other assumptions remain constant, would result in one additional reporting unit proceeding to step two of the analysis, and a further impairment of approximately $8.0 million.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in two additional reporting units proceeding to step two of the analysis, and a further impairment of approximately $13.0 million.
Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of September 30, 2011, will prove to be accurate predictions of the future. If our assumptions regarding forecasted EBITDA of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2012, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine the deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. As of September 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed, and therefore established a $65.7 million valuation allowance against certain of its deferred tax assets.
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
As of September 30, 2011, we had $238.6 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates, except for the $9.8 million outstanding on our domestic revolving credit facility.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2011, we had no other significant material exposure to market risk, including foreign exchange risk and commodity risks.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
This information is included under the caption “Legal proceedings” in Note 6, “Commitments and Contingencies” to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.
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
Date: November 7, 2011

AMERICAN REPROGRAPHICS COMPANY
/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JOHN TOTH
John Toth
Chief Financial Officer

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