Form 10-K
period 2011-12-31
American Reprographics CO
filed 2012-03-08
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Based on the closing price of $7.07 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $268,988,189.

As of March 1, 2012, there were 46,234,747 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2012 Annual Meeting of Stockholders scheduled to be held on April 26, 2012 are incorporated by reference in this Annual Report on Form 10-K in response Items 10, 11, 12, 13 and 14 of Part III.

AMERICAN REPROGRAPHICS COMPANY

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2011

Item 15. Exhibits and Financial Statement Schedules	33

SIGNATURES	39

Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

AMERICAN REPROGRAPHICS COMPANY

2011 ANNUAL REPORT ON FORM 10-K

In this Annual Report on Form 10-K, “American Reprographics Company,” “ARC,” “the Company,” “we,” “us,” and “our” refer to American Reprographics Company, a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise dictates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. When used in this Annual Report on Form 10-K, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to the Company are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A-”Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

PART I

Item 1. Business

Our Company

American Reprographics Company (“ARC,” “we,” “us,” or “our”), a Delaware corporation, provides specialized document solutions to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry.

ARC offers conventional reprographic services, as well as managed print services, digital color printing, and proprietary document management technology products and services. Our products and services enhance our customers’ document workflow, reduce costs, shorten document processing and distribution time, improve the quality of document management tasks, and provide a secure, controlled environment in which to manage, distribute and produce documents.

ARC is the largest reprographics company in the United States as measured by number of service facilities and revenue. We also have significant operations in Canada, and a growing presence in China, India, and the United Kingdom. We are the only document solutions company serving the AEC industry that can provide nationwide, comprehensive document management services through a combination of local service facilities in more than 40 states, 12 digital color service centers, online channels including web-based applications, and traditional software. Our largest customers are served by ARC Global Solutions, a corporate sales force focused on large regional and national customers. Our diverse customer base results in no individual customer accounting for more than 3% of ARC’s overall revenue.

American Reprographics Holdings L.L.C. (“Holdings”), was formed in 1997 and, in 2005, was reorganized into a Delaware corporation and conducted an initial public offering. We conduct our operations through our wholly-owned subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

Principal Products and Services

ARC offers three general categories of service which are reported on our financial statements as Reprographics Services, Facilities Management, and Equipment and Supplies.

Reprographics Services sales include operational activities such as document management services, document logistics, large- and small-format print-on-demand services in color and black and white, and digital document management services. Most of these activities are considered traditional reprographics services.

Facilities Management sales are primarily composed of on-site services where we provide document production equipment, technology solutions and sometimes staff to our customers in their offices. These services include both traditional reprographics services focused on large-format printing, as well as managed print services or MPS. Under an MPS contract, we supply, maintain and manage a customer’s entire print networks, including office printing equipment, on an outsourced basis. In each case, ARC assumes all costs related to print, and issues a single invoice to its customers based on a predictable cost-per-print rate.

Equipment and Supplies sales involve the resale of printing and imaging equipment and supplies from a wide variety of suppliers.

We are also in the process of diversifying our business beyond the services we have traditionally provided to the AEC industry. We are focusing primarily on managed print services to large companies, digital color printing to the non-AEC market, and technology-based document management services including consulting engagements.

Operations

Our products and services are available from any of ARC’s 220 service centers around the world. We are concentrated in the U.S., with additional service centers in Canada, China, India, and London, England. Our corporate headquarters are located in Walnut Creek, California.

ARC has historically pursued acquisitions to expand its market share and enhance its geographic footprint to serve its larger customers. Since the company’s inception we have acquired more than 140 companies, but we have limited our acquisition activity over the past several years due to the downturn in the construction industry. Our origin as a company was in California, and our early acquisition activity was concentrated there. Thus we still derive 32% of our revenue from California.

We operate a technology center in Silicon Valley to support our reprographics services and software design. We operate a similar facility in Kolkata, India, to support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers and our operating facilities. We employ industry-leading technology to provide redundancy, backup and security of all data in our system.

Historically, the majority of ARC’s revenue has been derived from the seasonal construction market. As such, our business has also been seasonal, with activity often influenced by weather and working days. We typically generate the largest revenue during the second quarter, as weather in the spring and early summer is generally favorable in most areas where we provide services, and the number of working days is high. The third and first quarters are usually our next largest revenue-generating quarters, respectively. The fourth quarter, with its prevalence of poor weather and holidays, is when we typically see a decrease in revenue.

As of December 31, 2011, the company employed approximately 2,900 employees, with no meaningful representation by labor unions. We believe our employee relations are good.

Our Customers and Markets

ARC serves the business and project needs of companies primarily within AEC industry. We supply traditional reprographics services to project architects, engineers, general contractors and others at the project level, but we are increasingly engaged with senior management teams to address enterprise-level document management needs.

The mix of services we provide to the AEC industry is shifting away from an emphasis on printing large-format black and white construction drawings, and moving toward managing documents and document production equipment for the entire enterprise. We believe the past three years of constrained construction activity are forcing our customers in the construction space to increase efficiency in their use and production of documents, reduce their dependence on print as it relates to construction projects, and to improve access and control over all the documents related to their business. We also believe that merger and acquisition activity in the AEC industry is influencing this trend as these companies seek to reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business with a comprehensive offering.

We believe that these trends are advantageous for ARC for three reasons: first, we are well-positioned to provide our customers with software, web applications and cloud services to meet their demand for technology-enabled services; second, our diversification into services such as MPS allow us to capture revenue streams that are less exposed to the volatility and cyclicality of project-related printing; and third, as our customers merge, consolidate and grow larger, we believe ARC becomes a more compelling choice because of its extensive footprint and ability to act as a single-source supplier of comprehensive document solutions.

In addition to the AEC industry, we also provide document management and printing services to the retail, aerospace, technology, entertainment, and healthcare industries, among others. A significant portion of our non-AEC revenues are derived from supplying digital color printing services to customers with short-run, frequently updated promotional, advertising and marketing materials. We began to market these services in 2010 under a separate brand known as Riot Creative Imaging.

In general, ARC’s local markets are highly-fragmented with a wide variety of specialized business practices. Our regional and national markets are characterized by larger companies with more consistency in their business practices.

The Reprographics Industry

Traditional reprographic companies have historically served the non-residential segment of the AEC industry. They provided document management and document production services such as the printing and distribution of large construction drawings (formerly known as “blueprints”), and other related documents.

There are no other reprographics companies in the U.S. with the national presence that ARC has established. Local reprographics companies are often family-owned, and locate their businesses in proximity to customer locations. All reprographers market their business through local relationships and on their ability to turnaround jobs quickly. Reprographics services are purchased by nearly every trade in the construction industry and are often passed through to project developers for reimbursement.

Demand for services is closely tied to the level of activity in the construction industry, which in turn is driven by macroeconomic trends such as GDP growth, interest rates, job creation, and office vacancy rates. Reprographics revenues are closely correlated to the private, non-residential sectors of the construction industry, which are often the largest users of reprographics services.

There is little information available to help estimate the size of the reprographics market given that there are no public companies in the industry other than ARC, and that most reprographers are small and serve only one geographical market. Acquiring accurate information about the reprographics industry has been made more difficult by the pressure the recent recession and subsequent down cycle in construction has placed upon individual businesses within the industry. Sources such as trade associations and industry surveys have diminished with the decline in construction project activity, and business failures among our local competitors have increased over the past two years.

We estimate that there are approximately 1,550 reprographers in the U.S. based on our experience operating an independent trade association within the industry. Previous data from other trade associations suggests that the average reprographer produced about $1.5 million in sales per year. Based on this information, we estimate the traditional reprographics industry to be approximately $2.3 billion in annual revenues.

We believe that reprographers who have diversified into related offerings that include facilities management, digital color printing, managed print services, and other technology-enabled services are likely to remain viable service providers in their local markets. We also believe the definition of the reprographics market is likely to change as it moves toward a more comprehensive approach to document solutions and addresses needs beyond construction project work.

Competition

The level of competition varies in each of our local operations. We believe quality, service, reliability, price, and breadth of offerings are the deciding factors in the local sales process. Copy shops and self-serve franchises in our local markets are often aggressive competitors for printing businesses, but rarely offer the breadth of document management and logistics services we do.

There are no other reprographics companies in the U.S. with the national presence that ARC has established, but we often compete against equipment manufacturers and business suppliers who offer some of the same products and services we do. Related services are offered by the large printing/multi-functional device manufacturers such as Océ, Xerox, Canon, Konica Minolta, Ricoh and Sharp, but most offerings from these companies are focused on selling equipment to manage printing needs as opposed to ARC’s offering of comprehensive document management services.

We believe that we have a strong competitive position in the marketplace for the following important reasons:

No other national vendor/service provider possesses the document management expertise we do in the AEC market. Construction professionals have highly specialized needs in document capture, short-term storage, management, fulfillment, distribution and archival services. We believe our domain expertise is unmatched thanks to our legacy in reprographics.

Our relationships with our local customers frequently span generations, and while we do business with nearly all of the top 100 AEC companies in the U.S., our Global Solutions sales force already has relationships with 15 of them. We believe this provides a competitive advantage by leveraging our success through referrals.

We possess an extensive national footprint creating an extraordinary distribution and customer service network that can cater to both large and small customers. We operate service centers in more than 170 cities in the U.S., and in more than 40 states. We also have a significant market presence in Canada, and growing operations in China, India and the United Kingdom.

We are equipment agnostic. We do not manufacture our equipment, or sell company-branded equipment. We can place equipment best suited for the job in our own service centers or in our customers’ offices, regardless of manufacturer.

Suppliers and Vendors

ARC purchases paper, toner and other consumables for the operation of its business. We also purchase or lease equipment for use in our production facilities or our customers’ offices. As a high-volume purchaser, we believe we receive favorable prices as compared to other service providers, and price increases have been historically passed on to customers which helps maintain our gross margins.

Our primary vendors of equipment, maintenance services, and reprographics supplies include Océ, Azerty, and Xpedx, a division of International Paper Company. Purchases from these vendors during 2011 comprised approximately 37% of our total purchases of inventory and supplies.

Research and Development

To address the growing adoption of technology by our customers, we conduct research and development in order to enhance our existing software and web-based applications, as well as create new proprietary technology products. In total, research and development amounted to $4.9 million, $4.7 million and $4.0 million during the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Proprietary Rights

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

Executive Officers of the Registrant

The following sets forth certain information regarding all of our executive officers as of March 8, 2012:

Name	Age	Position
Kumarakulasingam Suriyakumar	58	Chairman, President and Chief Executive Officer Director
John E.D. Toth	42	Chief Financial Officer, Secretary
Rahul K. Roy	52	Chief Technology Officer
Dilantha Wijesuriya	50	Chief Operating Officer
Jorge Avalos	36	Chief Accounting Officer, Vice President Finance

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

John E.D. Toth was appointed Chief Financial Officer in July 2011. Prior to his appointment as the Company’s Chief Financial Officer, Mr. Toth was a strategy consultant to Chiquita Brands International, Inc. (NYSE: CQB). From 2008 until 2010, Mr. Toth was Chief Financial Officer of Bell-Carter Foods, Inc., a $200 million privately-held company operating in the food industry, where he was primarily responsible for developing strategic finance and broad-based growth initiatives. Mr. Toth served as Chief Financial Officer of Fresh Express, Inc., a subsidiary of Chiquita Brands International, Inc., from 2006 until 2008. While at Chiquita Brands International, Inc., Mr. Toth also served as Vice President Finance of the Salads and Healthy Snacking division. From 2001 until 2006, Mr. Toth was Chief Financial Officer and Co-Founder of Tennyson West, LLC, a privately-held mergers and acquisitions advisory firm. Mr. Toth received a Master’s Degree in Economics, and Bachelor’s degree in Economics and Political Science, from Stanford University.

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

Dilantha Wijesuriya joined Ford Graphics, a division of the Company, in January of 1991. He subsequently became president of that division in 2001, and became a Company regional operations head in 2004, which position he retained until his appointment as the Company’s Senior Vice President—National Operations in August 2008. Mr. Wijesuriya was appointed Chief Operating Officer of the Company on February 25, 2011. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

Jorge Avalos was appointed Chief Accounting Officer/Vice President Finance of the Company on April 14, 2011. Mr. Avalos joined the Company in June 2006 as the Company’s Director of Finance and became the Company’s Corporate Controller in December 2006 and Vice President, Corporate Controller in December 2010. From March 2005 through June 2006, Mr. Avalos was employed with Vendare Media Group, an online network and social media company, as its controller. From September 1998 through March 2005, Mr. Avalos was employed with PricewaterhouseCoopers LLP, a global professional services firm focusing on audit and assurance, tax and advisory services, and left as an audit and assurance manager.

Available Information

ARC uses its corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The company files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as ARC, that file electronically with the SEC. ARC’s SEC filings and other documents pertaining to the conduct of its business can be found on the “Investors” page of its website. These documents are available in print to any shareholder who requests a copy by writing or calling ARC as set forth on the “Info Request” link on the main “Investor” web page.

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

During the past several years, domestic and international financial markets have experienced extreme disruption, including, among other things, extreme volatility and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely impact our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions. A prolonged economic downturn may adversely affect the ability of our customers and suppliers to obtain financing and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect on our accounts receivable on a timely basis, if at all. Although there have been recent signs of economic improvement, we are unable to predict the duration and severity of the current economic downturn and disruption in financial markets and their effects on our business and results of operations. These events may, in the aggregate, have a material adverse effect on our results of operations and financial condition.

The architectural, engineering and construction (AEC) industry is in the midst of a severe downturn. A continuing decline in the AEC industry could adversely affect our future revenue and profitability.

We estimate that the AEC industry accounted for approximately 77% of our net sales for the year ended December 31, 2011. Our historical operating results reflect the cyclical and variable nature of the AEC industry. The AEC industry is in the midst of a severe downturn. We believe that this industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery in the AEC industry following a recovery in the general economy. A continued downturn in the AEC industry would further diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse impact on our business, operating results and financial condition.

Because a majority of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations.

Because approximately 45% of our overall costs were fixed for the year ended December 31, 2011, changes in economic activity, positive or negative, affect our results of operations. As a consequence, our results of operations are subject to volatility and could deteriorate rapidly in a prolonged environment of declining revenues. Failure to maintain adequate cash reserves and to effectively manage our costs could adversely affect our ability to offset our fixed costs and may have a material adverse effect on our results of operations and financial condition.

Impairment of goodwill may adversely impact future results of operations.

We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. Based on our goodwill impairment assessments, we recorded impairments of $65.4 million during 2011.

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

The markets for our products and services are highly competitive, with competition primarily at local and regional levels. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price. Our future success depends, in part, on our ability to continue to improve our service offerings, and develop and integrate new technology solutions. In addition, current and prospective customers may decide to perform certain services themselves instead of outsourcing these services to us. These competitive pressures could adversely affect our sales and consolidated results of operations.

We also face the possibility that competition will continue to increase, particularly if copy and printing or business services companies choose to expand into the reprographics services industry. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. In addition, we could encounter competition in the future from large, well-capitalized companies such as equipment dealers and system integrators that can produce their own technology and leverage their existing distribution channels. Any such future competition could adversely affect our business and reduce our future revenue and profitability.

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

We expect the reprographics industry to continue to evolve. If we fail to keep pace with current changes or fail to anticipate or adapt to future changes in our primary industry, including changes in digital document services, our competitive position could be harmed which would have a material adverse impact on our future revenue and profitability.

If we are unable to charge for our value-added services to offset potential declines in print volumes, our long-term revenue could decline.

Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2011, our reprographics services excluding digital revenues represented approximately 54% of our total net sales, and our facilities management services represented 24% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward printing on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.

We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.

We derived approximately 32% of our net sales in 2011 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters (including earthquakes and wildfires). In recent years, the real estate development projects (both residential and non-residential) in California have significantly declined which, in turn, has resulted in a decline in sales from within the California-based AEC industry. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.

Our growth strategy depends, in part, on our ability to successfully complete and manage our acquisitions and branch openings. Failure to do so could impede our future growth and adversely affect our competitive position.

As part of our growth strategy, we intend to prudently pursue strategic acquisitions. Our efforts to execute our acquisition strategy may be affected by our ability to continue to identify, negotiate, close acquisitions and effectively integrate acquired businesses. Acquisitions, however, have not been a significant part of our growth strategy in recent years due to potential risks inherent in an economy recovering from a recent recession.

If we are unable to successfully monitor and manage our operations, our business and profitability could suffer.

Since 1997, we have acquired more than 140 businesses and, in most cases, have delegated the responsibility for marketing, pricing, and selling practices to local and operational managers. During the past two years we have begun to centralize many of these functions, but during this transition period, if we do not successfully manage our operations under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability. In addition, there is a risk that the company-wide rebranding initiative that we commenced following the end of the third quarter of fiscal year 2010 could have a negative effect on our revenues and results of operations and financial condition.

We are dependent upon our vendors to continue to supply us equipment, parts, supplies, and services at comparable terms and price levels as the business grows.

Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. These vendors are not required to use us to distribute their equipment and are generally free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse impact on our ability to sell equipment as well as our ability to provide effective service and technical support. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our other existing vendors or seek out new relationships with previously unused vendors.

Our failure to adequately protect the proprietary aspects of our technology may cause us to lose market share.

Our success depends on our ability to protect and preserve the proprietary aspects of our technology products. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.

In performing our document management services, we handle customers’ confidential information. Our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operations.

Our document management services involve the handling of our customers’ confidential information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our consolidated results of operation.

Added risks are associated with our international operations.

We have international operations in China, India, the United Kingdom and Canada. Approximately 10% of our revenues for fiscal 2011 were derived from our international operations, with approximately 6% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

If we lose key personnel or qualified technical staff, our ability to manage the day-to-day aspects of our business will be adversely affected.

We believe that our ability to attract and retain qualified personnel is critical to our success. If we lose key personnel and/or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. In addition, the loss of the services of one or more members of our senior management team, in particular, the sudden loss of the services of Mr. Suriyakumar, our Chairman, President and Chief Executive Officer, would disrupt our business and impede our ability to execute our business strategy. Because the other members of our executive and divisional management team have on average more than 20 years of experience within the reprographics industry, we believe it would be difficult to replace them.

Damage or disruption to our facilities, including our technology center, could impair our ability to effectively provide our services and may have a significant impact on our revenues, expenses and financial condition.

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

Our credit agreement and high-yield notes indenture impose operating and other restrictions on us and many of our subsidiaries.

A breach of any of these covenants could result in a default under our debt instruments. If any such default occurs, our creditors under those instruments may declare all outstanding borrowings, together with accrued interest and other fees, to be immediately due and payable, in addition to other remedies.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At the end of 2011, we operated 220 reprographics service centers, of which 199 were in the United States, seven were in Canada, 11 were in China, two were in India and one in London, England. We also occupied a technology center in Silicon Valley, California, a software programming facility in Kolkata, India, as well as other facilities including our executive offices located in Walnut Creek, California.

In total the Company occupied approximately 1.6 million square feet as of December 31, 2011.

We lease nearly all of our reprographics service centers, each of our administrative facilities and our technology centers. The two facilities that we own are subject to liens under our credit agreements. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, vehicles, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, is listed on the NYSE under the stock symbol “ARC”. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported by the New York Stock Exchange (“NYSE”).

	September 30,	September 30,	September 30,	September 30,
	2011		2010
	High	Low	High	Low
First Quarter	$10.37	$7.28	$9.15	$6.43
Second Quarter	10.50	6.63	11.31	8.33
Third Quarter	7.66	3.22	9.68	6.53
Fourth Quarter	5.11	3.08	7.97	6.00

Performance Graph

The graph below matches American Reprographics Company’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the Russell 2000 index, and a customized peer group of six companies that includes: G & K Services Inc, Healthcare Services Group Inc, Mobile Mini Inc, School Specialty Inc, Tetra Tech Inc and Viad Corp. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 12/31/2006 to 12/31/2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	12/06	12/07	12/08	12/09	12/10	12/11
American Reprographics Company	100.00	49.47	20.71	21.04	22.79	13.78

Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75

Diversified Commercial & Professional Services	100.00	94.72	76.23	86.79	92.51	81.11

The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

Holders

As of March 1, 2012, the approximate number of stockholders of record of our common stock was 90 and the closing price of our common stock was $5.12 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

Item 6. Selected Financial Data

The selected historical financial data presented below is derived from the audited financial statements of American Reprographics Company for the fiscal years ended December 31, 2011, 2010, 2009, 2008, and 2007. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included elsewhere in this report.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Statement of Operations Data:
Reprographics services	$267,531	$294,555	$350,491	$518,062	$513,630
Facilities management	100,682	89,994	97,401	120,983	113,848
Equipment and supplies sales	54,519	57,090	53,657	61,942	60,876

Total net sales	422,732	441,639	501,549	700,987	688,354
Cost of sales	288,434	299,307	323,360	415,715	401,317

Gross profit	134,298	142,332	178,189	285,272	287,037
Selling, general and administrative expenses	101,315	107,744	115,020	154,728	143,811
Litigation gain	—	—	—	—	(2,897)
Amortization of intangibles	18,715	11,657	11,367	12,004	9,083
Goodwill impairment	65,444	38,263	37,382	35,154	—
Impairment of long-lived assets	—	—	781	—	—

(Loss) income from operations	(51,176)	(15,332)	13,639	83,386	137,040
Other income, net	(103)	(156)	(171)	(517)	—
Interest expense, net	31,104	24,091	25,781	25,890	24,373

Loss on early extinguishment of debt	—	2,509	—	—	1,327

(Loss) income before income tax provision (benefit)	(82,177)	(41,776)	(11,971)	58,013	111,340
Income tax provision (benefit)	50,931	(14,186)	3,018	21,200	42,203

Net (loss) income	(133,108)	(27,590)	(14,989)	36,813	69,137
Loss (income) attributable to noncontrolling interest	21	88	104	(59)	—

Net (loss) income attributable to American Reprographics Company	$(133,087)	$(27,502)	$(14,885)	$36,754	$69,137

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(2.93)	$(0.61)	$(0.33)	$0.82	$1.52
Diluted	$(2.93)	$(0.61)	$(0.33)	$0.81	$1.51

Weighted average common shares outstanding:
Basic	45,401	45,213	45,123	45,060	45,421
Diluted	45,401	45,213	45,123	45,398	45,829

	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Other Financial Data:

Depreciation and amortization	$47,876	$45,649	$49,543	$50,121	$39,445
Capital expenditures	$15,553	$8,634	$7,506	$9,033	$8,303
Interest expense, net	$31,104	$24,091	$25,781	$25,890	$24,373

	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Balance Sheet Data:

Cash and cash equivalents	$25,437	$26,293	$29,377	$46,542	$24,802
Total assets	$441,357	$569,085	$620,954	$725,931	$722,611
Long term obligations	$240,900	$221,088	$228,711	$315,165	$324,724
Total ARC stockholders’ equity	$130,677	$256,506	$276,007	$281,781	$251,651
Working capital	$40,405	$22,387	$(3,739)	$29,798	$4,695

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part 1, “Item 1 — Business”; Part I, “Item 1A — Risk Factors”; Part II, “Item 6 — Selected Financial Data”; and Part II, “Item 8 — Financial Statements and Supplementary Data.”

Business Summary

ARC provides specialized document solutions to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry.

Our products and services rely on our technology and expertise to enhance our customers’ document workflow, reduce costs, shorten their document processing and distribution time, improve the quality of their document management tasks, and provide a secure, controlled environment in which to manage, distribute and produce their documents.

ARC offers three general categories of service which are reported as Reprographics Services, Facilities Management, and Equipment and Supplies.

Reprographics Services sales include operational activities such as document management services, document logistics, large- and small-format print-on-demand services in color and black and white, and digital document management services.

Facilities Management sales are primarily composed of on-site services where we provide document production equipment and sometimes staff in our customers’ offices. These services include both traditional reprographics services, as well as managed print services or MPS. Under an MPS contract, we supply, maintain and manage a customer’s entire print networks, including office printing equipment, on an outsourced basis. In each case, ARC assumes all costs related to print, and issues a single invoice to its customers based on a predictable cost-per-print rate.

Equipment and Supplies sales involve the resale of printing and imaging equipment from a wide variety of suppliers.

We are diversifying our business beyond the services we have traditionally provided to the AEC industry, and focusing primarily on managed print services, digital color printing to the non-AEC market, and technology-based document management services. We deliver both our traditional and evolving services through a nationwide network of production facilities, locally-based sales executives, technical specialists, and a national/regional sales force known as Global Solutions, which is managed from our corporate offices in Walnut Creek, California.

Acquisition activity during the last three years has been minimal and did not materially affect our overall business.

We believe ARC has gained market share during the general economic and construction industry downturns in recent years. We expect these potential gains to provide us with a competitive advantage and pricing power in a non-residential construction recovery. Also, given the higher entry barriers, working capital requirements, and lead times associated with securing and servicing large regional and national accounts, management believes ARC is likely to see significantly less competition for these accounts in the early years of a non-residential construction recovery. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the year ended December 31, 2011, with the remaining 23% consisting of sales to non-AEC industries.

Historically, our local production facilities have operated under their acquired brand. In response to changes in our markets, consisting primarily of the consolidation of our larger customers and prospects, we branded all of our operations “ARC” in 2011 to highlight the scope and scale of our services. Our non-AEC digital color printing business is branded separately as Riot Creative Imaging to facilitate marketing to a specialized customer base.

We identify operating segments based on the various business activities that earn revenue and incur expense. Since operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.

Costs and Expenses. Our cost of sales consists primarily of paper, toner and other consumables, labor, and expenses for facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.

We maintain low levels of inventory and other working capital. Our capital expenditure requirements are changing slightly as we are more frequently electing to purchase equipment for our facilities and on-site service installations rather than lease it. This practice reflects an increase of cash available to fund capital expenditures, and the lower cost of capital under our revolving credit facilities versus current capital lease rates.

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

We use EBIT and EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating segments. As a result, we believe EBIT is the best measure of operating segment profitability and the most useful metric by which to measure and compare the performance of our operating segments. We also use EBIT to measure performance for determining operating segment-level compensation and we use EBITDA to measure performance for determining consolidated-level compensation. In addition, we use EBIT and EBITDA to evaluate potential acquisitions and potential capital expenditures.

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

Specifically, we have presented adjusted net loss attributable to ARC and adjusted (loss) earnings per share attributable to ARC shareholders for the years ended December 31, 2011, 2010 and 2009 to reflect the exclusion of goodwill impairment charges, a long-lived assets impairment charge, amortization impact related specifically to the change in useful lives of trade names, loss on early extinguishment of debt, interest rate swap related costs, and the valuation allowance related to certain deferred tax assets and other discrete items. This presentation facilitates a meaningful comparison of our operating results for the fiscal years ended December 31, 2011, 2010 and 2009. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in 2011, 2010 and 2009 to exclude stock-based compensation expense, loss on early extinguishment of debt and the non-cash impairment charges. This presentation is consistent with the definition of adjusted EBITDA in our previous and current credit agreements; therefore, we believe this information is useful to investors in assessing our ability to meet our debt covenants.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss income attributable to ARC:

	September 30,	September 30,	September 30,
	Fiscal Year Ended
	December 31,
	2011	2010	2009
	(In thousands)
Cash flows provided by operating activities	$49,168	$53,924	$97,425
Changes in operating assets and liabilities	10,152	955	(19,919)
Non-cash expenses, including depreciation and amortization	(192,428)	(82,469)	(92,495)
Income tax provision (benefit)	50,931	(14,186)	3,018
Interest expense, net	31,104	24,091	25,781
Net loss attributable to the noncontrolling interest	21	88	104

EBIT	(51,052)	(17,597)	13,914
Depreciation and amortization	47,876	45,649	49,543

EBITDA	(3,176)	28,052	63,457
Interest expense	(31,104)	(24,091)	(25,781)
Income tax (provision) benefit	(50,931)	14,186	(3,018)
Depreciation and amortization	(47,876)	(45,649)	(49,543)

Net loss attributable to American Reprographics Company	$(133,087)	$(27,502)	$(14,885)

The following is a reconciliation of net loss attributable to ARC to EBIT, EBITDA and Adjusted EBITDA:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net loss attributable to American Reprographics Company	$(133,087)	$(27,502)	$(14,885)
Interest expense, net	31,104	24,091	25,781
Income tax provision (benefit)	50,931	(14,186)	3,018

EBIT	(51,052)	(17,597)	13,914
Depreciation and amortization	47,876	45,649	49,543

EBITDA	(3,176)	28,052	63,457
Special items:
Stock-based compensation	4,271	5,922	4,892
Loss on early extinguishment of debt	—	2,509	—
Goodwill impairment	65,444	38,263	37,382
Impairment of long-lived assets	—	—	781

Adjusted EBITDA	$66,539	$74,746	$106,512

The following is a reconciliation of our net loss margin to EBIT margin, EBITDA margin and Adjusted EBITDA margin:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011 (1)	2010 (1)	2009 (1)
Net loss margin	(31.5)%	(6.2)%	(3.0)%
Interest expense, net	7.4	5.5	5.1
Income tax provision (benefit)	12.0	(3.2)	0.6

EBIT margin	(12.1)	(4.0)	2.8
Depreciation and amortization	11.3	10.3	9.9

EBITDA margin	(0.8)	6.4	12.7
Special items:
Stock-based compensation	1.0	1.3	1.0
Loss on early extinguishment of debt	—	0.6	—
Goodwill impairment	15.5	8.7	7.5
Impairment of long-lived assets	—	—	0.2

Adjusted EBITDA margin	15.7%	16.9%	21.2%

(1)	Column does not foot due to rounding

The following is a reconciliation of net loss attributable to ARC to adjusted net (loss) income attributable to ARC and (loss) earnings per share to adjusted (loss) earnings per share (in thousands, except per share data):

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net loss attributable to American Reprographics Company	$(133,087)	$(27,502)	$(14,885)
Goodwill impairment	65,444	38,263	37,382
Impairment of long-lived assets	—	—	781
Change in trade name impact to amortization	9,475	1,579	—
Loss on early extinguishment of debt	—	2,509	—
Interest rate swap related costs	5,691	1,241	2,632
Income tax benefit, related to above items	(16,053)	(14,758)	(8,748)
Deferred tax valuation allowance and other discrete tax items	67,556	—	—

Unaudited adjusted net (loss) income attributable to ARC	$(974)	$1,332	$17,162

(Loss) Earnings Per Share (Actual):
Basic	$(2.93)	$(0.61)	$(0.33)

Diluted	$(2.93)	$(0.61)	$(0.33)

(Loss) Earnings Per Share (Adjusted):
Basic	$(0.02)	$0.03	$0.38

Diluted	$(0.02)	$0.03	$0.38

Weighted average common shares (Actual) outstanding:
Basic	45,401	45,213	45,123
Diluted	45,401	45,213	45,123

Weighted average common shares (Adjusted) outstanding:
Basic	45,401	45,213	45,123
Diluted	45,401	45,383	45,266

Free Cash Flows

Free Cash Flows (“FCF”) is defined as cash flows from operating activities less capital expenditures. FCF is a useful measure in determining our ability to generate excess cash flows for reinvestment in the business in a variety of ways including acquisition opportunities, the potential return of value to shareholders through stock repurchases or the purchase of our own debt instruments. As such, we believe this measure provides relevant and useful information to our current and potential investors.

The following is reconciliation of cash flows provided by operating activities to FCF:

	September 30,	September 30,	September 30,
	Fiscal Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows provided by operating activities	$49,168	$53,924	$97,425
Capital expenditures	(15,553)	(8,634)	(7,506)

Free Cash Flows	$33,615	$45,290	$89,919

Results of Operations

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Fiscal Year Ended			2011 Versus 2010		2010 Versus 2009
	December 31,			Increase (Decrease)		Increase (Decrease)
	2011 (1)	2010 (1)	2009 (1)	$ (1)%		$	%
	(In millions, except percentages)
Reprographics services	$267.5	$294.6	$350.5	$(27.1)	(9.2)%	$(55.9)	(15.9)%
Facilities management	100.7	90.0	97.4	10.7	11.9%	(7.4)	(7.6)%
Equipment and supplies sales	54.5	57.1	53.7	(2.6)	(4.6)%	3.4	6.3%

Total net sales	$422.7	$441.6	$501.5	$(18.9)	(4.3)%	$(59.9)	(11.9)%
Gross profit	$134.3	$142.3	$178.2	$(8.0)	(5.6)%	$(35.9)	(20.1)%
Selling, general and administrative expenses	$101.3	$107.7	$115.0	$(6.4)	(5.9)%	$(7.3)	(6.3)%
Amortization of intangible assets	$18.7	$11.7	$11.4	$7.0	59.8%	$0.3	2.6%
Goodwill impairment	$65.4	$38.3	$37.4	$27.1	70.8%	$0.9	2.4%
Impairment of long-lived assets	$—	$—	$0.8	$—	—%	$(0.8)	(100)%
Interest expense, net	$31.1	$24.1	$25.8	$7.0	29.0%	$(1.7)	(6.6)%
Loss on early extinguishment of debt	$—	$2.5	$—	$(2.5)	100.0%	$2.5	100.0%
Income taxes provision (benefit)	$50.9	$(14.2)	$3.0	$65.1	(458.5)%	$(17.2)	(573.3)%
Net loss attributable to ARC	$(133.1)	$(27.5)	$(14.9)	$(105.6)	384.0%	$(12.6)	84.6%
Adjusted net (loss) income attributable to ARC	$(1.0)	$1.3	$17.2	$(2.3)	(176.9)%	$(15.9)	(92.4)%
EBITDA	$(3.2)	$28.1	$63.5	$(31.3)	(111.4)%	$(35.4)	(55.7)%
Adjusted EBITDA	$66.5	$74.7	$106.5	$(8.2)	(11.0)%	$(31.8)	(29.9)%

(1)	column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	September 30,	September 30,	September 30,
	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2011 (1)	2010 (1)	2009 (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.2	67.8	64.5

Gross profit	31.8	32.2	35.5
Selling, general and administrative expenses	24.0	24.4	22.9
Amortization of intangibles	4.4	2.6	2.3
Goodwill impairment	15.5	8.7	7.5
Impairment of long-lived assets	0.0	0.0	0.2

(Loss) income from operations	(12.1)	(3.5)	2.7
Other income, net	(0.0)	(0.0)	0.0
Interest expense, net	7.4	5.5	5.1
Loss on early extinguishment of debt	0.0	0.6	0.0

Loss before income tax provision (benefit)	(19.4)	(9.5)	(2.4)
Income tax provision (benefit)	12.0	(3.2)	0.6

Net loss	(31.5)	(6.2)	(3.0)
Loss attributable to the noncontrolling interest	0.0	0.0	0.0

Net loss income attributable to ARC	(31.5)%	(6.2)%	(3.0)%

(1)	column does not foot due to rounding

Fiscal Year Ended December 31, 2011 Compared to Fiscal Year Ended December 31, 2010

Net Sales

Net sales in 2011 decreased by 4.3%. The decrease in net sales was primarily due to declines in overall construction industry spending. We also believe our AEC customers are accelerating their adoption of technology, and exerting greater central control over document production for their project teams. With the lack of new construction activity in 2011, it remains difficult to quantify the effect of such behavior, but we believe it could be a contributing factor to the declines we have seen in large-format black-and-white document printing over the past 12 months.

Reprographics services. Reprographics sales decreased $27.1 million, or 9.2% in 2011 compared to 2010.

Overall reprographics services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing. Large-format black and white printing revenues represented approximately 32% of reprographics services in 2011, as compared to approximately 36% in 2010, and decreased by approximately 17% year-over-year.

Digital color printing comprised approximately 28% of our overall reprographics services revenue for 2011, as compared to approximately 25% for 2010. Net sales of digital color printing services increased 1.3% in 2011, compared to 2010. We attribute this to new activity to our Riot Creative Imaging branded operations, comprised of 12 dedicated production facilities in major metropolitan areas around the United States, which was partly offset by a decline in color printing in the AEC industry.

Our customers in the AEC industry prefer to receive documents in both analog (printed) and digital forms, but, since 2005, we have seen increasing adoption of digital services. The recent lack of construction project activity with which digital services are associated, however, has constrained sales in this service line. During 2011, digital service revenue decreased by 4.0%, compared to 2010, but as a percentage of our overall sales it remained steady at approximately 9.0% of sales in 2011 and 2010.

Facilities management. On-site sales in 2011 compared to 2010, increased by 11.9%. FM revenue is derived from two sources: 1) an engagement with the customer to place traditional reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as “managed print services” or MPS. In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of onsite services accounts has grown by over 200 accounts to approximately 6,000 as of December 31, 2011 due to the growing demand for MPS.

Equipment and supplies sales. Equipment and supplies sales decreased by 4.6% compared to 2010. The decrease in equipment and supplies sales was primarily due to decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture with Beijing-based Unisplendour. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an on-site services or FM arrangement. Chinese operations had sales of equipment of $17.7 million in 2011, as compared to $19.0 million in 2010. The year-over-year decrease was due in part to increased competition for a major manufacturer’s reselling channel.

Gross Profit

During the 12 months ended December 31, 2011, gross profit and gross profit margin decreased to $134.3 million, or 31.8%, compared to $142.3 million, or 32.2%, during the same period in 2010, on a sales decline of $18.9 million.

The primary reason for the decrease in gross margins was a change in our product mix. Material costs in 2011 as a percentage of sales were 110 basis points higher as compared to 2010, driven by increased material costs as a percentage of digital color sales and lower margin equipment and supplies sales.

By aggressively reducing labor and overhead costs in response to the decline in overall sales, we believe that our margins remained healthy relative to our revenue.

Selling, General and Administrative Expenses

The decrease of $6.4 million in selling, general and administrative expenses was due to the continuation of cost reduction programs in 2011.

General and administrative expenses for 2011 decreased $5.8 million, or 7.9% compared to the same period in 2010. This decrease was primarily driven by the reconfiguration of our labor force to increase utilization in response to the decline in overall sales, as noted above, and a decrease in stock-based compensation.

Sales and marketing expenses decreased $0.6 million driven by decreased sales compensation on lower sales volume. This decline in expenses was partially offset by the hiring of additional sales personnel to implement specific sales initiatives, such as Riot Creative Imaging, and our MPS offering.

Amortization of Intangibles

In 2011, amortization of intangibles increased by $7.0 million due to the revised useful lives assigned to our trade names.

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

Impairment of Long-Lived Assets

Our operating segments are being negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated the long-lived assets of our operating segments. Based on this assessment there was no impairment in 2011. For further information, please see Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.

Interest Expense, Net

Net interest expense was $31.1 million in 2011, compared to $24.1 million in 2010. The increase in interest expense was primarily driven by the amortization of the amended interest rate swap, which was reclassified out of Accumulated Other Comprehensive Loss into earnings as a result of the de-designation from hedge accounting on December 1, 2010, which totaled $5.7 million in 2011. We also incurred a higher effective interest rate due to the issuance of the 10.5% senior unsecured notes (the “Notes”) on December 1, 2010, resulting in additional interest expense of $4.2 in 2011. These increases were partially offset by a reduction in the average debt balance by $24.0 million from 2010 to 2011.

Loss on the extinguishment of debt

On December 1, 2010, we closed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”) and extinguished the debt under our previous credit agreement. Accordingly, we wrote off unamortized deferred financing fees of $2.5 million.

Income Taxes

We recorded an income tax provision of $50.9 million in relation to a pretax loss of $82.2 million for 2011. The income tax provision includes a $68.5 million valuation allowance against certain of our deferred tax assets. Had we not recognized this valuation allowance, our tax benefit would have been $17.6 million in relation to our pretax loss of $82.2 million. This yields an effective tax rate of 21.4%, which was primarily impacted by the impairment of nondeductible stock-based goodwill related to acquisitions in prior years. The deferred tax assets remain available to us for use in future profitable quarters.

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

Net Loss Attributable to ARC

Net loss attributable to ARC was $133.1 million in 2011, as compared to net loss attributable to ARC of $27.5 million in 2010. The net loss attributable to ARC in 2011 is primarily due to the goodwill impairment charges recognized in the second and third quarters of 2011, the establishment of a valuation allowance on deferred tax assets, and the decrease in sales described above.

EBITDA

EBITDA margin decreased to (0.8)% in 2011, as compared to 6.4% in 2010 due to the higher goodwill impairment charges in 2011. Excluding the impact of stock-based compensation, loss on early extinguishment of debt, and the non-cash goodwill impairment in 2011 and 2010 respectively, our adjusted EBITDA margin was 15.7% in 2011, as compared to 16.9% in 2010. The decrease in adjusted EBITDA was due to the decrease in gross profit noted above, excluding the impact of depreciation.

Fiscal Year Ended December 31, 2010 Compared to Fiscal Year Ended December 31, 2009

Net Sales

Net sales in 2010 decreased by 11.9%. The decrease in net sales was primarily due to declines in overall construction industry spending, especially in the non-residential building segment.

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

Facilities management. On-site, or FM, sales in 2010 compared to 2009, decreased by $7.4 million or 7.6%. FM revenue is derived from a single cost per square foot of printed material, similar to our reprographics services revenue. As convenience and speed continue to characterize our customers’ needs, and as printing equipment continues to become smaller and more affordable, the trend of placing equipment, and sometimes staff, in an architectural studio or construction company office remains strong. Despite a difficult market, we recorded a net increase of approximately 100 facilities management accounts during 2010, bringing our total FM accounts to approximately 5,800 as of December 31, 2010. By placing such equipment on-site and billing on a per use and per project basis, the invoice continues to be issued by us, as would be the case if the work was produced in one of our centralized production facilities. The resulting benefit to our customers is the convenience of on-site production with a pass-through, or reimbursable, cost of business that many customers continue to find attractive. Despite the increase in FM accounts, sales decreased as the volume of prints at FM locations significantly declined due to the lack of construction activity described above.

Equipment and supplies sales. Equipment and supplies sales increased by $3.4 million or 6.3% over the same period in 2009. During 2010, the increase in equipment and supplies sales was primarily due to increased sales in UDS, our Chinese business venture with Beijing-based Unisplendour. UDS commenced operations during the third quarter of 2008. Shanghai UNIS Document Printing Co., Ltd., a wholly-owned subsidiary of UDS which acquired the assets of Shanghai Light Business Machines Co., Ltd., commenced operations in July 2009. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $19.0 million in 2010, as compared to $13.1 million in 2009.

Gross Profit

During the 12 months ended December 31, 2010, gross profit and gross profit margin decreased to $142.3 million, or 32.2%, compared to $178.2 million, or 35.5%, during the same period in 2009, on a sales decline of $59.9 million.

The primary reason for the decrease in gross margins was a change in our product mix. Material costs in 2010 as a percentage of sales were 300 basis points higher as compared to 2009. Specifically, we saw an increase in lower margin equipment and supplies sales as a percentage of total sales attributable to the performance of UDS. Lower margin equipment and supplies sales comprised 12.9% of total sales in 2010, compared to 10.7% in 2009. To a much lesser extent, material costs were also negatively impacted as material cost for color printing increased as a percentage of color sales by approximately 230 basis points in 2010 as compared to 2009. We believe these higher color material costs were driven in part by the need to outsource work as we reconfigured operations to support the new Riot Creative Imaging brand, and also from accepting lower margin work to help gain market share and credibility with a new customer base.

In response to the overall decline in sales, we implemented cost cutting initiatives that resulted in a decline in labor and overhead costs that were in line with the drop in overall sales. Overhead and labor costs as a percentage of sales in 2010 were consistent with 2009.

Selling, General and Administrative Expenses

The decrease of $7.3 million in selling, general and administrative expenses was primarily due to the implementation of cost reduction programs initiated in response to the decline in sales and a decrease in bad debt expense. Specifically, general and administrative base compensation expense decreased by $4.0 million compared to 2009. The decrease in general and administrative compensation was primarily due to the consolidation of certain back office functions performed across operating segments, as well as other company initiatives. Bad debt expense decreased by $2.1 million in 2010 compared to 2009, as a result of improved collections and lack of significant write-offs in 2010. The cost reduction programs in 2010, as compared to 2009, have also resulted in a decrease of $1.3 million in professional fees, consulting fees, and advertising. Despite the significant decrease in sales, sales compensation increased by $0.5 million in 2010. This increase is due to additional sales personnel who were hired to implement new sales initiatives, under our new brand, Riot Creative Imaging, and through our MPS offering. The items noted above were further offset by an increase in stock-based compensation of $1.0 million.

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

During the fourth quarter of 2010, we decided to phase out the use of our local trade names over the following 18 months and revised the remaining estimated useful lives of our trade name intangible assets accordingly. Effective January 1, 2011, all divisions began using the ARC name, though some use of the original brand names remain in circulation to ensure business recognition and the retention of existing customers. Once the trade names are fully transitioned to the ARC name and removed from the marketplace, they will quickly lose value. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years.

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

See Note 2 “Summary of Significant Accounting Policies” and Note 4 “Goodwill and other intangibles resulting from business acquisitions” to our Consolidated Financial Statements for further information.

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

Loss on the extinguishment of debt

On December 1, 2010, we closed a private placement of the Notes and extinguished the debt under our previous credit agreement. Accordingly, we wrote off unamortized deferred financing fees of $2.5 million.

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

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2011. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,	Septe 30,
	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2011				2010
Reprographics services	$70,022	$70,460	$65,529	$61,520	$76,257	$78,453	$72,709	$67,136
Facilities management	24,203	25,596	25,505	25,378	22,403	22,627	22,602	22,362
Equipment and supplies sales	12,279	13,534	13,758	14,948	13,501	14,008	14,110	15,471

Total net sales	$106,504	$109,590	$104,792	$101,846	$112,161	$115,088	$109,421	$104,969
Quarterly sales as a % of annual sales	25.2%	25.9%	24.8%	24.1%	25.4%	26.1%	24.8%	23.7%
Gross profit	$33,386	$35,695	$33,924	$31,293	$36,851	$39,455	$35,018	$31,008
Income (loss) from operations	$810	$(19,165)	$(36,372)	$3,551	$7,084	$8,729	$(32,323)	$1,178
EBITDA	$13,361	$(6,852)	$(24,695)	$15,010	$18,791	$19,817	$(21,441)	$10,885
Net income (loss) attributable to ARC	$(3,643)	$(84,630)	$(41,757)	$(3,057)	$717	$1,679	$(25,144)	$(4,754)

The following is a reconciliation of EBITDA to net income for each respective quarter.

	Septem30,	Septem30,	Septem30,	Septem30,	Septem30,	Septem30,	Septem30,	Septem30,
	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2011				2010
EBITDA	$13,361	$(6,852)	$(24,695)	$15,010	$18,791	$19,817	$(21,441)	$10,885
Interest expense, net	(8,167)	(7,699)	(7,743)	(7,495)	(5,888)	(5,754)	(5,614)	(6,835)
Income tax (provision) benefit	3,649	(57,913)	2,392	941	(530)	(1,276)	12,668	3,324
Depreciation and amortization	(12,486)	(12,166)	(11,711)	(11,513)	(11,656)	(11,108)	(10,757)	(12,128)

Net income (loss) attributable to ARC	$(3,643)	$(84,630)	$(41,757)	$(3,057)	$717	$1,679	$(25,144)	$(4,754)

We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results are typically affected by seasonal factors, primarily the number of working days in a quarter. Historically, our fourth quarter is the slowest, reflecting the slowdown in construction activity during the holiday season. We recorded a goodwill impairment in the amount of $42.1 million, $23.3 million and $38.3 million, during the quarters ended September 30, 2011, June 30, 2011 and September 30, 2010, respectively. We recorded valuation allowances against certain deferred tax assets of $64.3 million, $1.4 million and $2.8 million during the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011, respectively.

Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of December 31, 2011 was $25.4 million. Of this amount, $13.7 million was held in foreign countries. Specifically, $13.1 million was held in China and is considered a permanent investment in UDS. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009

Net cash provided by operating activities	$49,168	$53,924	$97,425

Net cash used in investing activities	$(25,182)	$(8,502)	$(9,349)

Net cash used in financing activities	$(25,107)	$(48,999)	$(105,332)

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall decrease in cash flows from operations in 2011 was primarily due to the decline in sales and related profits. This is reflected in the $8.2 million decrease in adjusted EBITDA during this time period, as well as an increase in accounts receivable of $2.1 million and cash interest payments of $4.6 million, which, in turn, was partially offset by an income tax refund of $12.1 million received in 2011 related to carryback of 2010 tax losses to 2008. The increase in accounts receivable was driven by an increase in our days sales outstanding (“DSO”), which was 48 days as of December 31, 2011, as compared to 45 days as of December 31, 2010. With the continued slowdown in the AEC industry, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2012, it will significantly impact our cash flows from operations in the future. The increase in cash interest payments in 2011 was due to the issuance of the $200 million Notes in December of 2010. With the issuance of the Notes, our effective interest rate increased from 8.1% to 11.0%, which will affect our cash flows from operations in the future.

Net cash provided by operating activities for the year ended December 31, 2010 was primarily driven by sales and net profit generated from these sales, excluding depreciation, amortization and the goodwill impairment charge. The overall decrease in cash flows from operations in 2010 was due to the significant decline in sales and related profits and the cash contribution from a decrease in receivables in 2009. With the downturn in the general economy during this time, we planned to focus on our accounts receivable collections and DSO, which was 45 days as of December 31, 2010. Cash flows from operations for the twelve months ended December 31, 2010 were negatively affected by an increase in prepaid taxes of approximately $2.5 million.

Net cash provided by operating activities for the year ended December 31, 2009 was primarily driven by sales, and net profit generated from these sales, excluding depreciation and the goodwill impairment charge. The overall decrease in cash flows from operations in 2009 compared to 2008 was due to the decline in sales and corresponding EBITDA. Our strong cash flows from operations in 2009, despite the decrease in profitability, was partially due to continued improved accounts receivable collection efforts. As evidence of our improved collection efforts during this period, our days sales outstanding decreased slightly to 43 days as of December 31, 2009, as compared to 45 days as of December 31, 2008. Also contributing to the strong cash generation in 2009 was the fact that higher sales in the fourth quarter of 2008, as compared to the sales trend in 2009, were partially collected in 2009. Additionally, the utilization of $3.6 million of prepaid taxes contributed to the cash flows from operations.

Investing Activities

Net cash used in investing activities primarily related to capital expenditures and acquisition of businesses. Payments for businesses acquired, net of cash acquired and including other cash payments and earnout payments associated with the acquisitions, amounted to $0.8 million, $0.9 million, and $3.5 million during the years ended December 31, 2011, 2010, and 2009, respectively. The decrease is due to the significant decrease in acquisition activity, no earnout payments made in 2011 and fewer earnout payments made in 2010 and 2009. We incurred capital expenditures totaling $15.6 million, $8.6 million, and $7.5 million during the years ended December 31, 2011, 2010, and 2009, respectively. The increase in capital expenditures is primarily due to growth in our on-site services, and due to the fact that we are electing to purchase equipment more frequently rather than leasing equipment. Other cash flows from investing activities of $0.9 million, $1.0 million, and $1.7 million during the years ended December 31, 2011, 2010, and 2009, respectively, are primarily due to cash received from the sale of property, and disposal of fixed assets. Funds required to finance our business expansion will come from operating cash flows and additional borrowings.

Financing Activities

Net cash of $25.1 million used in financing activities during the 12 months ended December 31, 2011, primarily relates to scheduled payments of $25.2 million on our debt agreements and capital leases. Net cash of $49.0 million used in financing activities during the 12 months ended December 31, 2010, primarily relates to scheduled payments of approximately $39 million on our debt agreements and capital leases, and payment of deferred financing fees of $4.5 million related to the issuance of the Notes. On December 1, 2010 we paid off our then-existing senior secured credit facility in the amount of $199.4 million, with net proceeds of $195.6 million from the issuance of the Notes and available cash. See Note 6 “Long-Term Debt” to our Consolidated Financial Statements for more information related to the Notes issuance. Net cash of $105.3 million used in financing activities during the 12 months ended December 31, 2009, primarily relates to scheduled payments of $59.0 million on our debt agreements and capital leases, a $35.0 million early paydown on our then-existing term loan facility, and approximately $11.0 million in early paydowns of capital lease obligations. Our cash position, working capital, and debt obligations as of December 31, 2011, 2010, and 2009 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto elsewhere in this report.

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
Cash and cash equivalents	$25,437	$26,293	$29,377
Working capital	$40,405	$22,387	$(3,739)

Borrowings from senior secured credit facilities and Notes	$196,241	$195,692	$205,625
Other debt obligations	30,023	43,932	68,606

Total debt obligations	$226,264	$239,624	$274,231

The increase of $18.0 million in working capital in 2011 was primarily due to a decrease in accrued expenses of $10.8 million and a decrease in the current portion of long-term debt and capital leases of $8.6 million. The decrease in accrued expenses is primarily related to the payment upon termination of the swap transaction. The decrease in the current portion of long-term debt and capital leases is due the repayment of debt. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $25.4 million, availability under the 2012 Credit Agreement and additional cash flows provided by operations should be adequate to cover the next twelve months’ working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of December 31, 2011, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our current credit facility.

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

We may buy our own bonds or equity securities from time to time in the open market or in private transactions. While we have not been actively seeking growth through acquisition during the current economic and industry downturn, the executive team continues to selectively evaluate potential acquisitions.

Debt Obligations

10.5% Senior Notes due 2016

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

On December 1, 2010, we paid off, in full, amounts outstanding under our previous credit agreement when the private placement of the Notes was completed.

2010 Credit Agreement

In connection with the issuance of the Notes, our company and certain of our subsidiaries also entered into the 2010 Credit Agreement that provided for a $50 million senior secured revolving line of credit.

As of December 31, 2011 we did not have any outstanding debt under the 2010 Credit Agreement.

As of December 31, 2011, standby letters of credit aggregated to $3.9 million. The standby letters of credit under the 2010 Credit Agreement reduced our borrowing availability under the 2010 Credit Agreement to $46.1 million.

2012 Credit Agreement

On January 27, 2012, we entered into a new Credit Agreement (the “2012 Credit Agreement”) and terminated the 2010 Credit Agreement. The 2012 Credit Agreement provides revolving loans in an aggregate principal amount not to exceed $50.0 million with a Canadian sublimit of $5.0 million, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada (“Domestic Subsidiaries”) that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of June 15, 2016.

Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the LIBOR plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75 to 1.25 percent, based on Average Daily Net Availability. Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

The 2012 Credit Agreement contains various loan covenants that restrict our ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $10.0 million we are required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0 to 1.0. Our obligations under the 2012 Credit Agreement are secured by substantially all of our assets pursuant to a Guaranty and Security Agreement.

Foreign Credit Agreement

In the second quarter of 2011, in conjunction with its Chinese operations, UDS entered into one-year revolving credit facility. The facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.3 million as of December 31, 2011. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under the Notes and senior secured credit facilities.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011			As of December 31, 2010
		Available			Available
		Borrowing	Interest		Borrowing	Interest
	Balance	Capacity	Rate	Balance	Capacity	Rate
	(Dollars in thousands)
Notes (1)	$200,000	$—	10.50%	$200,000	$—	10.50%
Revolving facilities	713	46,690	6.00%	—	46,146	—

	$200,713	$46,690		$200,000	$46,146

(1)	Notes balance shown gross of discount of $3.8 and $4.3 million, as of December 31, 2011 and 2010, respectively.

Seller Notes. As of December 31, 2011, we had $1.2 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2011 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2011 and 2010, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Our future contractual obligations as of December 31, 2011, are as follows:

	September 30,	September 30,	September 30,	September 30,		September 30,
		Less than				More than
	Total	1 year	1 to 3 years	3 to 5 years		5 years
	(Dollars in thousands)
Debt obligations and Notes	$201,887	$1,645	$242	$200,000	(1)	$—
Capital lease obligations	28,136	13,360	12,880	1,896		—
Interest on long-term debt, Notes and capital leases	106,353	22,815	43,181	40,357		—
Operating lease	61,949	20,404	22,751	10,122		8,672

Total	$398,325	$58,224	$79,054	$252,375		$8,672

(1)	Notes balance of $200.0 million shown gross of discount of $3.8 million as of December 31, 2011.

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of December 31, 2011, we have potential future earnout obligations for acquisitions consummated before the adoption of Accounting Standards Codification (ASC) 805 of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

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

Factors we consider include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, we estimate the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, we recognize an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or as estimated using discounted cash flows, if not.

Our operating segments have been negatively impacted by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated, as described above, the long-lived assets in our operating segments for impairment in 2011, 2010 and 2009 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment in 2011 or 2010. In 2009 we determined that there was an impairment of long-lived assets for our operating segment in the United Kingdom. Accordingly, we recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other intangible assets by $0.8 million. Given the current economic environment, we have and will continue to monitor the need to test our long-lived assets for impairment as required by ASC 805.

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

At September 30, 2011, we performed our annual goodwill impairment analysis, which indicated that nine of our 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of our Notes (resulting in a higher yield) and a decline of our stock price during the third quarter, we concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of our reporting units as of September 30, 2011. The increase in our WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2011 that would require an additional impairment test.

At June 30, 2011, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. The results of our analysis indicated that six of our 36 reporting units, all of which are located in the United States, had a goodwill impairment as of June 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million.

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

We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The estimated fair value of our reporting units were based upon a projected EBITDA margin, which is anticipated to have a slight increase from 2011 to 2012, followed by year over year increases of approximately 150 to 300 basis points in 2013 through 2015, with stabilization expected in 2016. These projections are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. These cash flows are discounted using a weighted average cost of capital ranging from 14% to 16%, depending upon the size and risk profile of the reporting unit. We considered our market capitalization in assessing the reasonableness of the fair value under the income approach described above.

The results of step one of the goodwill impairment test, as of September 30, 2011, were as follows:

	September 30,	September 30,
	Reporting Number of	Representing
	Units	Goodwill of
No goodwill balance	13	$—
Reporting units failing step one that continue to carry a goodwill balance	9	76,990
Fair value of reporting unit exceeds its carrying value by 1%—20%	6	44,761
Fair value of reporting unit exceeds its carrying value by 20%—40%	2	42,447
Fair value of reporting unit exceeds its carrying value by more than 40%	7	65,117

	37	$229,315

Based upon a sensitivity analysis, performed as of September 30, 2011, a reduction of approximately 50 basis points of projected EBITDA in 2011 and beyond, assuming all other assumptions remain constant, would result in one additional reporting unit proceeding to step two of the analysis, and a further impairment of approximately $8.0 million in total.

Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in two additional reporting units proceeding to step two of the analysis, and a further impairment of approximately $13.0 million in total.

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of September 30, 2011, will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2012, or on an interim basis, if any such change constitutes a triggering event outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Revenue Recognition

We apply the provisions of ASC 605. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.

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

Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement.

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

As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed. As of December 31, 2011, the valuation allowance against certain deferred tax assets was $68.5 million.

In future quarters we will continue to evaluate our historical results for the preceding twelve quarters and our future projections to determine whether we will generate sufficient taxable income to utilize our deferred tax assets, and whether a partial or full valuation allowance is still required. Should we generate sufficient taxable income, however, we may reverse a portion or all of the then current valuation allowance.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2011, 2010, and 2009, we recorded expenses of $1.0 million, $1.0 million, and $3.0 million, respectively, related to the allowance for trade receivables.

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

Stock-Based Compensation

We apply the Black-Scholes valuation model in determining the fair value of stock options granted to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption of FSP FAS 123(R-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, we used the “shortcut method” for determining the historical windfall tax benefit.

Total stock-based compensation for the years ended December 31, 2011, 2010 and 2009 was $4.3 million, $5.9 million and $4.9 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of ASC 718, the excess tax benefit resulting from stock-based compensation, in our Consolidated Statements of Cash Flows, is classified as cash flows from financing activities.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for disclosure on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Historically, our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. Historically, we have entered into derivative instruments to manage our exposure to changes in interest rates. These instruments allowed us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount.

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

The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off our previous Credit Agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion is stored in other comprehensive income and will be amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.

The Swap Transaction’s effective date was March 31, 2008 and had a termination date of December 6, 2012. On January 3, 2011, we terminated the Amended Swap Transaction and made a final payment of $9.8 million to the counterparty.

As of December 31, 2011, we had $226.3 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2011, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes to internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Reprographics Company

Walnut Creek, California

We have audited the internal control over financial reporting of American Reprographics Company and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated March 8, 2012 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 8, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2011, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Certain Executive Officer Certifications

Our common stock is listed on the NYSE. As required by Section 303A.12 of the NYSE Listed Company Manual, we have filed as exhibits to this Annual Report on Form 10-K the Chief Executive Officer and Chief Financial Officer certifications required by Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002. On May 13, 2011, we submitted to the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards, as required as required by Section 303A.12 of the NYSE Listed Company Manual. There were no qualifications to the certification.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders and is set forth under “Executive Compensation.”

The information in the section of the proxy statement for our 2012 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2012 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the proxy statement for our 2012 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Equity and Comprehensive Loss for the years ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements

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

(3) Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC:

Index to Exhibits

Number	Description

3.1	Amended and Restated Certificate of Incorporation, filed February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-K filed on March 31, 2005).

3.2	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

4.2	Indenture, dated December 1, 2010, among American Reprographics Company, certain subsidiaries of American Reprographics Company as guarantors thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 2, 2010).

4.3	Form of 10.5% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 2, 2010).

4.4	Registration Rights Agreement, dated December 1, 2010, among American Reprographics Company, certain subsidiaries of American Reprographics Company as guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on December 2, 2010).

10.1	Credit Agreement, dated as of January 27, 2012, by and among American Reprographics Company, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent and Wells Fargo Capital Finance Corporation Canada, as Canadian Agent and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).

10.2	Guaranty and Security Agreement, dated as of January 27, 2012, by and among American Reprographics Company and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 2, 2012).

10.3	Canadian Guaranty and Security Agreement, dated as of January 27, 2012, by and among ARC Reprographics Canada Corp. and ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 2, 2012).

10.4	American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.5	Amendment No. 1 to American Reprographics Company 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.6	Amendment No. 2 to American Reprographics Company 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.7	Amendment No. 3 to American Reprographics Company 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

10.8	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.9	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.10	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.11	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.12	Form of American Reprographics Company Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.13	Form of American Reprographics Company Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.14	Amended and Restated American Reprographics Company 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).^

Number	Description

10.15	Lease Agreement, for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, dated November 19, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.17	Lease Agreement for the premises commonly known as 835 West Julian Street, San Jose, CA, dated February 1, 2009, by and between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18	Amendment to Lease for the premises commonly known as 835 West Julian Street, San Jose, CA, dated effective February 1, 2009, by and between Sumo Holdings San Jose, LLC, Landlord, and American Reprographics Company, L.L.C. Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.19	Lease Agreement for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated April 1, 1999, by and between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.20	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.21	Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between OCB, LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.22	Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between Sumo Holdings Irvine LLC, Lessor, and OCB, LLC, Lessee, (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.23	Lease Agreement for the premises commonly known as 1322 V Street, Sacramento, CA, dated December 1, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.25	Lease Agreement for the premises commonly known as 345 Clinton Street, Costa Mesa, CA, dated September 23, 2003, by and between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.26	Lease Agreement for the premises commonly known as 616 Monterey Pass Road, Monterey Park, CA, by and dated November 19, 1997, between Dieterich-Post Company and American Reprographics Company, L.L.C. (as successor lessee) (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 1, 2007).

10.27	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dieterich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.28	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.29	Amended and Restated Employment Agreement, dated March 21, 2012, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10. 1 to the Registrant’s Form 8-K (filed on March 21, 2011).^

Number	Description

10.30	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (filed on February 21, 2012).^

10.31	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.32	Amended and Restated Employment Agreement, dated March 21, 2011, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 21, 2011).^

10.33	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.34	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.35	First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).^

10.36	Amended and Restated Executive Employment Agreement, dated March 21, 2011, between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 21, 2011). ^

10.37	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.38	Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009 (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K filed on February 26, 2010). ^

10.39	Executive Employment Agreement, dated April 14, 2011, between American Reprographics Company and Jorge Avalos, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2011).^

10.40	Separation Agreement, dated April 13, 2011, between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 21, 2011).^

10.41	Executive Employment Agreement, dated July 18, 2011, between American Reprographics Company and John E.D. Toth, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2011).^

10.42	Indemnification Agreement dated February 23, 2009 between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 25, 2009).

10.43	Indemnification Agreement made as of December 4, 2006 between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.50 to the Registrant’s Form 10-K filed on March 1, 2007).

10.44	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Thomas J. Formolo (incorporated by reference to Exhibit 10.39 to the Registrant’s Form 10-K filed on March 31, 2005).

10.45	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Manuel Perez de la Mesa (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 31, 2005).

10.46	Indemnification Agreement made as of March 3, 2005 between American Reprographics Company and Mark W. Mealy (incorporated by reference to Exhibit 10.43 to the Registrant’s Form 10-K filed on March 31, 2005).

10.47	Indemnification Agreement made as of September 30, 2004 between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.44 to the Registrant’s Form 10-K filed on March 31, 2005).

10.48	Indemnification Agreement made as of October 7, 2004 between American Reprographics Company and Rahul K. Roy (incorporated by reference to Exhibit 10.45 to the Registrant’s Form 10-K filed on March 31, 2005).

10.49	Indemnification Agreement made as of February 2, 2006 between American Reprographics Company and Dewitt Kerry McCluggage (incorporated by reference to Exhibit 10.51 to the Registrant’s Form 10-K filed on March 16, 2006).

10.50	Indemnification Agreement made as of May 22, 2006, between American Reprographics Company and Eriberto R. Scocimara (incorporated by reference to Exhibit 10.61 to the Registrant’s Form 10-K filed on March 1, 2007).

Number	Description

10.51	Indemnification Agreement made as of March 11, 2009, between American Reprographics Company and James F. McNulty (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on June 25, 2009).

10.52	Indemnification Agreement made as of July 29, 2011, between American Reprographics Company and John E.D. Toth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed August 1, 2011).

10.53	Indemnification Agreement made as of July 29, 2011, between American Reprographics Company and Jorge Avalos (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8- filed August 1, 2011).

21.1	List of Subsidiaries.*

Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN REPROGRAPHICS COMPANY

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer

Date: March 8, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR	Chairman, President and	March 8, 2012
Kumarakulasingam Suriyakumar	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ JOHN E.D. TOTH	Chief Financial Officer, Secretary	March 8, 2012
John E.D. Toth	(Principal Financial Officer)

/s/ JORGE AVALOS	Chief Accounting Officer, Vice President Finance	March 8, 2012
Jorge Avalos	(Principal Accounting Officer)

/s/ THOMAS J. FORMOLO	Director	March 8, 2012
Thomas J. Formolo

/s/ ERIBERTO SCOCIMARA	Director	March 8, 2012
Eriberto Scocimara

/s/ DEWITT KERRY MCCLUGGAGE	Director	March 8, 2012
Dewitt Kerry McCluggage

/s/ JAMES F. MCNULTY	Director	March 8, 2012
James F. McNulty

/s/ MARK W. MEALY	Director	March 8, 2012
Mark W. Mealy

/s/ MANUEL PEREZ DE LA MESA	Director	March 8, 2012
Manuel Perez de la Mesa

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

American Reprographics Company

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of American Reprographics Company and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive loss, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Reprographics Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA

March 8, 2012

AMERICAN REPROGRAPHICS COMPANY

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30,	September 30,
	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$25,437	$26,293
Accounts receivable, net of allowances for accounts receivable of $3,309 and $4,030	54,713	52,619
Inventories, net	12,107	10,689
Deferred income taxes	—	7,157
Prepaid expenses	3,999	4,074
Other current assets	7,541	6,870

Total current assets	103,797	107,702

Property and equipment, net of accumulated depreciation of $191,598 and $211,875	55,084	59,036
Goodwill	229,315	294,759
Other intangible assets, net	45,127	62,643
Deferred financing fees, net	4,574	4,995
Deferred income taxes	1,368	37,835
Other assets	2,092	2,115

Total assets	$441,357	$569,085

Liabilities and Equity
Current liabilities:
Accounts payable	$21,787	$23,593
Accrued payroll and payroll-related expenses	7,292	7,980
Accrued expenses	19,308	30,134
Current portion of long-term debt and capital leases	15,005	23,608

Total current liabilities	63,392	85,315

Long-term debt and capital leases	211,259	216,016
Deferred income taxes	26,447	—
Other long-term liabilities	3,194	5,072

Total liabilities	304,292	306,403

Commitments and contingencies (Note 7)

Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,235 and 46,183 shares issued and 46,235 and 45,736 shares outstanding	46	46
Additional paid-in capital	99,728	96,251
Retained earnings	32,663	173,459
Accumulated other comprehensive loss	(1,760)	(5,541)

	130,677	264,215
Less cost of common stock in treasury, 0 and 447 shares	—	7,709

Total American Reprographics Company stockholders’ equity	130,677	256,506
Noncontrolling interest	6,388	6,176

Total equity	137,065	262,682

Total liabilities and equity	$441,357	$569,085

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Reprographics services	$267,531	$294,555	$350,491
Facilities management	100,682	89,994	97,401
Equipment and supplies sales	54,519	57,090	53,657

Total net sales	422,732	441,639	501,549
Cost of sales	288,434	299,307	323,360

Gross profit	134,298	142,332	178,189
Selling, general and administrative expenses	101,315	107,744	115,020
Amortization of intangible assets	18,715	11,657	11,367
Goodwill impairment	65,444	38,263	37,382
Impairment of long-lived assets	—	—	781

(Loss) income from operations	(51,176)	(15,332)	13,639
Other income, net	(103)	(156)	(171)
Interest expense, net	31,104	24,091	25,781
Loss on early extinguishment of debt	—	2,509	—

Loss before income tax provision (benefit)	(82,177)	(41,776)	(11,971)
Income tax provision (benefit)	50,931	(14,186)	3,018

Net loss	(133,108)	(27,590)	(14,989)
Loss attributable to noncontrolling interest	21	88	104

Net loss attributable to American Reprographics Company	$(133,087)	$(27,502)	$(14,885)

Loss per share attributable to American Reprographics Company shareholders:
Basic	$(2.93)	$(0.61)	$(0.33)
Diluted	$(2.93)	$(0.61)	$(0.33)

Weighted average common shares outstanding:
Basic	45,401	45,213	45,123
Diluted	45,401	45.213	45,123

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE LOSS

(In thousands, except per share data)

	American Reprographics Company Shareholders
	Common Stock		Additional			Accumulated Other	Common
	Shares	Par Value	Paid-In Capital	Deferred Compensation	Retained Earnings	Comprehensive Loss	Stock in Treasury	Noncontrolling Interest	Total Equity
Balance at December 31, 2008	45,227	$46	$85,207	$(195)	$215,846	$(11,414)	$(7,709)	$6,121	$287,902
Stock-based compensation	396		4,697	195					4,892
Issuance of common stock under Employee Stock Purchase Plan	30		164						164
Stock options exercised	12		63						63
Tax deficiency from stock-based compensation, net of tax benefit			(149)						(149)
Comprehensive loss
Net loss					(14,885)			(104)	(14,989)
Foreign currency translation adjustments						823			823
Gain on derivative, net of tax effect						3,318			3,318

Comprehensive loss									(10,848)

Balance at December 31, 2009	45,665	$46	$89,982	$—	$200,961	$(7,273)	$(7,709)	$6,017	$282,024
Stock-based compensation	15		5,922	—					5,922
Issuance of common stock under Employee Stock Purchase Plan	9		64						64
Stock options exercised	47		242						242
Net tax benefit from stock-based compensation			41						41
Comprehensive loss
Net loss					(27,502)			(88)	(27,590)
Foreign currency translation adjustments						607		247	854
Gain on derivative, net of tax effect						1,125			1,125

Comprehensive loss									(25,611)

Balance at December 31, 2010	45,736	$46	$96,251	$—	$173,459	$(5,541)	$(7,709)	$6,176	$262,682
Stock-based compensation	470		4,271	—					4,271
Issuance of common stock under Employee Stock Purchase Plan	12		50						50
Stock options exercised	17		108						108
Tax deficiency from stock-based compensation, net of tax benefit			(952)						(952)
Retirement of 447 treasury shares					(7,709)		7,709		—
Comprehensive loss
Net loss					(133,087)			(21)	(133,108)
Foreign currency translation adjustments						216		233	449
Amortization of derivative, net of tax effect						3,565			3,565

Comprehensive loss									(129,094)

Balance at December 31, 2011	46,235	$46	$99,728	$—	$32,663	$(1,760)	$—	$6,388	$137,065

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(133,108)	$(27,590)	$(14,989)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	1,034	966	3,044
Depreciation	29,161	33,992	38,176
Amortization of intangible assets	18,715	11,657	11,367
Amortization of deferred financing fees	887	1,491	1,357
Amortization of bond discount	549	44	—
Goodwill impairment	65,444	38,263	37,382
Impairment of long-lived assets	—	—	781
Stock-based compensation	4,271	5,922	4,892
Excess tax benefit related to stock-based compensation	—	(58)	(18)
Deferred income taxes	673	(12,657)	(4,477)
Deferred tax valuation allowance	68,546	—	—
Loss on early extinguishment of debt	—	2,509	—
Write-off of deferred financing fees	—	—	190
Amortization of derivative, net of tax effect	3,565	—	—
Other noncash items, net	(417)	340	(199)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(2,582)	469	21,099
Inventory	(1,170)	8	1,344
Prepaid expenses and other assets	(453)	(4,098)	6,302
Accounts payable and accrued expenses	(5,947)	2,666	(8,826)

Net cash provided by operating activities	49,168	53,924	97,425

Cash flows from investing activities
Capital expenditures	(15,553)	(8,634)	(7,506)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	(823)	(870)	(3,527)
Payment for swap transaction	(9,729)	—	—
Other	923	1,002	1,684

Net cash used in investing activities	(25,182)	(8,502)	(9,349)

Cash flows from financing activities
Proceeds from stock option exercises	108	242	63
Proceeds from issuance of common stock under Employee Stock Purchase Plan	62	51	164
Excess tax benefit related to stock-based compensation	—	58	18
Proceeds from bond issuance	—	195,648	—
Payments on long-term debt agreements and capital leases	(25,179)	(238,989)	(105,008)
Net borrowings (repayments) under revolving credit facility	701	(1,536)	1,523
Payment of deferred financing fees	(799)	(4,473)	(2,092)

Net cash used in financing activities	(25,107)	(48,999)	(105,332)

Effect of foreign currency translation on cash balances	265	493	91

Net change in cash and cash equivalents	(856)	(3,084)	(17,165)
Cash and cash equivalents at beginning of period	26,293	29,377	46,542

Cash and cash equivalents at end of period	$25,437	$26,293	$29,377

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$25,215	$20,627	$24,733
Income taxes (received) paid, net	$(13,488)	$1,395	$2,507
Noncash investing and financing activities:
Capital lease obligations incurred	$10,678	$10,305	$16,181
Liabilities in connection with the acquisition of businesses	$548	$231	$466
Liabilities in connection with deferred financing fees	$107	$440	$—
Net gain on derivative, net of tax effect	$—	$1,125	$3,318

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data or where otherwise noted )

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

American Reprographics Company (“ARC” or the “Company”) is the largest reprographics company in the United States providing specialized document solutions to businesses of all types, with an emphasis on the non-residential segment of the architectural, engineering and construction (“AEC”) industry. ARC offers conventional reprographic services, as well as managed print services, digital color printing, and proprietary document management technology products and services. In addition to the AEC industry, ARC also provides these services to companies in non-AEC industries, such as retail, aerospace, technology, financial services, entertainment, and healthcare, among others, that require sophisticated document management services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

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

Risk and Uncertainties

The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending, GDP growth, interest rates, employment rates, and office vacancy rates. The effects of the current economic environment in the United States, and weakness in global economic conditions, have resulted in a significant reduction of activity in the non-residential and residential portions of the AEC industry. The AEC industry generally experiences downturns several months after a downturn in the general economy and there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A continued downturn in the AEC industry and the reprographics industry would further diminish demand for some of ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased. UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s business venture with Unisplendour Corporation Limited (“Unisplendour”), holds $13.1 million of the Company’s cash and cash equivalents.

The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, the United Kingdom and China, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Concentrations of Credit Risk and Significant Vendors

Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 3% of net sales during the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 32%, 32% and 33% for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2011, 2010 and 2009 comprised approximately 37%, 41%, and 51% respectively, of the Company’s total purchases of inventory and supplies.

Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2011, 2010, and 2009 the Company recorded expenses of $1.0 million, $1.0 million and $3.0 million, respectively, related to the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2011 and 2010, the reserves for inventory obsolescence amounted to $0.9 million and $0.7 million, respectively.

Income Taxes

Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines the deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which it makes such a determination. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed. As of December 31, 2011, the valuation allowance against certain deferred tax assets was $68.5 million.

Management continues to evaluate the Company’s historical results for the preceding twelve quarters and its future projections to determine whether sufficient taxable revenue will be generated in future periods to utilize its deferred tax assets, and whether a partial or full allowance is still required. Should the Company generate sufficient taxable income, however, a portion or all of the then current valuation allowance may be reversed.

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

The amount of income taxes the Company reports to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. The Company’s estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and the tax position taken or expected to be taken on its tax return. To the extent that its assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company reports tax-related interest and penalties as a component of income tax expense.

The Company’s effective income tax rate differs from the statutory tax rate primarily due to the establishment of a valuation allowance on the Company’s deferred tax assets in 2011, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, the Domestic Production Activities Deduction, and other discrete items. See Note 8 “Income taxes” for further information.

Income tax deficiencies and benefits affecting stockholders’ equity are primarily related to employee stock-based compensation.

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

The Company accounts for computer software costs developed for internal use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 5 “Property and Equipment”) includes $0.9 million and $1.5 million of capitalized software development costs as of December 31, 2011 and 2010, respectively, net of accumulated amortization of $16.3 million and $15.5 million as of December 31, 2011 and 2010, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.9 million, $1.1 million and $1.2 million during the years ended December 31, 2011, 2010 and 2009, respectively.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the divisional level.

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

The reporting units of the Company have been negatively impacted by the decline in commercial and residential construction. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment in 2011, 2010 and 2009. Based on these assessments, there were no impairments in 2011 or 2010. In 2009 the Company determined that there was an impairment of long-lived assets for its operating segment in the United Kingdom. Accordingly, the Company recorded a pretax, non-cash charge in 2009 to reduce the carrying value of other long-lived intangible assets by $0.8 million.

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

The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. The cash flows are discounted by an estimated weighted-average cost of capital, which is intended to reflect the overall level of inherent risk of a reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The Company considered market capitalization in assessing the reasonableness of the fair value under the income approach outlined above.

Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on estimated customer attrition rates, over their estimated useful lives of 13 (weighted average) years.

The Company’s non-competition agreements are amortized over their weighted average term on a straight-line basis.

Deferred Financing Fees

Direct costs incurred in connection with debt agreements are capitalized as incurred and amortized based on the effective interest method for the 10.5% senior secured notes due 2016 (the “Notes”) and on the straight line method for the Company’s $50 million credit agreement entered into in December 2010 (the “2010 Credit Agreement”). At December 31, 2011 and 2010, the Company had deferred financing fees of $4.6 million and $5.0 million, respectively, net of accumulated amortization of $958 thousand and $71 thousand, respectively.

In 2011 the Company added $0.5 million of deferred financing fees related to its Notes and 2010 Credit Agreement. In December 2010, the Company wrote off $2.5 million of deferred financing fees due to the extinguishment, in full, of its previous credit agreement, and added $4.9 million of deferred financing fees related to its Notes and 2010 Credit Agreement. During 2009, the Company added $2.1 million of deferred financing fees and wrote off $0.2 million of deferred financing fees related to its previous credit agreement.

Derivative Financial Instruments

Historically, the Company has entered into derivative instruments to manage its exposure to changes in interest rates. These instruments allow the Company to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. Such agreements are designated and accounted for under ASC 815. Derivative instruments are recorded at fair value as either assets or liabilities in the Consolidated Balance Sheets.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheets were $10.3 million and $10.8 million as of December 31, 2011 and 2010, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2011 for its Notes is $200.0 million and $1.2 million for its subordinated notes payable. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes is $178.0 million as of December 31, 2011 and the fair value and for its subordinated notes payable is $1.0 million as of December 31, 2011.

Interest rate hedge agreements: The fair value of the interest rate swap was based on market interest rates using a discounted cash flow model and an adjustment for counterparty risk. See Note 12 “Fair Value Measurements” for further information.

Insurance Liability

The Company maintains a high deductible insurance policy for a significant portion of its risks and associated liabilities with respect to workers’ compensation. The Company’s deductible is $250 thousand. The accrued liabilities associated with this program are based on the Company’s estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to the Company, as of the balance sheet date. The Company’s estimated liability is not discounted and is based upon an actuarial report obtained from a third party. The actuarial report uses information provided by the Company’s insurance brokers and insurers, combined with the Company’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation, and the Company’s claims settlement practices.

The Company is self-insured for healthcare benefits, with a stop-loss at $200 thousand. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s results could be materially impacted by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

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

Revenue Recognition

The Company applies the provisions of ASC 605. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.

The Company recognizes revenues from reprographics and facilities management services when services have been rendered while revenues from the resale of reprographics supplies and equipment are recognized upon delivery to the customer or upon customer pickup. Revenue from equipment service agreements are recognized over the term of the service agreement.

The Company has established contractual pricing for services provided to certain large national customer accounts (“Global Services”). These contracts generally establish uniform pricing at all operating segments for Global Services. Revenues earned from the Company’s Global Services are recognized in the same manner as non-Global Services revenues.

Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $14.8 million, $17.8 million, and $22.6 million for the years ended December 31, 2011, 2010, and 2009 respectively.

Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2011, 2010 and 2009.

Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.

Comprehensive Loss

The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the Company’s swap transaction, net of taxes. The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Company’s previous credit agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion is stored in other comprehensive income and is amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.

Segment and Geographic Reporting

The provisions of ASC 280 require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the Company’s Chief Executive Officer and Chief Operating Officer, who, acting jointly, are deemed to be the chief operating decision makers. Based on the fact that operating segments have similar products and services, classes of customers, production processes and economic characteristics, the Company is deemed to operate as a single reportable segment.

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States have been small but growing. See table below for revenues and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations.

	2011			2010			2009
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$378,705	$44,027	$422,732	$404,513	$37,126	$441,639	$473,414	$28,135	$501,549
Long-lived assets, net	$325,795	$10,397	$336,192	$414,693	$8,855	$423,548	$478,489	$8,998	$487,487

Advertising and Shipping and Handling Costs

Advertising costs are expensed as incurred and approximated $1.7 million, $1.9 million, and $2.1 million during the years ended December 31, 2011, 2010 and 2009, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

Stock-Based Compensation

The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period. Upon the adoption of FSP FAS 123(R-3), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards, the Company used the “shortcut method” for determining the historical windfall tax benefit.

Total stock-based compensation for the years ended December 31, 2011, 2010 and 2009, was $4.3 million, $5.9 million and $4.9 million, respectively and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In addition, upon the adoption of ASC 718, the excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.

The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2011 and 2009 was $4.43, and $3.34 respectively. The Company did not issue any stock options in the fiscal year ended December 31, 2010. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the years ended December 31, 2011 and 2009:

	September 30,	September 30,
	Year Ended December 31,
	2011	2009
Weighted average assumptions used:
Risk free interest rate	2.01%	0.95%
Expected volatility	48.1%	43.1%
Expected dividend yield	0.00%	0.00%

The Company did not issue any stock options in the fiscal year ended December 31, 2010.

Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2011 was 6.9 years. Prior to 2011, the expected term of options issued was determined using the “simplified” method as the Company did not have sufficient historical exercise information at that time. Under the “simplified” method, the expected option term was 6.00 years for options vesting over a 3 year period, 6.25 years for options vesting over a 4 year period, 6.5 years for options vesting over a 5 year period, and 5.5 years for options vesting over a 1 year period.

For fiscal year 2011 and 2009, expected stock price volatility is based on a blended rate which combines the Company’s recent historical volatility with that of its peer groups for a period equal to the expected term. This blended method provides better information about future stock-price movements, until the Company has a more reliable historical period to rely upon. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 0% in 2011, as the options issued during the year were only to key executives for whom a turnover rate of zero is assumed. The Company assumed a forfeiture rate of 6.19% in 2009 based on the Company’s historical forfeiture rate. The Company reviews its forfeiture rate at least on an annual basis.

As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $4.6 million, which is expected to be recognized over a weighted average period of approximately 3.1 years.

For additional information, see Note 9 “Employee Stock Purchase Plan and Stock Option Plan.”

Research and Development Expenses

Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology and are expensed as incurred. In total, research and development amounted to $4.9 million, $4.7 million and $4.0 million during the fiscal years ended December 31, 2011, 2010 and 2009, respectively.

Noncontrolling Interest

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

Earnings Per Share

The Company accounts for earnings per share in accordance with ASC 260. Basic earnings per share are computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 2.2 million, 2.2 million and 2.3 million common stock options excluded for anti-dilutive effects for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s 2005 Stock Plan.

Basic and diluted earnings per common share were calculated using the following options for the years ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Weighted average common shares outstanding during the period — basic	45,401	45,213	45,123
Effect of dilutive stock options	—	—	—

Weighted average common shares outstanding during the period — diluted	45,401	45,213	45,123

There were no adjustments to net loss in calculating basic or diluted earnings per share.

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

In October 2009, the FASB issued ASU 2009-13. This update provides amendments to the criteria of ASC 605, Revenue Recognition, for separating consideration in multiple-deliverable arrangements. The amendments to this update establish a selling price hierarchy for determining the selling price of a deliverable. ASU 2009-13 is effective for financial statements issued for years beginning on or after June 15, 2010. The Company adopted the provisions of ASU 2009-13 effective January 1, 2011, which did not have a material effect on its Consolidated Financial Statements.

Recent Accounting Pronouncements Not Yet Adopted

In September 2011, the FASB issued ASU 2011-08. The new guidance provides an entity the option, when testing for goodwill impairment, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing a qualitative assessment, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment, and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The new guidance is effective for the Company beginning January 1, 2012.

In June 2011, the FASB issued ASU 2011-05. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or present net income and other comprehensive income in two separate but consecutive statements. The new guidance is effective for the Company beginning January 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued ASU 2011-04 which amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance is effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, the Company does not anticipate material impacts to its Consolidated Financial Statements upon adoption.

3. ACQUISITIONS

During 2011, the Company acquired the assets and liabilities of one Chinese company through UDS for $1.4 million in the aggregate.

During 2010, the Company acquired the assets and liabilities of one Chinese company through UDS for $0.6 million in the aggregate.

During 2009, the Company acquired the assets and liabilities of two reprographics companies in the United States and one Chinese reprographics company. The aggregate purchase price of such acquisitions, including related acquisition costs, amounted to approximately $2.9 million, for which the Company paid $2.5 million in cash and issued $0.5 million of notes payable to the former owners of the selling companies.

The results of operations of the companies acquired have been included in the Consolidated Financial Statements from their respective dates of acquisition.

For U.S. income tax purposes, $1.2 million of intangibles resulting from acquisitions completed during the year ended December 31, 2011 are amortized over a 15-year period. There was no goodwill or intangibles resulting from the acquisition completed in 2010. None of the Company’s acquisitions were related or contingent upon any other acquisitions.

During 2011, 2010 and 2009, the Company’s acquisitions were not material individually, or in the aggregate.

Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration to be paid to the former owners if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. Accrued expenses in the accompanying Consolidated Balance Sheets included $0.3 million and $0 for earnout payments payable as of December 31, 2011 and 2010, respectively. The increase to goodwill as of December 31, 2011 and 2010 as a result of the earnout payments was $0 and $0.5 million, respectively.

The earnout provisions generally contain limits on the amount of earnout payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2011 is approximately $1.5 million.

The Company made certain adjustments to goodwill as a result of changes to the purchase price of acquired entities. The net increase to goodwill as of December 31, 2011, 2010 and 2009 as a result of purchase price adjustments was $0, $0 and $139 thousand, respectively.

4. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

At September 30, 2011, the Company performed its annual goodwill impairment analysis, which indicated that goodwill was impaired at nine of its 37 reporting units, eight in the United States and one in Canada. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of the Company’s senior notes (resulting in a higher yield) and a decline of the Company’s stock price during the third quarter, the Company concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of its reporting units as of September 30, 2011. The increase in the Company’s WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2011 that would require an additional impairment test.

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2011 regarding the duration of the lack of significant new construction activity in the AEC industry, or the timing or strength of general economic recovery, will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2012, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 805) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

At June 30, 2011, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the economic environment, (2) the performance against plan of reporting units which previously had goodwill impairment, and (3) revised forecasted future earnings. The Company’s analysis indicated that goodwill was impaired at six of its 36 reporting units, all of which are located in the United States, as of June 30, 2011. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2011 to reduce the carrying value of goodwill by $23.3 million.

The results of the Company’s 2010 goodwill impairment analysis indicated that goodwill was impaired at 13 of its reporting units, 12 in the United States and one in China. Accordingly, the Company recorded a pretax, non-cash charge in 2010 to reduce the carrying value of goodwill by $38.3 million.

The results of the Company’s 2009 goodwill impairment analysis indicated that goodwill was impaired at 11 of its reporting units, nine in the United States, one in the United Kingdom, and one in Canada. Accordingly, the Company recorded a pretax, non-cash charge in 2009 to reduce the carrying value of goodwill by $37.4 million.

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are summarized as follows:

	September 30,	September 30,	September 30,
	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2010	$405,054	$72,536	$332,518
Additions	500	—	500
Goodwill impairment	—	38,263	(38,263)
Translation adjustment	4	—	4

December 31, 2010	405,558	110,799	294,759

Additions	—	—	—
Goodwill impairment	—	65,444	(65,444)

December 31, 2011	$405,558	$176,243	$229,315

The additions to goodwill include the excess purchase price over fair value of net assets acquired, purchase price adjustments, and certain earnout payments.

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence around the country. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names will be used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in 2011 was an increase in amortization expense of approximately $9.5 million. Trade names are amortized using the straight-line method. The latest the Company expects to fully retire original trade names is April 2012.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2011 and December 31, 2010, which continue to be amortized:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011			December 31, 2010
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$97,509	$56,478	$41,031	$96,359	$48,301	$48,058
Trade names and trademarks	20,320	16,231	4,089	20,294	5,736	14,558
Non-competition agreements	100	93	7	100	73	27

	$117,929	$72,802	$45,127	$116,753	$54,110	$62,643

Based on current information, estimated future amortization expense of other intangible assets for this fiscal year, and each of the next five fiscal years, and thereafter are as follows:

September 30,
2012	$10,971
2013	6,540
2014	5,704
2015	5,170
2016	4,483
Thereafter	12,259

$45,127

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Machinery and equipment	$221,943	$245,617
Buildings and leasehold improvements	20,047	20,563
Furniture and fixtures	4,692	4,731

	246,682	270,911
Less accumulated depreciation	(191,598)	(211,875)

	$55,084	$59,036

Depreciation expense was $29.2 million, $34.0 million, and $38.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

The two facilities that the Company owns are subject to liens under its credit facility.

6. LONG-TERM DEBT

Long-term debt consists of the following:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
Borrowings from foreign Revolving Credit Facilities; 6.0% interest rate at December 31, 2011	$713	$—
10.5% Senior Notes due 2016, net of discount of $3,759 and $4,308 at December 31, 2011 and December 31, 2010, respectively	196,241	195,692
Various subordinated notes payable; weighted average 6.2% interest rate at December 31, 2011 and December 31, 2010; principal and interest payable monthly through September 2014	1,174	8,635
Various capital leases; weighted average 8.5% and 8.8% interest rate at December 31, 2011 and December 31, 2010, respectively; principal and interest payable monthly through November 2016	28,136	35,297

	226,264	239,624
Less current portion	(15,005)	(23,608)

	$211,259	$216,016

10.5% Senior Notes due 2016

On December 1, 2010, the Company completed a private placement of the Notes.

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

2010 Credit Agreement

In connection with the issuance of the Notes, the Company and certain of its subsidiaries also entered into the 2010 Credit Agreement and paid off in full amounts outstanding under its prior credit agreement. The 2010 Credit Agreement provides for a $50 million senior secured revolving line of credit. The revolving line of credit is available on a revolving basis until December 1, 2015 and is secured by substantially all of the assets of the Company and certain of its subsidiaries. The Company’s obligations under the 2010 Credit Agreement are guaranteed by its domestic subsidiaries and, subject to certain exceptions, are secured by security interests granted in all of the Company’s and the domestic subsidiaries personal and real property.

Advances under the 2010 Credit Agreement bear interest at LIBOR plus the applicable rate. The applicable rate is determined based upon the consolidated leverage ratio for the Company with a minimum and maximum applicable rate of 1.50% and 2.00%, respectively. The initial applicable rate is 2.00%.

As of December 31, 2011, the Company was in compliance with the financial incurrence based covenants for its Notes and financial covenants with respect to its 2010 Credit Agreement. The Company’s trailing twelve months key financial covenant ratios as of December 31, 2011 were 1.82:1.00 for Minimum Interest Coverage, 3.46:1.00 for Maximum Total Leverage and 0.43:1.00 for Maximum Senior Secured Leverage.

As of December 31, 2011 and 2010, standby letters of credit aggregated to $3.9 million. The standby letters of credit under the 2010 Credit Agreement reduced the Company’s borrowing availability under its 2010 Credit Agreement to $46.1 million as of December 31, 2011.

2012 Credit Agreement

On January 27, 2012, the Company entered into a new Credit Agreement (the “2012 Credit Agreement”) and terminated the 2010 Credit Agreement. The 2012 Credit Agreement provides revolving loans in an aggregate principal amount not to exceed $50.0 million with a Canadian sublimit of $5.0 million, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada (“Domestic Subsidiaries”) that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of June 15, 2016.

Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to LIBOR plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75 to 1.25 percent, based on Average Daily Net Availability. Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

The 2012 Credit Agreement contains various loan covenants that restrict the Company’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the Company’s business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $10.0 million, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0 to 1.0. The Company’s obligations under the 2012 Credit Agreement are secured by substantially all of its assets pursuant to a Guaranty and Security Agreement.

Foreign Credit Agreement

In the second quarter of 2011, in conjunction with its Chinese operations, UDS entered into a one-year revolving credit facility. This facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.3 million as of December 31, 2011. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.

Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2011 are as follows:

	September 30,	September 30,
	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2012	$1,645	$13,360
2013	173	8,533
2014	69	4,347
2015	—	1,553
2016	200,000	343
Thereafter	—	—

	$201,887	$28,136

Interest Rate Swap Transaction

On December 19, 2007, the Company entered into an interest rate swap transaction in order to hedge the floating interest rate risk on the Company’s long term variable rate debt.

In connection with the issuance of the Notes, the swap transaction no longer qualified as a cash flow hedge and was de-designated.

As of December 31, 2010, the swap transaction had a negative fair value of $9.7 million, all of which was recorded in accrued expenses. On January 3, 2011, the swap transaction was terminated and settled. For further information, see Note 11 “Derivatives and Hedging Transactions”.

7. COMMITMENTS AND CONTINGENCIES

The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2011:

	September 30,	September 30,	September 30,
	Third Party	Related Party	Total
Year ending December 31:
2012	$19,281	$1,123	$20,404
2013	13,199	893	14,092
2014	8,505	154	8,659
2015	5,912	—	5,912
2016	4,210	—	4,210
Thereafter	8,672	—	8,672

	$59,779	$2,170	$61,949

Total rent expense under operating leases, including month-to-month rentals, amounted to $28.0 million, $29.6 million, and $34.4 million during the years ended December 31, 2011, 2010 and 2009, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.

The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through March 2014. Rental expense on these facilities amounted to $1.5 million, $1.5 million and $1.6 million during the years ended December 31, 2011, 2010 and 2009, respectively.

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

8. INCOME TAXES

The following table includes the consolidated income tax provision for federal, state, and local income taxes related to the Company’s total earnings before taxes for 2011, 2010 and 2009:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(16,449)	$(1,400)	$5,767
State	353	157	1,442
Foreign	48	(286)	286

	(16,048)	(1,529)	7,495
Deferred:
Federal	57,249	(10,429)	(2,854)
State	8,321	(1,640)	(302)
Foreign	1,409	(588)	(1,321)

	66,979	(12,657)	(4,477)

Income tax provision (benefit)	$50,931	$(14,186)	$3,018

The consolidated deferred tax assets and liabilities consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
Deferred tax assets:
Financial statement accruals not currently deductible	$3,307	$3,461
Deferred revenue	504	355
State taxes	—	61
Interest rate swap	—	3,635
Fixed assets	6,359	10,341
Goodwill and other identifiable intangibles	40,109	34,378
Stock-based compensation	6,162	6,054
Federal tax net operating loss carryforward	9,541	10,851
State tax net operating loss carryforward	1,865	843
State tax credits	905	905
Foreign tax net operating loss carryforward	1,162	1,614

Gross deferred tax assets	69,914	72,498
Less: valuation allowance	(68,546)	—

Net deferred tax assets	1,368	72,498

Deferred tax liabilities:
Goodwill	$(26,447)	$(27,506)

Net deferred tax (liabilities) and assets	$(25,079)	$44,992

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	2	3	(5)
Foreign taxes	—	(1)	4
Goodwill impairment	(16)	(3)	(56)
Valuation allowance	(83)	—	—
Non-deductible expenses and other	(1)	(1)	(6)
Domestic Production Activities Deduction tax benefit	—	—	3
Discrete item	1	1	—

Effective income tax rate	(62)%	34%	(25)%

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryforward periods for operating losses and tax credit carryforwards; and available tax planning alternatives. During 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed, and therefore established a $68.5 million valuation allowance against certain of its deferred tax assets.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.4 million as of December 31, 2011 are considered to be more likely than not to be realized. The valuation allowance of $68.5 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $4.6 million as of December 31, 2011 included in other current assets in its consolidated balance sheet primarily relating to 2009.

As of December 31, 2011 , the Company had approximately $27.2 million of consolidated federal, $35.9 million of state and $4.3 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will expire in 2031. The state net operating loss carryforwards expire in varying amounts between 2015 and 2031. The foreign net operating loss carryforwards expire in varying amounts between 2015 and 2031.

Goodwill impairment item represents non-deductible goodwill impairment related to stock acquisitions in prior years. Non-deductible other items include meals and entertainment and other items that, individually, are not significant. The discrete item in 2011 and 2010 relates to the decrease in uncertain tax positions reflected in the table below. The Domestic Production Activities Deduction tax benefits in 2009 was a result of a carryback of tax deductions to that tax year.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006. In 2010, the IRS commenced an examination of the Company’s U.S. income tax return for 2008, which was completed in February of 2011. The IRS did not propose any adjustments to the Company’s 2008 U.S. income tax return. In 2011, the IRS commenced an examination of the Company’s 2009 U.S. income tax return. The IRS has not proposed any adjustments to the Company’s 2009 U.S. income tax return as of December 31, 2011.

A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Beginning balance at January 1,	$1,549	$1,557	$1,133
Additions based on tax positions related to the current year	—	387	424
Reductions based on tax positions related to the prior year	(1,549)	—	—
Reductions for tax positions due to expiration of statute of limitations	—	(395)	—

Ending balance at December 31,	$—	$1,549	$1,557

All of the unrecognized tax benefits, reflected above for 2010 and 2009, would have affected the Company’s effective tax rate, if recognized. The Company recognized a tax benefit of $1.5 million in 2011 due to the reduction, reflected above.

The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $92 thousand and $202 thousand is included in the ASC 740-10 liability on the Company’s balance sheet as of December 31, 2010 and 2009, respectively.

9. EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2011, 2010 and 2009 was $9 thousand, $11 thousand and $21 thousand, respectively.

Employees purchased the following shares in the periods presented:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
Shares purchased	12	9	30
Average price per share	$4.22	$7.10	$5.46

Stock Plan

The Company’s 2005 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2011, 2.3 million shares remain available for grant under the Stock Plan.

Options granted under the Stock Plan generally expire no later than ten years from the date of grant. Options generally vest over a period of three to five years, except options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock as of the date of grant. The Company allows for cashless exercises and grants new authorized shares upon the exercise of a vested stock option.

In 2011, the Company granted options to acquire a total of 55 thousand shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the respective dates of grant.

Stock Option Exchange Program. On April 22, 2009, the Company commenced a stock option exchange program to allow certain of its employees the opportunity to exchange all or a portion of their eligible outstanding stock options for an equivalent number of new, replacement options. In connection with the exchange program, the Company issued 1.5 million nonstatutory stock options with an exercise price of $8.20, equal to the closing price of the Company’s common stock on the New York Stock Exchange on May 21, 2009. Generally, all employees who held options upon expiration of the exchange program, other than the Company’s board members, were eligible to participate in the program.

The number of shares of Company common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant of the replacement option, and the remaining 50% of the shares subject to an option vesting on the two-year anniversary of the date of grant of the replacement option. The new options will expire 10 years from the date of grant of the replacement options, unless earlier terminated. In accordance with ASC 718, the Company measured the new fair value of the replacement options and also revalued the original options as of the date of modification. The excess fair value of the replacement options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the replacement options is approximately $2.4 million, of which $0.5 million, $1.2 million and $0.7 million were recognized for the years ended December 31, 2011, 2010 and 2009, respectively.

The following is a further breakdown of the stock option activity under the Stock Plan:

	September 30,	September 30,	September 30,	September 30,
	Year Ended December 31, 2011
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at December 31, 2009	2,252	$7.76
Granted	—	$—
Exercised	(47)	$5.14
Forfeited	(48)	$8.20

Outstanding at December 31, 2010	2,157	$7.81
Granted	55	$8.72
Exercised	(17)	$6.37
Forfeited	(29)	$8.20

Outstanding at December 31, 2011	2,166	$7.83	5.50	$—

Vested or expected to vest at December 31, 2011	2,166	$7.83	5.50	$—

Exercisable at December 31, 2011	2,087	$7.83	5.38	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $45 thousand, $152 thousand and $45 thousand, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2011, and changes during the fiscal year then ended is as follows:

	September 30,	September 30,
		Weighted
		Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2010	754	$3.33
Granted	55	$4.43
Vested	(701)	$3.35
Forfeited	(29)	$3.37

Non-vested at December 31, 2011	79	$3.88

The following table summarizes certain information concerning outstanding options at December 31, 2011:

September 30,
Range of Exercise	Options Outstanding at
Price	December 31, 2011
$4.88 – $5.85	589
$6.11 – $9.03	1,527
$23.85 – $35.42	50

$4.88 – $35.42	2,166

Restricted Stock

The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $50 thousand.

In 2011, the Company granted 465 thousand shares of restricted stock to certain key employees, and approximately 6 thousand shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective dates the restricted stock was granted. The shares of restricted stock granted to certain key employees will vest ratably over four years. The shares of restricted stock granted to the non-employee board members will vest on the one-year anniversary of the grant date.

In 2010, the Company granted approximately 5 thousand shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective dates the restricted stock was granted. The shares of restricted stock granted to the non- employee board members vested on the one-year anniversary of the grant date.

The Company recognized compensation expense from restricted stock of $2.1 million, $1.3 million and $0.9 million in 2011, 2010 and 2009, respectively.

10. RETIREMENT PLANS

The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. During a portion 2009, the Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. An independent third party administers the Company’s 401(k) Plan. In 2011 and 2010, the Company made no discretionary contributions to the 401(k) Plan. The Company’s total expense under these plans amounted to $400 thousand during the year ended December 31, 2009.

11. DERIVATIVES AND HEDGING TRANSACTIONS

As of December 31, 2011, the Company was not party to any derivative or hedging transactions.

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

As of December 31, 2011, $3.4 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the swap transaction which was scheduled to end in December 2012. Over the next 12 months, the Company will amortize $3.4 million from AOCL to interest expense.

The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the swap transaction as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,
		Fair Value
	Balance Sheet	Year Ended December 31,
	Classification	2011	2010
Derivative not designated as hedging instrument under ASC 815
Swap Transaction	Accrued expenses	$—	$9,729

The following table summarizes the gain (loss) recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the year ended December 31, 2011 and 2010:

	September 30,	September 30,
	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Year Ended December 31,
	2011	2010
Derivative in ASC 815 Cash Flow Hedging Relationship
Swap Transaction	$—	$1,763
Tax effect	—	(638)

Swap Transaction, net of tax effect	$—	$1,125

The following table summarizes the effect of the Amended Swap Transaction on the Consolidated Statements of Operations for the year ended December 31, 2011, 2010 and 2009:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Amount of Loss			Amount of Loss
	Reclassified from AOCL into Income			Recognized in Income
	(effective portion)			(ineffective portion)
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Location of Loss Reclassified from AOCL into Income
Interest expense	$5,691	$7,724	$8,247	$—	$574	$24

The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the year ended December 31, 2011 and 2010:

	September 30,	September 30,
	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Year Ended December 31,
	2011	2010
Derivative not designated as hedging instrument under ASC 815
Swap Transaction	$(120)	$—
Tax effect	45	—

Swap Transaction, net of tax effect	$(75)	$—

12. FAIR VALUE MEASUREMENTS

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

The following table sets forth, by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2011 and 2010. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	September 30,	September 30,
	Significant Other Observable Inputs
	Level 2
	December 31,
	2011	2010
Recurring Fair Value Measure
Amended Swap Transaction	$—	$9,729

The Company has also included additional required disclosures about the Company’s swap transaction in Note 11 “Derivatives and Hedging Transactions.”

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	Significant Other Unobservable Inputs
	December 31,
	2011		2010
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure
Goodwill	$229,315	$65,444	$294,759	$38,263

In accordance with the provisions of ASC 350, goodwill was written down to its implied fair value of $229.3 million and $294.8 million as of December 31, 2011 and 2010, respectively, resulting in an impairment charge of $65.4 million and $38.3 million during the year ended December 31, 2011 and 2010. See Note 2, “Summary of Significant accounting policies” and Note 4, “Goodwill and other intangibles resulting from business acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

13. CONDENSED FINANCIAL STATEMENTS

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

Consolidating Condensed Balance Sheet

December 31, 2011

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and cash equivalents	$—	$11,706	$13,731	$—	$25,437
Accounts receivable, net	—	49,435	5,278	—	54,713
Intercompany operations	295	4,667	(4,962)	—	—
Inventories, net	—	7,772	4,335	—	12,107
Prepaid expenses	77	3,145	777	—	3,999
Other current assets	—	6,637	904	—	7,541

Total current assets	372	83,362	20,063	—	103,797
Property and equipment, net	—	47,431	7,653	—	55,084
Goodwill	—	229,315	—	—	229,315
Investment in subsidiaries	154,813	12,973	—	(167,786)	—
Other intangible assets, net	—	42,625	2,502	—	45,127
Deferred financing costs, net	4,574	—	—	—	4,574
Deferred income taxes	—	—	1,368	—	1,368
Other assets	—	1,850	242	—	2,092

Total assets	$159,759	$417,556	$31,828	$(167,786)	$441,357

Liabilities and Equity

Current liabilities:
Accounts payable	$113	$19,965	$1,709	$—	$21,787
Accrued payroll and payroll-related expenses	—	6,807	485	—	7,292
Accrued expenses	933	15,327	3,048	—	19,308
Intercompany loans	(168,206)	166,361	1,845	—	—
Current portion of long-term debt and capital leases	—	13,078	1,927	—	15,005

Total current liabilities	(167,160)	221,538	9,014	—	63,392
Long-term debt and capital leases	196,241	13,496	1,522	—	211,259
Deferred income taxes	—	26,447	—	—	26,447
Other long-term liabilities	—	1,262	1,932	—	3,194

Total liabilities	29,081	262,743	12,468	—	304,292

Commitments and contingencies

Total equity	130,678	154,813	19,360	(167,786)	137,065

Total liabilities and equity	$159,759	$417,556	$31,828	$(167,786)	$441,357

Consolidating Condensed Balance Sheet

December 31, 2010

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets

Current assets:
Cash and cash equivalents	$—	$12,587	$13,706	$—	$26,293
Accounts receivable, net	—	48,283	4,336	—	52,619
Intercompany operations	295	2,717	(3,012)	—	—
Inventories, net	—	8,090	2,599	—	10,689
Deferred income taxes	—	7,157	—	—	7,157
Prepaid expenses	72	2,799	1,203	—	4,074
Other current assets	—	5,942	928	—	6,870

Total current assets	367	87,575	19,760	—	107,702
Property and equipment, net	—	52,376	6,660	—	59,036
Goodwill	—	294,759	—	—	294,759
Investment in subsidiaries	257,838	16,065	—	(273,903)	—
Other intangible assets, net	—	60,585	2,058	—	62,643
Deferred financing costs, net	4,995	—	—	—	4,995
Deferred income taxes	708	34,453	2,674	—	37,835
Other assets	—	1,978	137	—	2,115

Total assets	$263,908	$547,791	$31,289	$(273,903)	$569,085

Liabilities and Equity

Current liabilities:
Accounts payable	$—	$21,137	$2,456	$—	$23,593
Accrued payroll and payroll-related expenses	—	7,643	337	—	7,980
Accrued expenses	2,210	25,563	2,361	—	30,134
Intercompany loans	(190,500)	190,241	259	—	—
Current portion of long-term debt and capital leases	—	22,787	821	—	23,608

Total current liabilities	(188,290)	267,371	6,234	—	85,315
Long-term debt and capital leases	195,692	19,201	1,123	—	216,016
Other long-term liabilities	—	3,381	1,691	—	5,072

Total liabilities	7,402	289,953	9,048	—	306,403

Commitments and contingencies
Total equity	256,506	257,838	22,241	(273,903)	262,682

Total liabilities and equity	$263,908	$547,791	$31,289	$(273,903)	$569,085

Consolidating Condensed Statement of Operations

December 31, 2011

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American
	Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net sales	$—	$378,705	$44,027	$—	$422,732
Cost of sales	—	253,415	35,019	—	288,434

Gross profit	—	125,290	9,008	—	134,298
Selling, general and administrative expenses	—	93,093	8,222	—	101,315
Amortization of intangible assets	—	18,447	268	—	18,715
Goodwill impairment	—	65,444	—	—	65,444

(Loss) income from operations	—	(51,694)	518	—	(51,176)
Other expense (income), net	—	546	(649)	—	(103)
Interest expense (income), net	22,802	8,411	(109)	—	31,104

(Loss) income before equity in earnings of subsidiaries and income tax benefit	(22,802)	(60,651)	1,276	—	(82,177)
Equity in earnings of subsidiaries	109,577	160	—	(109,737)	—
Income tax provision	708	48,766	1,457	—	50,931

Net (loss) income	(133,087)	(109,577)	(181)	109,737	(133,108)
Loss attributable to noncontrolling interest	—	—	21	—	21

Net (loss) income attributable to American Reprographics Company	$(133,087)	$(109,577)	$(160)	$109,737	$(133,087)

Consolidating Condensed Statement of Operations

December 31, 2010

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$404,513	$37,126	$—	$441,639
Cost of sales	—	269,304	30,003	—	299,307

Gross profit	—	135,209	7,123	—	142,332
Selling, general and administrative expenses	—	100,294	7,450	—	107,744
Amortization of intangible assets	—	11,368	289	—	11,657
Goodwill impairment	—	36,697	1,566	—	38,263

Loss from operations	—	(13,150)	(2,182)	—	(15,332)
Other (income) expense, net	—	(805)	649	—	(156)
Interest expense (income), net	1,895	22,215	(19)	—	24,091
Loss on early extinguishment of debt	—	2,509	—	—	2,509

Loss before equity in earnings of subsidiaries and income tax benefit	(1,895)	(37,069)	(2,812)	—	(41,776)
Equity in earnings of subsidiaries	26,315	1,849	—	(28,164)	—
Income tax benefit	(708)	(12,603)	(875)	—	(14,186)

Net (loss) income	(27,502)	(26,315)	(1,937)	28,164	(27,590)
Loss attributable to noncontrolling interest	—	—	88	—	88

Net (loss) income attributable to American Reprographics Company	$(27,502)	$(26,315)	$(1,849)	$28,164	$(27,502)

Consolidating Condensed Statement of Operations

December 31, 2009

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$473,414	$28,135	$—	$501,549
Cost of sales	—	300,957	22,403	—	323,360

Gross profit	—	172,457	5,732	—	178,189
Selling, general and administrative expenses	—	108,049	6,971	—	115,020
Amortization of intangible assets	—	11,077	290	—	11,367
Goodwill impairment	—	35,148	2,234	—	37,382
Impairment of long-lived assets	—	781	—	—	781

Income (loss) from operations	—	17,402	(3,763)	—	13,639
Other (income) expense, net	—	(619)	448	—	(171)
Interest expense, net	—	25,755	26	—	25,781

Loss before equity in earnings of subsidiaries and income tax provision (benefit)	—	(7,734)	(4,237)	—	(11,971)
Equity in earnings of subsidiaries	14,885	3,098	—	(17,983)	—
Income tax provision (benefit)	—	4,053	(1,035)	—	3,018

Net (loss) income	(14,885)	(14,885)	(3,202)	17,983	(14,989)
Loss attributable to noncontrolling interest	—	—	104	—	104

Net (loss) income attributable to American Reprographics Company	$(14,885)	$(14,885)	$(3,098)	$17,983	$(14,885)

Consolidating Condensed Statement of Cash Flows

December 31, 2011

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(21,495)	$67,372	$3,291	$—	$49,168

Cash flows from investing activities
Capital expenditures	—	(14,118)	(1,435)	—	(15,553)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	—	(823)	—	(823)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	1,038	(115)	—	923

Net cash used in investing activities	—	(22,809)	(2,373)	—	(25,182)

Cash flows from financing activities
Proceeds from stock option exercises	—	108	—	—	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	62	—	—	62
Payments on long-term debt agreements and capital leases	—	(23,684)	(1,495)	—	(25,179)
Net borrowings under revolving credit facility	—	—	701	—	701
Payment of deferred financing fees	(799)	—	—	—	(799)
Advances to/from subsidiaries	22,294	(21,930)	(364)	—	—

Net cash provided by (used in) financing activities	21,495	(45,444)	(1,158)	—	(25,107)

Effect of foreign currency translation on cash balances	—	—	265	—	265

Net change in cash and cash equivalents	—	(881)	25	—	(856)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$11,706	$13,731	$—	$25,437

Consolidating Condensed Statement of Cash Flows

December 31, 2010

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(970)	$49,404	$5,490	$—	$53,924

Cash flows from investing activities
Capital expenditures	—	(6,233)	(2,401)	—	(8,634)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(500)	(370)	—	(870)
Other	—	1,045	(43)	—	1,002

Net cash used in investing activities	—	(5,688)	(2,814)	—	(8,502)

Cash flows from financing activities
Proceeds from stock option exercises	—	242	—	—	242
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	51	—	—	51
Excess tax benefit related to stock-based compensation	—	58	—	—	58
Proceeds from bond issuance	195,648	—	—	—	195,648
Payments on long-term debt agreements and capital leases	—	(237,801)	(1,188)	—	(238,989)
Net repayments under revolving credit facility	—		(1,536)	—	(1,536)
Payment of deferred financing fees	(4,473)		—	—	(4,473)
Advances to/from subsidiaries	(190,205)	191,002	(797)	—	—

Net cash provided by (used in) financing activities	970	(46,448)	(3,521)	—	(48,999)

Effect of foreign currency translation on cash balances	—	—	493	—	493

Net change in cash and cash equivalents	—	(2,732)	(352)	—	(3,084)
Cash and cash equivalents at beginning of period	—	15,319	14,058	—	29,377

Cash and cash equivalents at end of period	$—	$12,587	$13,706	$—	$26,293

Consolidating Condensed Statement of Cash Flows

December 31, 2009

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,	September 30,
	American Reprographics	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash provided by operating activities	$—	$94,051	$3,374	$—	$97,425

Cash flows from investing activities
Capital expenditures	—	(5,890)	(1,616)	—	(7,506)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(3,051)	(476)	—	(3,527)
Other	—	1,690	(6)	—	1,684

Net cash used in investing activities	—	(7,251)	(2,098)	—	(9,349)

Cash flows from financing activities
Proceeds from stock option exercises	—	63	—	—	63
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	164	—	—	164
Excess tax benefit related to stock-based compensation	—	18	—	—	18
Payments on long-term debt agreements and capital leases	—	(103,793)	(1,215)	—	(105,008)
Net borrowings under revolving credit facility		—	1,523	—	1,523
Payment of deferred financing fees	—	(2,092)	—	—	(2,092)
Advances to/from subsidiaries		1,752	(1,752)	—	—

Net cash used in financing activities	—	(103,888)	(1,444)	—	(105,332)

Effect of foreign currency translation on cash balances	—	—	91	—	91

Net change in cash and cash equivalents	—	(17,088)	(77)	—	(17,165)
Cash and cash equivalents at beginning of period	—	32,407	14,135	—	46,542

Cash and cash equivalents at end of period	$—	$15,319	$14,058	$—	$29,377

Schedule II

AMERICAN REPROGRAPHICS COMPANY AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	September 30,	September 30,	September 30,	September 30,
	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2011
Allowance for accounts receivable	$4,030	$1,034	$(1,755)	$3,309
Year ended December 31, 2010
Allowance for accounts receivable	$4,685	$966	$(1,621)	$4,030
Year ended December 31, 2009
Allowance for accounts receivable	$5,424	$3,044	$(3,783)	$4,685

(1)	Deductions represent uncollectible accounts written-off net of recoveries.

EXHIBIT INDEX

Number	Description

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”