Form 10-Q
period 2012-03-31
American Reprographics CO
filed 2012-05-09
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

As of May 1, 2012, there were 46,245,433 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY

Form 10-Q

For the Quarter Ended March 31, 2012

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to American Reprographics Company (“the Company”) are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$29,814	$25,437
Accounts receivable, net of allowances for accounts receivable of $3,412 and $3,309	60,216	54,713
Inventories, net	12,542	12,107
Prepaid expenses	4,922	3,999
Other current assets	6,909	7,541

Total current assets	114,403	103,797
Property and equipment, net of accumulated depreciation of $196,140 and $191,598	55,775	55,084
Goodwill	229,315	229,315
Other intangible assets, net	40,644	45,127
Deferred financing costs, net	4,936	4,574
Deferred income taxes	1,320	1,368
Other assets	2,059	2,092

Total assets	$448,452	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$21,254	$21,787
Accrued payroll and payroll-related expenses	9,461	7,292
Accrued expenses	26,208	19,308
Current portion of long-term debt and capital leases	14,602	15,005

Total current liabilities	71,525	63,392
Long-term debt and capital leases	211,862	211,259
Deferred income taxes	27,336	26,447
Other long-term liabilities	3,306	3,194

Total liabilities	314,029	304,292

Commitments and contingencies (Note 6)
Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,230 and 46,235 shares issued, and 46,230 and 46,235 shares outstanding	46	46
Additional paid-in capital	100,870	99,728
Retained earnings	27,756	32,663
Accumulated other comprehensive loss	(696)	(1,760)

Total American Reprographics Company stockholders’ equity	127,976	130,677
Noncontrolling interest	6,447	6,388

Total equity	134,423	137,065

Total liabilities and equity	$448,452	$441,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Reprographics services	$63,016	$70,022
Facilities management	26,656	24,203
Equipment and supplies sales	13,901	12,279

Total net sales	103,573	106,504
Cost of sales	71,695	73,118

Gross profit	31,878	33,386
Selling, general and administrative expenses	23,457	27,832
Amortization of intangible assets	4,593	4,744

Income from operations	3,828	810
Other income	(30)	(26)
Interest expense, net	7,438	8,167

Loss before income tax provision (benefit)	(3,580)	(7,331)
Income tax provision (benefit)	1,310	(3,649)

Net loss	(4,890)	(3,682)
(Income) loss attributable to noncontrolling interest	(17)	39

Net loss attributable to American Reprographics Company	$(4,907)	$(3,643)

Loss per share attributable to American Reprographics Company shareholders:
Basic	$(0.11)	$(0.08)

Diluted	$(0.11)	$(0.08)

Weighted average common shares outstanding:
Basic	45,541	45,322
Diluted	45,541	45,322

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Net loss	$(4,890)	$(3,682)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax effect of $31 and $54	320	289
Amortization of derivative, net of tax effect of $469 and $569	786	954

Other comprehensive income, net of tax	1,106	1,243

Comprehensive loss	(3,784)	(2,439)
Comprehensive income (loss) attributable to noncontrolling interest	59	(7)

Comprehensive loss attributable to American Reprographics Company	$(3,843)	$(2,432)

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows from operating activities
Net loss	$(4,890)	$(3,682)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	240	180
Depreciation	7,062	7,742
Amortization of intangible assets	4,593	4,744
Amortization of deferred financing costs	255	216
Amortization of bond discount	147	132
Stock-based compensation	444	1,489
Excess tax benefit related to stock-based compensation	—	(8)
Deferred income taxes	(325)	2,318
Deferred tax valuation allowance	1,968	—
Amortization of derivative, net of tax effect	786	954
Other non-cash items, net	(30)	(130)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,634)	(8,268)
Inventory	(521)	(1,191)
Prepaid expenses and other assets	(266)	(3,228)
Accounts payable and accrued expenses	8,566	3,321

Net cash provided by operating activities	12,395	4,589

Cash flows from investing activities
Capital expenditures	(3,805)	(4,136)
Payment for swap transaction	—	(9,729)
Other	191	378

Net cash used in investing activities	(3,614)	(13,487)

Cash flows from financing activities
Proceeds from stock option exercises	—	41
Proceeds from issuance of common stock under Employee Stock Purchase Plan	21	23
Excess tax benefit related to stock-based compensation	—	8
Payments on long-term debt agreements and capital leases	(4,388)	(7,540)
Net borrowings under revolving credit facilities	552	12,800
Payment of deferred financing fees	(712)	(164)

Net cash (used in) provided by financing activities	(4,527)	5,168

Effect of foreign currency translation on cash balances	123	109

Net change in cash and cash equivalents	4,377	(3,621)
Cash and cash equivalents at beginning of period	25,437	26,293

Cash and cash equivalents at end of period	$29,814	$22,672

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$3,846	$2,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

American Reprographics Company (“ARC” or the “Company”) is the nation’s leading document solutions company for the architecture, engineering, and construction (“AEC”) industry. ARC is the largest company of its kind in the United States and offers conventional reprographic services, as well as managed print services, digital color printing, and proprietary document management technology products and services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

These interim Condensed Consolidated Financial Statements and notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2011 Form 10-K.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08. The new guidance provides an entity the option, when testing for goodwill impairment, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing a qualitative assessment, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment, and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The Company is currently evaluating the provisions of ASU 2011-08 to determine if the new guidance will be adopted for the Company’s annual goodwill impairment test in the third quarter of 2012.

In June 2011, the FASB issued ASU 2011-05. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or present net income and other comprehensive income in two separate but consecutive statements. The Company adopted provisions of ASU 2011-05 effective January 1, 2012, and has presented a new statement titled “Condensed Consolidated Statements of Comprehensive Income (Loss).”

In May 2011, the FASB issued ASU 2011-04 which amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The Company adopted provisions of ASU 2011-04 effective January 1, 2012, which did not have a material effect on its Consolidated Financial Statements.

Segment Reporting

The provisions of Accounting Standards Codification (“ASC”) 280, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the chief operating decision maker. Based on the fact that operating segments have similar products and services, classes of customers, production processes and performance objectives, the Company is deemed to operate as a single reportable segment.

Risk and Uncertainties

The Company generates the majority of its revenue from sales of products and services provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. The effects of the current economic environment in the United States have resulted in a significant reduction of activity in the non-residential portions of the AEC industry, as compared to periods prior to the recent recession. The AEC industry generally experiences downturns several months after a downturn in the general economy, and there may be a similar delay in the recovery of the AEC industry following a recovery in the general economy. Similar to the AEC industry, the reprographics industry typically lags a recovery in the broader economy. A continued downturn in the AEC industry and the reprographics industry would further diminish demand for some of ARC’s products and services, and would therefore negatively impact revenues and have a material adverse impact on its business, operating results and financial condition.

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

2. Earnings per Share

The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011, stock options for 2.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 were calculated using the following common shares:

	Three Months Ended March 31,
(In thousands)	2012	2011
Weighted average common shares outstanding - basic	45,541	45,322
Effect of dilutive impact on equity-based compensation awards	—	—

Weighted average common shares outstanding - diluted	45,541	45,322

3. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

The Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. Since the Company’s previous goodwill impairment analysis as of September 30, 2011, there were no triggering events that required a subsequent interim impairment analysis.

The results of the Company’s analysis at September 30, 2011 indicated that nine of its 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of the Company’s senior notes (resulting in a higher yield) and a decline of the Company’s stock price during the third quarter of 2011, the Company concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of its reporting units as of September 30, 2011. The increase in the Company’s WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.

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

The changes in the carrying amount of goodwill from January 1, 2011 through March 31, 2012 are summarized as follows:

(In thousands)	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2011	$405,558	$110,799	$294,759
Additions	—	—	—
Goodwill impairment	—	65,444	(65,444)

December 31, 2011	405,558	176,243	229,315
Additions	—	—	—
Goodwill impairment	—	—	—

March 31, 2012	$405,558	$176,243	$229,315

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

The reporting units of the Company have been negatively impacted by the decline in commercial and residential construction. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment. Based on these assessments, there was no impairment in 2011. The Company concluded that no triggering events have occurred during the first quarter of 2012 that would require a long-lived asset impairment test.

Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence around the country. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in both the three months ended March 31, 2012 and 2011 was an increase in amortization expense of approximately $2.4 million. Trade names are amortized using the straight-line method. The Company retired the original trade names in April 2012.

Non-competition agreements are amortized over their term on a straight-line basis.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2012 and December 31, 2011 which continue to be amortized:

	March 31, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,622	$58,475	$39,147	$97,509	$56,478	$41,031
Trade names and trademarks	20,349	18,854	1,495	20,320	16,231	4,089
Non-competition agreements	100	98	2	100	93	7

	$118,071	$77,427	$40,644	$117,929	$72,802	$45,127

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2012 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

(In thousands)
2012 (excluding the three months ended March 31, 2012)	$6,407
2013	6,560
2014	5,721
2015	5,184
2016	4,491
Thereafter	12,281

$40,644

4. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.

The Company recorded an income tax provision of $1.3 million in relation to a pretax loss of $3.6 million for the three months ended March 31, 2012. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position which receives an additional valuation allowance. Included in the Company’s income tax provision for the first quarter of 2012 were immaterial corrections of prior year items related to tax deficiencies from stock-based compensation.

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2011, and the first quarter of 2012, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of March 31, 2012, the Company has a $70.5 million valuation allowance against certain of its deferred tax assets.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.3 million as of March 31, 2012 are considered to be more likely than not to be realized. The valuation allowance of $70.5 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $4.3 million as of March 31, 2012 included in other current assets in its consolidated balance sheet primarily related to income tax refunds for prior years under audit.

5. Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
(In thousands)	2012	2011
Borrowings from foreign revolving credit facility; 6.0% interest rate at March 31, 2012	$1,265	$713
10.5% senior notes due 2016, net of bond discount of $3,612 and $3,759	196,388	196,241
Various subordinated notes payable; weighted average interest rate of 6.2%; principal and interest payable monthly through September 2014	668	1,174
Various capital leases; weighted average interest rate of 8.3% and 8.5% interest rate at March 31, 2012 and December 31, 2011, respectively; principal and interest payable monthly through December 2016	28,143	28,136

	226,464	226,264
Less current portion	(14,602)	(15,005)

	$211,862	$211,259

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

2012 Credit Agreement

On January 27, 2012, the Company entered into a new Credit Agreement (the “2012 Credit Agreement”) and terminated its previous senior secured credit agreement. The 2012 Credit Agreement provides revolving loans in an aggregate principal amount not to exceed $50.0 million with a Canadian sublimit of $5.0 million, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada (“Domestic Subsidiaries”) that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of June 15, 2016.

Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to LIBOR plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75% to 1.25%, based on Average Daily Net Availability. Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

The 2012 Credit Agreement contains various loan covenants that restrict the Company’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the Company’s business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $10.0 million, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0. The Company’s obligations under the 2012 Credit Agreement are secured by substantially all of its assets pursuant to a Guaranty and Security Agreement.

As of March 31, 2012, the Company did not have any outstanding debt under the 2012 Credit Agreement.

As of March 31, 2012, standby letters of credit aggregated to $3.0 million, which reduced the Company’s borrowing availability under the 2012 Credit Agreement to $46.0 million.

Foreign Credit Facility

In the second quarter of 2011, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”) entered into a one-year revolving credit facility. This facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.3 million as of March 31, 2012. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.

6. Commitments and Contingencies

Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2012, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company has not included any liability in its Consolidated Financial Statements in connection with this matter. The Company cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

8. Stock-Based Compensation

The Company’s 2005 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of March 31, 2012, 2.4 million shares remain available for issuance under the Stock Plan.

Stock options granted under the Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of two to five years from date of award, except that options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% (110% in the case of an incentive stock option granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant. The Company allows for cashless exercises of vested outstanding options.

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.4 million and $1.5 million for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, total unrecognized compensation cost related to unvested stock-based payments totaled $4.1 million and is expected to be recognized over a weighted-average period of 2.9 years.

9. Derivatives and Hedging Transactions

As of March 31, 2012, the Company was not party to any derivative or hedging transactions.

As of December 31, 2010, the Company was party to a swap transaction, in which the Company exchanged its floating-rate payments for fixed-rate payments. As of December 1, 2010, the swap transaction was de-designated upon issuance of the Notes and payoff of the Company’s previous credit agreement. The swap transaction no longer qualified as a cash flow hedge under ASC 815, Derivatives and Hedging, as all the floating-rate debt was extinguished. The swap transaction qualified as a cash flow hedge up to November 30, 2010. On January 3, 2011, the Company terminated and settled the swap transaction.

As of March 31, 2012, $2.2 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the swap transaction which was scheduled to end in December 2012. Over the next nine months, the Company will amortize $2.2 million from AOCL to interest expense.

The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)		(ineffective portion)
	Three Months Ended March 31,		Three Months Ended March 31,
(In thousands)	2012	2011	2012	2011
Location of Loss Reclassified from AOCL into Income
Interest expense	$(1,255)	$(1,523)	$—	$—

The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the three months ended March 31, 2012 and 2011:

	Amount of Loss Recognized in Income on Derivative
	Three Months Ended	Three Months Ended
(In thousands)	March 31, 2012	March 31, 2011
Derivative not designated as hedging instrument under ASC 815
Swap transaction	$—	$(120)
Tax effect	—	45

Swap transaction, net of tax effect	$—	$(75)

10. Fair Value Measurements

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $11.2 million and $10.3 million as of March 31, 2012 and December 31, 2011, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of March 31, 2012 for its Notes and its subordinated notes payable is $200.0 million and $0.7 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and its subordinated notes payable is $198.0 million and $0.6 million, respectively, as of March 31, 2012.

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

Condensed Consolidating Balance Sheet

March 31, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$14,788	$15,026	$—	$29,814
Accounts receivable, net	—	53,822	6,394	—	60,216
Intercompany operations	295	4,729	(5,024)	—	—
Inventories, net	—	8,336	4,206	—	12,542
Prepaid expenses	56	3,239	1,627	—	4,922
Other current assets	16	5,665	1,228	—	6,909

Total current assets	367	90,579	23,457	—	114,403
Property and equipment, net	—	47,412	8,363	—	55,775
Goodwill	—	229,315	—	—	229,315
Investment in subsidiaries	157,837	12,799	—	(170,636)	—
Other intangible assets, net	—	38,207	2,437	—	40,644
Deferred financing costs, net	4,936	—	—	—	4,936
Deferred income taxes	—	—	1,320	—	1,320
Other assets	—	1,830	229	—	2,059

Total assets	$163,140	$420,142	$35,806	$(170,636)	$448,452

Liabilities and Equity
Current liabilities:
Accounts payable	$12	$18,114	$3,128	$—	$21,254
Accrued payroll and payroll-related expenses	—	9,063	398	—	9,461
Accrued expenses	6,205	16,265	3,738	—	26,208
Intercompany loans	(167,441)	164,711	2,730	—	—
Current portion of long-term debt and capital leases	—	11,993	2,609	—	14,602

Total current liabilities	(161,224)	220,146	12,603	—	71,525
Long-term debt and capital leases	196,388	13,564	1,910	—	211,862
Deferred income taxes	—	27,336	—	—	27,336
Other long-term liabilities	—	1,259	2,047	—	3,306

Total liabilities	35,164	262,305	16,560	—	314,029

Commitments and contingencies

Total equity	127,976	157,837	19,246	(170,636)	134,423

Total liabilities and equity	$163,140	$420,142	$35,806	$(170,636)	$448,452

Condensed Consolidating Balance Sheet

December 31, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,706	$13,731	$—	$25,437
Accounts receivable, net	—	49,435	5,278	—	54,713
Intercompany operations	295	4,667	(4,962)	—	—
Inventories, net	—	7,772	4,335	—	12,107
Prepaid expenses	77	3,145	777	—	3,999
Other current assets	—	6,637	904	—	7,541

Total current assets	372	83,362	20,063	—	103,797
Property and equipment, net	—	47,431	7,653	—	55,084
Goodwill	—	229,315	—	—	229,315
Investment in subsidiaries	154,813	12,973	—	(167,786)	—
Other intangible assets, net	—	42,625	2,502	—	45,127
Deferred financing costs, net	4,574	—	—	—	4,574
Deferred income taxes	—	—	1,368	—	1,368
Other assets	—	1,850	242	—	2,092

Total assets	$159,759	$417,556	$31,828	$(167,786)	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$113	$19,965	$1,709	$—	$21,787
Accrued payroll and payroll-related expenses	—	6,807	485	—	7,292
Accrued expenses	933	15,327	3,048	—	19,308
Intercompany loans	(168,206)	166,361	1,845	—	—
Current portion of long-term debt and capital leases	—	13,078	1,927	—	15,005

Total current liabilities	(167,160)	221,538	9,014	—	63,392
Long-term debt and capital leases	196,241	13,496	1,522	—	211,259
Deferred income taxes	—	26,447	—	—	26,447
Other long-term liabilities	—	1,262	1,932	—	3,194

Total liabilities	29,081	262,743	12,468	—	304,292

Commitments and contingencies
Total equity	130,678	154,813	19,360	(167,786)	137,065

Total liabilities and equity	$159,759	$417,556	$31,828	$(167,786)	$441,357

Condensed Consolidating Statement of Operations

Three Months Ended

March 31, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$91,554	$12,019	$—	$103,573
Cost of sales	—	62,294	9,401	—	71,695

Gross profit	—	29,260	2,618	—	31,878
Selling, general and administrative expenses	2	21,517	1,938	—	23,457
Amortization of intangible assets	—	4,491	102	—	4,593

(Loss) income from operations	(2)	3,252	578	—	3,828
Other income	—	(38)	8	—	(30)
Interest expense (income), net	5,722	1,737	(21)	—	7,438

(Loss) income before equity earnings of subsidiaries and income tax provision	(5,724)	1,553	591	—	(3,580)
Equity in earnings of subsidiaries	(817)	(430)	—	1,247	—
Income tax provision	—	1,166	144	—	1,310

Net (loss) income	(4,907)	817	447	(1,247)	(4,890)
Loss attributable to noncontrolling interest	—	—	(17)	—	(17)

Net (loss) income attributable to American Reprographics Company	$(4,907)	$817	$430	$(1,247)	$(4,907)

Condensed Consolidating Statement of Operations

Three Months Ended

March 31, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$97,990	$8,514	$—	$106,504
Cost of sales	—	66,615	6,503	—	73,118

Gross profit	—	31,375	2,011	—	33,386
Selling, general and administrative expenses	—	25,827	2,005	—	27,832
Amortization of intangible assets	—	4,678	66	—	4,744

Income (loss) from operations	—	870	(60)	—	810
Other income	—	(26)	—	—	(26)
Interest expense (income), net	5,740	2,442	(15)	—	8,167

Loss before equity earnings of subsidiaries and income tax benefit	(5,740)	(1,546)	(45)	—	(7,331)
Equity in earnings of subsidiaries	50	(2)	—	(48)	—
Income tax benefit	(2,147)	(1,494)	(8)	—	(3,649)

Net (loss) income	(3,643)	(50)	(37)	48	(3,682)
Loss attributable to noncontrolling interest	—	—	39	—	39

Net (loss) income attributable to American Reprographics Company	$(3,643)	$(50)	$2	$48	$(3,643)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

March 31, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(4,907)	$817	$447	$(1,247)	$(4,890)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	320	—	320
Amortization of derivative, net of tax	—	786	—	—	786

Other comprehensive income, net of tax	—	786	320	—	1,106

Comprehensive (loss) income	(4,907)	1,603	767	(1,247)	(3,784)
Comprehensive income attributable to noncontrolling interest	—	—	59	—	59

Comprehensive (loss) income attributable to American Reprographics Company	$(4,907)	$1,603	$708	$(1,247)	$(3,843)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

March 31, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(3,643)	$(50)	$(37)	$48	$(3,682)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	289	—	289
Amortization of derivative, net of tax	—	954	—	—	954

Other comprehensive income, net of tax	—	954	289	—	1,243

Comprehensive (loss) income	(3,643)	904	252	48	(2,439)
Comprehensive loss attributable to noncontrolling interest	—	—	(7)	—	(7)

Comprehensive (loss) income attributable to American Reprographics Company	$(3,643)	$904	$259	$48	$(2,432)

Condensed Consolidating Statement of Cash Flows

Three Months Ended

March 31, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(53)	$11,790	$658	$—	$12,395
Cash flows from investing activities
Capital expenditures	—	(3,331)	(474)	—	(3,805)
Other	—	182	9	—	191

Net cash used in investing activities	—	(3,149)	(465)	—	(3,614)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	21	—	—	21
Payments on long-term debt agreements and capital leases	—	(3,992)	(396)	—	(4,388)
Net borrowings under revolving credit facilities	—	—	552	—	552
Payment of deferred financing fees	(712)	—	—	—	(712)
Advances to/from subsidiaries	765	(1,588)	823	—	—

Net cash provided by (used in) financing activities	53	(5,559)	979	—	(4,527)

Effect of foreign currency translation on cash balances	—	—	123	—	123

Net change in cash and cash equivalents	—	3,082	1,295	—	4,377
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437

Cash and cash equivalents at end of period	$—	$14,788	$15,026	$—	$29,814

Condensed Consolidating Statement of Cash Flows

Three Months Ended

March 31, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(2,587)	$7,220	$(44)	$—	$4,589
Cash flows from investing activities
Capital expenditures	—	(3,851)	(285)	—	(4,136)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	319	59	—	378

Net cash used in investing activities	—	(13,261)	(226)	—	(13,487)

Cash flows from financing activities
Proceeds from stock option exercises	—	41	—	—	41
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	23	—	—	23
Excess tax benefit related to stock-based compensation	—	8	—	—	8
Payments on long-term debt agreements and capital leases	—	(7,049)	(491)	—	(7,540)
Net borrowings under revolving credit facility	12,800	—	—	—	12,800
Payment of deferred financing fees	(164)	—	—		(164)
Advances to/from subsidiaries	(10,049)	11,051	(1,002)	—	—

Net cash provided by (used in) financing activities	2,587	4,074	(1,493)	—	5,168

Effect of foreign currency translation on cash balances	—	—	109	—	109

Net change in cash and cash equivalents	—	(1,967)	(1,654)	—	(3,621)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$10,620	$12,052	$—	$22,672

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K.

Business Summary

ARC provides specialized document solutions to businesses of all types, and is the leading document solutions company for the non-residential segment of the architecture, engineering and construction (“AEC”) industry. ARC is the largest company of its kind in the United States and offers conventional reprographic services, as well as managed print services, digital color printing, and proprietary document management technology products and services.

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

Reprographics Services sales include operational activities provided at Company locations such as document management services, document logistics, large- and small-format print-on-demand services in color and black and white, and digital document management services.

Facilities Management sales are primarily composed of services executed at the customer’s location (“on-site” services) where we provide document production equipment and sometimes staff in our customers’ offices. These services include both (i) traditional reprographics services or facilities management (“FM”), as well as (ii) managed print services (“MPS”). Under an MPS contract, we supply, maintain and manage a customer’s entire print network, including office printing equipment, on an outsourced basis. In each case, ARC assumes all costs related to print, and issues a single invoice to its customers based on a contracted cost-per-printed page rate.

Equipment and Supplies sales involve the resale of printing and imaging equipment from a wide variety of suppliers.

We are diversifying our business beyond the services we have traditionally provided to the AEC industry, and expanding into managed print services, digital color printing to the non-AEC market, and technology-based document management services. We deliver both our traditional and newer services through a nationwide network of production facilities, locally-based sales executives, technical specialists, and a national/regional sales force known as Global Solutions, which is managed from our corporate offices in Walnut Creek, California. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the three months ended March 31, 2012, with the remaining 23% consisting of sales to non-AEC industries.

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

We identify operating segments based on the various business activities that earn revenue and incur expense. Since operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 1 “Description of Business and Basis of Presentation” for further information.

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

One of the primary methods we have used to maintain our margins during periods of economic or industry decline has been to quickly and aggressively reduce our variable operating costs. The largest portions of our variable costs are labor related. Given that we manage production capacity primarily through labor utilization during a given daily production schedule or shift, we achieve cost containment objectives through the reduction of full-time employees, and the close management of hourly schedules. In addition, over the past year, the Company has reduced costs by closing non-core locations and taking advantage of the greater productivity of newer equipment.

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

Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the three months ended March 31, 2012 and 2011 to reflect the exclusion of the amortization impact related specifically to the change in useful lives of trade names, interest rate swap related costs, and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the months ended March 31, 2012 and 2011. We believe these charges were the result of our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in the three months ended March 31, 2012 and 2011 to exclude stock-based compensation expense of $0.4 million and $1.5 million, respectively. This presentation is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss attributable to ARC:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows provided by operating activities	$12,395	$4,589
Changes in operating assets and liabilities, net of effect of business acquisitions	(2,145)	9,366
Non-cash expenses, including depreciation and amortization	(15,140)	(17,637)
Income tax provision (benefit)	1,310	(3,649)
Interest expense, net	7,438	8,167
Net (income) loss attributable to the noncontrolling interest	(17)	39

EBIT	3,841	875
Depreciation and amortization	11,655	12,486

EBITDA	15,496	13,361
Interest expense, net	(7,438)	(8,167)
Income tax (provision) benefit	(1,310)	3,649
Depreciation and amortization	(11,655)	(12,486)

Net loss attributable to ARC	$(4,907)	$(3,643)

The following is a reconciliation of net loss attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2012	2011
Net loss attributable to ARC	$(4,907)	$(3,643)
Interest expense, net	7,438	8,167
Income tax provision (benefit)	1,310	(3,649)

EBIT	3,841	875
Depreciation and amortization	11,655	12,486

EBITDA	15,496	13,361
Stock-based compensation	444	1,489

Adjusted EBITDA	$15,940	$14,850

The following is a reconciliation of net loss margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2012(1)	2011(1)
Net loss margin attributable to ARC	(4.7)%	(3.4)%
Interest expense, net	7.2	7.7
Income tax provision (benefit)	1.3	(3.4)

EBIT margin	3.7	0.8
Depreciation and amortization	11.3	11.7

EBITDA margin	15.0	12.5
Stock-based compensation	0.4	1.4

Adjusted EBITDA margin	15.4%	13.9%

(1)	Column does not foot due to rounding

The following is a reconciliation of net loss attributable to ARC to unaudited adjusted net income (loss) attributable to ARC:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2012	2011
Net loss attributable to ARC	$(4,907)	$(3,643)
Change in trade name impact to amortization	2,369	2,369
Interest rate swap related costs	1,255	1,523
Income tax benefit related to above items	(1,355)	(1,382)
Other discrete tax items	2,645	(978)

Unaudited adjusted net income (loss) attributable to ARC	$7	$(2,111)

Actual:
Loss per share attributable to ARC shareholders:
Basic	$(0.11)	$(0.08)

Diluted	$(0.11)	$(0.08)

Weighted average common shares outstanding:
Basic	45,541	45,322
Diluted	45,541	45,322
Adjusted:
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.00	$(0.05)

Diluted	$0.00	$(0.05)

Weighted average common shares outstanding:
Basic	45,541	45,322
Diluted	45,587	45,322

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

The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended March 31,
(In thousands)	2012	2011
Cash flows provided by operating activities	$12,395	$4,589
Capital expenditures	(3,805)	(4,136)

Free Cash Flows	$8,590	$453

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2012	2011	$(1)%
Reprographics services	$63.0	$70.0	$(7.0)	(10.0)%
Facilities management	26.7	24.2	2.5	10.1%
Equipment and supplies sales	13.9	12.3	1.6	13.2%

Total net sales	$103.6	$106.5	$(2.9)	(2.8)%

Gross profit	$31.9	$33.4	$(1.5)	(4.5)%
Selling, general and administrative expenses	$23.5	$27.8	$(4.4)	(15.7)%
Amortization of intangibles	$4.6	$4.7	$(0.2)	(3.2)%
Interest expense, net	$7.4	$8.2	$(0.7)	(8.9)%
Income tax provision (benefit)	$1.3	$(3.6)	$5.0	(135.9)%
Net loss attributable to ARC	$(4.9)	$(3.6)	$(1.3)	34.7%
EBITDA	$15.5	$13.4	$2.1	16.0%
Adjusted EBITDA	$15.9	$14.9	$1.1	7.3%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2012(1)	2011(1)
Net Sales	100.0%	100.0%
Cost of sales	69.2	68.7

Gross profit	30.8	31.3
Selling, general and administrative expenses	22.6	26.1
Amortization of intangibles	4.4	4.5

Income (loss) from operations	3.7	0.8
Interest expense, net	7.2	7.7

Loss before income tax provision (benefit)	(3.5)	(6.9)
Income tax provision (benefit)	1.3	(3.4)

Net loss	(4.7)	(3.5)
Loss attributable to the noncontrolling interest	—	—

Net loss attributable to ARC	(4.7)%	(3.4)%

EBITDA	15.0%	12.5%
Adjusted EBITDA	15.4%	13.9%

(2)	Column does not foot due to rounding

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net Sales

Net sales for the first quarter of 2012 decreased by 2.8%. The decrease in net sales was primarily due to the decrease of private, non-residential construction activity, as compared to periods prior to the recent recession. We also believe our AEC customers are accelerating their adoption of technology, and exerting greater central control over document production for their project teams. With the lack of significant new construction activity in 2012, it remains difficult to quantify the effect of such behavior, but we believe it could be a contributing factor to the declines we have seen in large-format black-and-white document printing.

Reprographics services. Reprographics services sales decreased $7.0 million, or 10.0%, during the three months ended March 31, 2012, compared to the same period in 2011.

Overall reprographics services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing. Large-format black-and-white printing revenues represented approximately 31% of reprographics services for the first quarter of 2012, and decreased by approximately 16% compared to the same period in 2011.

Digital color printing comprised approximately 29% of our overall reprographics services sales for the three months ended March 31, 2012, as compared to approximately 27% during the same period in 2011. Net sales of digital color printing services decreased 5.5% for the three months ended March 31, 2012 compared to the same period in 2011. We attribute this decrease, in part, to an overall decline in color printing in the AEC industry, and temporary disruptions as we expanded and enhanced our color sales force with new hires.

Our customers in the AEC industry prefer to receive documents in both analog (printed) and digital forms, but we have seen increasing adoption of digital services. During the three months ended March 31, 2012, digital service revenue increased 1.7% compared to the same period in 2011, and as a percentage of overall sales, it increased to 9.3% for the three months ended March 31, 2012 from 8.9% for the same period in 2011.

Facilities management. On-site sales increased $2.5 million, or 10.1%, for the three months ended March 31, 2012 as compared to the same period in 2011. FM revenue is derived from two sources: 1) an engagement with the customer to place traditional reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as “managed print services” or MPS. In both cases, we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of onsite services locations has grown to approximately 6,100 as of March 31, 2012, an increase of more than 350 locations compared to March 31, 2011, due to growth in new MPS placements.

Equipment and supplies sales. Equipment and supplies sales increased $1.6 million, or 13.2%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in equipment and supplies sales was primarily due to increased sales in UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture with Beijing-based Unisplendour. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $4.9 million in for the three months ended March 31, 2012, as compared to $2.7 million for the three months ended March 31, 2011.

Gross Profit

During the three months ended March 31, 2012, gross profit and gross profit margin decreased to $31.9 million, or 30.8%, as compared to $33.4 million, or 31.3%, during the same period in 2011, on a sales decline of $2.9 million.

The primary reason for the decrease in gross margins was a change in our product mix. Material costs for the first quarter of 2012 as a percentage of sales were 250 basis points higher as compared to the same period in 2011, driven by increased lower-margin equipment and supplies sales. The increase in material costs was partially offset by a decrease of 150 basis points in labor as a percentage of sales during the same time period. The decrease in labor was primarily due to a reconfiguration of our labor force designed to address the overall decline in sales and increased demand for on-site services.

By aggressively reducing labor and overhead costs in response to the decline in overall sales, our margins remained healthy relative to our revenue.

Selling, General and Administrative Expenses

The decrease of $4.4 million in selling, general and administrative expenses was due to the impact of cost reduction programs implemented in 2011.

General and administrative expenses for the three months ended March 31, 2012, decreased $3.4 million, or 18.0% compared to the same period in 2011. This decrease was primarily driven by the reconfiguration of our labor force to increase utilization in response to the decline in overall sales, as noted above, and a decrease in stock-based compensation due to the vesting of awards in 2011.

Sales and marketing expenses decreased $0.9 million driven primarily by decreased sales compensation on lower sales volume.

Amortization of Intangibles

Amortization of intangibles of $4.6 million for the three months ended March 31, 2012 remained consistent with the amount in the same period in 2011 due to decreased acquisition activity since 2008.

During the fourth quarter of 2010, we decided to phase out the use of our local trade names over the following 18 months and revised the remaining estimated useful lives of our trade name intangible assets accordingly. Effective January 1, 2011, all divisions began using the ARC name, though some of the original brand names remained in circulation to ensure business recognition and the retention of existing customers. In April 2012, the trade names were fully transitioned to the ARC name and removed from the marketplace. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years.

Interest Expense, Net

Net interest expense was $7.4 million during the three months ended March 31, 2012, respectively, compared to $8.2 million in the same period in 2011. The decrease in interest expense was driven by a reduction in the average debt balance by $17.4 million from the three months ended March 31, 2011 to the three months ended March 31, 2012.

Income Taxes

We recorded an income tax provision of $1.3 million in relation to a pretax loss of $3.6 million for the three months ended March 31, 2012, and an income tax benefit of $3.6 million in relation to a pretax loss of $7.3 million for the same period in 2011. For the three months ended March 31, 2012, the income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position, which receives an additional valuation allowance. Included in the income tax provision for the first quarter of 2012 were immaterial corrections of prior year items related to tax deficiencies from stock-based compensation.

Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 35% of the loss of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.

Net Loss Attributable to ARC

Net loss attributable to ARC was $4.9 million during the three ended March 31, 2012, compared to net loss attributable to ARC of $3.6 million in the same period in 2011. The net loss attributable to ARC in 2012 is primarily due to the decrease in sales and gross margins, and the impact of the income tax provision, partially offset by the decrease in selling, general and administrative expenses, as noted above.

EBITDA

EBITDA margin increased to 15.0% during the three months ended March 31, 2012, compared to 12.5% during the same period in 2011 due to the reduction in selling, general and administrative expenses, as noted above. Excluding the impact of stock based compensation, our adjusted EBITDA margin was 15.4% for the three months ended March 31, 2012, as compared to 13.9% during the same period in 2011.

Impact of Inflation

Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of March 31, 2012 was $29.8 million. Of this amount, $15.0 million was held in foreign countries. Specifically, $13.7 million was held in China and is considered a permanent investment in UDS.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended
	March 31,
(In thousands)	2012	2011
Net cash provided by operating activities	$12,395	$4,589
Net cash used in investing activities	$(3,614)	$(13,487)
Net cash (used in) provided by financing activities	$(4,527)	$5,168

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall increase in cash flows from operations during the three months ended March 31, 2012 over the same period in 2011 was primarily due to the increase in operating income, and the timing of payables. Days sales outstanding (“DSO”) increased from 51 days as of March 31, 2011 to 52 days as of March 31, 2012. With the slower pace of private, non-residential construction activity, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2012, it will significantly impact our cash flows from operations in the future.

Investing Activities

Net cash used in investing activities of $3.6 million for the three months ended March 31, 2012 relates to capital expenditures of $3.8 million, partially offset by $0.2 million of cash inflows from other investing activities. Cash flows from other investing activities primarily relate to the cash proceeds generated from the sale of fixed assets.

Financing Activities

Net cash of $4.5 million used in financing activities during the three months ended March 31, 2012 primarily relates to scheduled payments under capital leases and seller notes of $4.4 million and deferred financing fee payments related to our new revolving credit facility of $0.7, partially offset by borrowings under our foreign revolving credit facilities of $0.6 million.

Our cash position, working capital, and debt obligations as of March 31, 2012 and December 31, 2011 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2012	December 31, 2011
Cash and cash equivalents	$29,814	$25,437
Working capital	$42,878	$40,405

Borrowings from senior secured credit facility and Notes (1)	$196,388	$196,241
Other debt obligations	30,076	30,023

Total debt obligations	$226,464	$226,264

(1)	Notes, net of discount of $3,612 and $3,759 at March 31, 2012 and December 31, 2011, respectively.

The increase of $2.5 million in working capital in 2012 was due to an increase in cash and cash equivalents of $4.4 million, an increase in accounts receivable of $5.5 million, partially offset by an increase in accrued payroll and payroll related expenses of $2.2 million and an increase in accrued expenses of $6.9 million. The increase in accounts receivable is due to the increase in sales in February and March 2012, as compared to November and December 2011, which are typically slower months due to the holiday season. The increase in accrued expenses is primarily related to an increase in accrued interest expense. Interest on our $200.0 million Notes is paid semiannually on June 15th and December 15th. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $29.8 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of March 31, 2012. See “Debt Obligations” section for further information related to our current credit facility.

We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending. The effects of the current economic downturn in the United States have resulted in a downturn in construction spending in the AEC industry, which have affected our operating results. The current diminished liquidity and credit availability in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic downturn or its effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

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

Exchange Offer. Pursuant to a registered exchange offer in May 2011, we offered to exchange up to $200.0 million aggregate principal amount of the Notes, for new notes that were registered under the Securities Act. The terms of the registered notes are the same as the terms of the Notes, except that they are registered under the Securities Act and the transfer restrictions, registration rights and additional interest provisions are not applicable. We accepted the exchange of $200.0 million aggregate principal amounts of the Notes that were properly tendered in the exchange offer.

2010 Credit Agreement

In connection with the issuance of the Notes, our company and certain of our subsidiaries also entered into the 2010 Credit Agreement that provided for a $50.0 million senior secured revolving line of credit.

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

Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the LIBOR plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75% to 1.25% percent, based on Average Daily Net Availability. Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

The 2012 Credit Agreement contains various loan covenants that restrict our ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $10.0 million we are required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0. Our obligations under the 2012 Credit Agreement are secured by substantially all of our assets pursuant to a Guaranty and Security Agreement.

As of March 31, 2012, we did not have any outstanding debt under the 2012 Credit Agreement.

As of March 31, 2012, standby letters of credit aggregated to $3.0 million, which reduced our borrowing availability under the 2012 Credit Agreement to $46.0 million.

Foreign Credit Facility

In the second quarter of 2011, in conjunction with its Chinese operations, UDS entered into one-year revolving credit facility. The facility provides for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.3 million as of March 31, 2012. Draws on the facility are limited to 30 day periods and incur a fee of 0.5% of the amount drawn and no additional interest is charged.

Capital Leases

As of March 31, 2012, we had $28.1 million of capital lease obligations outstanding, with a weighted average interest rate of 8.3% and maturities between 2011 and 2016.

Seller Notes

As of March 31, 2012, we had $0.7 million of seller notes outstanding, with a weighted average interest rate of 6.2% and maturities between 2011 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of March 31, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2012, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

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

Goodwill Impairment

In connection with acquisitions, we apply the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

We assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.

At September 30, 2011, we performed our annual goodwill impairment analysis, which indicated that nine of our 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of our Notes (resulting in a higher yield) and a decline of our stock price during the third quarter of 2011, we concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of our reporting units as of September 30, 2011. The increase in our WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.

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

We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The estimated fair value of our reporting units were based upon a projected EBITDA margin, which was anticipated to have a slight increase from 2011 to 2012, followed by year over year increases of approximately 150 to 300 basis points in 2013 through 2015, with stabilization expected in 2016. These projections are driven, in part, by anticipated industry growth rates, anticipated GDP, customer composition and historical performance. These cash flows were discounted using a weighted average cost of capital ranging from 14% to 16%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.

The results of step one of the goodwill impairment test, as of September 30, 2011, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	13	$—
Reporting units failing step one that continue to carry a goodwill balance	9	76,990
Fair value of reporting unit exceeds its carrying value by 1% - 20%	6	44,761
Fair value of reporting unit exceeds its carrying value by 20% - 40%	2	42,447
Fair value of reporting unit exceeds its carrying value by more than 40%	7	65,117

	37	$229,315

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

During 2011 and the first quarter of 2012, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred tax assets was needed. As of March 31, 2012, the valuation allowance against certain deferred tax assets was $70.5 million.

In future quarters, we will evaluate our results to determine whether we will generate sufficient taxable income to utilize our deferred tax assets, and whether a partial or full valuation allowance will be required. Should we generate sufficient taxable income, however, we may reverse a portion or all of the then current valuation allowance.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our 2011 Annual Report on Form 10-K.

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

As of March 31, 2012, we had $226.5 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2012, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

This information is included under the caption “Legal proceedings” in Note 6 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Form 10-Q.

Item 1A.	Risk Factors

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Credit Agreement dated January 27, 2012 by and among American Reprographics Company, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent, Wells Fargo Capital Finance Corporation Canada, as Canadian agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).

10.2	Guaranty and Security Agreement dated January 27, 2012 by and among American Reprographics Company and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 2, 2012).

10.3	Canadian Guaranty and Security Agreement dated January 27, 2012 by and among ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 2, 2012).

10.4	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2012).**

10.5	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).**

10.6	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).**

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2012

AMERICAN REPROGRAPHICS COMPANY

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JOHN TOTH
John Toth
Chief Financial Officer, Secretary

EXHIBIT INDEX

Exhibit Number	Description

10.1	Credit Agreement dated January 27, 2012 by and among American Reprographics Company, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent, Wells Fargo Capital Finance Corporation Canada, as Canadian agent, and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).

10.2	Guaranty and Security Agreement dated January 27, 2012 by and among American Reprographics Company and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 2, 2012).

10.3	Canadian Guaranty and Security Agreement dated January 27, 2012 by and among ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 2, 2012).

10.4	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 21, 2012).**

10.5	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).**

10.6	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).**

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
**	Attached as Exhibit 101 to this report are documents formatted in XBRL (Extensible Business Reporting Language). Users of this data are advised pursuant to Rule 406T of Regulation S-T that the interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is otherwise not subject to liability under these sections. The financial information contained in the XBRL-related documents is “unaudited” or “unreviewed.”