Form 10-Q
period 2012-06-30
American Reprographics CO
filed 2012-08-08
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 3, 2012, there were 46,286,967 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY

Form 10-Q

For the Quarter Ended June 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$23,318	$25,437
Accounts receivable, net of allowances for accounts receivable of $3,228 and $3,309	60,464	54,713
Inventories, net	13,492	12,107
Prepaid expenses	4,483	3,999
Other current assets	7,480	7,541

Total current assets	109,237	103,797
Property and equipment, net of accumulated depreciation of $201,141 and $191,598	56,953	55,084
Goodwill	229,315	229,315
Other intangible assets, net	38,109	45,127
Deferred financing costs, net	4,770	4,574
Deferred income taxes	1,271	1,368
Other assets	2,264	2,092

Total assets	$441,919	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$23,189	$21,787
Accrued payroll and payroll-related expenses	8,293	7,292
Accrued expenses	20,358	19,308
Current portion of long-term debt and capital leases	12,503	15,005

Total current liabilities	64,343	63,392
Long-term debt and capital leases	211,908	211,259
Deferred income taxes	28,088	26,447
Other long-term liabilities	3,163	3,194

Total liabilities	307,502	304,292

Commitments and contingencies (Note 6)
Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,287 and 46,235 shares issued and outstanding	46	46
Additional paid-in capital	101,414	99,728
Retained earnings	26,703	32,663
Accumulated other comprehensive loss	(347)	(1,760)

Total American Reprographics Company stockholders’ equity	127,816	130,677
Noncontrolling interest	6,601	6,388

Total equity	134,417	137,065

Total liabilities and equity	$441,919	$441,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Reprographics services	$64,293	$70,460	$127,309	$140,482
Facilities management	27,490	25,596	54,146	49,799
Equipment and supplies sales	14,445	13,534	28,346	25,813

Total net sales	106,228	109,590	209,801	216,094
Cost of sales	72,475	73,895	144,170	147,013

Gross profit	33,753	35,695	65,631	69,081

Selling, general and administrative expenses	23,973	26,804	47,430	54,636
Amortization of intangible assets	2,805	4,721	7,398	9,465
Goodwill impairment	—	23,335	—	23,335

Income (loss) from operations	6,975	(19,165)	10,803	(18,355)
Other income	(24)	(35)	(54)	(61)
Interest expense, net	7,255	7,699	14,693	15,866

Loss before income tax provision	(256)	(26,829)	(3,836)	(34,160)
Income tax provision	619	57,913	1,929	54,264

Net loss	(875)	(84,742)	(5,765)	(88,424)
(Income) loss attributable to noncontrolling interest	(178)	112	(195)	151

Net loss attributable to American Reprographics Company	$(1,053)	$(84,630)	$(5,960)	$(88,273)

Loss per share attributable to American Reprographics Company shareholders:
Basic	$(0.02)	$(1.87)	$(0.13)	$(1.95)

Diluted	$(0.02)	$(1.87)	$(0.13)	$(1.95)

Weighted average common shares outstanding:
Basic	45,667	45,360	45,604	45,341
Diluted	45,667	45,360	45,604	45,341

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(875)	$(84,742)	$(5,765)	$(88,424)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax effect of $(27) and $4 for the three and six months ended June 30, 2012, respectively, and $(114) and $(60) for the three and six months ended June 30, 2011, respectively.	(311)	294	9	583
Amortization of derivative, net of tax effect of $380 and $849 for the three and six months ended June 30, 2012, respectively, and $544 and $1,114 for the three and six months ended June 30, 2011, respectively.	636	912	1,422	1,866

Other comprehensive income, net of tax	325	1,206	1,431	2,449

Comprehensive loss	(550)	(83,536)	(4,334)	(85,975)
Comprehensive income (loss) attributable to noncontrolling interest	154	(17)	213	(24)

Comprehensive loss attributable to American Reprographics Company	$(704)	$(83,519)	$(4,547)	$(85,951)

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Cash flows from operating activities

Net loss	$(875)	$(84,742)	$(5,765)	$(88,424)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	164	237	404	417
Depreciation	7,061	7,445	14,123	15,187
Amortization of intangible assets	2,805	4,721	7,398	9,465
Amortization of deferred financing costs	281	221	536	437
Amortization of bond discount	150	135	297	267
Goodwill impairment	—	23,335	—	23,335
Stock-based compensation	459	1,769	903	3,258
Excess tax benefit related to stock-based compensation	—	(23)	—	(31)
Deferred income taxes	(179)	6,197	(504)	8,515
Deferred tax valuation allowance	944	64,340	2,912	64,340
Amortization of derivative, net of tax effect	636	912	1,422	1,866
Other non-cash items, net	(63)	(47)	(93)	(177)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(493)	(437)	(6,127)	(8,705)
Inventory	(1,064)	143	(1,585)	(1,048)
Prepaid expenses and other assets	(140)	(10,819)	(406)	(14,047)
Accounts payable and accrued expenses	(5,231)	(6,103)	3,335	(2,782)

Net cash provided by operating activities	4,455	7,284	16,850	11,873

Cash flows from investing activities

Capital expenditures	(5,457)	(3,486)	(9,262)	(7,622)
Payment for swap transaction	—	—	—	(9,729)
Other	(375)	269	(184)	647

Net cash used in investing activities	(5,832)	(3,217)	(9,446)	(16,704)

Cash flows from financing activities

Proceeds from stock option exercises	79	67	79	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	7	—	28	23
Excess tax benefit related to stock-based compensation	—	23	—	31
Payments on long-term debt agreements and capital leases	(4,078)	(6,561)	(8,466)	(14,101)
Net (repayments) borrowings under revolving credit facilities	(935)	1,820	(383)	14,620
Payment of deferred financing fees	(127)	(377)	(839)	(541)

Net cash (used in) provided by financing activities	(5,054)	(5,028)	(9,581)	140

Effect of foreign currency translation on cash balances	(65)	196	58	305

Net change in cash and cash equivalents	(6,496)	(765)	(2,119)	(4,386)
Cash and cash equivalents at beginning of period	29,814	22,672	25,437	26,293

Cash and cash equivalents at end of period	$23,318	$21,907	$23,318	$21,907

Supplemental disclosure of cash flow information
Noncash investing and financing activities

Noncash transactions include the following:
Capital lease obligations incurred	$2,884	$2,992	$6,730	$5,453

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08. The new guidance provides an entity the option, when testing for goodwill impairment, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing a qualitative assessment, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment, and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The adoption of ASU 2011-08 will have no impact to the Company’s Condensed Consolidated Financial Statements.

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

In May 2011, the FASB issued ASU 2011-04 which amends the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The Company adopted provisions of ASU 2011-04 effective January 1, 2012, which did not have a material effect on its Condensed Consolidated Financial Statements.

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

Future technology advances may further facilitate and improve customers’ ability to print in their own offices or at a job site. As technology continues to improve, this trend toward printing on an “as needed” basis could result in decreasing printing volumes and declining revenues in the longer term. Failure to offset these potential declines in printing volumes by changing how the Company charges for its services and develops additional revenue sources could significantly affect its business and reduce their long term revenue, resulting in an adverse effect on its results of operations and financial condition.

2. Earnings per Share

The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2012, stock options for 2.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and six months ended June 30, 2011, stock options for 2.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

Basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 were calculated using the following common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding—basic	45,667	45,360	45,604	45,341
Effect of dilutive impact on equity-based compensation awards	—	—	—	—

Weighted average common shares outstanding—diluted	45,667	45,360	45,604	45,341

3. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. Since the Company’s previous goodwill impairment analysis as of September 30, 2011, there were no triggering events that required a subsequent interim impairment analysis.

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

Given the current economic environment and the uncertainties regarding the impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2011 regarding the duration of the lack of significant new construction activity in the AEC industry, or the timing or strength of general economic recovery, will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2012, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The changes in the carrying amount of goodwill from January 1, 2011 through June 30, 2012 are summarized as follows:

(In thousands)	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2011	$405,558	$110,799	$294,759
Additions	—	—	—
Goodwill impairment	—	65,444	(65,444)

December 31, 2011	405,558	176,243	229,315
Additions	—	—	—
Goodwill impairment	—	—	—

June 30, 2012	$405,558	$176,243	$229,315

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

The reporting units of the Company have been negatively impacted by the decline in commercial and residential construction. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment. Based on these assessments, there was no impairment in 2011. The Company concluded that no triggering events have occurred during the first six months of 2012 that would require a long-lived asset impairment test.

Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in the three and six months ended June 30, 2012 was an increase in amortization expense of approximately $0.8 million and $3.2 million, respectively. The impact of this change in the three and six months ended June 30, 2011 was an increase in amortization expense of approximately $2.4 million and $4.7 million, respectively. Trade names are amortized using the straight-line method. The Company retired the original trade names in April 2012.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2012 and December 31, 2011 which continue to be amortized:

	June 30, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,856	$60,361	$37,495	$97,509	$56,478	$41,031
Trade names and trademarks	20,349	19,735	614	20,320	16,231	4,089
Non-competition agreements	100	100	—	100	93	7

	$118,305	$80,196	$38,109	$117,929	$72,802	$45,127

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2012 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

(In thousands)
2012 (excluding the six months ended June 30, 2012)	$3,634
2013	6,608
2014	5,760
2015	5,216
2016	4,516
Thereafter	12,375

$38,109

4. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.

The Company recorded an income tax provision of $0.6 million and $1.9 million in relation to pretax losses of $0.3 million and $3.8 million for the three and six months ended June 30, 2012, respectively. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position which receives an additional valuation allowance. Included in the Company’s income tax provision for the first quarter of 2012 were immaterial corrections of prior year items related to tax deficiencies from stock-based compensation.

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2011, and the first six months of 2012, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of June 30, 2012, the Company has a $71.5 million valuation allowance against certain of its deferred tax assets.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.3 million as of June 30, 2012 are considered to be more likely than not to be realized. The valuation allowance of $71.5 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $4.5 million as of June 30, 2012 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years under audit.

5. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	June 30, 2012	December 31, 2011
Borrowings from foreign revolving credit facility; 0.6% interest rate at June 30, 2012	$330	$713
10.5% senior notes due 2016, net of bond discount of $3,462 and $3,759	196,538	196,241
Various subordinated notes payable; weighted average interest rate of 6.0% and 6.2% at June 30, 2012 and December 31, 2011, respectively; principal and interest payable monthly through September 2014	434	1,174
Various capital leases; weighted average interest rate of 8.4% and 8.5% interest rate at June 30, 2012 and December 31, 2011, respectively; principal and interest payable monthly through December 2016	27,109	28,136

	224,411	226,264
Less current portion	(12,503)	(15,005)

	$211,908	$211,259

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

As of June 30, 2012, the Company did not have any outstanding debt under the 2012 Credit Agreement.

As of June 30, 2012, standby letters of credit aggregated to $2.8 million, which reduced the Company’s borrowing availability under the 2012 Credit Agreement to $45.7 million.

Foreign Credit Facility

In the second quarter of 2011, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility that expired in July 2012. This facility provided for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.3 million as of June 30, 2012. Draws on the facility were limited to 30 day periods and incurred a fee of 0.05% of the amount drawn and no additional interest was charged.

6. Commitments and Contingencies

Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2012, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

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

7. Stock-Based Compensation

The Company’s 2005 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of June 30, 2012, 2.2 million shares remain available for issuance under the Stock Plan.

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

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.5 million and $1.8 million for the three months ended June 30, 2012 and 2011, respectively.

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.9 million and $3.3 million for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, total unrecognized compensation cost related to unvested stock-based payments totaled $5.7 million and is expected to be recognized over a weighted-average period of 2.7 years.

8. Derivatives and Hedging Transactions

As of June 30, 2012, the Company was not party to any derivative or hedging transactions.

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

As of June 30, 2012, $1.2 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the swap transaction which was scheduled to end in December 2012.

The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2012 and 2011:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)				(ineffective portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Location of Loss Reclassified from AOCL into Income
Interest expense	$(1,015)	$(1,457)	$(2,271)	$(2,980)	$—	$—	$—	$—

The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the three and six months ended June 30, 2012 and 2011:

	Amount of Loss Recognized in Income on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Derivative not designated as hedging instrument under ASC 815
Swap transaction	$—	$—	$—	$(120)
Tax effect	—	—	—	45

Swap transaction, net of tax effect	$—	$—	$—	$(75)

9. Fair Value Measurements

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the condensed consolidated financial statements as of and for the six months ended June 30, 2012 and 2011:

	Significant Other Unobservable Inputs June 30,
	2011
	Level 3	Total Losses
Nonrecurring Fair Value Measure
Goodwill	$271,424	$23,335

In accordance with ASC 350, goodwill was written down to its implied fair value of $271.4 million as of June 30, 2011, resulting in an impairment charge of $23.3 million during the six months ended June 30, 2011. See Note 3, “Goodwill and other intangibles resulting from business acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $10.0 million and $10.3 million as of June 30, 2012 and December 31, 2011, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2012 for its Notes and its subordinated notes payable is $200.0 million and $0.4 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and its subordinated notes payable is $200.0 million and $0.4 million, respectively, as of June 30, 2012.

10. Condensed Consolidating Financial Statements

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

Condensed Consolidating Balance Sheet

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$9,681	$13,637	$—	$23,318
Accounts receivable, net	—	52,013	8,451	—	60,464
Intercompany operations	295	4,720	(5,015)	—	—
Inventories, net	—	8,883	4,609	—	13,492
Prepaid expenses	35	2,856	1,592	—	4,483
Other current assets	—	6,153	1,327	—	7,480

Total current assets	330	84,306	24,601	—	109,237
Property and equipment, net	—	48,541	8,412	—	56,953
Goodwill	—	229,315	—	—	229,315
Investment in subsidiaries	163,419	13,375	—	(176,794)	—
Other intangible assets, net	—	35,800	2,309	—	38,109
Deferred financing costs, net	4,770	—	—	—	4,770
Deferred income taxes	—	—	1,271	—	1,271
Other assets	—	1,969	295	—	2,264

Total assets	$168,519	$413,306	$36,888	$(176,794)	$441,919

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$19,426	$3,763	$—	$23,189
Accrued payroll and payroll-related expenses	—	8,025	268	—	8,293
Accrued expenses	950	15,032	4,376	—	20,358
Intercompany loans	(156,785)	154,055	2,730	—	—
Current portion of long-term debt and capital leases	—	10,687	1,816	—	12,503

Total current liabilities	(155,835)	207,225	12,953	—	64,343
Long-term debt and capital leases	196,538	13,431	1,939	—	211,908
Deferred income taxes	—	28,088	—	—	28,088
Other long-term liabilities	—	1,143	2,020	—	3,163

Total liabilities	40,703	249,887	16,912	—	307,502

Commitments and contingencies
Total equity	127,816	163,419	19,976	(176,794)	134,417

Total liabilities and equity	$168,519	$413,306	$36,888	$(176,794)	$441,919

Condensed Consolidating Balance Sheet

December 31, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,706	$13,731	$—	$25,437
Accounts receivable, net	—	49,435	5,278	—	54,713
Intercompany operations	295	4,667	(4,962)	—	—
Inventories, net	—	7,772	4,335	—	12,107
Prepaid expenses	77	3,145	777	—	3,999
Other current assets	—	6,637	904	—	7,541

Total current assets	372	83,362	20,063	—	103,797
Property and equipment, net	—	47,431	7,653	—	55,084
Goodwill	—	229,315	—	—	229,315
Investment in subsidiaries	154,813	12,973	—	(167,786)	—
Other intangible assets, net	—	42,625	2,502	—	45,127
Deferred financing costs, net	4,574	—	—	—	4,574
Deferred income taxes	—	—	1,368	—	1,368
Other assets	—	1,850	242	—	2,092

Total assets	$159,759	$417,556	$31,828	$(167,786)	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$113	$19,965	$1,709	$—	$21,787
Accrued payroll and payroll-related expenses	—	6,807	485	—	7,292
Accrued expenses	933	15,327	3,048	—	19,308
Intercompany loans	(168,206)	166,361	1,845	—	—
Current portion of long-term debt and capital leases	—	13,078	1,927	—	15,005

Total current liabilities	(167,160)	221,538	9,014	—	63,392
Long-term debt and capital leases	196,241	13,496	1,522	—	211,259
Deferred income taxes	—	26,447	—	—	26,447
Other long-term liabilities	—	1,262	1,932	—	3,194

Total liabilities	29,081	262,743	12,468	—	304,292

Commitments and contingencies
Total equity	130,678	154,813	19,360	(167,786)	137,065

Total liabilities and equity	$159,759	$417,556	$31,828	$(167,786)	$441,357

Condensed Consolidating Statement of Operations

Three Months Ended

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$92,377	$13,851	$—	$106,228
Cost of sales	—	61,992	10,483	—	72,475

Gross profit	—	30,385	3,368	—	33,753
Selling, general and administrative expenses	1	21,840	2,132	—	23,973
Amortization of intangible assets	—	2,710	95	—	2,805

(Loss) income from operations	(1)	5,835	1,141	—	6,975
Other income	—	(16)	(8)	—	(24)
Interest expense (income), net	5,745	1,539	(29)	—	7,255

(Loss) income before equity earnings of subsidiaries and income tax provision	(5,746)	4,312	1,178	—	(256)
Equity in earnings of subsidiaries	(4,693)	(897)	—	5,590	—
Income tax provision	—	516	103	—	619

Net (loss) income	(1,053)	4,693	1,075	(5,590)	(875)
Loss attributable to noncontrolling interest	—	—	(178)	—	(178)

Net (loss) income attributable to American Reprographics Company	$(1,053)	$4,693	$897	$(5,590)	$(1,053)

Condensed Consolidating Statement of Operations

Three Months Ended

June 30, 2011

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

Condensed Consolidating Statement of Operations

Six Months Ended

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$183,931	$25,870	$—	$209,801
Cost of sales	—	124,286	19,884	—	144,170

Gross profit	—	59,645	5,986	—	65,631
Selling, general and administrative expenses	3	43,357	4,070	—	47,430
Amortization of intangible assets	—	7,201	197	—	7,398

(Loss) income from operations	(3)	9,087	1,719	—	10,803
Other income	—	(54)	—	—	(54)
Interest expense (income), net	11,467	3,276	(50)	—	14,693

(Loss) income before equity earnings of subsidiaries and income tax provision	(11,470)	5,865	1,769	—	(3,836)
Equity in earnings of subsidiaries	(5,510)	(1,327)	—	6,837	—
Income tax provision	—	1,682	247	—	1,929

Net (loss) income	(5,960)	5,510	1,522	(6,837)	(5,765)
Loss attributable to noncontrolling interest	—	—	(195)	—	(195)

Net (loss) income attributable to American Reprographics Company	$(5,960)	$5,510	$1,327	$(6,837)	$(5,960)

Condensed Consolidating Statement of Operations

Six Months Ended

June 30, 2011

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

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(1,053)	$4,693	$1,075	$(5,590)	$(875)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	(311)	—	(311)
Amortization of derivative, net of tax	—	636	—	—	636

Other comprehensive income, net of tax	—	636	(311)	—	325

Comprehensive (loss) income	(1,053)	5,329	764	(5,590)	(550)
Comprehensive income attributable to noncontrolling interest	—	—	154	—	154

Comprehensive (loss) income attributable to American Reprographics Company	$(1,053)	$5,329	$610	$(5,590)	$(704)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

June 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(84,630)	$(76,175)	$(1,558)	$77,621	$(84,742)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	294	—	294
Amortization of derivative, net of tax	—	912	—	—	912

Other comprehensive income, net of tax	—	912	294	—	1,206

Comprehensive (loss) income	(84,630)	(75,263)	(1,264)	77,621	(83,536)
Comprehensive loss attributable to noncontrolling interest	—	—	(17)	—	(17)

Comprehensive (loss) income attributable to American Reprographics Company	$(84,630)	$(75,263)	$(1,247)	$77,621	$(83,519)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(5,960)	$5,510	$1,522	$(6,837)	$(5,765)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	9	—	9
Amortization of derivative, net of tax	—	1,422	—	—	1,422

Other comprehensive income, net of tax	—	1,422	9	—	1,431

Comprehensive (loss) income	(5,960)	6,932	1,531	(6,837)	(4,334)
Comprehensive income attributable to noncontrolling interest	—	—	213	—	213

Comprehensive (loss) income attributable to American Reprographics Company	$(5,960)	$6,932	$1,318	$(6,837)	$(4,547)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended

June 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(88,273)	$(76,225)	$(1,595)	$77,669	$(88,424)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	583	—	583
Amortization of derivative, net of tax	—	1,866	—	—	1,866

Other comprehensive income, net of tax	—	1,866	583	—	2,449

Comprehensive (loss) income	(88,273)	(74,359)	(1,012)	77,669	(85,975)
Comprehensive loss attributable to noncontrolling interest	—	—	(24)	—	(24)

Comprehensive (loss) income attributable to American Reprographics Company	$(88,273)	$(74,359)	$(988)	$77,669	$(85,951)

Condensed Consolidating Statement of Cash Flows

Three Months Ended

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,529)	$14,598	$386	$—	$4,455
Cash flows from investing activities
Capital expenditures	—	(5,078)	(379)	—	(5,457)
Other	—	(299)	(76)	—	(375)

Net cash used in investing activities	—	(5,377)	(455)	—	(5,832)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	7	—	—	7
Payments on long-term debt agreements and capital leases	—	(3,749)	(329)	—	(4,078)
Net repayments under revolving credit facilities	—	—	(935)	—	(935)
Payment of deferred financing fees	(127)	—	—	—	(127)
Advances to/from subsidiaries	10,656	(10,665)	9	—	—

Net cash provided by (used in) financing activities	10,529	(14,328)	(1,255)	—	(5,054)

Effect of foreign currency translation on cash balances	—	—	(65)	—	(65)

Net change in cash and cash equivalents	—	(5,107)	(1,389)	—	(6,496)
Cash and cash equivalents at beginning of period	—	14,788	15,026	—	29,814

Cash and cash equivalents at end of period	$—	$9,681	$13,637	$—	$23,318

Condensed Consolidating Statement of Cash Flows

Three Months Ended

June 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(8,163)	$15,719	$(272)	$—	$7,284
Cash flows from investing activities
Capital expenditures	—	(3,117)	(369)	—	(3,486)
Payment for swap transaction	—	—	—	—	—
Other	—	484	(215)	—	269

Net cash used in investing activities	—	(2,633)	(584)	—	(3,217)

Cash flows from financing activities
Proceeds from stock option exercises	—	67	—	—	67
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	—	—	—	—
Excess tax benefit related to stock-based compensation	—	23	—	—	23
Payments on long-term debt agreements and capital leases	—	(6,276)	(285)	—	(6,561)
Net borrowings under revolving credit facility	1,000	—	820	—	1,820
Payment of deferred financing fees	(377)	—	—	—	(377)
Advances to/from subsidiaries	7,540	(7,993)	453	—	—

Net cash provided by (used in) financing activities	8,163	(14,179)	988	—	(5,028)

Effect of foreign currency translation on cash balances	—	—	196	—	196

Net change in cash and cash equivalents	—	(1,093)	328	—	(765)
Cash and cash equivalents at beginning of period	—	10,620	12,052	—	22,672

Cash and cash equivalents at end of period	$—	$9,527	$12,380	$—	$21,907

Condensed Consolidating Statement of Cash Flows

Six Months Ended

June 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,582)	$26,388	$1,044	$—	$16,850
Cash flows from investing activities
Capital expenditures	—	(8,409)	(853)	—	(9,262)
Other	—	(117)	(67)	—	(184)

Net cash used in investing activities	—	(8,526)	(920)	—	(9,446)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	28	—	—	28
Payments on long-term debt agreements and capital leases	—	(7,741)	(725)	—	(8,466)
Net repayments under revolving credit facilities	—	—	(383)	—	(383)
Payment of deferred financing fees	(839)	—	—	—	(839)
Advances to/from subsidiaries	11,421	(12,253)	832	—	—

Net cash provided by (used in) financing activities	10,582	(19,887)	(276)	—	(9,581)

Effect of foreign currency translation on cash balances	—	—	58	—	58

Net change in cash and cash equivalents	—	(2,025)	(94)	—	(2,119)
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437

Cash and cash equivalents at end of period	$—	$9,681	$13,637	$—	$23,318

Consolidating Condensed Statement of Cash Flows

Six Months Ended

June 30, 2011

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,750)	$22,939	$(316)	$—	$11,873
Cash flows from investing activities
Capital expenditures	—	(6,968)	(654)	—	(7,622)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	803	(156)	—	647

Net cash used in investing activities	—	(15,894)	(810)	—	(16,704)

Cash flows from financing activities
Proceeds from stock option exercises	—	108	—	—	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	23	—	—	23
Excess tax benefit related to stock-based compensation	—	31	—	—	31
Payments on long-term debt agreements and capital leases	—	(13,325)	(776)	—	(14,101)
Net borrowings under revolving credit facilities	13,800	—	820	—	14,620
Payment of deferred loan fees	(541)	—	—	—	(541)
Advances to/from subsidiaries	(2,509)	3,058	(549)	—	—

Net cash provided by (used in) financing activities	10,750	(10,105)	(505)	—	140

Effect of foreign currency translation on cash balances	—	—	305	—	305

Net change in cash and cash equivalents	—	(3,060)	(1,326)	—	(4,386)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$9,527	$12,380	$—	$21,907

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

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

We are diversifying our business beyond the services we have traditionally provided to the AEC industry, and expanding into managed print services, digital color printing to the non-AEC market, and technology-based document management services. We deliver both our traditional and newer services through a nationwide network of service centers, locally-based sales executives, technical specialists, and a national/regional sales force known as Global Solutions, which is managed from our corporate offices in Walnut Creek, California. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the six months ended June 30, 2012, with the remaining 23% consisting of sales to non-AEC industries.

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

Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the three and six months ended June 30, 2012 and 2011 to reflect the exclusion of goodwill impairment charge, the amortization impact related specifically to the change in useful lives of trade names, interest rate swap related costs, the valuation allowance related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2012 and 2011. We believe these charges were the result of our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in the three and six months ended June 30, 2012 to exclude stock-based compensation expense of $0.5 million and $0.9 million, respectively. We presented adjusted EBITDA in the three and six months ended June 30, 2011 to exclude the non-cash goodwill impairment charge of $23.3 million (which was taken at the end of the second quarter), and stock-based compensation expense of $1.8 million and $3.3 million, respectively. This presentation is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Cash flows provided by operating activities	$4,455	$7,284	$16,850	$11,873
Changes in operating assets and liabilities, net of effect of business acquisitions	6,928	17,216	4,783	26,582
Non-cash expenses, including depreciation and amortization	(12,258)	(109,242)	(27,398)	(126,879)
Income tax provision	619	57,913	1,929	54,264
Interest expense, net	7,255	7,699	14,693	15,866
(Income) loss attributable to the noncontrolling interest	(178)	112	(195)	151

EBIT	6,821	(19,018)	10,662	(18,143)
Depreciation and amortization	9,866	12,166	21,521	24,652

EBITDA	16,687	(6,852)	32,183	6,509
Interest expense, net	(7,255)	(7,699)	(14,693)	(15,866)
Income tax provision	(619)	(57,913)	(1,929)	(54,264)
Depreciation and amortization	(9,866)	(12,166)	(21,521)	(24,652)

Net loss attributable to ARC	$(1,053)	$(84,630)	$(5,960)	$(88,273)

The following is a reconciliation of net loss attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net loss attributable to ARC	$(1,053)	$(84,630)	$(5,960)	$(88,273)
Interest expense, net	7,255	7,699	14,693	15,866
Income tax provision	619	57,913	1,929	54,264

EBIT	6,821	(19,018)	10,662	(18,143)
Depreciation and amortization	9,866	12,166	21,521	24,652

EBITDA	16,687	(6,852)	32,183	6,509
Goodwill impairment	—	23,335	—	23,335
Stock-based compensation	459	1,769	903	3,258

Adjusted EBITDA	$17,146	$18,252	$33,086	$33,102

The following is a reconciliation of net loss margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011(1)	2012(1)	2011
Net loss margin attributable to ARC	(1.0)%	(77.2)%	(2.8)%	(40.8)%
Interest expense, net	6.8	7.0	7.0	7.3
Income tax provision	0.6	52.8	0.9	25.1

EBIT margin	6.4	(17.4)	5.1	(8.4)
Depreciation and amortization	9.3	11.1	10.3	11.4

EBITDA margin	15.7	(6.3)	15.3	3.0
Goodwill impairment	—	21.3	—	10.8
Stock-based compensation	0.4	1.6	0.4	1.5

Adjusted EBITDA margin	16.1%	16.7%	15.8%	15.3%

(1)	Column does not foot due to rounding

The following is a reconciliation of net loss attributable to ARC to unaudited adjusted net income (loss) attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net loss attributable to ARC	$(1,053)	$(84,630)	$(5,960)	$(88,273)
Goodwill impairment	—	23,335	—	23,335
Change in trade name impact to amortization	790	2,369	3,158	4,738
Interest rate swap related costs	1,015	1,457	2,271	2,980
Income tax benefit related to above items	(694)	(6,497)	(2,049)	(7,879)
Deferred tax valuation allowance and other discrete tax items	788	64,186	3,433	63,208

Unaudited adjusted net income (loss) attributable to ARC	$846	$220	$853	$(1,891)

Actual:
Loss per share attributable to ARC shareholders:
Basic	$(0.02)	$(1.87)	$(0.13)	$(1.95)

Diluted	$(0.02)	$(1.87)	$(0.13)	$(1.95)

Weighted average common shares outstanding:
Basic	45,667	45,360	45,604	45,341
Diluted	45,667	45,360	45,604	45,341

Adjusted:
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.02	$0.00	$0.02	$(0.04)

Diluted	$0.02	$0.00	$0.02	$(0.04)

Weighted average common shares outstanding:
Basic	45,667	45,360	45,604	45,341
Diluted	45,726	45,696	45,618	45,341

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

The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended June 30,			Six Months Ended June 30,
(In thousands)	2012	2011		2012		2011
Cash flows provided by operating activities	$4,455 (1)	$7,284	(1)	$16,850	(1)	$11,873	(1)
Capital expenditures	(5,457)	(3,486)		(9,262)		(7,622)

Free Cash Flows	$(1,002)	$3,798		$7,588		$4,251

(1)	Cash flows provided by operating activities includes a $10.5 million semi-annual interest payment on the Company’s 10.5% senior notes.

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2012	2011	$	%	2012 (1)	2011	$	%
Reprographics services	$64.3	$70.5	$(6.2)	(8.8)%	$127.3	$140.5	$(13.2)	(9.4)%
Facilities management	27.5	25.6	1.9	7.4%	54.1	49.8	4.3	8.7%
Equipment and supplies sales	14.4	13.5	0.9	6.7%	28.3	25.8	2.5	9.8%

Total net sales	$106.2	$109.6	$(3.4)	(3.1)%	$209.8	$216.1	$(6.3)	(2.9)%
Gross profit	$33.8	$35.7	$(1.9)	(5.4)%	$65.6	$69.1	$(3.5)	(5.0)%
Selling, general and administrative expenses	$24.0	$26.8	$(2.8)	(10.6)%	$47.4	$54.6	$(7.2)	(13.2)%
Amortization of intangibles	$2.8	$4.7	$(1.9)	(40.6)%	$7.4	$9.5	$(2.1)	(21.8)%
Goodwill impairment	$0.0	$23.3	$(23.3)	(100.0)%	$0.0	$23.3	$(23.3)	(100.0)%
Interest expense, net	$7.3	$7.7	$(0.4)	(5.8)%	$14.7	$15.9	$(1.2)	(7.4)%
Income tax provision	$0.6	$57.9	$(57.3)	(98.9)%	$1.9	$54.3	$(52.3)	(96.4)%
Net (loss) income attributable to ARC	$(1.1)	$(84.6)	$83.6	(98.8)%	$(6.0)	$(88.3)	$82.3	(93.2)%
EBITDA	$16.7	$(6.9)	$23.5	(343.5)%	$32.2	$6.5	$25.7	394.4%
Adjusted EBITDA	$17.1	$18.3	$(1.1)	(6.1)%	$33.1	$33.1	$(0.0)	0.0%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales Three Months Ended June 30,		As Percentage of Net Sales Six Months Ended June 30,
	2012	2011	2012 (1)	2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	67.4	68.7	68.0

Gross profit	31.8	32.6	31.3	32.0
Selling, general and administrative expenses	22.6	24.5	22.6	25.3
Amortization of intangibles	2.6	4.3	3.5	4.4
Goodwill impairment	—	21.3	—	10.8

Income (loss) from operations	6.6	(17.5)	5.1	(8.5)
Interest expense, net	6.8	7.0	7.0	7.3

Loss before income tax provision	(0.2)	(24.5)	(1.8)	(15.8)
Income tax provision	0.6	52.8	0.9	25.1

Net (loss) income	(0.8)	(77.3)	(2.7)	(40.9)
(Income) loss attributable to the noncontrolling interest	(0.2)	0.1	(0.1)	0.1

Net loss attributable to ARC	(1.0)%	(77.2)%	(2.8)%	(40.8)%

(1)	Column does not foot due to rounding

Three and Six Months Ended June 30, 2012 Compared to Three and Six Months Ended June 30, 2011

Net Sales

Net sales for the three and six months ended June 30, 2012 decreased by 3.1% and 2.9%, respectively. The decrease in net sales was primarily due to the decrease of private, non-residential construction activity, as compared to periods prior to the recent recession. We also believe our AEC customers are accelerating their adoption of technology, and exerting greater central control over document production for their project teams. With the lack of significant new construction activity in 2012, it remains difficult to quantify the effect of such behavior, but we believe it could be a contributing factor to the declines we have seen in large-format black-and-white document printing.

Reprographics services. Reprographics services sales decreased $6.2 million, or 8.8%, and $13.2 million, or 9.4%, during the three and six months ended June 30, 2012, compared to the same periods in 2011, respectively.

Overall reprographics services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing. Large-format black-and-white printing revenues represented approximately 31% of reprographics services for the three and six months ended June 30, 2012, and decreased by approximately 12% and 14% compared to the same periods in 2011.

Digital color printing comprised approximately 29% of our overall reprographics services sales for the three and six months ended June 30, 2012. Net sales of digital color printing services decreased 7.5% and 6.5% for the three and six months ended June 30, 2012 compared to the same periods in 2011. We attribute this decrease, in part, to an overall decline in color printing in the AEC industry, and temporary disruptions as we expand and enhance our digital color printing sales force with new employees.

Our customers in the AEC industry prefer to receive documents in both analog (printed) and digital forms, but we have noted a growing adoption of digital services. Despite the decline in AEC activity, during the three and six months ended June 30, 2012, digital service revenue remained consistent compared to the same periods in 2011. As a percentage of overall sales, digital service revenue was approximately 9% for the three and six months ended June 30, 2012, which was consistent with the same periods in 2011.

Facilities management. On-site sales for the three and six months ended June 30, 2012, increased $1.9 million, or 7.4%, and $4.3 million, or 8.7%, respectively, as compared to the same periods in 2011. FM revenue is derived from two sources: 1) an engagement with the customer to place traditional reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as “managed print services” or MPS. In both cases, we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of onsite services locations has grown to approximately 6,400 as of June 30, 2012, an increase of more than 550 locations compared to June 30, 2011, due to growth in new MPS placements.

Equipment and supplies sales. Equipment and supplies sales for the three and six months ended June 30, 2012 increased $0.9 million, or 6.7%, and $2.5 million, or 9.8%, respectively, as compared to the same periods in 2011. The increase in equipment and supplies sales was primarily due to increased sales in UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture with Beijing-based Unisplendour. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $5.6 million and $10.5 million for the three and six months ended June 30, 2012, respectively, as compared to $3.8 million and $6.4 million for the three and six months ended June 30, 2011, respectively.

Gross Profit

During the three months ended June 30, 2012, gross profit and gross profit margin decreased to $33.8 million, or 31.8%, as compared to $35.7 million, or 32.6%, during the same period in 2011, on a sales decline of $3.4 million.

During the six months ended June 30, 2012, gross profit and gross profit margin decreased to $65.6 million, or 31.3%, as compared to $69.1 million, or 32.0%, during the same period in 2011, on a sales decline of $6.3 million.

The primary reason for the decrease in gross margins was a change in our product mix. Material costs for the three and six months ended June 30, 2012 as a percentage of sales were 100 and 170 basis points higher as compared to the same periods in 2011, primarily driven by increased lower-margin equipment and supplies sales in China and a decrease in higher-margin reprographics sales. The increase in material costs was partially offset by a decrease of 20 and 90 basis points in labor as a percentage of sales during the same time periods. The decrease in labor was primarily due to a reconfiguration of our labor force designed to address the overall decline in sales and increased demand for on-site services.

By aggressively reducing labor and overhead costs in response to the decline in overall sales, our margins remained healthy relative to our revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $2.8 million, or 10.6%, during the three months ended June 30, 2012, compared to the same period in 2011.

Selling, general and administrative expenses decreased $7.2 million, or 13.2%, during the six months ended June 30, 2012, compared to the same period in 2011.

General and administrative expenses for the three and six months ended June 30, 2012, decreased $3.5 million, or 19.5%, and $7.0 million, or 19.2% compared to the same periods in 2011. This decrease was primarily driven by the reconfiguration of our labor force to increase utilization in response to the decline in overall sales, as noted above, and a decrease in stock-based compensation due to the vesting of awards in 2011.

Sales and marketing expenses increased $0.7 million for the three months ended June 30, 2012 and decreased $0.3 million for the six months ended June 30, 2012 compared to the same periods in 2011. The $0.7 million increase was primarily due to hiring and training of new sales representatives during the latter part of the first quarter and the second quarter of 2012. During the six months ended June 30, 2012 the incremental expense of hiring the new sale representatives was offset by a reduction in sales compensation on lower sales volume.

Amortization of Intangibles

Amortization of intangibles of $2.8 million and $7.4 million for the three and six months ended June 30, 2012, respectively, decreased by $1.9 million or 40.6% and $2.1 million or 21.8% compared to same periods in 2011 primarily due to the completion of the phasing out of local trade names in April 2012 described below.

During the fourth quarter of 2010, we decided to phase out the use of our local trade names in North America over the following 18 months and revised the remaining estimated useful lives of our trade name intangible assets accordingly. Effective January 1, 2011, all divisions began using the ARC name, though some of the original brand names remained in circulation to ensure business recognition and the retention of existing customers. In April 2012, the trade names were fully transitioned to the ARC name and removed from the marketplace. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years.

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

Interest Expense, Net

Net interest expense was $7.3 million and $14.7 million during the three and six months ended June 30, 2012, respectively, compared to $7.7 and $15.9 million in the same periods in 2011. The decrease in interest expense was driven by a reduction in the average debt balance of $17.3 million from the six months ended June 30, 2011 to the six months ended June 30, 2012.

Income Taxes

We recorded an income tax provision of $0.6 million and $1.9 million in relation to pretax losses of $0.3 million and $3.8 million for the three and six months ended June 30, 2012, respectively, and an income tax provision of $57.9 million and $54.3 million in relation to pretax losses of $26.8 million and $34.2 million for the same periods in 2011.

For the three and six months ended June 30, 2012, the income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position which receives an additional valuation allowance. In 2011, the income tax provision was primarily due to the establishment of a $64.3 million valuation allowance against certain of our deferred tax assets during the three and six months ended June 30, 2011. The valuation allowance represents a non-cash tax expense in our Statement of Operations. The deferred tax assets remain available to us for use in future profitable quarters.

Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 35% of the loss of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.

Net Loss Attributable to ARC

Net loss attributable to ARC was $1.1 million and $6.0 million during the three and six months ended June 30, 2012, respectively, compared to net loss attributable to ARC of $84.6 million and $88.3 million in the same periods in 2011. The net loss attributable to ARC in 2012 is primarily due to the decrease in sales and gross margins, the impact of the income tax provision, and the impact of amortization, partially offset by the decrease in selling, general and administrative expenses, as noted above. The net loss attributable to ARC in 2011 is primarily due to the establishment of a valuation allowance and the goodwill impairment, as described above.

EBITDA

EBITDA margin increased to 15.7% and 15.3% during the three and six months ended June 30, 2012, compared to (6.3)% and 3.0% during the same periods in 2011 due to the impact of the goodwill impairment in 2011. Excluding the impact of goodwill impairment in 2011 and stock based compensation, our adjusted EBITDA margin was 16.1% and 15.8% for the three and six months ended June 30, 2012, as compared to 16.7% and 15.3% during the same periods in 2011.

Impact of Inflation

Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of June 30, 2012 was $23.3 million. Of this amount, $13.6 million was held in foreign countries. Specifically, $12.7 million was held in China and is considered a permanent investment in UDS.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2012	2011	2012	2011
Net cash provided by operating activities	$4,455	$7,284	$16,850	$11,873
Net cash used in investing activities	$(5,832)	$(3,217)	$(9,446)	$(16,704)
Net cash (used in) provided by financing activities	$(5,054)	$(5,028)	$(9,581)	$140

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall increase in cash flows from operations during the six months ended June 30, 2012 over the same period in 2011 was primarily due to the timing of payables. Days sales outstanding (“DSO”) increased from 50 days as of June 30, 2011 to 51 days as of June 30, 2012. With the slower pace of private, non-residential construction activity, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2012, it will significantly impact our cash flows from operations in the future.

Investing Activities

Net cash used in investing activities of $9.4 million for the six months ended June 30, 2012 relates to capital expenditures of $9.3 million and net cash outflows from other investing activities of $0.2 million. Cash flows from other investing activities primarily relate to the purchase of customer lists, partially offset by cash proceeds generated from the sale of fixed assets. Net cash used in investing activities for the six months ended June 30, 2011 includes a $9.7 million payment related to the termination our swap agreement.

Financing Activities

Net cash of $9.6 million used in financing activities during the six months ended June 30, 2012 primarily relates to scheduled payments under capital leases and seller notes of $8.5 million, deferred financing fee payments related to our new revolving credit facility of $0.8, and net repayments under our foreign revolving credit facility of $0.4 million.

Our cash position, working capital, and debt obligations as of June 30, 2012 and December 31, 2011 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2012	December 31, 2011
Cash and cash equivalents	$23,318	$25,437
Working capital	$44,894	$40,405
Borrowings from senior secured credit facility and Notes (1)	$196,538	$196,241
Other debt obligations	27,873	30,023

Total debt obligations	$224,411	$226,264

(1)	Notes, net of discount of $3,462 and $3,759 at June 30, 2012 and December 31, 2011, respectively.

The increase of $4.5 million in working capital in 2012 was primarily due to an increase in accounts receivable of $5.8 million. The increase in accounts receivable is due to the increase in sales in the second quarter of 2012, as compared to the fourth quarter of 2011, which are typically slower months due to the holiday season. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $23.3 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of June 30, 2012. See “Debt Obligations” section for further information related to our current credit facility.

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

2012 Credit Agreement

On January 27, 2012, we entered into a new Credit Agreement (the “2012 Credit Agreement”) and terminated the 2010 Credit Agreement. The 2012 Credit Agreement provides revolving loans in an aggregate principal amount not to exceed $50.0 million, with a Canadian sublimit of $5.0 million, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada (“Domestic Subsidiaries”) that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of June 15, 2016.

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

As of June 30, 2012, we did not have any outstanding debt under the 2012 Credit Agreement.

As of June 30, 2012, standby letters of credit aggregated to $2.8 million, which reduced our borrowing availability under the 2012 Credit Agreement to $45.7 million.

Foreign Credit Facility

In the second quarter of 2011, in conjunction with its Chinese operations, UDS entered into a revolving credit facility that expired in July 2012. The facility provided for a maximum credit amount of 8.0 million Chinese Yuan Renminbi. This translates to U.S. $1.3 million as of June 30, 2012. Draws on the facility were limited to 30 day periods and incurred a fee of 0.05% of the amount drawn and no additional interest was charged.

Capital Leases

As of June 30, 2012, we had $27.1 million of capital lease obligations outstanding, with a weighted average interest rate of 8.4% and maturities between 2012 and 2016.

Seller Notes

As of June 30, 2012, we had $0.4 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2012 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of June 30, 2012 and December 31, 2011, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations and Other Commitments

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2012, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

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

In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.

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

Given the current economic environment and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions regarding the duration of the lack of significant new construction activity in the AEC industry, or the period or strength of recovery, made for purposes of our goodwill impairment testing as of September 30, 2011, will prove to be accurate predictions of the future. If our assumptions regarding forecasted EBITDA of certain reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2012, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

During 2011 and the first six months of 2012, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred tax assets was needed. As of June 30, 2012, the valuation allowance against certain deferred tax assets was $71.5 million.

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

As of June 30, 2012, we had $224.4 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2012, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 8, 2012

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