Form 10-Q
period 2012-09-30
American Reprographics CO
filed 2012-11-08
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 3, 2012, there were 46,285,092 shares of the issuer’s common stock outstanding.

AMERICAN REPROGRAPHICS COMPANY

Form 10-Q

For the Quarter Ended September 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share amounts)	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$30,534	$25,437
Accounts receivable, net of allowances for accounts receivable of $3,050 and $3,309	57,698	54,713
Inventories, net	14,450	12,107
Prepaid expenses	4,699	3,999
Other current assets	8,080	7,541

Total current assets	115,461	103,797
Property and equipment, net of accumulated depreciation of $199,871 and $191,598	56,408	55,084
Goodwill	212,608	229,315
Other intangible assets, net	36,308	45,127
Deferred financing costs, net	4,495	4,574
Deferred income taxes	1,293	1,368
Other assets	2,196	2,092

Total assets	$428,769	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$21,335	$21,787
Accrued payroll and payroll-related expenses	9,906	7,292
Accrued expenses	26,440	19,308
Current portion of long-term debt and capital leases	13,987	15,005

Total current liabilities	71,668	63,392
Long-term debt and capital leases	210,245	211,259
Deferred income taxes	28,114	26,447
Other long-term liabilities	3,107	3,194

Total liabilities	313,134	304,292

Commitments and contingencies (Note 6)
Stockholders’ equity:
American Reprographics Company stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,285 and 46,235 shares issued and outstanding	46	46
Additional paid-in capital	101,968	99,728
Retained earnings	6,591	32,663
Accumulated other comprehensive income (loss)	437	(1,760)

Total American Reprographics Company stockholders’ equity	109,042	130,677
Noncontrolling interest	6,593	6,388

Total equity	115,635	137,065

Total liabilities and equity	$428,769	$441,357

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Reprographics services	$58,720	$65,529	$186,029	$206,011
Facilities management	27,116	25,505	81,262	75,304
Equipment and supplies sales	13,590	13,758	41,936	39,571

Total net sales	99,426	104,792	309,227	320,886
Cost of sales	70,178	70,868	214,348	217,881

Gross profit	29,248	33,924	94,879	103,005
Selling, general and administrative expenses	23,916	23,533	71,346	78,169
Amortization of intangible assets	1,846	4,654	9,244	14,119
Goodwill impairment	16,707	42,109	16,707	65,444

Loss from operations	(13,221)	(36,372)	(2,418)	(54,727)
Other income	(25)	(27)	(79)	(88)
Interest expense, net	6,982	7,743	21,675	23,609

Loss before income tax (benefit) provision	(20,178)	(44,088)	(24,014)	(78,248)
Income tax (benefit) provision	(84)	(2,392)	1,845	51,872

Net loss	(20,094)	(41,696)	(25,859)	(130,120)
(Income) loss attributable to noncontrolling interest	(18)	(61)	(213)	90

Net loss attributable to American Reprographics Company	$(20,112)	$(41,757)	$(26,072)	$(130,030)

Loss per share attributable to American Reprographics Company shareholders:
Basic	$(0.44)	$(0.92)	$(0.57)	$(2.87)

Diluted	$(0.44)	$(0.92)	$(0.57)	$(2.87)

Weighted average common shares outstanding:
Basic	45,716	45,416	45,641	45,366
Diluted	45,716	45,416	45,641	45,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net loss	$(20,094)	$(41,696)	$(25,859)	$(130,120)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax effect of $(52) and $(48) for the three and nine months ended September 30, 2012, respectively, and $79 and $19 for the three and nine months ended September 30, 2011, respectively.	270	(308)	281	275
Amortization of derivative, net of tax effect of $289 and $1,138 for the three and nine months ended September 30, 2012, respectively, and $519 and $1,633 for the three and nine months ended September 30, 2011, respectively.	486	871	1,908	2,737

Other comprehensive income, net of tax	756	563	2,189	3,012

Comprehensive loss	(19,338)	(41,133)	(23,670)	(127,108)
Comprehensive (loss) income attributable to noncontrolling interest	(9)	127	205	103

Comprehensive loss attributable to American Reprographics Company	$(19,329)	$(41,260)	$(23,875)	$(127,211)

The accompanying notes are an integral part of these condensed consolidated financial statements

AMERICAN REPROGRAPHICS COMPANY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cash flows from operating activities
Net loss	$(20,094)	$(41,696)	$(25,859)	$(130,120)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	128	329	532	746
Depreciation	7,143	7,057	21,266	22,244
Amortization of intangible assets	1,846	4,654	9,244	14,119
Amortization of deferred financing costs	276	225	812	662
Amortization of bond discount	156	140	453	407
Goodwill impairment	16,707	42,109	16,707	65,444
Stock-based compensation	554	517	1,457	3,775
Excess tax benefit related to stock-based compensation	—	—	—	(31)
Deferred income taxes	(3,797)	(5,009)	(4,301)	3,506
Deferred tax valuation allowance	3,854	1,379	6,766	65,719
Amortization of derivative, net of tax effect	486	871	1,908	2,737
Other non-cash items, net	(123)	(463)	(216)	(640)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	2,796	206	(3,331)	(8,499)
Inventory	(1,081)	1,084	(2,666)	36
Prepaid expenses and other assets	(795)	942	(1,201)	(13,105)
Accounts payable and accrued expenses	5,973	5,272	9,308	2,490

Net cash provided by operating activities	14,029	17,617	30,879	29,490

Cash flows from investing activities
Capital expenditures	(4,932)	(4,316)	(14,194)	(11,938)
Payment for swap transaction	—	—	—	(9,729)
Other	317	278	133	925

Net cash used in investing activities	(4,615)	(4,038)	(14,061)	(20,742)

Cash flows from financing activities
Proceeds from stock option exercises	—	—	79	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	8	28	31
Excess tax benefit related to stock-based compensation	—	—	—	31
Payments on long-term debt agreements and capital leases	(3,575)	(5,618)	(12,041)	(19,719)
Net borrowings (repayments) under revolving credit facilities	1,424	(3,798)	1,041	10,822
Payment of deferred financing fees	—	(127)	(839)	(668)

Net cash used in financing activities	(2,151)	(9,535)	(11,732)	(9,395)

Effect of foreign currency translation on cash balances	(47)	3	11	308

Net change in cash and cash equivalents	7,216	4,047	5,097	(339)
Cash and cash equivalents at beginning of period	23,318	21,907	25,437	26,293

Cash and cash equivalents at end of period	$30,534	$25,954	$30,534	$25,954

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$1,781	$2,023	$8,511	$7,476
Liabilities in connection with the acquisition of businesses	$—	$1,371	$—	$1,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

AMERICAN REPROGRAPHICS COMPANY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Description of Business and Basis of Presentation

American Reprographics Company (“ARC” or the “Company”) is the nation’s leading document solutions company for the architecture, engineering, and construction (“AEC”) industry. ARC is the largest company of its kind in the United States and offers managed print services, digital color printing, proprietary document management technology products and services, and conventional reprographic services. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the interim Condensed Consolidated Financial Statements and accompanying notes. The Company evaluates its estimates and assumptions on an ongoing basis and relies on historical experience and various other factors that it believes to be reasonable under the circumstances to determine such estimates. Actual results could differ from those estimates, and such differences may be material to the interim Condensed Consolidated Financial Statements.

These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2011 Form 10-K.

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

As technology continues to improve, this trend toward printing on an “as needed” basis could result in a continued decrease in printing volumes and declining revenues in the future. Failure to offset these declines in printing volumes by changing how the Company charges for its services and develops additional revenue sources could significantly affect its business and reduce its long term revenue, resulting in an adverse effect on its results of operations and financial condition.

2. Earnings per Share

The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2012, stock options for 2.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and nine months ended September 30, 2011, stock options for 2.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

Basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 were calculated using the following common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Weighted average common shares outstanding—basic	45,716	45,416	45,641	45,366
Effect of dilutive impact on equity-based compensation awards	—	—	—	—

Weighted average common shares outstanding—diluted	45,716	45,416	45,641	45,366

3. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.

At September 30, 2012, absent the fact that the Company assesses goodwill for impairment annually as of September 30, the Company determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) the Company’s underperformance relative to its plan in the third quarter of 2012 (2) the performance against plan of reporting units which previously had goodwill impairment (3) the economic environment, and (4) the continued decrease in large and small format printing at the Company’s service centers, which the Company management believes is partly due to customers’ increasing adoption of technology (refer to footnote 11 “Subsequent Events” for further information). The Company’s analysis indicated that seven of its 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million.

At September 30, 2011, the results of the Company’s analysis indicated that nine of its 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of the Company’s senior notes (resulting in a higher yield) and a decline of the Company’s stock price during the third quarter of 2011, the Company concluded that it was appropriate to increase the estimated weighted average cost of capital (“WACC”) of its reporting units as of September 30, 2011. The increase in the Company’s WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.

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

Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The changes in the carrying amount of goodwill from January 1, 2011 through September 30, 2012 are summarized as follows:

(In thousands)	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2011	$405,558	$110,799	$294,759
Additions	—	—	—
Goodwill impairment	—	65,444	(65,444)

December 31, 2011	405,558	176,243	229,315
Additions	—	—	—
Goodwill impairment	—	16,707	(16,707)

September 30, 2012	$405,558	$192,950	$212,608

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

The reporting units of the Company have been negatively impacted by the decline in commercial and residential construction, as well as the shift of customer demand from project-related printing to digital document management solutions. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment. Based on these assessments, there was no impairment in 2012.

Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The impact of this change in the nine months ended September 30, 2012 was an increase in amortization expense of approximately $3.2 million. There was no related impact for the three months ended September 30, 2012. The impact of this change in the three and nine months ended September 30, 2011 was an increase in amortization expense of approximately $2.4 million and $7.1 million, respectively. Trade names were amortized using the straight-line method. The Company retired the original trade names in April 2012.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2012 and December 31, 2011 which continue to be amortized:

	September 30, 2012			December 31, 2011
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,956	$62,248	$35,708	$97,509	$56,478	$41,031
Trade names and trademarks	20,348	19,748	600	20,320	16,231	4,089
Non-competition agreements	—	—	—	100	93	7

	$118,304	$81,996	$36,308	$117,929	$72,802	$45,127

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2012 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

(In thousands)
2012 (excluding the nine months ended September 30, 2012)	$1,793
2013	6,615
2014	5,766
2015	5,221
2016	4,521
Thereafter	12,392

$36,308

4. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.

The Company recorded an income tax benefit of $84 thousand dollars in relation to pretax loss of $20.2 million for the three months ended September 30, 2012, and an income tax provision of $1.8 million in relation to pretax loss of $24.0 million for the nine months ended September 30, 2012. For the three months ended September 30, 2012, the low income tax benefit was primarily due to an additional valuation allowance against certain deferred tax assets as a result of the pretax loss of $20.2 million, which included a stock-based goodwill impairment charge of $6.3 million that is nondeductible for U.S. income tax purposes until the stock is fully disposed of. The income tax provision of $1.8 million was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position, which results in an additional valuation allowance.

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2011, and the nine months ended September 30, 2012, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of September 30, 2012, the Company has a $75.3 million valuation allowance against certain of its deferred tax assets.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.3 million as of September 30, 2012 are considered to be more likely than not to be realized. The valuation allowance of $75.3 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $4.2 million as of September 30, 2012 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years under audit.

5. Long-Term Debt

Long-term debt consists of the following:

(In thousands)	September 30, 2012	December 31, 2011
Borrowings from foreign revolving credit facility; 0.6% interest rate at September 30, 2012 and December 31, 2011	$1,757	$713
10.5% senior notes due 2016, net of bond discount of $3,306 and $3,759	196,694	196,241
Various subordinated notes payable; weighted average interest rate of 6.0% and 6.2% at September 30, 2012 and December 31, 2011, respectively; principal and interest payable monthly through September 2014	371	1,174
Various capital leases; weighted average interest rate of 8.5% at September 30, 2012 and December 31, 2011; principal and interest payable monthly through September 2017	25,410	28,136

	224,232	226,264
Less current portion	(13,987)	(15,005)

	$210,245	$211,259

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

Events of Default. The Indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include non-payment, breach of covenants in the Indenture, cross default and acceleration of other indebtedness, failure to pay certain judgments and certain events of bankruptcy and insolvency. Generally, if an event of default occurs, the Trustee or holders of at least 25% in principal amount of the then outstanding Notes may declare the principal of and accrued but unpaid interest on all of the then-outstanding Notes to be due and payable.

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

Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to LIBOR plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75% to 1.25%, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

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

As of and during the nine months ended September 30, 2012, the Company did not have any outstanding debt under the 2012 Credit Agreement.

As of September 30, 2012, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $47.5 million. Standby letters of credit aggregating $2.9 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $44.6 million as of September 30, 2012.

Foreign Credit Facility

In the third quarter of 2012, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility that expires in August 2013. This facility provides for a maximum credit amount of 11.1 million Chinese Yuan Renminbi, which translates to U.S. $1.8 million as of September 30, 2012. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

6. Commitments and Contingencies

Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2012, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. The Company has not accrued for any liability in its Consolidated Financial Statements in connection with this matter. The Company cannot reasonably estimate the amount or range of possible loss, if any, at this time.

In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

7. Stock-Based Compensation

The Company’s 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of September 30, 2012, 2.1 million shares remain available for issuance under the Stock Plan.

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

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.6 million and $0.5 million for the three months ended September 30, 2012 and 2011, respectively.

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.5 million and $3.8 million for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, total unrecognized compensation cost related to unvested stock-based payments totaled $5.1 million and is expected to be recognized over a weighted-average period of 2.5 years.

8. Derivatives and Hedging Transactions

As of September 30, 2012, the Company was not party to any derivative or hedging transactions.

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

As of September 30, 2012, $0.4 million is deferred in Accumulated Other Comprehensive Loss (“AOCL”) and will be recognized in earnings over the remainder of the original term of the swap transaction which was scheduled to end in December 2012.

The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	(effective portion)				(ineffective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Month Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011	2012	2011	2012	2011
Location of Loss Reclassified from AOCL into Income
Interest expense	$(776)	$(1,389)	$(3,047)	$(4,369)	$—	$—	$—	$—

The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815 for the three and nine months ended September 30, 2012 and 2011:

	Amount of Loss Recognized in Income on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Derivative not designated as hedging instrument under ASC 815
Swap transaction	$—	$—	$—	$(120)
Tax effect	—	—	—	45

Swap transaction, net of tax effect	$—	$—	$—	$(75)

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the condensed consolidated financial statements as of and for the nine months ended September 30, 2012 and 2011:

	Significant Other Unobservable Inputs September 30,
	2012		2011
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure
Goodwill	$212,608	$16,707	$229,315	$65,444

In accordance with ASC 350, goodwill was written down to its implied fair value of $212.6 million and $229.3 million as of September 30, 2012 and 2011, respectively, resulting in an impairment charge of $16.7 million and $65.4 million during the nine months ended September 30, 2012 and 2011, respectively. See Note 3, “Goodwill and other intangibles resulting from business acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $10.9 million and $10.3 million as of September 30, 2012 and December 31, 2011, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012 for its Notes and its subordinated notes payable is $200.0 million and $0.4 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and its subordinated notes payable is $213.0 million and $0.3 million, respectively, as of September 30, 2012.

10. Condensed Consolidating Financial Statements

The Notes are fully and unconditionally guaranteed, on a joint and several basis, by all of the Company’s domestic subsidiaries (the “Guarantor Subsidiaries”). The Company’s foreign subsidiaries have not guaranteed the Notes (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries is 100% owned, directly or indirectly, by the Company. There are no significant restrictions on the ability of the Company to obtain funds from any of the Guarantor Subsidiaries by dividends or loans. In lieu of providing separate audited financial statements for the Guarantor Subsidiaries, condensed consolidating financial information is presented below.

The goodwill balance of guarantor subsidiaries has been decreased, and of non-guarantor subsidiaries has been increased, by $1.5 million to correct an error as of December 31, 2011.

Condensed Consolidating Balance Sheet

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$16,222	$14,312	$—	$30,534
Accounts receivable, net	—	49,024	8,674	—	57,698
Intercompany operations	295	4,785	(5,080)	—	—
Inventories, net	—	9,644	4,806	—	14,450
Prepaid expenses	14	3,085	1,600	—	4,699
Other current assets	—	5,920	2,160	—	8,080

Total current assets	309	88,680	26,472	—	115,461
Property and equipment, net	—	48,265	8,143	—	56,408
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	150,406	13,899	—	(164,305)	—
Other intangible assets, net	—	34,041	2,267	—	36,308
Deferred financing costs, net	4,495	—	—	—	4,495
Deferred income taxes	—	—	1,293	—	1,293
Other assets	—	1,870	326	—	2,196

Total assets	$155,210	$399,363	$38,501	$(164,305)	$428,769

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$17,840	$3,495	$—	$21,335
Accrued payroll and payroll-related expenses	—	9,809	97	—	9,906
Accrued expenses	6,205	15,515	4,720	—	26,440
Intercompany loans	(156,731)	154,001	2,730	—	—
Current portion of long-term debt and capital leases	—	10,764	3,223	—	13,987

Total current liabilities	(150,526)	207,929	14,265	—	71,668
Long-term debt and capital leases	196,694	11,699	1,852	—	210,245
Deferred income taxes	—	28,114	—	—	28,114
Other long-term liabilities	—	1,215	1,892	—	3,107

Total liabilities	46,168	248,957	18,009	—	313,134

Commitments and contingencies
Total equity	109,042	150,406	20,492	(164,305)	115,635

Total liabilities and equity	$155,210	$399,363	$38,501	$(164,305)	$428,769

Condensed Consolidating Balance Sheet

December 31, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,706	$13,731	$—	$25,437
Accounts receivable, net	—	49,435	5,278	—	54,713
Intercompany operations	295	4,667	(4,962)	—	—
Inventories, net	—	7,772	4,335	—	12,107
Prepaid expenses	77	3,145	777	—	3,999
Other current assets	—	6,637	904	—	7,541

Total current assets	372	83,362	20,063	—	103,797
Property and equipment, net	—	47,431	7,653	—	55,084
Goodwill	—	227,812	1,503	—	229,315
Investment in subsidiaries	154,813	14,476	—	(169,289)	—
Other intangible assets, net	—	42,625	2,502	—	45,127
Deferred financing costs, net	4,574	—	—	—	4,574
Deferred income taxes	—	—	1,368	—	1,368
Other assets	—	1,850	242	—	2,092

Total assets	$159,759	$417,556	$33,331	$(169,289)	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$113	$19,965	$1,709	$—	$21,787
Accrued payroll and payroll-related expenses	—	6,807	485	—	7,292
Accrued expenses	933	15,327	3,048	—	19,308
Intercompany loans	(168,206)	166,361	1,845	—	—
Current portion of long-term debt and capital leases	—	13,078	1,927	—	15,005

Total current liabilities	(167,160)	221,538	9,014	—	63,392
Long-term debt and capital leases	196,241	13,496	1,522	—	211,259
Deferred income taxes	—	26,447	—	—	26,447
Other long-term liabilities	—	1,262	1,932	—	3,194

Total liabilities	29,081	262,743	12,468	—	304,292

Commitments and contingencies
Total equity	130,678	154,813	20,863	(169,289)	137,065

Total liabilities and equity	$159,759	$417,556	$33,331	$(169,289)	$441,357

Condensed Consolidating Statement of Operations

Three Months Ended

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$86,714	$12,712	$—	$99,426
Cost of sales	—	59,988	10,190	—	70,178

Gross profit	—	26,726	2,522	—	29,248
Selling, general and administrative expenses	2	23,274	640	—	23,916
Amortization of intangible assets	—	1,760	86	—	1,846
Goodwill impairment	—	15,204	1,503	—	16,707

(Loss) income from operations	(2)	(13,512)	293	—	(13,221)
Other income	—	(25)	—	—	(25)
Interest expense (income), net	5,752	1,238	(8)	—	6,982

(Loss) income before equity earnings of subsidiaries and income tax (benefit) provision	(5,754)	(14,725)	301	—	(20,178)
Equity in earnings of subsidiaries	14,358	(200)	—	(14,158)	—
Income tax (benefit) provision	—	(167)	83	—	(84)

Net (loss) income	(20,112)	(14,358)	218	14,158	(20,094)
Loss attributable to noncontrolling interest	—	—	(18)	—	(18)

Net (loss) income attributable to American Reprographics Company	$(20,112)	$(14,358)	$200	$14,158	$(20,112)

Condensed Consolidating Statement of Operations

Three Months Ended

September 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$93,365	$11,427	$—	$104,792
Cost of sales	—	61,895	8,973	—	70,868

Gross profit	—	31,470	2,454	—	33,924
Selling, general and administrative expenses	—	21,513	2,020	—	23,533
Amortization of intangible assets	—	4,581	73	—	4,654
Goodwill impairment	—	42,109	—	—	42,109

Loss from operations	—	(36,733)	361	—	(36,372)
Other income	—	(27)	—	—	(27)
Interest expense (income), net	5,788	1,999	(44)	—	7,743

Loss before equity earnings of subsidiaries and income tax benefit	(5,788)	(38,705)	405	—	(44,088)
Equity in earnings of subsidiaries	36,675	(527)	—	(36,148)	—
Income tax benefit	(706)	(1,503)	(183)	—	(2,392)

Net (loss) income	(41,757)	(36,675)	588	36,148	(41,696)
Loss attributable to noncontrolling interest	—	—	(61)	—	(61)

Net (loss) income attributable to American Reprographics Company	$(41,757)	$(36,675)	$527	$36,148	$(41,757)

Condensed Consolidating Statement of Operations

Nine Months Ended

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$270,645	$38,582	$—	$309,227
Cost of sales	—	184,274	30,074	—	214,348

Gross profit	—	86,371	8,508	—	94,879
Selling, general and administrative expenses	5	66,631	4,710	—	71,346
Amortization of intangible assets	—	8,961	283	—	9,244
Goodwill impairment	—	15,204	1,503	—	16,707

(Loss) income from operations	(5)	(4,425)	2,012	—	(2,418)
Other income	—	(79)	—	—	(79)
Interest expense (income), net	17,219	4,514	(58)	—	21,675

(Loss) income before equity earnings of subsidiaries and income tax provision	(17,224)	(8,860)	2,070	—	(24,014)
Equity in earnings of subsidiaries	8,848	(1,527)	—	(7,321)	—
Income tax provision	—	1,515	330	—	1,845

Net (loss) income	(26,072)	(8,848)	1,740	7,321	(25,859)
Loss attributable to noncontrolling interest	—	—	(213)	—	(213)

Net (loss) income attributable to American Reprographics Company	$(26,072)	$(8,848)	$1,527	$7,321	$(26,072)

Condensed Consolidating Statement of Operations

Nine Months Ended

September 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$290,461	$30,425	$—	$320,886
Cost of sales	—	193,825	24,056	—	217,881

Gross profit	—	96,636	6,369	—	103,005
Selling, general and administrative expenses	—	72,086	6,083	—	78,169
Amortization of intangible assets	—	13,914	205	—	14,119
Goodwill impairment	—	65,444	—	—	65,444

Loss from operations	—	(54,808)	81	—	(54,727)
Other income	—	(88)	—	—	(88)
Interest expense (income), net	17,130	6,555	(76)	—	23,609

Loss before equity earnings of subsidiaries and income tax provision	(17,130)	(61,275)	157	—	(78,248)
Equity in earnings of subsidiaries	112,900	917	—	(113,817)	—
Income tax provision	—	50,708	1,164	—	51,872

Net (loss) income	(130,030)	(112,900)	(1,007)	113,817	(130,120)
Loss attributable to noncontrolling interest	—	—	90	—	90

Net (loss) income attributable to American Reprographics Company	$(130,030)	$(112,900)	$(917)	$113,817	$(130,030)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(20,112)	$(14,358)	$218	$14,158	$(20,094)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	270	—	270
Amortization of derivative, net of tax	—	486	—	—	486

Other comprehensive income, net of tax	—	486	270	—	756

Comprehensive (loss) income	(20,112)	(13,872)	488	14,158	(19,338)
Comprehensive income attributable to noncontrolling interest	—	—	(9)	—	(9)

Comprehensive (loss) income attributable to American Reprographics Company	$(20,112)	$(13,872)	$497	$14,158	$(19,329)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

September 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(41,757)	$(36,675)	$588	$36,148	$(41,696)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	(308)	—	(308)
Amortization of derivative, net of tax	—	871	—	—	871

Other comprehensive income, net of tax	—	871	(308)	—	563

Comprehensive (loss) income	(41,757)	(35,804)	280	36,148	(41,133)
Comprehensive loss attributable to noncontrolling interest	—	—	127	—	127

Comprehensive (loss) income attributable to American Reprographics Company	$(41,757)	$(35,804)	$153	$36,148	$(41,260)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(26,072)	$(8,848)	$1,740	$7,321	$(25,859)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	281	—	281
Amortization of derivative, net of tax	—	1,908	—	—	1,908

Other comprehensive income, net of tax	—	1,908	281	—	2,189

Comprehensive (loss) income	(26,072)	(6,940)	2,021	7,321	(23,670)
Comprehensive income attributable to noncontrolling interest	—	—	205	—	205

Comprehensive (loss) income attributable to American Reprographics Company	$(26,072)	$(6,940)	$1,816	$7,321	$(23,875)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Nine Months Ended

September 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(130,030)	$(112,900)	$(1,007)	$113,817	$(130,120)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	275	—	275
Amortization of derivative, net of tax	—	2,737	—	—	2,737

Other comprehensive income, net of tax	—	2,737	275	—	3,012

Comprehensive (loss) income	(130,030)	(110,163)	(732)	113,817	(127,108)
Comprehensive loss attributable to noncontrolling interest	—	—	103	—	103

Comprehensive (loss) income attributable to American Reprographics Company	$(130,030)	$(110,163)	$(835)	$113,817	$(127,211)

Condensed Consolidating Statement of Cash Flows

Three Months Ended

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(54)	$13,893	$190	$—	$14,029
Cash flows from investing activities
Capital expenditures	—	(4,588)	(344)	—	(4,932)
Other	—	350	(33)	—	317

Net cash used in investing activities	—	(4,238)	(377)	—	(4,615)

Cash flows from financing activities
Payments on long-term debt agreements and capital leases	—	(3,125)	(450)	—	(3,575)
Net borrowings under revolving credit facilities	—	—	1,424	—	1,424
Payment of deferred financing fees	—	—	—	—	—
Advances to/from subsidiaries	54	11	(65)	—	—

Net cash provided by (used in) financing activities	54	(3,114)	909	—	(2,151)

Effect of foreign currency translation on cash balances	—	—	(47)	—	(47)

Net change in cash and cash equivalents	—	6,541	675	—	7,216
Cash and cash equivalents at beginning of period	—	9,681	13,637	—	23,318

Cash and cash equivalents at end of period	$—	$16,222	$14,312	$—	$30,534

Condensed Consolidating Statement of Cash Flows

Three Months Ended

September 30, 2011

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(131)	$18,316	$(568)	$—	$17,617
Cash flows from investing activities
Capital expenditures	—	(3,798)	(518)	—	(4,316)
Payment for swap transaction	—	—	—	—	—
Other	—	251	27	—	278

Net cash used in investing activities	—	(3,547)	(491)	—	(4,038)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	8	—	—	8
Payments on long-term debt agreements and capital leases	—	(5,393)	(225)	—	(5,618)
Net (repayments) borrowings under revolving credit facility	(4,000)	—	202	—	(3,798)
Payment of deferred financing fees	(127)	—	—	—	(127)
Advances to/from subsidiaries	4,258	(4,580)	322	—	—

Net cash provided by (used in) financing activities	131	(9,965)	299	—	(9,535)

Effect of foreign currency translation on cash balances	—	—	3	—	3

Net change in cash and cash equivalents	—	4,804	(757)	—	4,047
Cash and cash equivalents at beginning of period	—	9,527	12,380	—	21,907

Cash and cash equivalents at end of period	$—	$14,331	$11,623	$—	$25,954

Condensed Consolidating Statement of Cash Flows

Nine Months Ended

September 30, 2012

(Unaudited)

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,636)	$40,281	$1,234	$—	$30,879
Cash flows from investing activities
Capital expenditures	—	(12,997)	(1,197)	—	(14,194)
Other	—	233	(100)	—	133

Net cash used in investing activities	—	(12,764)	(1,297)	—	(14,061)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	28	—	—	28
Payments on long-term debt agreements and capital leases	—	(10,866)	(1,175)	—	(12,041)
Net borrowings under revolving credit facilities	—	—	1,041	—	1,041
Payment of deferred financing fees	(839)	—	—	—	(839)
Advances to/from subsidiaries	11,475	(12,242)	767	—	—

Net cash provided by (used in) financing activities	10,636	(23,001)	633	—	(11,732)

Effect of foreign currency translation on cash balances	—	—	11	—	11

Net change in cash and cash equivalents	—	4,516	581	—	5,097
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437

Cash and cash equivalents at end of period	$—	$16,222	$14,312	$—	$30,534

Consolidating Condensed Statement of Cash Flows

Nine Months Ended

September 30, 2011

(In thousands)	American Reprographics Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,881)	$41,255	$(884)	$—	$29,490
Cash flows from investing activities
Capital expenditures	—	(10,766)	(1,172)	—	(11,938)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	1,054	(129)	—	925

Net cash used in investing activities	—	(19,441)	(1,301)	—	(20,742)

Cash flows from financing activities
Proceeds from stock option exercises	—	108	—	—	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	31	—	—	31
Excess tax benefit related to stock-based compensation	—	31	—	—	31
Payments on long-term debt agreements and capital leases	—	(18,718)	(1,001)	—	(19,719)
Net borrowings under revolving credit facilities	9,800	—	1,022	—	10,822
Payment of deferred loan fees	(668)	—	—	—	(668)
Advances to/from subsidiaries	1,749	(1,522)	(227)	—	—

Net cash provided by (used in) financing activities	10,881	(20,070)	(206)	—	(9,395)

Effect of foreign currency translation on cash balances	—	—	308	—	308

Net change in cash and cash equivalents	—	1,744	(2,083)	—	(339)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$14,331	$11,623	$—	$25,954

11. Subsequent Events

Management believes customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their document and printing needs. Therefore, the Company’s revenue in large and small format printing at its service centers continues to decline. As a result, the Company initiated a restructuring plan in October of 2012. Barring any additional changes that may result from the Company’s ongoing analysis, the restructuring plan includes the closure of 27 of the Company’s service centers, which represents over 10% of the Company’s total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount in and middle management associated with its service center locations, streamlined the upper management team, and allocated more resources into growing sales categories such as managed print services and digital services. The restructuring plan provides for a headcount reduction of approximately 300 full-time employees, which represents approximately 10% of the Company’s total workforce.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarters ended March 31, 2012 and June 30, 2012.

Business Summary

ARC provides specialized document solutions to businesses of all types, and is the leading document solutions company for the non-residential segment of the architecture, engineering and construction (“AEC”) industry. ARC is the largest company of its kind in the United States and offers managed print services, digital color printing, proprietary document management technology products and services as well as conventional reprographic services.

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

Facilities Management sales are primarily composed of services executed at the customer’s location (“on-site” services) where we provide document production equipment and sometimes staff in our customers’ offices. These services include both (i) reprographics services or facilities management (“FM”), as well as (ii) managed print services (“MPS”). Under an MPS contract, we supply, maintain and manage a customer’s entire print network, including office printing equipment, on an outsourced basis. In each case, ARC assumes all costs related to print, and issues a single invoice to its customers based on a contracted cost-per-printed page rate.

Equipment and Supplies sales involve the resale of printing and imaging equipment from a wide variety of suppliers.

We are diversifying our business beyond the services we have traditionally provided to the AEC industry, and we are expanding into managed print services, digital color printing to the non-AEC market, and technology-based document management services. We deliver both our traditional and newer services through a nationwide network of service centers, locally-based sales executives, technical specialists, and a national/regional sales force known as Global Solutions, which is managed from our corporate offices in Walnut Creek, California. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 75% of our net sales for the nine months ended September 30, 2012, with the remaining 25% consisting of sales to non-AEC industries.

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

During the recent past we have seen customers increasingly adopt technology to manage construction documents and print fewer documents as a result. We believe this trend will continue in future periods, and therefore we initiated a restructuring plan in October of 2012 in order to position the Company to better serve the evolving document management needs of our customers to digital document management solutions, and away from traditional project-related printing. As part of the restructuring plan, we reduced headcount in our service centers and middle management, streamlined the upper management team, and allocated more resources into growing sales categories such as managed print services, and digital services.

Barring any additional changes that may result from the Company’s ongoing analysis, our restructuring plan includes the closure of 27 of our service centers, which represents over 10% of our total number of service center locations. In addition, the restructuring plan provides for a headcount reduction of approximately 300 full-time employees, which represents approximately 10% of our total workforce. We are still assessing the anticipated impact of the restructuring charges on the Company’s results for the fourth quarter of 2012. We believe that the implementation of the restructuring plan will lead to margin expansion in future periods.

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

Specifically, we have presented adjusted net (loss) income attributable to ARC and adjusted (loss) earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2012 and 2011 to reflect the exclusion of goodwill impairment charge, the amortization impact related specifically to the change in useful lives of trade names, interest rate swap related costs, the valuation allowance related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2012 and 2011. We believe these charges were the result of our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in the three and nine months ended September 30, 2012 to exclude the non-cash goodwill impairment charge of $16.7 million and stock-based compensation expense of $0.6 million and $1.5 million, respectively. We presented adjusted EBITDA in the three and nine months ended September 30, 2011 to exclude the non-cash goodwill impairment charge of $42.1 million and $65.4 million, respectively, and stock-based compensation expense of $0.5 million and $3.8 million, respectively. This presentation is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss attributable to ARC:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cash flows provided by operating activities	$14,029	$17,617	$30,879	$29,490
Changes in operating assets and liabilities, net of effect of business acquisitions	(6,893)	(7,504)	(2,110)	19,078
Non-cash expenses, including depreciation and amortization	(27,230)	(51,809)	(54,628)	(178,688)
Income tax (benefit) provision	(84)	(2,392)	1,845	51,872
Interest expense, net	6,982	7,743	21,675	23,609
(Income) loss attributable to the noncontrolling interest	(18)	(61)	(213)	90

EBIT	(13,214)	(36,406)	(2,552)	(54,549)
Depreciation and amortization	8,989	11,711	30,510	36,363

EBITDA	(4,225)	(24,695)	27,958	(18,186)
Interest expense, net	(6,982)	(7,743)	(21,675)	(23,609)
Income tax benefit (provision)	84	2,392	(1,845)	(51,872)
Depreciation and amortization	(8,989)	(11,711)	(30,510)	(36,363)

Net loss attributable to ARC	$(20,112)	$(41,757)	$(26,072)	$(130,030)

The following is a reconciliation of net loss attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net loss attributable to ARC	$(20,112)	$(41,757)	$(26,072)	$(130,030)
Interest expense, net	6,982	7,743	21,675	23,609
Income tax (benefit) provision	(84)	(2,392)	1,845	51,872

EBIT	(13,214)	(36,406)	(2,552)	(54,549)
Depreciation and amortization	8,989	11,711	30,510	36,363

EBITDA	(4,225)	(24,695)	27,958	(18,186)
Goodwill impairment	16,707	42,109	16,707	65,444
Stock-based compensation	554	517	1,457	3,775

Adjusted EBITDA	$13,036	$17,931	$46,122	$51,033

The following is a reconciliation of net loss margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012(1)	2011(1)	2012(1)	2011(1)
Net loss margin attributable to ARC	(20.2)%	(39.8)%	(8.4)%	(40.5)%
Interest expense, net	7.0	7.4	7.0	7.4
Income tax (benefit) provision	(0.1)	(2.3)	0.6	16.2

EBIT margin	(13.3)	(34.7)	(0.8)	(17.0)
Depreciation and amortization	9.0	11.2	9.9	11.3

EBITDA margin	(4.2)	(23.6)	9.0	(5.7)
Goodwill impairment	16.8	40.2	5.4	20.4
Stock-based compensation	0.6	0.5	0.5	1.2

Adjusted EBITDA margin	13.1%	17.1%	14.9%	15.9%

(1)	Column does not foot due to rounding

The following is a reconciliation of net loss attributable to ARC to unaudited adjusted net income (loss) attributable to ARC:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2012	2011	2012	2011
Net loss attributable to ARC	$(20,112)	$(41,757)	$(26,072)	$(130,030)
Goodwill impairment	16,707	42,109	16,707	65,444
Change in trade name impact to amortization	—	2,368	3,158	7,106
Interest rate swap related costs	776	1,389	3,047	4,369
Income tax benefit related to above items	(4,230)	(6,866)	(6,279)	(14,745)
Deferred tax valuation allowance and other discrete tax items	5,142	3,832	8,575	67,040

Unaudited adjusted net (loss) income attributable to ARC	$(1,717)	$1,075	$(864)	$(816)

Actual:
Loss per share attributable to ARC shareholders:
Basic	$(0.44)	$(0.92)	$(0.57)	$(2.87)

Diluted	$(0.44)	$(0.92)	$(0.57)	$(2.87)

Weighted average common shares outstanding:
Basic	45,716	45,416	45,641	45,366
Diluted	45,716	45,416	45,641	45,366
Adjusted:
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(0.04)	$0.02	$(0.02)	$(0.02)

Diluted	$(0.04)	$0.02	$(0.02)	$(0.02)

Weighted average common shares outstanding:
Basic	45,716	45,416	45,641	45,366
Diluted	45,716	45,448	45,641	45,366

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

The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Cash flows provided by operating activities	$14,029	$17,617	$30,879	$29,490
Capital expenditures	(4,932)	(4,316)	(14,194)	(11,938)

Free Cash Flows	$9,097	$13,301	$16,685	$17,552

Cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 includes a $10.5 million semi-annual interest payment on the Company’s 10.5% senior notes.

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2012	2011	$	%	2012	2011	$ (1)%
Reprographics services	$58.7	$65.5	$(6.8)	(10.4)%	$186.0	$206.0	$(20.0)	(9.7)%
Facilities management	27.1	25.5	1.6	6.3%	81.3	75.3	6.0	7.9%
Equipment and supplies sales	13.6	13.8	(0.2)	(1.2)%	41.9	39.6	2.4	6.0%

Total net sales	$99.4	$104.8	$(5.4)	(5.1)%	$309.2	$320.9	$(11.7)	(3.6)%
Gross profit	$29.2	$33.9	$(4.7)	(13.8)%	$94.9	$103.0	$(8.1)	(7.9)%
Selling, general and administrative expenses	$23.9	$23.5	$0.4	1.6%	$71.3	$78.2	$(6.8)	(8.7)%
Amortization of intangibles	$1.8	$4.7	$(2.8)	(60.3)%	$9.2	$14.1	$(4.9)	(34.5)%
Goodwill impairment	$16.7	$42.1	$(25.4)	(60.3)%	$16.7	$65.4	$(48.7)	(74.5)%
Interest expense, net	$7.0	$7.7	$(0.8)	(9.8)%	$21.7	$23.6	$(1.9)	(8.2)%
Income tax (benefit) provision	$(0.1)	$(2.4)	$2.3	(96.5)%	$1.8	$51.9	$(50.0)	(96.4)%
Net loss attributable to ARC	$(20.1)	$(41.8)	$21.6	(51.8)%	$(26.1)	$(130.0)	$104.0	(79.9)%
EBITDA	$(4.2)	$(24.7)	$20.5	(82.9)%	$28.0	$(18.2)	$46.1	(253.7)%
Adjusted EBITDA	$13.0	$17.9	$(4.9)	(27.3)%	$46.1	$51.0	$(4.9)	(9.6)%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales Three Months Ended September 30,		As Percentage of Net Sales Nine Months Ended September 30,
	2012 (1)	2011 (1)	2012 (1)	2011 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	67.6	69.3	67.9

Gross profit	29.4	32.4	30.7	32.1
Selling, general and administrative expenses	24.1	22.5	23.1	24.4
Amortization of intangibles	1.9	4.4	3.0	4.4
Goodwill impairment	16.8	40.2	5.4	20.4

Loss from operations	(13.3)	(34.7)	(0.8)	(17.1)
Interest expense, net	7.0	7.4	7.0	7.4

Loss before income tax (benefit) provision	(20.3)	(42.1)	(7.8)	(24.4)
Income tax (benefit) provision	(0.1)	(2.3)	0.6	16.2

Net loss	(20.2)	(39.8)	(8.4)	(40.6)
Income attributable to the noncontrolling interest	—	(0.1)	(0.1)	—

Net loss attributable to ARC	(20.2)%	(39.8)%	(8.4)%	(40.5)%

EBITDA	(4.2)%	(23.6)%	9.0%	(5.7)%
Adjusted EBITDA	13.1%	17.1%	14.9%	15.9%

(1)	Column does not foot due to rounding

Three and Nine Months Ended September 30, 2012 Compared to Three and Nine Months Ended September 30, 2011

Net Sales

Net sales for the three and nine months ended September 30, 2012 decreased by 5.1% and 3.6%, respectively. The decrease in net sales was due to a combination of (1) the decrease of private, non-residential construction activity, as compared to periods prior to the recent recession, and (2) our AEC customers are accelerating their adoption of technology and exerting greater central control over document production for their project teams

Reprographics services. Reprographics services sales decreased $6.8 million, or 10.4%, and $20.0 million, or 9.7%, during the three and nine months ended September 30, 2012, compared to the same periods in 2011, respectively.

Overall reprographics services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing. Large-format black-and-white printing revenues represented approximately 31% of reprographics services for the three and nine months ended September 30, 2012, and decreased by approximately 15% compared to the same periods in 2011.

Digital color printing comprised approximately 31% and 29% of our overall reprographics services sales for the three and nine months ended September 30, 2012, respectively. Net sales of digital color printing services decreased approximately 3.0% and approximately 5.0% for the three and nine months ended September 30, 2012 compared to the same periods in 2011. We attribute this decrease, in part, to an overall decline in color printing in the AEC industry, and temporary disruptions as we expand and enhance our digital color printing operations and sales force.

Our customers in the AEC industry prefer to receive documents in both analog (printed) and digital forms, but we have noted a growing adoption of digital services. Despite the decline in AEC activity, during the three and nine months ended September 30, 2012, digital service revenue remained consistent as compared to the same periods in 2011. As a percentage of overall sales, digital service revenue was approximately 9% for the three and nine months ended September 30, 2012, which was consistent with the same periods in 2011.

Facilities management. On-site sales for the three and nine months ended September 30, 2012, increased $1.6 million, or 6.3%, and $6.0 million, or 7.9%, respectively, as compared to the same periods in 2011. FM revenue is derived from two sources: (1) an engagement with the customer to place reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and (2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as “managed print services” or “MPS.” In both cases, we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of onsite services locations has grown to approximately 6,700 as of September 30, 2012, an increase of more than 800 locations compared to September 30, 2011, due to growth in new MPS placements. We believe this is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. Our intention is to continue the expansion of our on-site service offering through our regional sales force and through Global Services, our national accounts group.

Equipment and supplies sales. Equipment and supplies sales for the three months ended September 30, 2012 decreased $0.2 million, or 1.2%, as compared to the same period in 2011. Equipment and supplies sales for the nine months ended September 30, 2012 increased $2.4 million, or 6.0%, as compared to the same period in 2011. For the three months ended September 30, 2012, the decrease in equipment and supplies sales was driven by a slight decline in equipment and supplies sales in our US operations compared to the same period in 2011. For the nine months ended September 30, 2012 the increase in equipment and supplies sales was primarily due to increased sales in UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture with Beijing-based Unisplendour. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an on-site services or FM arrangement. Chinese operations had sales of equipment and supplies of $5.3 million and $16.2 million for the three and nine months ended September 30, 2012, respectively, as compared to $5.3 million and $12.2 million for the three and nine months ended September 30, 2011, respectively.

Gross Profit

During the three months ended September 30, 2012, gross profit and gross profit margin decreased to $29.2 million, or 29.4%, as compared to $33.9 million, or 32.4%, during the same period in 2011, on a sales decline of $5.4 million.

During the nine months ended September 30, 2012, gross profit and gross profit margin decreased to $94.9 million, or 30.7%, as compared to $103.0 million, or 32.1%, during the same period in 2011, on a sales decline of $11.7 million.

The primary reason for the decrease in gross margins was a decline in sales of traditional reprographics. As a result, material costs as a percentage of consolidated sales for the three and nine months ended September 30, 2012 were 150 and 160 basis points higher as compared to the same periods in 2011.With the decrease in higher-margin reprographics sales, lower-margin equipment and supplies sales in China became a greater portion of consolidated sales. For the three months ended September 30, 2012, an additional contributor to the decrease in gross margins was an increase of 80 basis points in labor as a percentage of sales compared to the same period in 2011. The increase in labor as a percentage of sales was due to the continuing decline in traditional reprographics services sales leading to decreased utilization at our service centers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $0.4 million, or 1.6%, during the three months ended September 30, 2012, compared to the same period in 2011.

Selling, general and administrative expenses decreased $6.8 million, or 8.7%, during the nine months ended September 30, 2012, compared to the same period in 2011.

General and administrative expenses for the three and nine months ended September 30, 2012, decreased $1.6 million, or 10.5%, and $8.6 million, or 16.6% compared to the same periods in 2011. This decrease was primarily driven by the reconfiguration of our labor force to increase utilization in response to the decline in overall sales, and a decrease in stock-based compensation due to the vesting of awards in 2011.

Selling expenses increased $2.0 million and $1.8 million for the three and nine months ended September 30, 2012, respectively, compared to the same periods in 2011. The increases were primarily due to the hiring and training of new sales personnel to support our new sales initiatives, such as color sales and our MPS offering.

Amortization of Intangibles

Amortization of intangibles of $1.8 million and $9.2 million for the three and nine months ended September 30, 2012, respectively, decreased by $2.8 million or 60.3% and $4.9 million or 34.5% compared to same periods in 2011 primarily due to the completion of the phasing out of local trade names in April 2012 described below.

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

At September 30, 2012, we performed our annual goodwill impairment analysis, which indicated that seven of our 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million.

At September 30, 2011, our annual goodwill impairment analysis indicated that nine of our 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million.

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

Interest Expense, Net

Net interest expense was $7.0 million and $21.7 million during the three and nine months ended September 30, 2012, respectively, compared to $7.7 and $23.6 million in the same periods in 2011. The decrease in interest expense was driven by a reduction in the average debt balance of $13.9 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 and a reduction in interest expense reclassified from accumulated other comprehensive income resulting from a previously terminated interest rate swap agreement (refer to Note 8 “Derivatives and Hedging Transactions” for further information).

Income Taxes

We recorded an income tax benefit of $84 thousand in relation to pretax loss of $20.2 million for the three months ended September 30, 2012, and an income tax provision of $1.8 million in relation to pretax loss of $24.0 million for the nine months ended September 30, 2012. We recorded an income tax benefit of $2.4 million in relation to a pretax loss of $44.1 million, and an income tax provision of $51.9 million in relation to a pretax loss of $78.2 million for the three and nine months ended September 30, 2011, respectively.

For the three months ended September 30, 2012, the low income tax benefit was primarily due to an additional valuation allowance against certain deferred tax assets as a result of the pretax loss of $20.2 million, which included a stock-based goodwill impairment charge of $6.3 million that is nondeductible for U.S. income tax purposes until the stock is fully disposed of. For the nine months ended September 30, 2012, the income tax provision of $1.8 million was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position which results in an additional valuation allowance.

For the three months ended September 30, 2011, the low income tax benefit was primarily due to the impact of a stock basis goodwill impairment charge of $27.1 million, which is nondeductible for U.S. income tax purposes until the stock is disposed of, as well as an additional valuation allowance of $1.4 million recorded against certain deferred tax assets recognized in the same period. For the nine months ended September 30, 2011, the income tax provision of $51.9 million is primarily due to the establishment of a $65.7 million non-cash valuation allowance against certain of our deferred tax assets. The deferred tax assets remain available to us for use in future profitable quarters.

Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 35% of the loss of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.

Net Loss Attributable to ARC

Net loss attributable to ARC was $20.1 million and $26.1 million during the three and nine months ended September 30, 2012, respectively, compared to net loss attributable to ARC of $41.8 million and $130.0 million in the same periods in 2011. The net loss attributable to ARC in 2012 is primarily due to the decrease in sales and gross margins and the goodwill impairment charge, partially offset by the decrease in selling, general and administrative expenses, as noted above. The net loss attributable to ARC in 2011 is primarily due to the establishment of a valuation allowance and the goodwill impairment charges, as described above.

EBITDA

EBITDA margin increased to (4.2)% and 9.0% during the three and nine months ended September 30, 2012, compared to (23.6)% and (5.7) % during the same periods in 2011 due to the impact of the goodwill impairment in 2012 and 2011. Excluding the impact of goodwill impairment and stock based compensation, our adjusted EBITDA margin was 13.1% and 14.9% for the three and nine months ended September 30, 2012, as compared to 17.1% and 15.9% during the same periods in 2011. The decrease in our adjusted EBITDA margins in 2012 is primarily due to the decrease in gross profit margins noted above.

Impact of Inflation

Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our historical uses of cash have been for acquisitions of reprographics businesses, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of September 30, 2012 was $30.5 million. Of this amount, $14.3 million was held in foreign countries. Specifically, $12.5 million was held in China and is considered a permanent investment in UDS.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2012	2011	2012	2011
Net cash provided by operating activities	$14,029	$17,617	$30,879	$29,490
Net cash used in investing activities	$(4,615)	$(4,038)	$(14,061)	$(20,742)
Net cash used in financing activities	$(2,151)	$(9,535)	$(11,732)	$(9,395)

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall increase in cash flows from operations during the nine months ended September 30, 2012 over the same period in 2011 was primarily due to the timing of trade payables and payroll, partially offset by our 2012 decline in operating results and an increase in inventory. The increase in inventory was primarily due to a build-up of inventory in our Chinese operations, as the fourth quarter is seasonally their strongest quarter. Days sales outstanding (“DSO”) remained consistent at 52 days as of September 30, 2012 compared to 52 days as of September 30, 2011. With the absence of significant growth in the construction industry, we will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2012 and into 2013, it will significantly impact our cash flows from operations in future periods.

Investing Activities

Net cash used in investing activities of $14.1 million for the nine months ended September 30, 2012 relates to capital expenditures of $14.2 million and net cash inflows from other investing activities of $0.1 million. Cash flows from other investing activities primarily relate cash proceeds generated from the sale of fixed assets, partially offset by the purchase of customer lists. Net cash used in investing activities for the nine months ended September 30, 2011 includes a $9.7 million payment related to the termination our swap agreement.

Financing Activities

Net cash of $11.7 million used in financing activities during the nine months ended September 30, 2012 primarily relates to scheduled payments under capital leases and seller notes of $12.0 million, deferred financing fee payments related to our new revolving credit facility of $0.8, and net borrowings under our foreign revolving credit facility of $1.0 million.

Our cash position, working capital, and debt obligations as of September 30, 2012 and December 31, 2011 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2012	December 31, 2011
Cash and cash equivalents	$30,534	$25,437
Working capital	$43,793	$40,405
Borrowings from senior secured credit facility and Notes (1)	$196,694	$196,241
Other debt obligations	27,538	30,023

Total debt obligations	$224,232	$226,264

(1)	Notes, net of discount of $3,306 and $3,759 at September 30, 2012 and December 31, 2011, respectively.

The increase of $3.4 million in working capital in 2012 was primarily due to an increase in cash of $5.1 million, an increase in accounts receivable of $3.0 million, and a $2.3 million increase in inventory. The increase was partially offset by an increase in accrued expenses of $7.1 million. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $30.5 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of September 30, 2012. See “Debt Obligations” section for further information related to our current credit facility.

We generate the majority of our revenue from sales of products and services provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors and business practices that influence the AEC industry, such as non-residential construction spending and the adoption of technology to manage construction documents. The effects of the current economic downturn in the United States have resulted in a downturn in construction spending in the AEC industry, which have affected our operating results. During the recent past we have also seen customers increasingly adopt technology to manage construction documents and print fewer documents as a result. The current diminished liquidity and credit availability in financial markets and the general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe the credit constraints in the financial markets are resulting in a decrease in, or cancellation of, existing business, could limit new business, and could negatively impact our ability to collect our accounts receivable on a timely basis. We are unable to predict the duration and severity of the current economic downturn or its effects on our business and results of operations, but the consequences may be materially adverse and more severe than other recent economic slowdowns.

We may buy our own bonds or equity securities from time to time in the open market or in private transactions. While we have not been actively seeking growth through acquisition during the current economic and industry downturn, the executive team continues to selectively evaluate potential acquisitions.

Debt Obligations

10.5% Senior Notes due 2016

On December 1, 2010, we completed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”).

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

Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the LIBOR plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75% to 1.25% percent, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

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

As of and during the nine months ended September 30, 2012, we did not have any outstanding debt under the 2012 Credit Agreement.

As of September 30, 2012, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $47.5 million. Standby letters of credit aggregating $2.9 million reduced our borrowing availability under the 2012 Credit Agreement to $44.6 million as of September 30, 2012.

Foreign Credit Facility

In the third quarter of 2012, UDS, ARC’s Chinese operations, entered into a one-year revolving credit facility. The facility provides for a maximum credit amount of 11.1 million Chinese Yuan Renminbi, which translates to U.S. $1.8 million as of September 30, 2012. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

Capital Leases

As of September 30, 2012, we had $25.4 million of capital lease obligations outstanding, with a weighted average interest rate of 8.5% and maturities between 2012 and 2017.

Seller Notes

As of September 30, 2012, we had $0.4 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2013 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2012, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded, and earnout obligations of $0.3 million through 2014 consummated subsequent to the adoption of ASC 805. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through October 21, 2010, filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that we violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. We have not accrued for any liability in our Consolidated Financial Statements in connection with this matter. We cannot reasonably estimate the amount or range of possible loss, if any, at this time.

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

At September 30, 2012, absent the fact that we assess goodwill for impairment annually as of September 30, we determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) our underperformance relative to our plan in the third quarter of 2012 (2) the performance against plan of reporting units which previously had goodwill impairment (3) the economic environment, and (4) the continued decrease in large and small format printing at our service centers, which our management believes is partly due to customers’ increasing adoption of technology. Our analysis indicated that seven of our 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million.

At September 30, 2011, our annual goodwill impairment analysis indicated that nine of our 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment as of September 30, 2011. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of our Notes (resulting in a higher yield) and a decline of our stock price during the third quarter of 2011, we concluded that it was appropriate to increase the estimated weighted average cost of capital (WACC) of our reporting units as of September 30, 2011. The increase in our WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.

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

We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The estimated fair value of our reporting units were based upon a projected EBITDA margin, which was anticipated to have a slight increase from 2012 to 2013, followed by year over year increases of approximately 150 to 200 basis points in 2014 through 2016, with stabilization expected in 2017. These projections are driven, in part, by anticipated industry growth rates, anticipated GDP growth rates, customer composition and historical performance. These cash flows were discounted using a weighted average cost of capital ranging from 13% to 15%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.

The results of step one of the goodwill impairment test, as of September 30, 2012, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	11	$—
Reporting units failing step one that continue to carry a goodwill balance	5	24,094
Fair value of reporting unit exceeds its carrying value by 11%—20%	2	28,196
Fair value of reporting unit exceeds its carrying value by 20%—40%	4	91,180
Fair value of reporting unit exceeds its carrying value by more than 40%	5	69,138

	27	$212,608

Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2012 and beyond, assuming all other assumptions remain constant, no additional reporting units would proceed to step two of the analysis, although the change would result in an additional impairment charge of approximately $2.3 million.

Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no additional reporting units proceeding to step two of the analysis, although the change would result in a further impairment of approximately $2.0 million.

Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the impact on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

During 2011 and the nine months of 2012, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred tax assets was needed. As of September 30, 2012, the valuation allowance against certain deferred tax assets was $75.3 million.

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

As of September 30, 2012, we had $224.2 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2012, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 8, 2012

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