Form 10-K
period 2012-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2013-03-13
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-32407

ARC DOCUMENT SOLUTIONS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the closing price of $5.03 of the registrant’s Common Stock on the New York Stock Exchange on June 29, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $191,552,193.

As of March 1, 2013, there were 46,257,765 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders scheduled to be held on May 3, 2013 are incorporated by reference in this Annual Report on Form 10-K in response Items 10, 11, 12, 13 and 14 of Part III.

ARC DOCUMENT SOLUTIONS, INC.

ANNUAL REPORT ON FORM 10-K

for the fiscal year ended December 31, 2012

PART IV	35

Item 15. Exhibits and Financial Statement Schedules	35

SIGNATURES	40
Exhibit 3.2
Exhibit 10.42
Exhibit 10.43
Exhibit 21.1
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

ARC DOCUMENT SOLUTIONS, INC.

2012 ANNUAL REPORT ON FORM 10-K

Effective December 31, 2012, American Reprographics Company changed its name to ARC Document Solutions, Inc. See Item 1 “Business – Our Company” for additional information.

In this Annual Report on Form 10-K, “ARC Document Solutions,” “ARC,” “the Company,” “we,” “us,” and “our” refer to ARC Document Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise dictates.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Annual Report on Form 10-K, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to the Company are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part I, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this report are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

TRADEMARKS AND TRADE NAMES

We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC American Reprographics Company ®,” “PlanWell ®,” “PlanWell PDS ®,” “PlanWell Enterprise SM,” and various design marks associated therewith. The combined name of “ARC Document Solutions” is currently undergoing registration with the United States Patent and Trademark Office (USPTO), In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with the operation of our segments. This report also includes trademarks, service marks and trade names of other companies.

PART I

Item 1. Business

Our Company

ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”), a Delaware corporation, provides specialized document solutions to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry. We help our customers reduce their costs and improve efficiency in the use of their documents, improve their access and control over documents, and offer a wide variety of ways to print, produce, and store documents.

Our offerings include:

Managed Print Services (“MPS”) – An onsite service where we install a complete document solution platform in our customers’ offices on an outsourced basis. We use our proprietary software, Abacus, to capture, control, manage, print, and store documents. We also supply, maintain, and manage entire office printing networks, including printing equipment. We bill for this service on a per-use basis and issue a single consolidated invoice.

Facilities Management (“FM”) – An onsite service where we install large-format print devices and other related equipment in our customers’ offices on an outsourced basis, primarily for construction-related project printing. We provide customers with complete cost recovery programs enabled by our proprietary software, Abacus, which allows our customers to capture and pass through their project expenses related to print. We bill for this service on a per-use basis and issue a single consolidated invoice.

Offsite Services – We operate more than 170 offsite service centers in major metropolitan markets in the U.S. and abroad which offer our MPS and FM customers flexibility and overflow capacity during peak workloads, as well as local support and maintenance staff. Our service centers also provide local AEC customers with high-volume, project-related printing of construction documents, and increasingly support and enhance our customers’ scanning needs in archive and information management (“AIM”) services.

Digital Shipping / Managed File Transfer – We enable our customers to “distribute-then-print” documents rather than printing locally and then shipping physical documents to their final destination. Using our cloud-based software, ishipdocs, we save our customers time, money, and support their “green” business practices by digitally transmitting document files closest to their delivery point, and then printing and delivering locally from an ARC service center or in one of our partner locations around the world.

Archive and Information Management (“AIM”) –We address our customers’ needs for archiving information and intellectual property by scanning existing paper documents, organizing them, and storing them in a secure and searchable database in the cloud. We also offer the ability to archive documents as they are printed.

Specialized Color Printing – ARC operates a nationwide network of production centers focused on color printing, finishing, and assembly of graphic materials for regional and national retailers, franchises, marketing departments, theme parks, and cultural institutions.

Software and Web-Based Document Management Applications – We develop and offer proprietary tools to our customers that facilitate project collaboration, manage print networks, track equipment fleets, create and maintain project document archives, and other document management tasks.

Equipment and Supplies Sales – We sell equipment and supplies primarily to customers in the AEC industry and provide ancillary services such as service, maintenance, and supplies.

The combination of our services allow us to provide a comprehensive document management ecosystem where any document, anywhere in the enterprise, can be captured, stored, managed, accessed, and distributed from anywhere in the world.

Our online services are administered via a powerful cloud solution providing best-in-class speed, reliability, scalability and reliability. As part of our business line diversification in 2012, the company also made significant progress in expanding the capabilities of its cloud-based services for mobile platforms.

We believe we are the largest document solutions provider to the AEC market in North America, and the only national provider offering onsite, offsite and cloud-based document solutions for regional, national and global customers. We offer comprehensive services across geographical boundaries and frequently bill under a single monthly invoice, consolidating purchasing, vendor relations, and administration for companies seeking a unified document management platform.

We serve our clients onsite in their offices in nearly 7,000 locations, and via a combination of more than 170 service centers, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with significant operations in China and Canada, and we have a growing presence in the United Kingdom and India.

As our origins lie in reprographics industry and we still maintain robust reprographics operations, we also believe that ARC remains the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.

Our base of more than 90,000 customers includes more than 100 of the largest architectural, engineering, and construction firms. Our legacy as the largest reprographics company in U.S. has allowed us to leverage our relationships, domain expertise, and national presence as we have evolved into a technology-enabled document solutions company.

Our largest customers are served by a corporate sales force called Global Solutions. This sales force is focused on large regional and national customers. Our diverse customer base results in no individual customer accounting for more than 4% of ARC’s overall revenue.

American Reprographics Holdings L.L.C. (“Holdings”), was formed in 1997 and, in 2005, was reorganized into a Delaware corporation and conducted an initial public offering. While our service centers historically marketed their offerings under local brand names, the AEC market has consolidated in recent years and we believe that national service providers have a greater marketing advantage. In January of 2011, we consolidated our operations under a single brand, “ARC,” to highlight the scope and scale of our business. At the end of 2012 we formally updated our Delaware corporate name to “ARC Document Solutions, Inc.,” leaving our New York Stock Exchange ticker symbol “ARC,” unchanged. We conduct our operations through our wholly-owned subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

Principal Products and Services

ARC Document Solutions service and product offerings are reported under the following revenue categories:

Onsite Services consists of MPS and FM service offerings.

Digital Services consists of digital document management services of all kinds, including AIM, “digital shipping” and managed file transfer, software licensing, and technology consulting services.

Color Services consists of specialized digital color printing and finishing services for our non-AEC and traditional AEC customer base. This includes services provided under our Riot Creative Imaging brand.

Traditional Reprographics consists of the management, distribution and print-on-demand of black and white construction drawings (frequently referred to as “blueprints”) and specification books, with the majority of its revenue reported from the sale of large- and small-format black and white printing.

Equipment and Supplies consists of reselling printing, imaging, and related equipment to customers primarily in the AEC industry.

Operations

Our products and services are available from any of ARC Document Solutions’ more than 170 service centers around the world, and nearly all of our services can be made available in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, China, India, and the United Kingdom. Our corporate headquarters are located in Walnut Creek, California.

ARC Document Solutions has historically pursued acquisitions to expand its share of the reprographics market and enhance its geographic footprint to serve its larger customers. Since the company’s inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we plan to limit acquisition activity in the near future and instead focus on “organic” sales growth. Our origin as a company was in California, and our early acquisition activity was concentrated there. Thus we still derive 31% of our total revenue from California.

We operate a technology center in Silicon Valley with approximately 25 employees who develop, maintain, and support our software that enables and enhances the services we provide. We operate a similar facility in Kolkata, India, with approximately 70 employees who support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers and our operating facilities. We employ a combination of proprietary and industry-leading technology to provide redundancy, backup and security of all data in our system.

Historically, the majority of ARC Document Solutions’ revenue has been derived from the seasonal non-residential construction market. While our Traditional Reprographics business is still influenced by the nature of building cycles, our remaining offerings are less so. Onsite Services are driven by the desire to improve business processes and the reduction of costs in print management. Color Services are affected by retail marketing calendars, advertising campaigns, as well as the marketing needs of our architectural and real estate development clients. Our Digital Services are influenced by the desire for document workflow improvements and our ability to market our technology-based solutions. Equipment and Supplies sales are driven by purchasing cycles of individual customers, as well as by new features and advancements by manufacturers.

As of December 31, 2012, the company employed approximately 2,600 employees, with no meaningful representation by labor unions. We believe our employee relations are good.

Our Customers and Markets

ARC Document Solutions serves both the enterprise and project needs of companies primarily within AEC industry. Our customers include senior management teams, IT and procurement departments, project architects, engineers, general contractors, and others.

The mix of services demanded by the AEC industry continues to shift toward document management for a wide variety of document types provided at customer locations (represented primarily by our Onsite Services), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics). We believe the market forces of the recent recession and its aftermath are forcing our customers in the construction industry to increase efficiency in their production and distribution of printed documents, reduce their dependence on print as it relates to construction projects, and to improve access and control over all the documents related to their business. We also believe that consolidation activity in the AEC industry is influencing this trend as companies seek to reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business with a comprehensive offering.

We believe that these trends are advantageous for ARC Document Solutions for four reasons: first, we are well-positioned to provide our customers with software, web applications, and cloud-based offerings to meet their demand for technology-enabled services; second, our diversification into services such as MPS allow us to capture revenue streams that are less exposed to the volatility and cyclicality of project-related printing; third, as our customers merge, consolidate, and grow larger, we believe ARC Document Solutions becomes a more compelling choice because of our uniquely extensive geographic reach and ability to act as a single-source supplier of document solutions; and fourth, our market-leading presence as a traditional reprographer in major metropolitan areas allows us to capture large-format printing and document management work associated with building projects.

In addition to the AEC industry, we also provide document management and printing services to the retail, technology, entertainment, and healthcare industries, among others. A significant portion of our non-AEC revenues are derived from supplying Color Services to customers with short-run, frequently updated promotional, advertising and marketing materials. We began to market these services in 2010 under a separate brand known as Riot Creative Imaging. Likewise, our Digital Services appeal to companies outside of the construction industry, but with similar document management needs, including manufacturers, airlines, and healthcare/hospital companies.

In general, ARC Document Solutions addresses customers based on customer size and geographic reach. ARC serves smaller customers in local markets which tend to be highly-fragmented with a wide variety of specialized business practices. ARC tailors its local offerings for this important customer base to align with local market expectations. ARC serves large regional, national and international customers with a corporate sales force called Global Solutions. These customers often consolidate purchasing and the acquisition of services through a single corporate department, and seek centralized management of document solutions.

Competition

The level of competition varies in each of the areas in which we provide services. We believe service levels, breadth of offering, terms and conditions, price, quality, responsiveness, and convenience to the customer are competitive elements in each of the industry segments in which we compete.

In our Traditional Reprographics and Color Services businesses, local copy shops and self-serve franchises are often aggressive competitors for printing business, but rarely offer the breadth of document management and logistics services we do. In addressing larger local and regional customers, there are several companies that provide reprographic and onsite print services but in general, these companies cannot provide or integrate software or technology that enables digital management of documents and centralized cost control management that ARC provides. With regard to large national and international customers, there are no other document solutions companies in the U.S. with the national presence and global reach that ARC Document Solutions has established, but we often compete against equipment manufacturers and business suppliers who offer some of the same products and services we do. Related services are offered by large printing/multifunctional device manufacturers such as Océ, Xerox, Canon, Konica Minolta, Ricoh and Sharp, but most offerings from these companies are focused on ultimately selling equipment as opposed to ARC Document Solutions’ offering of comprehensive document management services.

We believe that we have a strong competitive position in the marketplace for the following important reasons:

Strong domain expertise: No other national vendor/service provider possesses the document management and technology expertise that we have in the AEC market. Construction professionals have highly specialized needs in document capture, short-term storage, management, fulfillment, distribution, and archival services. We believe our domain expertise is unmatched thanks to our legacy in reprographics and software development.

Customer relationships in AEC industry: Our relationships with our local customers frequently span generations, and we do business with nearly all of the top 100 AEC companies in the U.S. In addition, our Global Solutions sales force has established long-term contract relationships with more than 15 of the largest 50 AEC firms. We believe this provides a competitive advantage by leveraging our success through referrals.

Service center footprint: We possess an extensive national network of service centers creating an extraordinary distribution and customer service system that can cater to both large and small customers. We operate service centers in more than 150 cities in the U.S., and in 38 states. We also have a significant market presence in Canada, and growing operations in China, India and the UK. We are not aware of any other provider of MPS that has as extensive a network to supplement their onsite services and provide overflow and remote capabilities.

Equipment agnostic: We are not required to sell certain brands of equipment, nor do we manufacture equipment. We are free to place the products best suited for the required task in our own service centers or in our customers’ offices, regardless of manufacturer. This, combined with the competitive market for printing and imaging products, provides ARC with an advantage relative to onsite service providers owned by equipment manufacturers.

Capabilities in a wide variety of formats: Several manufacturers who also market managed print services do not produce the full range of large- and small-format equipment demanded by the AEC, manufacturing, and building industries. In addition, we are not aware of any manufacturers that are able to provide the breadth of services and technology related to large- and small-format document production that we possess.

Unique combination Onsite, Offsite, and Cloud-based offerings: ARC is the only national company that integrates document production on customer sites (Onsite) with document production at company service centers (Offsite) with digital management of documents in the Cloud. We have proprietary technology built by our own development team of more than 90 employees that integrates with our production machines. We believe we are the only company that both develops document management software and manages the equipment that produces documents.

Suppliers and Vendors

ARC Document Solutions purchases or leases equipment for use in our production facilities and at our customers’ sites. The Company also purchases paper, toner and other consumables for the operation of our and our customers’ production equipment. As a high-volume purchaser, we believe we receive favorable prices as compared to other service providers, and price increases have been historically passed on to customers.

Our primary vendors of equipment, maintenance services, and reprographics supplies include Océ, Azerty, and Xpedx, a division of International Paper Company. Purchases from these vendors during 2012 comprised approximately 34% of our total purchases of inventory and supplies.

Research and Development

We conduct research and development to support our document management services, enhance our existing software and web-based applications, and create new proprietary technology products. In total, research and development amounted to $5.4 million, $4.9 million, and $4.7 million during the fiscal years ended December 31, 2012, 2011, and 2010, respectively.

Proprietary Rights

We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. We also rely on a variety of technologies that are licensed from third parties to perform key functions.

The combined name of “ARC Document Solutions” is currently undergoing registration with the United States Patent and Trademark Office (USPTO), and we have registered our historical combined name and design, “American Reprographics Company,” as a trademark. We have registered “PlanWell” and “PlanWell PDS” as trademarks with the USPTO and in Canada, Australia and the European Union. We do not own any other registered trademarks or service marks, or any patents, that are material to our business.

For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including PlanWell and Abacus, may cause us to lose market share.”

Executive Officers of the Registrant

The following sets forth certain information regarding all of our executive officers as of March 8, 2013:

Name	Age	Position
Kumarakulasingam Suriyakumar	59	Chairman, President and Chief Executive Officer Director
John E.D. Toth	43	Chief Financial Officer, Secretary
Rahul K. Roy	53	Chief Technology Officer
Dilantha Wijesuriya	51	Chief Operating Officer
Jorge Avalos	37	Chief Accounting Officer, Vice President Finance

Kumarakulasingam (“Suri”) Suriyakumar has served as our President and Chief Executive Officer since June 1, 2007, and he served as the Company’s President and Chief Operating Officer from 1991 until his appointment as Chief Executive Officer. On July 24, 2008, Mr. Suriyakumar was appointed Chairman of our Board of Directors. Mr. Suriyakumar served as an advisor of Holdings from March 1998 until his appointment as a director of the Company in October 2004. Mr. Suriyakumar joined Micro Device, Inc. (our predecessor company) in 1989. He became the Vice President of Micro Device, Inc. in 1990. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

John E.D. Toth was appointed Chief Financial Officer and Secretary in July 2011. Prior to his joining the Company, Mr. Toth was Chief Financial Officer of Bell-Carter Foods, Inc., a $200 million privately-held company operating in the food manufacturing industry. From 2006 to 2008, Mr. Toth served as Chief Financial Officer of Fresh Express, Inc., a subsidiary of Chiquita Brands International, Inc. Mr. Toth began his career in investment banking where he was an analyst with Goldman, Sachs & Co. and later joined J.P. Morgan’s investment banking division. From 2001 until 2006, Mr. Toth was a Managing Partner of Tennyson West, LLC, a boutique mergers and acquisitions advisory firm. Mr. Toth received a Master’s Degree in Economics, and Bachelor’s degree in Economics and Political Science, from Stanford University.

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

Dilantha Wijesuriya joined Ford Graphics, a division of the Company, in January of 1991. He subsequently became president of that division in 2001, and became a Company regional operations head in 2004, which position he retained until his appointment as the Company’s Senior Vice President, National Operations in August 2008. Mr. Wijesuriya was appointed Chief Operating Officer of the Company on February 25, 2011. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

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

Available Information

ARC Document Solutions uses its corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The company files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as ARC Document Solutions, that file electronically with the SEC. ARC Document Solutions’ SEC filings and other documents pertaining to the conduct of its business can be found on the “Investors” page of its website. These documents are available in print to any shareholder who requests a copy by writing or calling ARC Document Solutions as set forth on the “Info Request” link on the main “Investor” web page.

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

Adverse domestic and global economic conditions and disruption of financial and commercial real estate markets could have a material adverse effect on our business and results of operations.

During the past several years, domestic and international financial markets have experienced significant disruption, including, among other things, extreme volatility and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely affect our business and financial condition in a number of ways, including effects beyond those that were experienced in previous recessions. A prolonged economic downturn may adversely affect the ability of our customers and suppliers to obtain financing and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect on our accounts receivable on a timely basis, if at all. Although there have been recent signs of economic improvement, we are unable to predict the duration and severity of the current economic downturn and disruption in financial markets and their effects on our business and results of operations. These events may, in the aggregate, have a material adverse effect on our results of operations and financial condition.

A decline in the architectural, engineering and construction (AEC) industry could adversely affect our future revenue and profitability.

We estimate that customers in the AEC industry accounted for approximately 76% of our net sales for the year ended December 31, 2012. Our historical operating results reflect the cyclical and variable nature of the AEC industry. We believe that this industry generally experiences downturns several months after a downturn in the general economy and that there may be a similar delay in the recovery in the AEC industry following a recovery in the general economy. A downturn in the AEC industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.

Because a significant portion of our overall costs are fixed, changes in economic activity, positive or negative, affect our results of operations.

Because approximately 45% of our overall costs were fixed for the year ended December 31, 2012, changes in economic activity, positive or negative, affect our results of operations. As a consequence, our results of operations are subject to volatility and could deteriorate rapidly in a prolonged environment of declining revenues. Failure to maintain adequate cash reserves and to effectively manage our costs could adversely affect our ability to offset our fixed costs and may have a material adverse effect on our results of operations and financial condition.

Impairment of goodwill may adversely affect future results of operations.

We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. Based on our goodwill impairment assessment, we recorded an impairment of $16.7 million during 2012.

The results of our impairment analysis are as of a particular point in time. If our assumptions regarding future forecasted revenue or profitability of our operating segments (or “reporting units”) are not achieved, we may be required to record additional goodwill impairment charges in future periods, if any such change constitutes a triggering event prior to the quarter in which we perform our annual goodwill impairment test.

The reduction in our number of service center locations and employee headcount could adversely affect our future revenue and profitability.

During the fourth quarter of 2012, management implemented a restructuring plan which included the closure of 33 of our service centers and a reduction in our workforce of approximately 300 employees. The reduction in our service centers and headcount may lead to a reduction in revenue and profitability due to the loss of customers serviced through the closed locations.

Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and adversely affect our profitability.

The markets for our products and services are highly competitive, with competition primarily at local and regional levels. We compete primarily based on the level and quality of customer service, technological leadership, product performance and price. Our future success depends, in part, on our ability to continue to improve our service and product offerings, and develop and integrate new technology solutions. In addition, current and prospective customers may decide to perform certain services themselves instead of outsourcing these services to us. These competitive pressures could adversely affect our sales and consolidated results of operations.

We also face the possibility that competition will continue to increase, particularly if copy and printing or business services companies choose to compete in lines of business similar to ours. Many of these companies are substantially larger and have significantly greater financial resources than us, which could place us at a competitive disadvantage. In addition, we could encounter competition in the future from large, well-capitalized companies such as equipment dealers and system integrators that can produce their own technology and leverage their existing distribution channels. Any such future competition could adversely affect our business and reduce our future revenue and profitability.

If we are unable to charge for our value-added services to offset declines in print volumes, our long-term revenue could decline.

Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2012, our Traditional Reprographics sales represented approximately 31% of our total net sales, and our Onsite Services represented approximately 27% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.

We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.

We derived approximately 31% of our net sales in 2012 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting California, including general and local economic conditions, macroeconomic trends, and natural disasters (including earthquakes and wildfires). In recent years, the real estate development projects (both residential and non-residential) in California have significantly declined which, in turn, has resulted in a decline in sales from within the California-based AEC industry. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.

Our growth strategy depends, in part, on our ability to successfully market and execute several different, but related, service offerings. Failure to do so could impede our future growth and adversely affect our competitive position.

As part of our growth strategy, we intend to continue to offer and grow a variety of service offerings that are relatively new to the company. Our efforts will be affected by our ability to acquire new customers for our new service offerings as well as sell the new service offerings to existing customers.

If we are unable to successfully monitor and manage our operations, our business and profitability could suffer.

Since 1997, we delegated the responsibility for marketing, pricing, and selling practices to local and operational managers. Over the past three years we have centralized, and continue to centralize, many of these functions, but during the transition period, if we do not successfully manage our operations under this decentralized operating structure, we risk having disparate results, lost market opportunities, lack of economic synergies, and a loss of vision and planning, all of which could harm our business and profitability.

We are dependent upon our vendors to continue to supply us equipment, parts, supplies, and services at comparable terms and price levels as the business grows.

Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. These vendors are not required to use us to distribute their equipment and are generally free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse effect on our ability to sell equipment as well as our ability to provide effective service and technical support. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our other existing vendors or seek out new relationships with previously unused vendors.

Our failure to adequately protect the proprietary aspects of our technolog, including PlanWell and Abacus, may cause us to lose market share.

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

In performing our document management services, we handle customers’ confidential information. Our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely affect our results of operations.

Our document management services involve the handling of our customers’ confidential information. Any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely affect our consolidated results of operation.

Added risks are associated with our international operations.

We have international operations in China, India, the United Kingdom and Canada. Approximately 13% of our revenues for fiscal 2012 were derived from our international operations, with approximately 8% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

Our business could suffer if we fail to attract, retain, and successfully integrate skilled personnel

We believe that our ability to attract, retain, and successfully integrate qualified personnel is critical to our success. If we lose key personnel and/or are unable to recruit qualified personnel, our ability to manage the day-to-day aspects of our business will be adversely affected. In addition, the loss of the services of one or more members of our senior management team would disrupt our business and impede our ability to execute our business strategy.

Damage or disruption to our facilities, including our technology center, could impair our ability to effectively provide our services and may have a significant effect on our revenues, expenses and financial condition.

We currently store most of our customer data at our technology center located in Silicon Valley near known earthquake fault zones. Although we have redundant systems and offsite backup procedures in place, damage to or destruction of our technology center or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could have a material adverse effect on the markets in which we operate and on our business operations.

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

Results of tax examinations may adversely affect our future results of operations.

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

Our debt instruments impose operating and financial restrictions on us and, in the event of a default, would have a material adverse effect on our business and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At the end of 2012, we operated 186 service centers, of which 162 were in the United States, 8 were in Canada, 13 were in China, two were in India and one in London, England. We also occupied a technology center in Silicon Valley, California, a software programming facility in Kolkata, India, as well as other facilities including our executive offices located in Walnut Creek, California.

In total the Company occupied approximately 1.5 million square feet as of December 31, 2012.

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

Item 3. Legal Proceedings

On October 21, 2010, the plaintiff, a former employee, filed a class action civil complaint against defendants American Reprographics Company, LLC and American Reprographics Company in the Superior Court of California, County of Orange. The class action complaint seeks to represent all current and former non-exempt hourly employees who worked for Defendants in California since October 21, 2006. The civil complaint alleges causes of action for failure to provide meal periods and rest periods in violation of California Labor Code § 226.7 as well as several derivative claims. The civil complaint seeks recovery of wages, restitution, penalties, interest, equitable relief, attorneys’ fees and costs. The parties are currently engaged in pre-certification class discovery process. The Company cannot reasonably estimate the amount or range of possible loss, if any, at this time, and accordingly has not accrued for any potential liability in its Consolidated Financial Statements in connection with this matter.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, par value $0.001, is listed on the New York Stock Exchange (“NYSE”) under the stock symbol “ARC”. The following table sets forth for the fiscal periods indicated the high and low sales prices per share of our common stock as reported by the NYSE.

	2012		2011
	High	Low	High	Low
First Quarter	$6.99	$4.53	$10.37	$7.28
Second Quarter	6.08	4.63	10.50	6.63
Third Quarter	5.95	3.68	7.66	3.22
Fourth Quarter	4.38	2.19	5.11	3.08

Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on ARC Document Solutions’ common stock relative to the cumulative total returns of the Russell 2000 index, and a customized peer group of six companies that includes: G & K Services Inc., Healthcare Services Group Inc., Mobile Mini Inc., School Specialty Inc., Tetra Tech Inc. and Viad Corp. The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on 12/31/2007 and tracks it through 12/31/2012.

	12/07	12/08	12/09	12/10	12/11	12/12
ARC Document Solutions, Inc.	100.00	41.87	42.54	46.06	27.85	15.53
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
Diversified Commercial & Professional Services	100.00	79.76	90.89	96.67	85.20	110.73

The stock price performance included in the graph above is not necessarily indicative of future stock price performance.

Holders

As of March 4, 2013, the approximate number of stockholders of record of our common stock was 281 and the closing price of our common stock was $2.28 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.

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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2012—October 31, 2012	12	$3.74	—	—
November 1, 2012—November 30, 2012	—	—	—	—
December 1, 2012—December 31, 2012	—	—	—	—

Total	12	$3.74	—	—

(1)

Our 2005 Stock Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2012 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

Item 6. Selected Financial Data

The selected historical financial data presented below is derived from the audited consolidated financial statements of ARC Document Solutions for the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Statement of Operations Data:
Service Sales
Traditional reprographics	$126,785	$145,449	$173,364	$225,824	$357,697
Color	79,080	84,062	81,552	81,873	105,911
Digital	35,578	38,020	39,639	42,794	54,454

Subtotal (1)	241,443	267,531	294,555	350,491	518,062
Onsite services (2)	108,817	100,682	89,994	97,401	120,983
Equipment and supplies sales	55,858	54,519	57,090	53,657	61,942

Total net sales	406,118	422,732	441,639	501,549	700,987
Cost of sales	282,599	288,434	299,307	323,360	415,715

Gross profit	123,519	134,298	142,332	178,189	285,272
Selling, general and administrative expenses	93,073	101,315	107,744	115,020	154,728
Amortization of intangibles	11,035	18,715	11,657	11,367	12,004
Goodwill impairment	16,707	65,444	38,263	37,382	35,154
Impairment of long-lived assets	—	—	—	781	—
Restructuring expense	3,320	—	—	—	—

(Loss) income from operations	(616)	(51,176)	(15,332)	13,639	83,386
Other income, net	(100)	(103)	(156)	(171)	(517)
Interest expense, net	28,165	31,104	24,091	25,781	25,890
Loss on early extinguishment of debt	—	—	2,509	—	—

(Loss) income before income tax provision (benefit)	(28,681)	(82,177)	(41,776)	(11,971)	58,013
Income tax provision (benefit)	2,784	50,931	(14,186)	3,018	21,200

Net (loss) income	(31,465)	(133,108)	(27,590)	(14,989)	36,813
(Income) loss attributable to noncontrolling interest	(503)	21	88	104	(59)

Net (loss) income attributable to ARC Document Solutions	$(31,968)	$(133,087)	$(27,502)	$(14,885)	$36,754

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(0.70)	$(2.93)	$(0.61)	$(0.33)	$0.82
Diluted	$(0.70)	$(2.93)	$(0.61)	$(0.33)	$0.81
Weighted average common shares outstanding:
Basic	45,668	45,401	45,213	45,123	45,060
Diluted	45,668	45,401	45,213	45,123	45,398

	Fiscal Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Other Financial Data:
Depreciation and amortization	$39,522	$47,876	$45,649	$49,543	$50,121
Capital expenditures	$20,348	$15,553	$8,634	$7,506	$9,033
Interest expense, net	$28,165	$31,104	$24,091	$25,781	$25,890

	As of December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,021	$25,437	$26,293	$29,377	$46,542
Total assets	$415,839	$441,357	$569,085	$620,954	$725,931
Long term obligations	$241,429	$240,900	$221,088	$228,711	$315,165
Total ARC stockholders’ equity	$103,896	$130,677	$256,506	$276,007	$281,781
Working capital	$40,650	$40,405	$22,387	$(3,739)	$29,798

(1)	For comparison purposes to public reporting prior to December 2012, this subtotal agrees with the “Reprographics services” sales line historically reported.
(2)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part 1, “Item 1 — Business”; Part I, “Item 1A — Risk Factors”; Part II, “Item 6 — Selected Financial Data”; and Part II, “Item 8 — Financial Statements and Supplementary Data.”

Business Summary

ARC Document Solutions provides specialized document management services to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry.

We help our customers reduce their costs and improve efficiency in the use of their documents, improve their access and control over documents, and offer a wide variety of ways to print, produce, and store documents.

In an effort to increase the visibility into the nature and changing dynamics of our consolidated business, we have categorized our service and product offerings to better report distinct sales recognized from our Onsite Services, Color Services, Digital Services, Traditional Reprographics Services, and Equipment and Supplies Sales. Under our previous revenue reporting structure, the categories of Traditional Reprographics, Color Services, and Digital Services presented below were combined and reported as “Reprographics Services.”

Onsite Services, consists of placement, management, and optimization of print and imaging equipment into our customer’s facilities, relieving them of the burden of owning and managing print devices and print networks, and shifting their costs to a “per-use” basis. Onsite services sales are driven by the ongoing print needs of our customers, and are less exposed to the episodic large-format printing needs associated with construction projects. This category has been renamed from “Facilities Management”, but the service offerings reported in this category remain unchanged.

Color Services consists of specialized color printing and finishing services to marketing departments, regional and national retailers, and our traditional AEC customer base. This includes services provided under our Riot Creative Imaging brand.

Digital Services consists of digital document management services of all kinds, including archive and information management (AIM), “digital shipping” and managed file transfer, software licensing, and technology consulting services.

Traditional Reprographics consists of the management, distribution and print-on-demand of black and white construction drawings (frequently referred to as “blueprints”) and specification books, and derives a majority of its revenue from large-format black and white printing.

Equipment and Supplies consists of reselling printing, imaging, and related equipment to customers primarily in the AEC industry. This category remains unchanged from prior filings.

Traditional Reprographics, Color Services, and Digital Services were previously disclosed as “Reprographic Services” sales. We believe the updated presentation of our sales categories reflects the drivers of our consolidated sales and will provide greater insight into the opportunities and risk diversification provided by our portfolio of service and product offerings.

We are diversifying our business beyond the services we have traditionally provided to the AEC industry and are currently focused on growing managed print services, digital color imaging, and technology-based document management services, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics). We deliver both our traditional and evolving services through a nationwide network of service centers, locally-based sales executives, technical specialists, and a national/regional sales force known as Global Solutions, which is managed from our corporate offices in Walnut Creek, California.

Acquisition activity during the last three years has been minimal and did not materially affect our overall business.

We believe ARC Document Solutions offers a distinct portfolio of services within the AEC industry that include its legacy reprographics business as well as its newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still distinctly related to the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 76% of our net sales for the year ended December 31, 2012, with the remaining 24% consisting of sales to non-AEC industries.

Historically, our local production facilities have operated under their acquired brand. In response to changes in our markets, consisting primarily of the consolidation of our larger customers and prospects as noted above, we branded all of our operations “ARC” in 2011 to highlight the scope and scale of our services, and refined our identity further at the end of 2012 by renaming our Delaware corporation “ARC Document Solutions, Inc.” Our non-AEC Color Services are branded separately as Riot Creative Imaging to facilitate marketing to a specialized customer base.

We identify operating segments based on the various business activities that earn revenue and incur expense. Since operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.

Costs and Expenses. Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and expenses for facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.

We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. During 2012, we were more frequently electing to purchase equipment for our facilities and onsite service installations rather than lease equipment due to the availability of cash to fund capital expenditures and interest savings. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment.

Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their document and printing needs. While the construction market appeared to begin its slow recovery in 2012, we believe that there was a growing body of evidence by the third quarter of 2012 that proved Traditional Reprographics sales, produced at our service centers, would not recover at the same pace due to these factors.

To ensure that the Company’s costs and resources were in line with our current portfolio of services and products, and that our primary offerings were tied to growing markets, management initiated a restructuring plan in October of 2012. The restructuring plan implemented in the fourth quarter of 2012 included the closure of 33 of the Company’s service centers, which represents more than 10% of our total number of service center locations. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the upper management team, and allocated more resources into growing sales categories such as managed print services and digital services. The reduction in headcount totaled approximately 300 full-time employees, which represents approximately 10% of our total workforce.

In the fourth quarter of 2012, our gross margins improved by 20 basis points compared to the third quarter of 2012, which we attribute to our restructuring efforts initiated in October. The improvement was in contrast to historical decreases in fourth quarter gross margins due to weather, the number of working days and related issues, and as such, suggest continuing margin expansion in future periods.

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

Specifically, we have presented adjusted net loss attributable to ARC and adjusted (loss) earnings per share attributable to ARC shareholders for the years ended December 31, 2012, 2011 and 2010 to reflect the exclusion of goodwill impairment charges, amortization impact related specifically to the change in useful lives of trade names, restructuring expense, loss on early extinguishment of debt, interest rate swap related costs, and the valuation allowance related to certain deferred tax assets and other discrete items. This presentation facilitates a meaningful comparison of our operating results for the fiscal years ended December 31, 2012, 2011 and 2010. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in 2012, 2011 and 2010 to exclude stock-based compensation expense, loss on early extinguishment of debt, the non-cash impairment charges and restructuring expense. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss income attributable to ARC Document Solutions:

	Fiscal Year Ended
	December 31,
	2012	2011	2010
	(In thousands)
Cash flows provided by operating activities (1)	$37,552	$49,168	$53,924
Changes in operating assets and liabilities	(463)	10,152	955
Non-cash expenses, including depreciation, amortization and restructuring	(68,554)	(192,428)	(82,469)
Income tax provision (benefit)	2,784	50,931	(14,186)
Interest expense, net	28,165	31,104	24,091
Net loss attributable to the noncontrolling interest	(503)	21	88

EBIT	(1,019)	(51,052)	(17,597)
Depreciation and amortization	39,522	47,876	45,649

EBITDA	38,503	(3,176)	28,052
Interest expense	(28,165)	(31,104)	(24,091)
Income tax (provision)benefit	(2,784)	(50,931)	14,186
Depreciation and amortization	(39,522)	(47,876)	(45,649)

Net loss attributable to ARC Document Solutions	$(31,968)	$(133,087)	$(27,502)

(1)	For the twelve months ended December 31, 2012 cash flows provided by operating activities includes $0.9 million cash payments related to our restructuring activities.

The following is a reconciliation of net loss attributable to ARC Document Solutions to EBIT, EBITDA and Adjusted EBITDA:

	Fiscal Year Ended
	December 31,
	2012	2011	2010
	(In thousands)
Net loss attributable to ARC Document Solutions	$(31,968)	$(133,087)	$(27,502)
Interest expense, net	28,165	31,104	24,091
Income tax provision (benefit)	2,784	50,931	(14,186)

EBIT	(1,019)	(51,052)	(17,597)
Depreciation and amortization	39,522	47,876	45,649

EBITDA	38,503	(3,176)	28,052
Special items:
Stock-based compensation	1,999	4,271	5,922
Loss on early extinguishment of debt	—	—	2,509
Goodwill impairment	16,707	65,444	38,263
Restructuring expense	3,320	—	—

Adjusted EBITDA	$60,529	$66,539	$74,746

The following is a reconciliation of our net loss margin to EBIT margin, EBITDA margin and Adjusted EBITDA margin:

	Fiscal Year Ended
	December 31,
	2012 (1)	2011 (1)	2010 (1)
Net loss margin	(7.9)%	(31.5)%	(6.2)%
Interest expense, net	6.9	7.4	5.5
Income tax provision (benefit)	0.7	12.0	(3.2)

EBIT margin	(0.3)	(12.1)	(4.0)
Depreciation and amortization	9.7	11.3	10.3

EBITDA margin	9.5	(0.8)	6.4
Special items:
Stock-based compensation	0.5	1.0	1.3
Loss on early extinguishment of debt	—	—	0.6
Goodwill impairment	4.1	15.5	8.7
Restructuring expense	0.8	—	—

Adjusted EBITDA margin	14.9%	15.7%	16.9%

(1)	Column does not foot due to rounding.

The following is a reconciliation of net loss attributable to ARC to unaudited adjusted net (loss) income attributable to ARC and loss per share to adjusted (loss) earnings per share (in thousands, except per share data):

	Fiscal Year Ended
	December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net loss attributable to ARC	$(31,968)	$(133,087)	$(27,502)
Goodwill impairment	16,707	65,444	38,263
Change in trade name impact to amortization	3,158	9,475	1,579
Restructuring expense	3,320	—	—
Loss on early extinguishment of debt	—	—	2,509
Interest rate swap related costs	3,440	5,691	1,241
Income tax benefit, related to above items	(7,676)	(16,053)	(14,758)
Deferred tax valuation allowance and other discrete tax items	11,311	67,556	—

Unaudited adjusted net (loss) income attributable to ARC	$(1,708)	$(974)	$1,332

Loss Per Share attributable to ARC (Actual):
Basic	$(0.70)	$(2.93)	$(0.61)

Diluted	$(0.70)	$(2.93)	$(0.61)

(Loss) Earnings Per Share attributable to ARC (Adjusted):
Basic	$(0.04)	$(0.02)	$0.03

Diluted	$(0.04)	$(0.02)	$0.03

Weighted average common shares (Actual) outstanding:
Basic	45,668	45,401	45,213
Diluted	45,668	45,401	45,213
Weighted average common shares (Adjusted) outstanding:
Basic	45,668	45,401	45,213
Diluted	45,668	45,401	45,383

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

The following is reconciliation of cash flows provided by operating activities to FCF:

	Fiscal Year Ended
	December 31,
	2012	2011	2010
	(In thousands)
Cash flows provided by operating activities	$37,552	$49,168	$53,924
Capital expenditures	(20,348)	(15,553)	(8,634)

Free Cash Flows	$17,204	$33,615	$45,290

Results of Operations

	Fiscal Year Ended			2012 Versus 2011		2011 Versus 2010
	December 31,			Increase (Decrease)		Increase (Decrease)
	2012 (1)	2011 (1)	2010 (1)	$	%	$ (1)%
	(In millions, except percentages)
Traditional reprographics	$126.8	$145.4	$173.4	$(18.6)	(12.8)%	$(28.0)	(16.1)%
Color	79.1	84.1	81.6	(5.0)	(5.9)%	2.5	3.0%
Digital	35.6	38.0	39.6	(2.4)	(6.3)%	(1.6)	(4.0)%

Subtotal(2)	241.4	267.5	294.6	(26.1)	(9.8)%	(27.0)	(9.2)%
Onsite services(3)	108.8	100.7	90.0	8.1	8.0%	10.7	11.9%
Equipment and supplies sales	55.9	54.5	57.1	1.4	2.6%	(2.6)	(4.6)%

Total net sales	$406.1	$422.7	$441.6	$(16.5)	(3.9)%	$(18.9)	(4.3)%
Gross profit	$123.5	$134.3	$142.3	$(10.8)	(8.0)%	$(8.0)	(5.6)%
Selling, general and administrative expenses	$93.1	$101.3	$107.7	$(8.2)	(8.1)%	$(6.4)	(5.9)%
Amortization of intangible assets	$11.0	$18.7	$11.7	$(7.7)	(41.2)%	$7.0	59.8%
Goodwill impairment	$16.7	$65.4	$38.3	$(48.7)	(74.5)%	$27.1	70.8%
Restructuring expense	$3.3	$—	$—	$3.3	100.0%	$—	—%
Interest expense, net	$28.2	$31.1	$24.1	$(2.9)	(9.3)%	$7.0	29.0%
Loss on early extinguishment of debt	$—	$—	$2.5	$—	0.0%	$(2.5)	100.0%
Income taxes provision (benefit)	$2.8	$50.9	$(14.2)	$(48.1)	(94.5)%	$65.1	(458.5)%
Net loss attributable to ARC	$(32.0)	$(133.1)	$(27.5)	$101.1	(76.0)%	$(105.6)	384.0%
Adjusted net (loss) income attributable to ARC	$(1.7)	$(1.0)	$1.3	$(0.7)	70.0%	$(2.3)	(176.9)%
EBITDA	$38.5	$(3.2)	$28.1	$41.7	(1303.1)%	$(31.3)	(111.4)%
Adjusted EBITDA	$60.5	$66.5	$74.7	$(6.0)	(9.0)%	$(8.2)	(11.0)%

(1)	column does not foot due to rounding
(2)	For comparison purposes to public reporting prior to December 2012, this subtotal agrees with the “Reprographics Services” revenue line historically reported.
(3)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As a Percentage of Net Sales
	Fiscal Year Ended December 31,
	2012 (1)	2011 (1)	2010 (1)
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.6	68.2	67.8

Gross profit	30.4	31.8	32.2
Selling, general and administrative expenses	22.9	24.0	24.4
Amortization of intangibles	2.7	4.4	2.6
Goodwill impairment	4.1	15.5	8.7
Restructuring expense	0.8	0.0	0.0

Loss from operations	(0.2)	(12.1)	(3.5)
Other income, net	(0.0)	(0.0)	(0.0)
Interest expense, net	6.9	7.4	5.5
Loss on early extinguishment of debt	0.0	0.0	0.6

Loss before income tax provision (benefit)	(7.1)	(19.4)	(9.5)
Income tax provision (benefit)	0.7	12.0	(3.2)

Net loss	(7.7)	(31.5)	(6.2)
Loss attributable to the noncontrolling interest	0.1	0.0	0.0

Net loss income attributable to ARC	(7.9)%	(31.5)%	(6.2)%

(1)	column does not foot due to rounding

Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011

Net Sales

Net sales in 2012 decreased by 3.9%. The decrease in net sales was primarily due to lower sales activity in our Traditional Reprographics services offering, which were partially offset by higher sales activity in our onsite services. Declines in Traditional Reprographics sales remain influenced by low levels of private non-residential construction activity, as well as the continuing trend of shifting document workflow away from a reliance on print toward more digital processes.

Traditional Reprographics. Traditional Reprographics sales decreased $18.6 million, or 12.8% in 2012 compared to 2011.

Overall Traditional Reprographics Services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing, which was driven by the effect of technology adoption referenced above. Large-format black and white printing revenues represented approximately 21% of services sales in 2012, as compared to approximately 24% in 2011, and decreased by 14.6% year-over-year.

Color Services. Color Services comprised approximately 23% of our services sales for 2012 and 2011. Net sales of Color Services decreased 5.9% in 2012, compared to 2011. We attribute this decrease to the loss of a large customer, an overall decline in Color Services in the AEC industry, and temporary disruptions as we expand and enhance our Color Services operations and sales force.

Digital. Digital Service revenue decreased by 6.3%, compared to 2011 due to a decline in Digital Services related to project-based work performed at our service centers, which was offset, in part, by an increase in our cloud-based service offerings. As a percentage of services sales, Digital Service sales remained steady at approximately 10% of services sales in 2012 and 2011.

Onsite Services. Onsite sales in 2012 compared to 2011, increased by 8.0%. Onsite services revenue is derived from two sources: 1) an engagement with the customer to place Traditional Reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of onsite services accounts has grown to approximately 7,000 as of December 31, 2012, an increase of more than 900 locations compared to December 31, 2011, due to growth in new MPS placements. We believe onsite services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our onsite service offering through our regional sales force and through Global Services, our national accounts group.

Equipment and Supplies Sales. Equipment and supplies sales increased by 2.6% in 2012 compared to 2011. The increase in equipment and supplies sales was driven by increased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture with Beijing-based Unisplendour. To date, the Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an onsite services or FM arrangement. Chinese operations had sales of equipment and supplies of $21.5 million in 2012, as compared to $17.7 million in 2011.

Gross Profit

During the 12 months ended December 31, 2012, gross profit and gross profit margin decreased to $123.5 million, and 30.4%, compared to $134.3 million, and 31.8%, during the same period in 2011, on a sales decline of $16.5 million.

The primary reason for the decrease in gross margins was a decline in sales in service offerings delivered at our service center locations, most notably Traditional Reprographics, which typically have a lower cost of materials than our other service and product offerings. With the decline in Traditional Reprographics sales, our business mix shifted and equipment and supplies sales in China comprised a greater portion of consolidated sales. As a result, material costs as a percentage of consolidated sales in 2012 were 120 basis points higher as compared to 2011.

Labor and overhead costs as a percentage of sales remained consistent with prior year, as we aggressively reduced labor and overhead costs, including savings from our restructuring plan, in response to the declining sales. We believe the savings from the restructuring plan are sustainable, and we believe the effect of these measures should result in margin expansion over time.

Selling, General and Administrative Expenses

The decrease of $8.2 million in selling, general and administrative expenses were primarily due to cost reduction programs in 2012, partially offset by an increase in sales and marketing expenses.

General and administrative expenses for 2012 decreased $11.4 million, or 17.0% compared to the same period in 2011. This decrease was primarily driven by the decrease in our headcount in response to the decline in overall sales, as noted above, and a decrease in stock-based compensation.

Sales and marketing expenses increased $3.2 million driven primarily by the hiring of additional sales personnel to implement specific sales initiatives, such as Riot Creative Imaging, and our MPS offering.

Amortization of Intangibles

In 2012, amortization of intangibles decreased by $7.7 million due to the completion of the phasing out of local trade names in April 2012.

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

At September 30, 2012, we performed our annual goodwill impairment analysis, which indicated that seven of our 27 reporting units, six in the United States and one in Canada, had goodwill impairments as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million.

See “Critical Accounting Policies” section for further information related to our goodwill impairment test.

Impairment of Long-Lived Assets

Our operating segments are being negatively affected by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated the long-lived assets of our operating segments. Based on this assessment there was no impairment in 2012. For further information, please see Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.

Restructuring expense

Restructuring expenses in 2012 includes employee termination costs of $0.8 million, estimated lease termination and obligation costs of $2.2 million, and other restructuring expenses of $0.4 million.

For further information, please see Note 3 “Restructuring Expenses” to our Consolidated Financial Statements.

Interest Expense, Net

Net interest expense was $28.2 million in 2012, compared to $31.1 million in 2011. The decrease was driven by a reduction in interest expense reclassified from accumulated other comprehensive income into earnings as a result of the previously terminated interest rate swap agreement on December 1, 2010, which totaled $3.4 million in 2012 compared to $5.7 million in 2011 and a reduction in the average debt balance by $8.5 million from 2011 to 2012.

Income Taxes

We recorded an income tax provision of $2.8 million in relation to our pretax loss of $28.7 million for 2012. Our income tax provision includes a $9.8 million valuation allowance against certain of our deferred tax assets. Had we not recognized this valuation allowance, our tax benefit would have been $7.0 million. This yields an effective income tax rate benefit of 24.4% which was primarily affected by the impairment of stock-based goodwill considered nondeductible until the stock is fully disposed of. Our gross deferred tax assets remain available to us for use in future years until they fully expire.

Noncontrolling Interest

Net loss attributable to noncontrolling interest represents 35% of the loss of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.

Net Loss Attributable to ARC

Net loss attributable to ARC was $32.0 million in 2012, as compared to net loss attributable to ARC of $133.1 million in 2011. The net loss attributable to ARC in 2012 is primarily due to the decrease in sales and gross margins, the goodwill impairment charge recognized in the third quarter of 2012, and the restructuring expenses in the fourth quarter of 2012, partially offset by the decrease in selling, general and administrative expenses, as noted above. The net loss attributable to ARC in 2011 is primarily due to the establishment of a valuation allowance and the goodwill impairment charges, as described above.

EBITDA

EBITDA margin increased to 9.5% in 2012, as compared to (0.8)% in 2011 due to higher goodwill impairment charges in 2011. Excluding the effect of stock-based compensation, the goodwill impairment, and the restructuring expense, our adjusted EBITDA margin was 14.9% in 2012, as compared to 15.7% in 2011. The decrease in adjusted EBITDA was due to the decrease in gross profit noted above.

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

Traditional Reprographics. Traditional Reprographics sales decreased $28.0 million, or 16.1% in 2011 compared to 2010.

Overall reprographics services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing. Large-format black and white printing revenues represented approximately 24% of services sales in 2011, as compared to approximately 27% in 2010, and decreased by approximately 17% year-over-year.

Color. Color Services comprised approximately 23% of our services sales for 2011, as compared to approximately 21% for 2010. Net sales of Color Services increased 3% in 2011, compared to 2010. We attribute this to new activity to our Riot Creative Imaging branded operations, comprised of 12 dedicated production facilities in major metropolitan areas around the United States, which was partly offset by a decline in Color Services in the AEC industry.

Digital. Our customers in the AEC industry prefer to receive documents in both analog (printed) and digital forms, but, since 2005, we have seen increasing adoption of Digital Services. The recent lack of construction project activity with which digital services are associated, however, has constrained sales in this service line. During 2011, Digital Service revenue decreased by 4.0%, compared to 2010, but as a percentage of services sales, Digital Services sales remained steady at approximately 10% in 2011 and 2010.

Onsite Services. Onsite sales in 2011 compared to 2010, increased by 11.9%. FM revenue is derived from two sources: 1) an engagement with the customer to place traditional reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as “managed print services” or MPS. In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of onsite services accounts has grown by more than 200 accounts to approximately 6,000 as of December 31, 2011 due to the growing demand for MPS.

Equipment and Supplies Sales. Equipment and supplies sales decreased by 4.6% compared to 2010. The decrease in equipment and supplies sales was primarily due to decreased sales from UDS, our Chinese business venture with Beijing-based Unisplendour. The Chinese market has shown a preference for owning reprographics equipment as opposed to using equipment through an onsite services or FM arrangement. Chinese operations had sales of equipment of $17.7 million in 2011, as compared to $19.0 million in 2010. The year-over-year decrease was due in part to increased competition for a major manufacturer’s reselling channel.

Gross Profit

During the 12 months ended December 31, 2011, gross profit and gross profit margin decreased to $134.3 million, or 31.8%, compared to $142.3 million, or 32.2%, during the same period in 2010, on a sales decline of $18.9 million.

The primary reason for the decrease in gross margins was a change in our product mix. Material costs in 2011 as a percentage of sales were 110 basis points higher as compared to 2010, driven by increased material costs as a percentage of Color Services sales and lower margin equipment and supplies sales.

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

Impairment of Long-Lived Assets

Our operating segments are being negatively affected by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated the long-lived assets of our operating segments. Based on this assessment there was no impairment in 2011. For further information, please see Note 2 “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for further information.

Interest Expense, Net

Net interest expense was $31.1 million in 2011, compared to $24.1 million in 2010. The increase in interest expense was primarily driven by the amortization of the amended interest rate swap, which was reclassified out of Accumulated Other Comprehensive Loss into earnings as a result of the de-designation from hedge accounting on December 1, 2010, which totaled $5.7 million in 2011. We also incurred a higher effective interest rate due to the issuance of the 10.5% senior unsecured notes (the “Notes”) on December 1, 2010, resulting in additional interest expense of $4.2 million in 2011. These increases were partially offset by a reduction in the average debt balance by $24.0 million from 2010 to 2011.

Loss on the extinguishment of debt

On December 1, 2010, we closed a private placement of 10.5% senior unsecured notes due 2016 and extinguished the debt under our previous credit agreement. Accordingly, we wrote off unamortized deferred financing fees of $2.5 million.

Income Taxes

We recorded an income tax provision of $50.9 million in relation to a pretax loss of $82.2 million for 2011. The income tax provision includes a $68.5 million valuation allowance against certain of our deferred tax assets. Had we not recognized this valuation allowance, our tax benefit would have been $17.6 million in relation to our pretax loss of $82.2 million. This yields an effective tax rate of 21.4%, which was primarily affected by the impairment of nondeductible stock-based goodwill related to acquisitions in prior years. The deferred tax assets remain available to us for use in future profitable quarters.

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

EBITDA

EBITDA margin decreased to (0.8)% in 2011, as compared to 6.4% in 2010 due to the higher goodwill impairment charges in 2011. Excluding the effect of stock-based compensation, loss on early extinguishment of debt, and the non-cash goodwill impairment in 2011 and 2010 respectively, our adjusted EBITDA margin was 15.7% in 2011, as compared to 16.9% in 2010. The decrease in adjusted EBITDA was due to the decrease in gross profit noted above, excluding the effect of depreciation.

Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2012. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2012				2011
Traditional reprographics	$33,323	$34,284	$30,820	$28,357	$39,250	$38,027	$35,352	$32,820
Color	20,003	20,501	19,335	19,241	21,230	22,633	20,844	19,355
Digital	9,690	9,508	8,565	7,816	9,542	9,800	9,333	9,345

Subtotal	63,016	64,293	58,720	55,414	70,022	70,460	65,529	61,520
Onsite services	26,656	27,490	27,116	27,555	24,203	25,596	25,505	25,378
Equipment and supplies sales	13,901	14,445	13,590	13,922	12,279	13,534	13,758	14,948

Total net sales	$103,573	$106,228	$99,426	$96,891	$106,504	$109,590	$104,792	$101,846
Quarterly sales as a % of annual sales	25.5%	26.2%	24.5%	23.9%	25.2%	25.9%	24.8%	24.1%
Gross profit	$31,878	$33,753	$29,248	$28,640	$33,386	$35,695	$33,924	$31,293
Income (loss) from operations	$3,828	$6,975	$(13,221)	$1,802	$810	$(19,165)	$(36,372)	$3,551
EBITDA	$15,496	$16,687	$(4,225)	$10,545	$13,361	$(6,852)	$(24,695)	$15,010
Net loss attributable to ARC	$(4,907)	$(1,053)	$(20,112)	$(5,896)	$(3,643)	$(84,630)	$(41,757)	$(3,057)
Loss per share attributable to ARC shareholders:
Basic	$(0.11)	$(0.02)	$(0.44)	$(0.13)	$(0.08)	$(1.87)	$(0.92)	$(0.07)
Diluted	$(0.11)	$(0.02)	$(0.44)	$(0.13)	$(0.08)	$(1.87)	$(0.92)	$(0.07)

The following is a reconciliation of EBITDA to net loss for each respective quarter.

	Quarter Ended (In thousands)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2012				2011
EBITDA	$15,496	$16,687	$(4,225)	$10,545	$13,361	$(6,852)	$(24,695)	$15,010
Interest expense, net	(7,438)	(7,255)	(6,982)	(6,490)	(8,167)	(7,699)	(7,743)	(7,495)
Income tax (provision) benefit	(1,310)	(619)	84	(939)	3,649	(57,913)	2,392	941
Depreciation and amortization	(11,655)	(9,866)	(8,989)	(9,012)	(12,486)	(12,166)	(11,711)	(11,513)

Net loss attributable to ARC	$(4,907)	$(1,053)	$(20,112)	$(5,896)	$(3,643)	$(84,630)	$(41,757)	$(3,057)

We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results, particularly those of our Traditional Reprographics offerings, are typically affected by seasonal factors, primarily the number of working days in a quarter. Historically, our fourth quarter is the slowest, reflecting the slowdown in activity during the holiday season. We recorded a goodwill impairment in the amount of $16.7 million, $42.1 million and $23.3 million, during the quarters ended September 30, 2012, September 30, 2011 and June 30, 2011, respectively. We recorded valuation allowances against certain deferred tax assets of $3.0 million, $3.9 million, $0.9 million, and $2.0 million during the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively. We recorded valuation allowances against certain deferred tax assets of $2.8 million, $1.4 million and $64.3 million during the quarters ended December 31, 2011, September 30, 2011 and June 30, 2011, respectively.

Inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of December 31, 2012 was $28.0 million. Of this amount, $17.1 million was held in foreign countries. Specifically, $15.7 million was held in China and is considered a permanent investment in UDS. Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$37,552	$49,168	$53,924

Net cash used in investing activities	$(20,025)	$(25,182)	$(8,502)

Net cash used in financing activities	$(15,067)	$(25,107)	$(48,999)

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall decrease in cash flows from operations in 2012 compared to 2011 was primarily due to an income tax refund of $12.1 million received in the 2011 related to carryback of 2010 tax losses to 2008, as well as $0.9 million of cash payments related to our restructuring plan in 2012. The majority of our restructuring liability balance of $2.3 million as of December 31, 2012 will be paid in 2013. If the recent negative sales trends continue throughout 2013, it will significantly affect our cash flows from operations in the future.

The overall decrease in cash flows from operations in 2011 was primarily due to the decline in sales and related profits. This is reflected in the $8.2 million decrease in adjusted EBITDA during this time period, as well as an increase in accounts receivable of $2.1 million and cash interest payments of $4.6 million, which, in turn, was partially offset by an income tax refund of $12.1 million received in 2011 related to carryback of 2010 tax losses to 2008. The increase in accounts receivable was driven by an increase in our DSO, which was 48 days as of December 31, 2011, as compared to 45 days as of December 31, 2010. The increase in cash interest payments in 2011 was due to the issuance of the $200 million Notes in December of 2010. With the issuance of the Notes, our effective interest rate increased from 8.1% to 11.0%, which will affect our cash flows from operations in the future.

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

Investing Activities

Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $20.3 million, $15.6 million, and $8.6 million during the years ended December 31, 2012, 2011, and 2010, respectively. The increase in capital expenditures is primarily due to growth in our onsite services, and due to the fact that we elected to purchase equipment more frequently rather than leasing equipment. Other cash flows from investing activities of $0.3 million, $0.9 million, and $1.0 million during the years ended December 31, 2012, 2011, and 2010, respectively, are primarily due to cash received from the sale of property, and disposal of fixed assets. Net cash used in investing activities for the year ended December 31, 2011 includes a $9.7 million payment related to the termination of an interest rate swap agreement.

Funds required to finance our business expansion will come from operating cash flows and additional borrowings.

Financing Activities

Net cash of $15.1 million used in financing activities during the 12 months ended December 31, 2012, primarily relates to scheduled payments of $15.6 million on our debt agreements and capital leases. Net cash of $25.1 million used in financing activities during the 12 months ended December 31, 2011, primarily relates to scheduled payments of $25.2 million on our debt agreements and capital leases. Net cash of $49.0 million used in financing activities during the 12 months ended December 31, 2010, primarily relates to scheduled payments of approximately $39 million on our debt agreements and capital leases, and payment of deferred financing fees of $4.5 million related to the issuance of the Notes. On December 1, 2010 we paid off our then-existing senior secured credit facility in the amount of $199.4 million, with net proceeds of $195.6 million from the issuance of the Notes and available cash. See Note 7 “Long-Term Debt” to our Consolidated Financial Statements for more information related to the Notes issuance. Our cash position, working capital, and debt obligations as of December 31, 2012, 2011, and 2010 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto elsewhere in this report.

	December 31,
	2012	2011	2010
Cash and cash equivalents	$28,021	$25,437	$26,293
Working capital	$40,650	$40,405	$22,387
Borrowings from senior secured credit facilities and Notes	$196,852	$196,241	$195,692
Other debt obligations	25,673	30,023	43,932

Total debt obligations	$222,525	$226,264	$239,624

The increase of $0.2 million in working capital in 2012 was primarily due to an increase of $2.6 million in cash, offset by a corresponding decrease in accounts receivable resulting from increased cash collections during the year. To manage our working capital, we focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital. Our days sales outstanding (“DSO”) remained stable at 48 days as of December 31, 2012, and 2011. We will continue to focus on our accounts receivable collections and DSO. If the recent negative sales trends continue throughout 2013, it will significantly affect our cash flows from operations in the future.

We believe that our current cash balance of $28.0 million, availability under the 2012 Credit Agreement and additional cash flows provided by operations should be adequate to cover the next twelve months’ working capital needs, debt service requirements which consists of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of December 31, 2012, or the issuance of additional debt which is dependent on availability of third party financing. See “Debt Obligations” section for further information related to our current credit facility.

We generate the majority of our revenue from sales of services and products provided to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.

We may buy our own bonds or equity securities from time to time in the open market or in private transactions. While we have not been actively seeking growth through acquisition during the last three years, the executive team continues to selectively evaluate potential acquisitions.

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

2012 Credit Agreement

On January 27, 2012, we entered into a new Credit Agreement (the “2012 Credit Agreement”) and terminated the 2010 Credit Agreement. The 2012 Credit Agreement provides revolving loans in an aggregate principal amount not to exceed $50.0 million with a Canadian sublimit of $5.0 million, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of June 15, 2016.

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

As of December 31, 2012, we did not have any outstanding debt under the 2012 Credit Agreement.

As of December 31, 2012, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $44.7 million. Standby letters of credit aggregating $2.9 million reduced our borrowing availability under the 2012 Credit Agreement to $41.8 million as of December 31, 2012.

Foreign Credit Agreement

In the third quarter of 2012, UDS, ARC’s Chinese operations, entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of December 31, 2012. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under the Notes and senior secured credit facilities.

	As of December 31, 2012
		Available
		Borrowing	Interest
	Balance	Capacity	Rate
	(Dollars in thousands)
Notes (1)	$200,000	$—	10.50%
Foreign revolving facilities	1,985	1,181	0.60%
Domestic revolving facility	—	41,803	—

	$201,985	$42,984

(1)	Notes balance shown gross of discount of $3.1 million as of December 31, 2012.

Seller Notes. As of December 31, 2012, we had $0.2 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2013 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of December 31, 2012 and 2011, we did not have any significant off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments

Our future contractual obligations as of December 31, 2012, are as follows:

		Less than				More than
	Total	1 year	1 to 3 years	3 to 5 years		5 years
	(Dollars in thousands)
Debt obligations and Notes	$202,228	$2,159	$69	$200,000	(1)	$—
Capital lease obligations	23,445	11,104	10,533	1,808		—
Interest on long-term debt, Notes and capital leases	84,580	22,350	42,900	19,330		—
Operating lease	53,758	19,718	24,198	9,028		814

Total	$364,011	$55,331	$77,700	$230,166		$814

(1)	Notes balance of $200.0 million shown gross of discount of $3.1 million as of December 31, 2012.

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of December 31, 2012, we have potential future earnout obligations for acquisitions consummated before the adoption of Accounting Standards Codification (ASC) 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805, Business Combinations, are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

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

Impairment of Long-Lived Assets

We periodically assess potential impairments of our long-lived assets in accordance with the provisions of Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

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

Our operating segments have been negatively affected by the drop in commercial and residential construction resulting from the current economic downturn. Before assessing our goodwill for impairment, we evaluated, as described above, the long-lived assets in our operating segments for impairment in 2012, 2011 and 2010 given the reduced level of expected sales, profits and cash flows. Based on this assessment, there was no impairment in 2012, 2011 or 2010. Given the current economic environment, we have and will continue to monitor the need to test our long-lived assets for impairment as required by ASC 805, Business Combinations.

Goodwill

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

At September 30, 2012, absent the fact that we assess goodwill for impairment annually as of September 30, we determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) our underperformance relative to our plan in the third quarter of 2012 (2) the performance against plan of reporting units which previously had goodwill impairment (3) the economic environment, and (4) the continued decrease in large and small format printing at our service centers, which our management believes is partly due to customers’ increasing adoption of technology. Our analysis indicated that seven of our 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2012 that would require an additional impairment test.

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

The results of step one of the goodwill impairment test, as of September 30, 2012, were as follows:

	Reporting Number of	Representing
	Units	Goodwill of
No goodwill balance	11	$—
Reporting units failing step one that continue to carry a goodwill balance	5	24,094
Fair value of reporting unit exceeds its carrying value by 11%—20%	2	28,196
Fair value of reporting unit exceeds its carrying value by 20%—40%	4	91,180
Fair value of reporting unit exceeds its carrying value by more than 40%	5	69,138

	27	$212,608

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

Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles – Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

Revenue Recognition

We apply the provisions of ASC 605, Revenue Recognition. In general, we recognize revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.

We recognize revenues from Traditional Reprographics, Color Services and onsite services when services have been rendered, while revenues from the sale of equipment and supplies are recognized upon delivery to the customer or upon customer pickup.

We have established contractual pricing for certain large national customer accounts. These contracts generally establish uniform pricing at all service centers for Global Services. Revenues earned from our Global Services are recognized in the same manner as non-Global Services revenues.

Revenues derived from our Digital Services include hosted software licensing activities, which are recognized ratably over the term of the license.

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

As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of December 31, 2012, the valuation allowance against certain deferred tax assets was $78.3 million.

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

Allowance for Doubtful Accounts

We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2012, 2011, and 2010, we recorded expenses of $0.5 million, $1.0 million, and $1.0 million, respectively, related to the allowance for trade receivables.

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

Total stock-based compensation for the years ended December 31, 2012, 2011 and 2010 was $2.0 million, $4.3 million, and $5.9 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of ASC 718, Compensation—Stock Compensation, the excess tax benefit resulting from stock-based compensation, in our Consolidated Statements of Cash Flows, is classified as cash flows from financing activities.

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

As of December 31, 2012, we had $222.5 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of December 31, 2012, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

Item 8. Financial Statements and Supplementary Data

Our financial statements and the accompanying notes that are filed as part of this report are listed under “Part IV, Item 15. Financial Statements Schedules and Reports” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report on Form 10-K, except for our quarterly results of operations, which are included in Item 7 of this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes to internal control over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ARC Document Solutions, Inc.

Walnut Creek, California

We have audited the internal control over financial reporting of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated March 13, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 13, 2013

Item 9B. Other Information

On March 13, 2013, we entered into an amendment to our employment agreement with Rahul K. Roy, our Chief Technology Officer. The amendment is effective March 2, 2013 and provides for (1) the elimination of the Special Benefits, or perquisites, allowance and (2) an increase in Mr. Roy’s Base Salary from $500,000 to $575,000, as those terms are defined in his Amended and Restated Executive Employment Agreement dated March 21, 2011 (the “2011 Employment Agreement”). Taking into consideration the temporary base salary reductions agreed to by Mr. Roy in the 2011 Employment Agreement and the further voluntary temporary base salary announced by the Company in 2012, Mr. Roy’s Base Salary will be $525,000 for the duration of the temporary reductions. The foregoing description of the amendment is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.43 to this Annual Report on Form 10-K.

In connection with the Company’s name change to ARC Document Solutions, Inc. effective December 31, 2012, on March 12, 2013, the Company filed a restated certificate of incorporation. The restated certificate of incorporation, effective as of March 12, 2013, served solely to incorporate the Company’s name change into the certificate of incorporation from the certificate of ownership and merger filed on December 24, 2012. The foregoing description is qualified in its entirety by reference to the full text of the restated certificate of incorporation, which is filed as Exhibit 3.2 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2013 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2012, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2013 annual meeting of stockholders and is set forth under “Executive Compensation.”

The information in the section of the proxy statement for our 2013 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2013 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2013 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the proxy statement for our 2013 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements

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

(3) Exhibits

See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC:

Index to Exhibits

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.*

3.3	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

4.2	Indenture, dated December 1, 2010, among ARC Document Solutions, certain subsidiaries of ARC Document Solutions as guarantors thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 2, 2010).

4.3	Form of 10.5% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 2, 2010).

4.4	Registration Rights Agreement, dated December 1, 2010, among ARC Document Solutions, certain subsidiaries of ARC Document Solutions as guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on December 2, 2010).

10.1	Credit Agreement, dated as of January 27, 2012, by and among ARC Document Solutions, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent and Wells Fargo Capital Finance Corporation Canada, as Canadian Agent and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).

10.2	Guaranty and Security Agreement, dated as of January 27, 2012, by and among ARC Document Solutions and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 2, 2012).

10.3	Canadian Guaranty and Security Agreement, dated as of January 27, 2012, by and among ARC Reprographics Canada Corp. and ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 2, 2012).

10.4	ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.5	Amendment No. 1 to ARC Document Solutions 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.6	Amendment No. 2 to ARC Document Solutions 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.7	Amendment No. 3 to ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

10.8	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.9	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.10	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.11	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.12	Form of ARC Document Solutions Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.13	Form of ARC Document Solutions Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.14	Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).^

10.15	Lease Agreement, for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, dated November 19, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.17	Lease Agreement for the premises commonly known as 835 West Julian Street, San Jose, CA, dated February 1, 2009, by and between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18	Amendment to Lease for the premises commonly known as 835 West Julian Street, San Jose, CA, dated effective February 1, 2009, by and between Sumo Holdings San Jose, LLC, Landlord, and American Reprographics Company, L.L.C. Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.19	Lease Agreement for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated April 1, 19999, by and between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.20	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.21	Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between OCB, LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.22	Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between Sumo Holdings Irvine LLC, Lessor, and OCB, LLC, Lessee, (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.23	Lease Agreement for the premises commonly known as 1322 V Street, Sacramento, CA, dated December 1, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.25	Lease Agreement for the premises commonly known as 345 Clinton Street, Costa Mesa, CA, dated September 23, 2003, by and between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.26	Lease Agreement for the premises commonly known as 616 Monterey Pass Road, Monterey Park, CA, by and dated November 19, 1997, between Dieterich-Post Company and American Reprographics Company, L.L.C. (as successor lessee) (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 1, 2007).

10.27	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dieterich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.28	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.29	Amended and Restated Employment Agreement, dated March 21, 2012, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10. 1 to the Registrant’s Form 8-K (filed on March 21, 2011).^

10.30	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (filed on February 21, 2012).^

10.31	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.32	Amended and Restated Employment Agreement, dated March 21, 2011, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 21, 2011).^

10.33	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.34	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.35	First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).^

10.36	Amended and Restated Executive Employment Agreement, dated March 21, 2011, between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 21, 2011). ^

10.37	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.38	Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009 (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K filed on February 26, 2010). ^

10.39	Executive Employment Agreement, dated April 14, 2011, between American Reprographics Company and Jorge Avalos, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2011).^

10.40	Separation Agreement, dated April 13, 2011, between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 21, 2011).^

10.41	Executive Employment Agreement, dated July 18, 2011, between American Reprographics Company and John E.D. Toth, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2011).^

10.42	Form of Indemnification Agreement between ARC Document Solutions, Inc. and each of its Directors and Executive Officers.*

10.43	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 13, 2013, between ARC Document Solutions, Inc. and Mr. Rahul K. Roy.*^

21.1	List of Subsidiaries.*

Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
^	Indicates management contract or compensatory plan or agreement

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

ARC DOCUMENT SOLUTIONS

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer

Date: March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2013

/s/ JOHN E.D. TOTH John E.D. Toth	Chief Financial Officer (Principal Financial Officer)	March 13, 2013

/s/ JORGE AVALOS Jorge Avalos	Chief Accounting Officer (Principal Accounting Officer)	March 13, 2013

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 13, 2013

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	March 13, 2013

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 13, 2013

/s/ JAMES F. MCNULTY James F. McNulty	Director	March 13, 2013

/s/ MARK W. MEALY Mark W. Mealy	Director	March 13, 2013

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ARC Document Solutions, Inc.

Walnut Creek, California

We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also include the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARC Document Solutions, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Francisco, CA

March 13, 2013

ARC DOCUMENT SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$28,021	$25,437
Accounts receivable, net of allowances for accounts receivable of $2,634 and $3,309	51,855	54,713
Inventories, net	14,251	12,107
Prepaid expenses	3,277	3,999
Other current assets	6,819	7,541

Total current assets	104,223	103,797
Property and equipment, net of accumulated depreciation of $197,830 and $191,598	56,471	55,084
Goodwill	212,608	229,315
Other intangible assets, net	34,498	45,127
Deferred financing fees, net	4,219	4,574
Deferred income taxes	1,246	1,368
Other assets	2,574	2,092

Total assets	$415,839	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$21,215	$21,787
Accrued payroll and payroll-related expenses	6,774	7,292
Accrued expenses	22,321	19,308
Current portion of long-term debt and capital leases	13,263	15,005

Total current liabilities	63,573	63,392
Long-term debt and capital leases	209,262	211,259
Deferred income taxes	28,936	26,447
Other long-term liabilities	3,231	3,194

Total liabilities	305,002	304,292

Commitments and contingencies (Note 8)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,274 and 46,235 shares issued and 46,262 and 45,235 shares outstanding	46	46
Additional paid-in capital	102,510	99,728
Retained earnings	695	32,663
Accumulated other comprehensive income (loss)	689	(1,760)

	103,940	130,677
Less cost of common stock in treasury, 12 and 0 shares	44	—

Total ARC Document Solutions, Inc. stockholders’ equity	103,896	130,677
Noncontrolling interest	6,941	6,388

Total equity	110,837	137,065

Total liabilities and equity	$415,839	$441,357

The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Service sales	$350,260	$368,213	$384,549
Equipment and supplies sales	55,858	54,519	57,090

Total net sales	406,118	422,732	441,639
Cost of sales	282,599	288,434	299,307

Gross profit	123,519	134,298	142,332
Selling, general and administrative expenses	93,073	101,315	107,744
Amortization of intangible assets	11,035	18,715	11,657
Goodwill impairment	16,707	65,444	38,263
Restructuring expense	3,320	—	—

Loss from operations	(616)	(51,176)	(15,332)
Other income, net	(100)	(103)	(156)
Interest expense, net	28,165	31,104	24,091
Loss on early extinguishment of debt	—	—	2,509

Loss before income tax provision (benefit)	(28,681)	(82,177)	(41,776)
Income tax provision (benefit)	2,784	50,931	(14,186)

Net loss	(31,465)	(133,108)	(27,590)
(Income) loss attributable to noncontrolling interest	(503)	21	88

Net loss attributable to ARC Document Solutions, Inc. shareholders	$(31,968)	$(133,087)	$(27,502)

Loss per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.70)	$(2.93)	$(0.61)

Diluted	$(0.70)	$(2.93)	$(0.61)

Weighted average common shares outstanding:
Basic	45,668	45,401	45,213
Diluted	45,668	45,401	45,213

The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(31,465)	$(133,108)	$(27,590)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax effect of $32, $100 and $36	345	449	854
Gain on derivative, net of tax effect of $638	—	—	1,125
Amortization of derivative, net of tax effect of $1,285 and $2,127	2,154	3,565	—

Other comprehensive income, net of tax	2,499	4,014	1,979
Comprehensive loss	(28,966)	(129,094)	(25,611)
Comprehensive income attributable to noncontrolling interest	553	212	159

Comprehensive loss attributable to ARC Document Solutions, Inc. shareholders	$(29,519)	$(129,306)	$(25,770)

The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except per share data)

ARC Document Solutions, Inc. Shareholders

					Accumulated
	Common Stock		Additional		Other	Common
		Par	Paid-In	Retained	Comprehensive	Stock in	Noncontrolling	Total
	Shares	Value	Capital	Earnings	Income (loss)	Treasury	Interest	Equity
Balance at December 31, 2009	45,665	$46	$89,982	$200,961	$(7,273)	$(7,709)	$6,017	$282,024
Stock-based compensation	15		5,922					5,922
Issuance of common stock under Employee Stock Purchase Plan	9		64					64
Stock options exercised	47		242					242
Net tax benefit from stock-based compensation			41					41
Comprehensive loss				(27,502)	1,732		159	(25,611)

Balance at December 31, 2010	45,736	$46	$96,251	$173,459	$(5,541)	$(7,709)	$6,176	$262,682
Stock-based compensation	470		4,271					4,271
Issuance of common stock under Employee Stock Purchase Plan	12		50					50
Stock options exercised	17		108					108
Tax deficiency from stock-based compensation, net of tax benefit			(952)					(952)
Retirement of 447 treasury shares				(7,709)		7,709		—
Comprehensive loss				(133,087)	3,781		212	(129,094)

Balance at December 31, 2011	46,235	$46	$99,728	$32,663	$(1,760)	$—	$6,388	$137,065
Stock-based compensation	6		1,999					1,999
Issuance of common stock under Employee Stock Purchase Plan	6		28					28
Stock options exercised	15		79					79
Tax benefit from stock-based compensation, net of tax deficiency			676					676
Treasury shares	12					(44)		(44)
Comprehensive loss				(31,968)	2,449		553	(28,966)

Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837

The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities
Net loss	$(31,465)	$(133,108)	$(27,590)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	456	1,034	966
Depreciation	28,487	29,161	33,992
Amortization of intangible assets	11,035	18,715	11,657
Amortization of deferred financing costs	1,088	887	1,491
Amortization of bond discount	611	549	44
Goodwill impairment	16,707	65,444	38,263
Stock-based compensation	1,999	4,271	5,922
Excess tax benefit related to stock-based compensation	—	—	(58)
Deferred income taxes	(6,433)	673	(12,657)
Deferred tax valuation allowance	9,750	68,546	—
Restructuring expense, non-cash portion	2,379	—	—
Loss on early extinguishment of debt	—	—	2,509
Amortization of derivative, net of tax effect	2,154	3,565	—
Other noncash items, net	321	(417)	340
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	2,533	(2,582)	469
Inventory	(3,005)	(1,170)	8
Prepaid expenses and other assets	1,032	(453)	(4,098)
Accounts payable and accrued expenses	(97)	(5,947)	2,666

Net cash provided by operating activities	37,552	49,168	53,924

Cash flows from investing activities
Capital expenditures	(20,348)	(15,553)	(8,634)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(823)	(870)
Payment for swap transaction	—	(9,729)	—
Other	323	923	1,002

Net cash used in investing activities	(20,025)	(25,182)	(8,502)

Cash flows from financing activities
Proceeds from stock option exercises	79	108	242
Proceeds from issuance of common stock under Employee Stock Purchase Plan	28	62	51
Excess tax benefit related to stock-based compensation	—	—	58
Proceeds from bond issuance	—	—	195,648
Payments on long-term debt agreements and capital leases	(15,601)	(25,179)	(238,989)
Net borrowings (repayments) under revolving credit facility	1,266	701	(1,536)
Payment of deferred financing costs	(839)	(799)	(4,473)

Net cash used in financing activities	(15,067)	(25,107)	(48,999)

Effect of foreign currency translation on cash balances	124	265	493

Net change in cash and cash equivalents	2,584	(856)	(3,084)
Cash and cash equivalents at beginning of period	25,437	26,293	29,377

Cash and cash equivalents at end of period	$28,021	$25,437	$26,293

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$23,277	$25,215	$20,627
Income taxes (received) paid, net	$(122)	$(13,488)	$1,395
Noncash investing and financing activities:
Capital lease obligations incurred	$10,047	$10,678	$10,305
Liabilities in connection with the acquisition of businesses	$—	$548	$231
Liabilities in connection with deferred financing costs	$—	$107	$440
Gain on derivative, net of tax effect	$—	$—	$1,125

The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data or where otherwise noted)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Effective December 31, 2012, American Reprographics Company changed its name to ARC Document Solutions, Inc.

ARC Document Solutions, Inc. (“ARC Document Solutions”, “ARC” or the “Company”) provides specialized document management services to businesses of all types, with an emphasis on the non-residential segment of the architectural, engineering and construction (“AEC”) industry. ARC is the largest and leading document solutions provider to the North American AEC industry offering a variety of services including: Onsite Services, Traditional Reprographics, Color Services, and Digital Services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

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

Beginning with this annual filing on Form 10-K, the Company’s statement of operations will reflect net sales reporting under two categories for all periods presented – “Service sales” and “Equipment and supplies sales” – replacing the historical revenue categories of “Reprographics services,” “Facilities management,” and “Equipment and supplies sales.” In an effort to increase visibility into the nature and changing dynamics of ARC’s business, the broader category of “Service sales” will allow the Company to better report distinct sales recognized from its Traditional Reprographics Services, Onsite Services, Color Services, and Digital Services. Under its previous revenue reporting structure, Traditional Reprographics, Color Services, and Digital Services were blended in “Reprographics services.” See Note 2 “Summary of Significant Accounting Policies” for further information.

Risk and Uncertainties

The Company generates the majority of its revenue from sales of services and products provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. A downturn in the AEC industry would diminish demand for some of ARC’s services and products , and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.

As part of the Company’s growth strategy, ARC intends to continue to offer and grow a variety of service offerings that are relatively new to the Company. The success of the Company’s efforts will be affected by its ability to acquire new customers for the Company’s new service offerings as well as sell the new service offerings to existing customers. The Company’s inability to successfully market and execute these relatively new service offerings could significantly affect its business and reduce its long term revenue, resulting in an adverse effect on its results of operations and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased. UDS, the Company’s operations in China, held $15.7 million of the Company’s cash and cash equivalents as of December 31, 2012.

The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, the United Kingdom and China, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Concentrations of Credit Risk and Significant Vendors

Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 4% of net sales during the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 31%, 32% and 32% for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2012, 2011 and 2010 comprised approximately 34%, 37%, and 41% respectively, of the Company’s total purchases of inventory and supplies.

Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2012, 2011, and 2010 the Company recorded expenses of $0.5 million, $1.0 million and $1.0 million, respectively, related to the allowance for doubtful accounts.

Inventories

Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2012 and 2011, the reserves for inventory obsolescence amounted to $1.1 million and $0.9 million, respectively.

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

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines the deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which it makes such a determination. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of December 31, 2012 and 2011, the valuation allowance against certain deferred tax assets was $78.3 million and $68.5 million, respectively.

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

The Company’s effective income tax rate differs from the statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets in 2012 and 2011, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, the Domestic Production Activities Deduction, and other discrete items. See Note 9 “Income taxes” for further information.

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

The Company accounts for computer software costs developed for internal use in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 6 “Property and Equipment”) includes $0.6 million and $0.9 million of capitalized software development costs as of December 31, 2012 and 2011, respectively, net of accumulated amortization of $17.1 million and $16.3 million as of December 31, 2012 and 2011, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.5 million, $0.9 million and $1.1 million during the years ended December 31, 2012, 2011 and 2010, respectively.

Impairment of Long-Lived Assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the divisional level.

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

The reporting units of the Company have been negatively affected by the decline in the Company’s sales. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment in 2012, 2011 and 2010. Based on these assessments, there were no impairments in 2012, 2011 or 2010.

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

Deferred Financing Costs

Direct costs incurred in connection with debt agreements are capitalized as incurred and amortized based on the effective interest method for the 10.5% senior secured notes due 2016 (the “Notes”) and on the straight line method for the Company’s $50 million credit agreement (the “2012 Credit Agreement”). At December 31, 2012 and 2011, the Company had deferred financing costs of $4.2 million and $4.6 million, respectively, net of accumulated amortization of $1.9 million and $1.0 million, respectively.

In 2012, the Company added $0.6 million of deferred financing costs related to its 2012 Credit Agreement. In 2011, the Company added $0.5 million of deferred financing costs related to its Notes and its previous $50 million credit agreement. In December 2010, the Company wrote off $2.5 million of deferred financing costs due to the extinguishment, in full, of its previous credit agreement, and added $4.9 million of deferred financing costs related to its Notes and its previous $50 million credit agreement.

Derivative Financial Instruments

Historically, the Company enters into derivative instruments to manage its exposure to changes in interest rates. These instruments allow the Company to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. Such agreements are designated and accounted for under ASC 815, Derivatives and Hedging. Derivative instruments are recorded at fair value as either assets or liabilities in the Consolidated Balance Sheets.

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $13.7 million and $10.3 million as of December 31, 2012 and 2011, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2012 for its Notes and its subordinated notes payable is $200.0 million and $0.2 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and its subordinated notes payable is $198.0 million and $0.2 million, respectively, as of December 31, 2012.

Interest rate hedge agreements: The fair value of the interest rate swap was based on market interest rates using a discounted cash flow model and an adjustment for counterparty risk. See Note 13 “Fair Value Measurements” for further information.

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

The Company is self-insured for healthcare benefits, with a stop-loss at $225 thousand. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s results could be materially affected by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.

Commitments and Contingencies

In the normal course of business, the Company estimates potential future loss accruals related to legal, workers’ compensation, healthcare, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.

Revenue Recognition

The Company applies the provisions of ASC 605, Revenue Recognition. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) shipment of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.

The Company recognizes service revenue when services have been rendered, while revenues from the resale of equipment and supplies are recognized upon delivery to the customer or upon customer pickup. Revenue from equipment service agreements are recognized over the term of the service agreement.

The Company has established contractual pricing for certain large national customer accounts (“Global Services”). These contracts generally establish uniform pricing at all operating segments for Global Services. Revenues earned from the Company’s Global Services are recognized in the same manner as non-Global Services revenues.

Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $12.9 million, $14.8 million, and $17.8 million for the years ended December 31, 2012, 2011, and 2010 respectively.

Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2012, 2011 and 2010.

Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.

Comprehensive Income (Loss)

The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the Amended Swap Transaction, net of taxes. The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Company’s previous credit agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion was stored in other comprehensive income and was amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.

Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.

Segment and Geographic Reporting

The provisions of ASC 280, Segment Reporting, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the Company’s Chief Executive Officer and Chief Operating Officer, who, acting jointly, are deemed to be the chief operating decision makers. Based on the fact that operating segments have similar products and services, classes of customers, production processes and economic characteristics, the Company is deemed to operate as a single reportable segment.

Net sales of the Company’s principle services and products were as follows:

	Year Ended December 31,
	2012	2011	2010
Service Sales
Traditional reprographics	$126,785	$145,449	$173,364
Color	79,080	84,062	81,552
Digital	35,578	38,020	39,639

Subtotal (1)	241,443	267,531	294,555
Onsite services (2)	108,817	100,682	89,994

Total service sales	350,260	368,213	384,549
Equipment and supplies sales	55,858	54,519	57,090

Total net sales	$406,118	$422,732	$441,639

(1)	For comparison purposes this subtotal agrees with reprographics services historically reported.
(2)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States have been small but growing. See table below for revenues and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations.

	2012			2011			2010
		Foreign			Foreign			Foreign
	U.S.	Countries	Total	U.S.	Countries	Total	U.S.	Countries	Total
Revenues from external customers	$353,763	$52,355	$406,118	$378,705	$44,027	$422,732	$404,513	$37,126	$441,639
Long-lived assets, net	$299,426	$10,944	$310,370	$325,795	$10,397	$336,192	$414,693	$8,855	$423,548

Advertising and Shipping and Handling Costs

Advertising costs are expensed as incurred and approximated $1.5 million, $1.7 million, and $1.9 million during the years ended December 31, 2012, 2011 and 2010, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.

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

Total stock-based compensation for the years ended December 31, 2012, 2011 and 2010, was $2.0 million, $4.3 million and $5.9 million, respectively and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In addition, upon the adoption of ASC 718, Income Taxes, the excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.

The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2012 and 2011 was $2.97, and $4.43 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the years ended December 31, 2012 and 2011:

	Year Ended
	December 31,
	2012	2011
Weighted average assumptions used:
Risk free interest rate	1.17%	2.01%
Expected volatility	54.8%	48.1%
Expected dividend yield	0.00%	0.00%

The Company did not issue any stock options in the fiscal year ended December 31, 2010.

Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2012 and 2011 was 7.1 years and 6.9 years, respectively.

For fiscal years 2012 and 2011, expected stock price volatility is based on a blended rate which combines the Company’s recent historical volatility with that of its peer groups for a period equal to the expected term. This blended method provides better information about future stock-price movements, until the Company has a more reliable historical period to rely upon. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 2% in 2012 and 0% in 2011. The Company’s assumed forfeiture rate is based on the historical forfeiture rate for employees at similar levels in the Company. The Company reviews its forfeiture rate at least on an annual basis.

As of December 31, 2012, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $4.5 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

For additional information, see Note 10 “Employee Stock Purchase Plan and Stock Option Plan.”

Research and Development Expenses

Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology and are expensed as incurred. In total, research and development amounted to $5.4 million, $4.9 million and $4.7 million during the fiscal years ended December 31, 2012, 2011 and 2010, respectively.

Noncontrolling Interest

The Company accounts for its investment in UNIS Document Solutions Co. Ltd., (“UDS”) under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS is consolidated in the Company’s financial statements from the date of commencement. Noncontrolling interest, which represents the 35 percent non-controlling interest in UDS, is reflected on the Company’s Consolidated Financial Statements.

Sales Taxes

The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.

Earnings Per Share

The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share are computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 2.3 million, 2.2 million and 2.2 million common stock options excluded as their effect would have been anti-dilutive for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.

Basic and diluted earnings per common share were calculated as follows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted average common shares outstanding during the period — basic	45,668	45,401	45,213
Effect of dilutive stock options	—	—	—

Weighted average common shares outstanding during the period — diluted	45,668	45,401	45,213

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08. The new guidance provides an entity the option, when testing for goodwill impairment, to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after performing a qualitative assessment, an entity determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment, and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). The adoption of ASU 2011-08 will have no effect to the Company’s Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or present net income and other comprehensive income in two separate but consecutive statements. The Company adopted provisions of ASU 2011-05 effective January 1, 2012, and has presented a new statement titled “Consolidated Statements of Comprehensive Income (Loss).”

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

3. RESTRUCTURING EXPENSES

To ensure that the Company’s costs and resources were in line with the Company’s current portfolio of services and products, and that the Company’s primary offerings were tied to growing markets, management initiated a restructuring plan in October of 2012. The restructuring plan implemented in the fourth quarter of 2012 included the closure of 33 of the Company’s service centers, which represents over 10% of the Company’s total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the upper management team, and allocated more resources into growing sales categories such as managed print services. The reduction in headcount totaled approximately 300 full-time employees, which represents approximately 10% of the Company’s total workforce.

Restructuring expenses in 2012 include employee termination costs, estimated lease termination and obligation costs and other restructuring expenses. The Company’s restructuring efforts will include additional service center closures in 2013, but a significantly lower number of closures compared to 2012. The Company estimates that 2013 closures will result in additional restructuring expenses of less than $1.0 million.

The following table summarizes restructuring expenses incurred in 2012:

Year Ended
December 31, 2012
Employee termination costs	$784
Estimated lease termination and obligation costs	2,168
Other restructuring expenses	368

Total restructuring expenses	$3,320

The changes in the restructuring liability for the year ended December 31, 2012 is summarized as follows:

Year Ended
December 31, 2012
Balance December 31, 2011	$—
Restructuring expenses	3,320
Payments	(940)
Adjustments	(81)

Balance, December 31, 2012	$2,299

4. ACQUISITIONS

During 2012, the Company had no business acquisitions.

During 2011, the Company acquired one Chinese business through UDS, its business venture with Unisplendour Corporation Limited (“Unisplendour”) for $1.4 million in the aggregate.

During 2010, the Company acquired one Chinese business through UDS for $0.6 million in the aggregate.

The results of operations of the companies acquired have been included in the Consolidated Financial Statements from their respective dates of acquisition.

For U.S. income tax purposes, $1.2 million of intangibles resulting from the acquisition completed during 2011 are amortized over a 15-year period. None of the Company’s acquisitions were related or contingent upon any other acquisitions.

During 2012, 2011 and 2010, the Company’s acquisitions were not material individually, or in the aggregate.

Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid to the former owners if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2012 is approximately $1.8 million.

5. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS

At September 30, 2012, absent the fact that the Company assesses goodwill for impairment annually as of September 30, the Company determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) the Company’s underperformance relative to its plan in the third quarter of 2012 (2) the performance against plan of reporting units which previously had goodwill impairment (3) the economic environment, and (4) the continued decrease in large and small format printing at the Company’s service centers, which the Company management believes is partly due to customers’ increasing adoption of technology. The Company’s analysis indicated that seven of its 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2012 that would require an additional impairment test.

Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles – Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are summarized as follows:

		Accumulated
		Impairment	Net Carrying
	Gross Goodwill	Loss	Amount
January 1, 2011	$405,558	$110,799	$294,759
Additions	—	—	—
Goodwill impairment	—	65,444	(65,444)

December 31, 2011	405,558	176,243	229,315

Additions	—	—	—
Goodwill impairment	—	16,707	(16,707)

December 31, 2012	$405,558	$192,950	$212,608

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate is accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. The effect of this change in 2012 and 2011 was an increase in amortization expense of approximately $3.2 million and $9.5 million, respectively. Trade names were amortized using the straight-line method. The Company retired the original trade names in April 2012.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2012 and December 31, 2011, which continue to be amortized:

	December 31, 2012			December 31, 2011
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Amortizable other intangible assets:
Customer relationships	$97,926	$64,024	$33,902	$97,509	$56,478	$41,031
Trade names and trademarks	20,350	19,754	596	20,320	16,231	4,089
Non-competition agreements	—	—	—	100	93	7

	$118,276	$83,778	$34,498	$117,929	$72,802	$45,127

Based on current information, estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2013	$6,607
2014	5,764
2015	5,220
2016	4,520
2017	4,003
Thereafter	8,384

$34,498

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2012	2011
Machinery and equipment	$231,879	$221,943
Buildings and leasehold improvements	18,182	20,047
Furniture and fixtures	4,240	4,692

	254,301	246,682
Less accumulated depreciation	(197,830)	(191,598)

	$56,471	$55,084

Depreciation expense was $28.5 million, $29.2 million, and $34.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The two facilities that the Company owns are subject to liens under its credit facility.

7. LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,	December 31,
	2012	2011
Borrowings from foreign Revolving Credit Facilities; 0.6% interest rate at December 31, 2012 and 2011	$1,985	$713
10.5% Senior Notes due 2016, net of discount of $3,148 and $3,759 at December 31, 2012 and 2011, respectively	196,852	196,241
Various subordinated notes payable; weighted average interest rate of 6.0% and 6.2% at December 31, 2012 and 2011, respectively; principal and interest payable monthly through September 2014	243	1,174
Various capital leases; weighted average interest rate of 7.5% and 8.5% interest rate at December 31, 2012 and 2011, respectively; principal and interest payable monthly through November 2017	23,445	28,136

	222,525	226,264
Less current portion	(13,263)	(15,005)

	$209,262	$211,259

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

2012 Credit Agreement

On January 27, 2012, the Company entered into a new Credit Agreement (the “2012 Credit Agreement”) and terminated its previous senior secured credit agreement. The 2012 Credit Agreement provides revolving loans in an aggregate principal amount not to exceed $50.0 million with a Canadian sublimit of $5.0 million, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of June 15, 2016.

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

As of and during the year ended December 31, 2012, the Company did not have any outstanding debt under the 2012 Credit Agreement.

As of December 31, 2012, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $44.7 million. Standby letters of credit aggregating $2.9 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $41.8 million as of December 31, 2012.

Foreign Credit Agreement

In the third quarter of 2012, UDS, ARC’s Chinese operations, entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of December 31, 2012. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2012 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2013	$2,159	$11,104
2014	69	6,987
2015	—	3,546
2016	200,000	1,471
2017	—	337
Thereafter	—	—

	$202,228	$23,445

Interest Rate Swap Transaction

On December 19, 2007, the Company entered into an interest rate swap transaction in order to hedge the floating interest rate risk on the Company’s long term variable rate debt.

In connection with the issuance of the Notes, the swap transaction no longer qualified as a cash flow hedge and was de-designated.

As of December 31, 2010, the swap transaction had a negative fair value of $9.7 million, all of which was recorded in accrued expenses. On January 3, 2011, the swap transaction was terminated and settled. For further information, see Note 12 “Derivatives and Hedging Transactions”.

8. COMMITMENTS AND CONTINGENCIES

The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2012:

	Third Party	Related Party	Total
Year ending December 31:
2013	$18,825	$893	$19,718
2014	13,322	154	13,476
2015	10,722	—	10,722
2016	6,030	—	6,030
2017	2,998	—	2,998
Thereafter	814	—	814

	$52,711	$1,047	$53,758

Total rent expense under operating leases, including month-to-month rentals, amounted to $26.3 million, $28.0 million, and $29.6 million during the years ended December 31, 2012, 2011 and 2010, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.

The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through March 2014. Rental expense on these facilities amounted to $1.1 million, $1.5 million and $1.5 million during the years ended December 31, 2012, 2011 and 2010, respectively.

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

On October 21, 2010, the plaintiff, a former employee, filed a class action civil complaint against defendants American Reprographics Company, LLC and American Reprographics Company in the Superior Court of California, County of Orange. The class action complaint seeks to represent all current and former non-exempt hourly employees who worked for Defendants in California since October 21, 2006. The civil complaint alleges causes of action for failure to provide meal periods and rest periods in violation of California Labor Code § 226.7 as well as several derivative claims. The civil complaint seeks recovery of wages, restitution, penalties, interest, equitable relief, attorneys’ fees and costs. The parties are currently engaged in pre-certification class discovery process. The Company cannot reasonably estimate the amount or range of possible loss, if any, at this time, and accordingly has not accrued for any potential liability in its Consolidated Financial Statements in connection with this matter.

In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material adverse effect on its consolidated financial position, results of operations or cash flows.

9. INCOME TAXES

The following table includes the consolidated income tax provision for federal, state, and local income taxes related to the Company’s total earnings before taxes for 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$59	$(16,449)	$(1,400)
State	370	353	157
Foreign	322	48	(286)

	751	(16,048)	(1,529)
Deferred:
Federal	1,356	57,249	(10,429)
State	489	8,321	(1,640)
Foreign	188	1,409	(588)

	2,033	66,979	(12,657)

Income tax provision (benefit)	$2,784	$50,931	$(14,186)

The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2012	2011
Deferred tax assets:
Financial statement accruals not currently deductible	$3,641	$3,307
Deferred revenue	617	504
State taxes	69	—
Fixed assets	5,079	6,359
Goodwill and other identifiable intangibles	38,015	40,109
Stock-based compensation	6,040	6,162
Federal tax net operating loss carryforward	21,237	9,541
State tax net operating loss carryforward, net	3,145	1,865
State tax credits, net	942	905
Foreign tax net operating loss carryforward	721	1,162

Gross deferred tax assets	79,506	69,914
Less: valuation allowance	(78,260)	(68,546)

Net deferred tax assets	1,246	1,368

Deferred tax liabilities:
Goodwill and other identifiable intangibles	$(28,936)	$(26,447)

Net deferred tax liabilities	$(27,690)	$(25,079)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	1	2	3
Foreign taxes	2	—	(1)
Goodwill impairment	(8)	(16)	(3)
Valuation allowance	(34)	(83)	—
Non-deductible expenses and other	(1)	(1)	(1)
Stock-based compensation	(4)	—	—
Discrete item	(1)	1	1

Effective income tax rate	(10)%	(62)%	34%

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2012 and 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance on certain deferred assets was needed.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.2 million as of December 31, 2012 are considered to be more likely than not to be realized. The valuation allowance of $78.3 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $4.1 million as of December 31, 2012 included in other current assets in its consolidated balance sheet primarily related to income tax refunds for prior years under audit.

As of December 31, 2012, the Company had approximately $60.7 million of consolidated federal, $59.3 million of state and $2.9 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2032. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2014 and 2017. The state net operating loss carryforwards expire in varying amounts between 2015 and 2032. The foreign net operating loss carryforwards expire in varying amounts between 2015 and 2032.

Goodwill impairment item represents non-deductible goodwill impairment related to stock acquired in prior years. Non-deductible other items include meals and entertainment and other items that, individually, are not significant.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008. In 2010, the IRS commenced an examination of the Company’s U.S. income tax return for 2008, which was completed in February of 2011. The IRS did not propose any adjustments to the Company’s 2008 U.S. income tax return. In 2011, the IRS commenced an examination of the Company’s 2009 and 2010 U.S. income tax returns. The IRS did not propose any adjustments to the Company’s 2009 and 2010 U.S. income tax returns as of December 31, 2012.

A reconciliation of the beginning and ending amount of unrecognized tax is as follows:

	2012	2011	2010
Beginning balance at January 1,	$—	$1,549	$1,557
Additions based on tax positions related to the current year	266	—	387
Reductions based on tax positions related to the prior year	—	(1,549)	—
Reductions for tax positions due to expiration of statute of limitations	—	—	(395)

Ending balance at December 31,	$266	$—	$1,549

All of the unrecognized tax benefits, reflected above affected the Company’s effective tax rate. The Company recognized a tax benefit of $1.5 million in 2011 due to the reduction, reflected above.

The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $27 and $92 is included in the ASC 740-10, Income Taxes, liability on the Company’s balance sheet as of December 31, 2012 and 2010, respectively.

10. EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN

Employee Stock Purchase Plan

Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2012, 2011 and 2010 was $5 thousand, $9 thousand and $11 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2012	2011	2010
Shares purchased	6	12	9
Average price per share	$4.51	$4.22	$7.10

Stock Plan

The Company’s Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount will automatically increase annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2012, 2.1 million shares remain available for grant under the Stock Plan.

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

In 2012 and 2011, the Company granted options to acquire a total of 631 thousand shares and 55 thousand shares, respectively, of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the respective dates of grant.

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

The number of shares of Company common stock subject to outstanding options did not change as a result of the exchange offer. New options issued as part of the exchange offer are subject to a two-year vesting schedule, with 50% of the shares subject to an option vesting on the one-year anniversary of the date of grant of the replacement option, and the remaining 50% of the shares subject to an option vesting on the two-year anniversary of the date of grant of the replacement option. The new options will expire 10 years from the date of grant of the replacement options, unless earlier terminated. In accordance with ASC 718, Compensation – Stock Compensation, the Company measured the new fair value of the replacement options and also revalued the original options as of the date of modification. The excess fair value of the replacement options over the re-measured value of the original options represents incremental compensation cost. The total incremental cost of the replacement options is approximately $2.4 million, of which $0.5 million, $1.2 million were recognized for the years ended December 31, 2011 and 2010, respectively.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2012
			Weighted
		Weighted	Average	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Life	Value
	Shares	Price	(In years)	(In thousands)
Outstanding at December 31, 2010	2,157	$7.81
Granted	55	$8.72
Exercised	(17)	$6.37
Forfeited/Cancelled	(29)	$8.20

Outstanding at December 31, 2011	2,166	$7.83
Granted	631	$5.35
Exercised	(15)	$5.25
Forfeited/Cancelled	(446)	$5.41

Outstanding at December 31, 2012	2,336	$7.64	6.73	$0

Vested or expected to vest at December 31, 2012	2,322	$7.64	6.73	$0

Exercisable at December 31, 2012	1,665	$8.49	5.68	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $1, $45 and $152, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2012, and changes during the fiscal year then ended is as follows:

		Weighted
		Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2011	79	$3.88
Granted	631	$2.97
Vested	(27)	$3.46
Forfeited/Cancelled	(12)	$2.96

Non-vested at December 31, 2012	671	$3.11

The following table summarizes certain information concerning outstanding options at December 31, 2012:

Range of Exercise Price	Options Outstanding at December 31, 2012
$3.99 – $5.85	797
$6.14 – $9.03	1,489
$23.85 – $35.42	50

$3.99 – $35.42	2,336

Restricted Stock

The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $50 thousand.

In 2012, the Company granted 9 thousand shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective date the restricted stock was granted. The shares of restricted stock granted to the non-employee board members will vest on the one-year anniversary of the grant date.

In 2011, the Company granted 465 thousand shares of restricted stock to certain key employees, and 6 thousand shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective dates the restricted stock was granted. The shares of restricted stock granted to certain key employees will vest ratably over four years. The shares of restricted stock granted to the non-employee board members will vest on the one-year anniversary of the grant date.

In 2010, the Company granted 5 thousand shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective dates the restricted stock was granted. The shares of restricted stock granted to the non-employee board members vested on the one-year anniversary of the grant date.

The Company recognized compensation expense from restricted stock of $1.6 million, $2.1 million and $1.3 million in 2012, 2011 and 2010, respectively.

11. RETIREMENT PLANS

The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. During a portion 2009, the Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. An independent third party administers the Company’s 401(k) Plan. The Company did not make any discretionary contributions to its 401(k) plan in 2012, 2011 or 2010.

12. DERIVATIVES AND HEDGING TRANSACTIONS

As of December 31, 2012, the Company was not party to any derivative or hedging transactions.

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

As of December 31, 2012, there were no costs deferred in Accumulated Other Comprehensive Loss (“AOCL”).

The following table summarizes the effect of the Amended Swap Transaction on the Consolidated Statements of Operations for the year ended December 31, 2012, 2011 and 2010:

	Amount of Gain or (Loss)			Amount of Gain or (Loss)
	Reclassified from AOCL into Income			Recognized in Income
	(effective portion)			(ineffective portion)
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Location of Loss Reclassified from AOCL into Income
Interest expense	$3,440	$5,691	$7,724	$—	$—	$574

The following table summarizes the loss recognized in income of derivatives, not designated as hedging instruments under ASC 815, Derivatives and Hedging for the year ended December 31, 2012 and 2011:

	Amount of Gain or (Loss) Recognized in AOCL on Derivative
	Year Ended December 31,
	2012	2011
Derivative not designated as hedging instrument under ASC 815, Derivatives and Hedging
Amended Swap Transaction	$—	$(120)
Tax effect	—	45

Amended Swap Transaction, net of tax effect	$—	$(75)

13. FAIR VALUE MEASUREMENTS

In accordance with ASC 820, Fair Value Measurement, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy as set forth below. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:

Level 1—inputs to the valuation methodology are quoted prices (unadjusted) for identical assets, including cash and cash equivalents, or liabilities in active markets.

Level 2—inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3—inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2012 and 2011:

	Significant Other Unobservable Inputs
	December 31,
	2012		2011
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure
Goodwill	$212,608	$16,707	$229,315	$65,444

Fair value measurements of assets and liabilities are used primarily in the impairment analysis of goodwill using discounted cash flows with Level 3 inputs in the fair value hierarchy. In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, goodwill was written down to its implied fair value of $212.6 million and $229.3 million as of December 31, 2012 and 2011, respectively, resulting in an impairment charge of $16.7 million and $65.4 million during the year ended December 31, 2012 and 2011. See Note 2, “Summary of Significant accounting policies” and Note 5, “Goodwill and other intangibles resulting from business acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

14. CONSOLIDATING CONDENSED FINANCIAL STATEMENTS

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

Consolidating Condensed Balance Sheet

December 31, 2012

(Dollars in thousands)

	ARC
	Document	Guarantor	Non-Guarantor
	Solutions, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$17,056	$—	$28,021
Accounts receivable, net	—	45,289	6,566	—	51,855
Intercompany operations	146,475	4,869	—	(151,344)	—
Inventories, net	—	9,426	4,825	—	14,251
Prepaid expenses	—	2,732	545	—	3,277
Other current assets	—	5,854	965	—	6,819

Total current assets	146,475	79,135	29,957	(151,344)	104,223
Property and equipment, net	—	48,484	7,987	—	56,471
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	151,015	14,233	—	(165,248)	—
Other intangible assets, net	—	32,327	2,171	—	34,498
Deferred financing costs, net	4,219	—	—	—	4,219
Deferred income taxes	—	—	1,246	—	1,246
Other assets	—	1,788	786	—	2,574

Total assets	$301,709	$388,575	$42,147	$(316,592)	$415,839

Liabilities and Equity
Current liabilities:
Accounts payable	$1	$19,395	$1,819	$—	$21,215
Accrued payroll and payroll-related expenses	—	6,460	314	—	6,774
Accrued expenses	951	17,230	4,140	—	22,321
Intercompany loans	—	143,450	7,894	(151,344)	—
Current portion of long-term debt and capital leases	—	9,909	3,354	—	13,263

Total current liabilities	952	196,444	17,521	(151,344)	63,573
Long-term debt and capital leases	196,861	10,945	1,456	—	209,262
Deferred income taxes	—	28,900	36	—	28,936
Other long-term liabilities	—	1,271	1,960	—	3,231

Total liabilities	197,813	237,560	20,973	(151,344)	305,002

Commitments and contingencies

Total equity	103,896	151,015	21,174	(165,248)	110,837

Total liabilities and equity	$301,709	$388,575	$42,147	$(316,592)	$415,839

Consolidating Condensed Balance Sheet

December 31, 2011

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$11,706	$13,731	$—	$25,437
Accounts receivable, net	—	49,435	5,278	—	54,713
Intercompany operations	295	4,667	(4,962)	—	—
Inventories, net	—	7,772	4,335	—	12,107
Prepaid expenses	77	3,145	777	—	3,999
Other current assets	—	6,637	904	—	7,541

Total current assets	372	83,362	20,063	—	103,797
Property and equipment, net	—	47,431	7,653	—	55,084
Goodwill	—	227,812	1,503	—	229,315
Investment in subsidiaries	154,813	14,476	—	(169,289)	—
Other intangible assets, net	—	42,625	2,502	—	45,127
Deferred financing costs, net	4,574	—	—	—	4,574
Deferred income taxes	—	—	1,368	—	1,368
Other assets	—	1,850	242	—	2,092

Total assets	$159,759	$417,556	$33,331	$(169,289)	$441,357

Liabilities and Equity
Current liabilities:
Accounts payable	$113	$19,965	$1,709	$—	$21,787
Accrued payroll and payroll-related expenses	—	6,807	485	—	7,292
Accrued expenses	933	15,327	3,048	—	19,308
Intercompany loans	(168,206)	166,361	1,845	—	—
Current portion of long-term debt and capital leases	—	13,078	1,927	—	15,005

Total current liabilities	(167,160)	221,538	9,014	—	63,392
Long-term debt and capital leases	196,241	13,496	1,522	—	211,259
Deferred income taxes	—	26,447	—	—	26,447
Other long-term liabilities	—	1,262	1,932	—	3,194

Total liabilities	29,081	262,743	12,468	—	304,292

Commitments and contingencies
Total equity	130,678	154,813	20,863	(169,289)	137,065

Total liabilities and equity	$159,759	$417,556	$33,331	$(169,289)	$441,357

Consolidating Condensed Statement of Operations

December 31, 2012

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$353,763	$52,355	$—	$406,118
Cost of sales	—	241,910	40,689	—	282,599

Gross profit	—	111,853	11,666	—	123,519
Selling, general and administrative expenses	6	86,073	6,994	—	93,073
Amortization of intangible assets	—	10,673	362	—	11,035
Goodwill impairment	—	15,204	1,503	—	16,707
Restructuring expense	—	3,267	53	—	3,320

(Loss) income from operations	(6)	(3,364)	2,754	—	(616)
Other expense (income), net	—	(100)	—	—	(100)
Interest expense (income), net	22,969	5,305	(109)	—	28,165

(Loss) income before equity in earnings of subsidiaries and income tax benefit	(22,975)	(8,569)	2,863	—	(28,681)
Equity in earnings of subsidiaries	8,993	(1,850)	—	(7,143)	—
Income tax provision	—	2,274	510	—	2,784

Net (loss) income	(31,968)	(8,993)	2,353	7,143	(31,465)
Loss attributable to noncontrolling interest	—	—	(503)	—	(503)

Net (loss) income attributable to ARC Document Solutions	$(31,968)	$(8,993)	$1,850	$7,143	$(31,968)

Consolidating Condensed Statement of Operations

December 31, 2011

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$378,705	$44,027	$—	$422,732
Cost of sales	—	253,415	35,019	—	288,434

Gross profit	—	125,290	9,008	—	134,298
Selling, general and administrative expenses	—	93,093	8,222	—	101,315
Amortization of intangible assets	—	18,447	268	—	18,715
Goodwill impairment	—	65,444	—	—	65,444

(Loss) income from operations	—	(51,694)	518	—	(51,176)
Other expense (income), net	—	546	(649)	—	(103)
Interest expense (income), net	22,802	8,411	(109)	—	31,104

(Loss) income before equity in earnings of subsidiaries and income tax benefit	(22,802)	(60,651)	1,276	—	(82,177)
Equity in earnings of subsidiaries	109,577	160	—	(109,737)	—
Income tax provision	708	48,766	1,457	—	50,931

Net (loss) income	(133,087)	(109,577)	(181)	109,737	(133,108)
Loss attributable to noncontrolling interest	—	—	21	—	21

Net (loss) income attributable to ARC Document Solutions	$(133,087)	$(109,577)	$(160)	$109,737	$(133,087)

Consolidating Condensed Statement of Operations

December 31, 2010

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$404,513	$37,126	$—	$441,639
Cost of sales	—	269,304	30,003	—	299,307

Gross profit	—	135,209	7,123	—	142,332
Selling, general and administrative expenses	—	100,294	7,450	—	107,744
Amortization of intangible assets	—	11,368	289	—	11,657
Goodwill impairment	—	36,697	1,566	—	38,263

Loss from operations	—	(13,150)	(2,182)	—	(15,332)
Other (income) expense, net	—	(805)	649	—	(156)
Interest expense (income), net	1,895	22,215	(19)	—	24,091
Loss on early extinguishment of debt	—	2,509	—	—	2,509

Loss before equity in earnings of subsidiaries and income tax benefit	(1,895)	(37,069)	(2,812)	—	(41,776)
Equity in earnings of subsidiaries	26,315	1,849	—	(28,164)	—
Income tax benefit	(708)	(12,603)	(875)	—	(14,186)

Net (loss) income	(27,502)	(26,315)	(1,937)	28,164	(27,590)
Loss attributable to noncontrolling interest	—	—	88	—	88

Net (loss) income attributable to ARC Document Solutions	$(27,502)	$(26,315)	$(1,849)	$28,164	$(27,502)

Condensed Consolidating Statement of Comprehensive Income (Loss)

December 31, 2012

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(31,968)	$(8,993)	$2,353	$7,143	$(31,465)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	345	—	345
Amortization of derivative, net of tax	—	2,154	—	—	2,154

Other comprehensive income, net of tax	—	2,154	345	—	2,499

Comprehensive (loss) income	(31,968)	(6,839)	2,698	7,143	(28,966)
Comprehensive income attributable to noncontrolling interest	—	—	553	—	553

Comprehensive (loss) income attributable to ARC Document Solutions	$(31,968)	$(6,839)	$2,145	$7,143	$(29,519)

Condensed Consolidating Statement of Comprehensive Income (Loss)

December 31, 2011

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(133,087)	$(109,577)	$(181)	$109,737	$(133,108)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	449	—	449
Amortization of derivative, net of tax	—	3,565	—	—	3,565

Other comprehensive income, net of tax	—	3,565	449	—	4,014

Comprehensive (loss) income	(133,087)	(106,012)	268	109,737	(129,094)
Comprehensive income attributable to noncontrolling interest	—	—	212	—	212

Comprehensive (loss) income attributable to ARC Document Solutions	$(133,087)	$(106,012)	$56	$109,737	$(129,306)

Condensed Consolidating Statement of Comprehensive Income (Loss)

December 31, 2010

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(27,502)	$(26,315)	$(1,937)	$28,164	$(27,590)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	854	—	854
Gain on derivative, net of tax	—	1,125	—	—	1,125

Other comprehensive income, net of tax	—	1,125	854	—	1,979

Comprehensive (loss) income	(27,502)	(25,190)	(1,083)	28,164	(25,611)
Comprehensive income attributable to noncontrolling interest	—	—	159	—	159

Comprehensive (loss) income attributable to ARC Document Solutions	$(27,502)	$(25,190)	$(1,242)	$28,164	$(25,770)

Consolidating Condensed Statement of Cash Flows

December 31, 2012

(Dollars in thousands)

	ARC Document	Guarantor	Non-Guarantor
	Solutions, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(21,187)	$53,721	$5,018	$—	$37,552
Cash flows from investing activities
Capital expenditures	—	(17,975)	(2,373)	—	(20,348)
Other	—	468	(145)	—	323

Net cash used in investing activities	—	(17,507)	(2,518)	—	(20,025)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	28	—	—	28
Payments on long-term debt agreements and capital leases	—	(13,949)	(1,652)	—	(15,601)
Net borrowings under revolving credit facility	—	—	1,266	—	1,266
Payment of deferred financing costs	(839)	—	—	—	(839)
Advances to/from subsidiaries	22,026	(23,113)	1,087	—	—

Net cash provided by (used in) financing activities	21,187	(36,955)	701	—	(15,067)

Effect of foreign currency translation on cash balances	—	—	124	—	124

Net change in cash and cash equivalents	—	(741)	3,325	—	2,584
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437

Cash and cash equivalents at end of period	$—	$10,965	$17,056	$—	$28,021

Consolidating Condensed Statement of Cash Flows

December 31, 2011

(Dollars in thousands)

	ARC Document	Guarantor	Non-Guarantor
	Solutions, Inc.	Subsidiaries	Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(21,495)	$67,372	$3,291	$—	$49,168
Cash flows from investing activities
Capital expenditures	—	(14,118)	(1,435)	—	(15,553)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	—	(823)	—	(823)
Payment for swap transaction	—	(9,729)	—	—	(9,729)
Other	—	1,038	(115)	—	923

Net cash used in investing activities	—	(22,809)	(2,373)	—	(25,182)

Cash flows from financing activities
Proceeds from stock option exercises	—	108	—	—	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	62	—	—	62
Payments on long-term debt agreements and capital leases	—	(23,684)	(1,495)	—	(25,179)
Net borrowings under revolving credit facility	—	—	701	—	701
Payment of deferred financing costs	(799)	—	—	—	(799)
Advances to/from subsidiaries	22,294	(21,930)	(364)	—	—

Net cash provided by (used in) financing activities	21,495	(45,444)	(1,158)	—	(25,107)

Effect of foreign currency translation on cash balances	—	—	265	—	265

Net change in cash and cash equivalents	—	(881)	25	—	(856)
Cash and cash equivalents at beginning of period	—	12,587	13,706	—	26,293

Cash and cash equivalents at end of period	$—	$11,706	$13,731	$—	$25,437

Consolidating Condensed Statement of Cash Flows

December 31, 2010

(Dollars in thousands)

	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(970)	$49,404	$5,490	$—	$53,924
Cash flows from investing activities
Capital expenditures	—	(6,233)	(2,401)	—	(8,634)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	(500)	(370)	—	(870)
Other	—	1,045	(43)	—	1,002

Net cash used in investing activities	—	(5,688)	(2,814)	—	(8,502)

Cash flows from financing activities
Proceeds from stock option exercises	—	242	—	—	242
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	51	—	—	51
Excess tax benefit related to stock-based compensation	—	58	—	—	58
Proceeds from bond issuance	195,648	—	—	—	195,648
Payments on long-term debt agreements and capital leases	—	(237,801)	(1,188)	—	(238,989)
Net repayments under revolving credit facility	—		(1,536)	—	(1,536)
Payment of deferred financing costs	(4,473)		—	—	(4,473)
Advances to/from subsidiaries	(190,205)	191,002	(797)	—	—

Net cash provided by (used in) financing activities	970	(46,448)	(3,521)	—	(48,999)

Effect of foreign currency translation on cash balances	—	—	493	—	493

Net change in cash and cash equivalents	—	(2,732)	(352)	—	(3,084)
Cash and cash equivalents at beginning of period	—	15,319	14,058	—	29,377

Cash and cash equivalents at end of period	$—	$12,587	$13,706	$—	$26,293

Schedule II

ARC DOCUMENT SOLUTIONS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(Dollars in thousands)

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2012
Allowance for accounts receivable	$3,309	$456	$(1,131)	$2,634
Year ended December 31, 2011
Allowance for accounts receivable	$4,030	$1,034	$(1,755)	$3,309
Year ended December 31, 2010
Allowance for accounts receivable	$4,685	$966	$(1,621)	$4,030

(1)	Deductions represent uncollectible accounts written-off net of recoveries.

EXHIBIT INDEX

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.*

3.3	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

4.2	Indenture, dated December 1, 2010, among ARC Document Solutions, certain subsidiaries of ARC Document Solutions as guarantors thereto, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 2, 2010).

4.3	Form of 10.5% Senior Note due 2016 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on December 2, 2010).

4.4	Registration Rights Agreement, dated December 1, 2010, among ARC Document Solutions, certain subsidiaries of ARC Document Solutions as guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on December 2, 2010).

10.1	Credit Agreement, dated as of January 27, 2012, by and among ARC Document Solutions, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent and Wells Fargo Capital Finance Corporation Canada, as Canadian Agent and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).

10.2	Guaranty and Security Agreement, dated as of January 27, 2012, by and among ARC Document Solutions and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 2, 2012).

10.3	Canadian Guaranty and Security Agreement, dated as of January 27, 2012, by and among ARC Reprographics Canada Corp. and ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 2, 2012).

10.4	ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.5	Amendment No. 1 to ARC Document Solutions 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.6	Amendment No. 2 to ARC Document Solutions 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.7	Amendment No. 3 to ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

10.8	Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.9	Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.10	Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.11	Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.12	Form of ARC Document Solutions Stock Option Grant Notice — Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.13	Form of ARC Document Solutions Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.14	Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).^

10.15	Lease Agreement, for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, dated November 19, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.16	Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.17	Lease Agreement for the premises commonly known as 835 West Julian Street, San Jose, CA, dated February 1, 2009, by and between American Reprographics Company, L.L.C. and Sumo Holdings San Jose, LLC (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.18	Amendment to Lease for the premises commonly known as 835 West Julian Street, San Jose, CA, dated effective February 1, 2009, by and between Sumo Holdings San Jose, LLC, Landlord, and American Reprographics Company, L.L.C. Tenant (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.19	Lease Agreement for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated April 1, 19999, by and between American Reprographics Company, L.L.C. and Sumo Holdings Irvine, LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.20	Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, effective as of August 2, 2005, by and between Sumo Holdings Irvine, LLC, Lessor and American Reprographics Company, L.L.C., Lessee (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.21	Assignment of Lease and Consent for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between OCB, LLC, American Reprographics Company, L.L.C. and Sumo Holdings Irvine LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.22	Second Amendment to Lease for the premises commonly known as 17721 Mitchell North, Irvine, CA, dated effective April 28, 2009, by and between Sumo Holdings Irvine LLC, Lessor, and OCB, LLC, Lessee, (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed on May 8, 2009).

10.23	Lease Agreement for the premises commonly known as 1322 V Street, Sacramento, CA, dated December 1, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings Sacramento, LLC (Sacramento Property) (incorporated by reference to Exhibit 10.14 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.24	Amendment to Lease for the premises commonly known as 1322 V Street, Sacramento, CA, effective as of August 2, 2005, by and between Sumo Holdings Sacramento, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q filed on November 14, 2005).

10.25	Lease Agreement for the premises commonly known as 345 Clinton Street, Costa Mesa, CA, dated September 23, 2003, by and between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.26	Lease Agreement for the premises commonly known as 616 Monterey Pass Road, Monterey Park, CA, by and dated November 19, 1997, between Dieterich-Post Company and American Reprographics Company, L.L.C. (as successor lessee) (incorporated by reference to Exhibit 10.26 to the Registrant’s Form 10-K filed on March 1, 2007).

10.27	Indemnification Agreement, dated April 10, 2000, among American Reprographics Company, L.L.C., American Reprographics Holdings, L.L.C., ARC Acquisition Co., L.L.C., Mr. Chandramohan, Mr. Suriyakumar, Micro Device, Inc., Dieterich-Post Company, ZS Ford L.P., and ZS Ford L.L.C. (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.28	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.29	Amended and Restated Employment Agreement, dated March 21, 2012, between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10. 1 to the Registrant’s Form 8-K (filed on March 21, 2011).^

35

10.30	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (filed on February 21, 2012).^

10.31	Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Kumarakulasingam Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.32	Amended and Restated Employment Agreement, dated March 21, 2011, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 21, 2011).^

10.33	Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.34	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.35	First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).^

10.36	Amended and Restated Executive Employment Agreement, dated March 21, 2011, between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 21, 2011). ^

10.37	Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.38	Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009 (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K filed on February 26, 2010). ^

10.39	Executive Employment Agreement, dated April 14, 2011, between American Reprographics Company and Jorge Avalos, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2011).^

10.40	Separation Agreement, dated April 13, 2011, between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 21, 2011).^

10.41	Executive Employment Agreement, dated July 18, 2011, between American Reprographics Company and John E.D. Toth, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2011).^

10.42	Form of Indemnification Agreement between ARC Document Solutions, Inc. and each of its Directors and Executive Officers.*

10.43	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 13, 2013, between ARC Document Solutions, Inc. and Mr. Rahul K. Roy.*^

21.1	List of Subsidiaries.*

36

Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith
^	Indicates management contract or compensatory plan or agreement

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

37