Form 10-Q
period 2013-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2013-05-08
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 1, 2013, there were 46,249,615 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended March 31, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to ARC Document Solutions, Inc. (the “Company) are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$30,219	$28,021
Accounts receivable, net of allowances for accounts receivable of $2,565 and $2,634	60,758	51,855
Inventories, net	13,907	14,251
Deferred income taxes	382	—
Prepaid expenses	3,553	3,277
Other current assets	2,819	6,819

Total current assets	111,638	104,223
Property and equipment, net of accumulated depreciation of $198,309 and $197,830	56,345	56,471
Goodwill	212,608	212,608
Other intangible assets, net	32,723	34,498
Deferred financing fees, net	3,936	4,219
Deferred income taxes	1,316	1,246
Other assets	2,536	2,574

Total assets	$421,102	$415,839

Liabilities and Equity
Current liabilities:
Accounts payable	$20,558	$21,215
Accrued payroll and payroll-related expenses	9,460	6,774
Accrued expenses	27,578	22,321
Current portion of long-term debt and capital leases	11,264	13,263

Total current liabilities	68,860	63,573
Long-term debt and capital leases	208,124	209,262
Deferred income taxes	29,018	28,936
Other long-term liabilities	3,141	3,231

Total liabilities	309,143	305,002

Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,264 and 46,274 shares issued and 46,251 and 46,262 shares outstanding	46	46
Additional paid-in capital	103,102	102,510
Retained earnings	1,110	695
Accumulated other comprehensive income	495	689

	104,753	103,940
Less cost of common stock in treasury, 12 shares	44	44

Total ARC Document Solutions, Inc. stockholders’ equity	104,709	103,896
Noncontrolling interest	7,250	6,941

Total equity	111,959	110,837

Total liabilities and equity	$421,102	$415,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2013	2012
Service sales	$87,800	$89,672
Equipment and supplies sales	12,236	13,901

Total net sales	100,036	103,573
Cost of sales	67,657	71,695

Gross profit	32,379	31,878
Selling, general and administrative expenses	23,773	23,457
Amortization of intangible assets	1,747	4,593
Restructuring expense	472	—

Income from operations	6,387	3,828
Other income	(26)	(30)
Interest expense, net	6,041	7,438

Income (loss) before income tax (benefit) provision	372	(3,580)
Income tax (benefit) provision	(311)	1,310

Net income (loss)	683	(4,890)
Income attributable to noncontrolling interest	(268)	(17)

Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$415	$(4,907)

Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$(0.11)
Diluted	$0.01	$(0.11)
Weighted average common shares outstanding:
Basic	45,762	45,541
Diluted	45,791	45,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income (loss)	$683	$(4,890)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax effect of ($20) and $31	(153)	320
Amortization of derivative, net of tax effect of $0 and $469	—	786

Other comprehensive (loss) income, net of tax	(153)	1,106

Comprehensive income (loss)	530	(3,784)
Comprehensive income attributable to noncontrolling interest	309	59

Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$221	$(3,843)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	ARC Document Solutions, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Common
(In thousands, except per share data)	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2011	46,235	$46	$99,728	$32,663	$(1,760)	$—	$6,388	$137,065
Stock-based compensation	(9)	—	444	—	—	—	—	444
Issuance of common stock under Employee Stock Purchase Plan	4	—	22	—	—	—	—	22
Tax benefit from stock-based compensation, net of tax deficiency	—	—	676	—	—	—	—	676
Comprehensive loss:
Net (loss) income	—	—	—	(4,907)	—	—	17	(4,890)
Foreign currency translation adjustments	—	—	—	—	278	—	42	320
Amortization on derivative, net of tax effect	—	—	—	—	786	—	—	786

Comprehensive loss:								(3,784)

Balance at March 31, 2012	46,230	$46	$100,870	$27,756	$(696)	$—	$6,447	$134,423

	ARC Document Solutions, Inc. Shareholders
					Accumulated
	Common Stock		Additional		Other	Common
(In thousands, except per share data)	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	(10)	—	592	—	—	—	—	592
Comprehensive income:
Net income	—	—	—	415	—	—	268	683
Foreign currency translation adjustments	—	—	—	—	(194)	—	41	(153)

Comprehensive income:								530

Balance at March 31, 2013	46,264	$46	$103,102	$1,110	$495	$(44)	$7,250	$111,959

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows from operating activities
Net income (loss)	$683	$(4,890)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	145	240
Depreciation	6,955	7,062
Amortization of intangible assets	1,747	4,593
Amortization of deferred financing costs	283	255
Amortization of bond discount	165	147
Stock-based compensation	592	444
Deferred income taxes	(409)	(325)
Deferred tax valuation allowance	20	1,968
Restructuring expense, non-cash portion	58	—
Amortization of derivative, net of tax effect	—	786
Other non-cash items, net	(114)	(30)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(9,183)	(5,634)
Inventory	46	(521)
Prepaid expenses and other assets	3,709	(266)
Accounts payable and accrued expenses	7,184	8,566

Net cash provided by operating activities	11,881	12,395

Cash flows from investing activities
Capital expenditures	(5,612)	(3,805)
Other	357	191

Net cash used in investing activities	(5,255)	(3,614)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	21
Payments on long-term debt agreements and capital leases	(3,332)	(4,388)
Net (repayments) borrowings under revolving credit facilities	(1,139)	552
Payment of deferred financing costs	—	(712)

Net cash used in financing activities	(4,471)	(4,527)

Effect of foreign currency translation on cash balances	43	123

Net change in cash and cash equivalents	2,198	4,377
Cash and cash equivalents at beginning of period	28,021	25,437

Cash and cash equivalents at end of period	$30,219	$29,814

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Noncash transactions include the following:
Capital lease obligations incurred	$1,254	$3,846

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share data or where otherwise noted)

(Unaudited)

1. Description of Business and Basis of Presentation

ARC Document Solutions, Inc. (“ARC Document Solutions”, “ARC” or the “Company”) provides specialized document management services to businesses of all types, with an emphasis on the non-residential segment of the architectural, engineering and construction (“AEC”) industry. ARC offers a variety of services including: Onsite Services, Digital Services, Color Services, and Traditional Reprographics Services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2012 Form 10-K.

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05. The new guidance covers the accounting for a cumulative translation adjustment on the parent entity upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 will be effective beginning January 1, 2014. The Company does not anticipate the adoption to materially impact to the Company’s Condensed Consolidated Financial Statements.

In February 2013, the FASB issued ASU 2013-02. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The adoption of ASU 2013-02 had no impact to the Company’s Condensed Consolidated Financial Statements.

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

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2013	2012
Service Sales
Traditional reprographics	$29,558	$33,323
Color	20,905	20,003
Digital	8,361	9,690

Subtotal(1)	58,824	63,016
Onsite services(2)	28,976	26,656

Total services sales	87,800	89,672
Equipment and supplies sales	12,236	13,901

Total net sales	$100,036	$103,573

(1)	For comparison purposes this subtotal agrees with Reprographics Services historically reported prior to the 2012 Annual Report on Form 10-K.
(2)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).

Risk and Uncertainties

The Company generates the majority of its revenue from sales of services and products provided to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. Reduced activity (relative to historic levels) in the AEC industry would diminish demand for some of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.

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

2. Earnings per Share

The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2013, stock options for 3.8 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three months ended March 31, 2012, stock options for 2.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

Basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 were calculated using the following common shares:

	Three Months Ended March 31,
	2013	2012
Weighted average common shares outstanding—basic	45,762	45,541
Effect of dilutive impact on equity-based compensation awards	29	—

Weighted average common shares outstanding—diluted	45,791	45,541

3. Restructuring Expenses

To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. The restructuring plan included the closure of 37 of the Company’s service centers, which represented more than 10% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as managed print services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce.

Restructuring expenses include employee termination costs, estimated lease termination and obligation costs and other restructuring expenses. The Company’s restructuring efforts included additional service center closures in 2013. For the three months ended March 31, 2013, the Company closed four service center locations in addition to 33 closures in 2012. The Company estimates that 2013 closures will result in additional restructuring expenses of less than $1.0 million.

The following table summarizes restructuring expenses incurred in the three months ended March 31, 2013.

Three Months Ended March 31, 2013
2013
Employee termination costs	$11
Estimated lease termination and obligation costs	407
Other restructuring expenses	54

Total restructuring expenses	$472

The changes in the restructuring liability from December 31, 2012 through March 31, 2013 are summarized as follows:

Three Months Ended
March 31, 2013
Balance, December 31, 2012	$2,299
Restructuring expenses	472
Payments	(1,608)
Adjustments	(4)

Balance, March 31, 2013	$1,159

4. Goodwill and Other Intangibles Resulting from Business Acquisitions

Goodwill

In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.

At September 30, 2012, absent the fact that the Company assesses goodwill for impairment annually as of September 30, the Company determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) the Company’s underperformance relative to its plan in the third quarter of 2012, (2) the performance against plan of reporting units which previously had goodwill impairment, (3) the economic environment, and (4) the continued decrease in large and small format printing at the Company’s service centers, which the Company management believes is partly due to customers’ increasing adoption of technology. The Company’s analysis indicated that seven of its 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the first quarter of 2013 that would require an additional impairment test.

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

Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles—Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The changes in the carrying amount of goodwill from January 1, 2012 through March 31, 2013 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2012	$405,558	$176,243	$229,315
Additions	—	—	—
Goodwill impairment	—	16,707	(16,707)

December 31, 2012	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	—	—

March 31, 2013	$405,558	$192,950	$212,608

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

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s North American operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. There was no related impact for the three months ended March 31, 2013. The impact of this change in the three months ended March 31, 2012 was an increase in amortization expense of approximately $2.4 million. Trade names were amortized using the straight-line method. The Company retired the original North American trade names in April 2012.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2013 and December 31, 2012 which continue to be amortized:

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,868	$65,734	$32,134	$97,926	$64,024	$33,902
Trade names and trademarks	20,354	19,765	589	20,350	19,754	596

	$118,222	$85,499	$32,723	$118,276	$83,778	$34,498

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2013 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2013 (excluding the three months ended March 31, 2013)	$4,849
2014	5,761
2015	5,217
2016	4,517
2017	4,001
Thereafter	8,378

$32,723

5. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.

The Company recorded an income tax benefit of $0.3 million in relation to pretax income of $0.4 million for the three months ended March 31, 2013. The income tax benefit was primarily due to a reduction of a valuation allowance against certain deferred tax assets in one of the Company’s businesses in China.

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2011, 2012 and the three months ended March 31, 2013, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of March 31, 2013, the Company has a $78.3 million valuation allowance against certain of its deferred tax assets.

Based on the Company’s assessment, the remaining net deferred tax assets of $80.0 million as of March 31, 2013 are considered to be more likely than not to be realized. The valuation allowance of $78.3 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.4 million as of March 31, 2013 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Borrowings from foreign revolving credit facilities; 0.6% interest rate at March 31, 2013 and December 31, 2012	$856	$1,985
10.5% senior notes due 2016, net of bond discount of $2,984 and $3,148	197,016	196,852
Various subordinated notes payable; weighted average interest rate of 6.0% at March 31, 2013 and December 31, 2012; principal and interest payable monthly through September 2014	221	243
Various capital leases; weighted average interest rate of 7.5% at March 31, 2013 and December 31, 2012; principal and interest payable monthly through March 2018	21,295	23,445

	219,388	222,525
Less current portion	(11,264)	(13,263)

	$208,124	$209,262

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

As of and during the three months ended March 31, 2013, the Company did not have any outstanding debt under the 2012 Credit Agreement.

As of March 31, 2013, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $50.0 million. Standby letters of credit totaling $2.9 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $47.1 million as of March 31, 2013.

Foreign Credit Agreement

In the third quarter of 2012, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of March 31, 2013. Draws on the facilities are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

7. Commitments and Contingencies

Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2013, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Although the Company believes that it has meritorious defenses to the claim, the Company also believes that a loss is probable and recorded a liability of $0.5 million as of March 31, 2013. The case remains unresolved as of March 31, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.

In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.

8. Stock-Based Compensation

The Company’s 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of March 31, 2013, 0.7 million shares remain available for issuance under the Stock Plan.

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

During the three months ended March 31, 2013, the Company granted options to acquire a total of 1.5 million shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted to those key employees vest annually over three to four years and expire 10 years after the date of grant.

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.6 million and $0.4 million for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, total unrecognized compensation cost related to unvested stock-based payments totaled $6.1 million and is expected to be recognized over a weighted-average period of 2.4 years.

9. Derivatives and Hedging Transactions

As of March 31, 2013 the Company was not party to any derivative or hedging transactions.

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

As of March 31, 2013, there is no amount deferred in accumulated other comprehensive income related to any swap transactions.

The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012:

	Amount of Gain or (Loss) Reclassified fromAccumulated Comprehensive Income (Loss) into Income
	(effective portion) Three Months Ended March 31,		(ineffective portion) Three Months Ended March 31,
	2013	2012	2013	2012
Location of Loss Reclassified from Accumulated Comprehensive Income (Loss) into Income
Interest expense	$—	$(1,255)	$—	$—

10. Fair Value Measurements

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $11.9 million and $13.7 million as of March 31, 2013 and December 31, 2012, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2013 for its Notes and its subordinated notes payable is $200.0 million and $0.2 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and its subordinated notes payable is $199.7 million and $0.2 million, respectively, as of March 31, 2013.

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

Condensed Consolidating Balance Sheet

March 31, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$14,766	$15,453	$—	$30,219
Accounts receivable, net	—	52,052	8,706	—	60,758
Intercompany operations	146,413	4,950	—	(151,363)	—
Inventories, net	—	10,055	3,852	—	13,907
Deferred income taxes	—	—	382	—	382
Prepaid expenses	4	2,902	647	—	3,553
Other current assets	—	1,734	1,085	—	2,819

Total current assets	146,417	86,459	30,125	(151,363)	111,638
Property and equipment, net	—	48,696	7,649	—	56,345
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	157,591	14,824	—	(172,415)	—
Other intangible assets, net	—	30,649	2,074	—	32,723
Deferred financing costs, net	3,936	—	—	—	3,936
Deferred income taxes	—	—	1,316	—	1,316
Other assets	—	1,733	803	—	2,536

Total assets	$307,944	$394,969	$41,967	$(323,778)	$421,102

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$17,876	$2,682	$—	$20,558
Accrued payroll and payroll-related expenses	—	9,354	106	—	9,460
Accrued expenses	6,209	17,504	3,865	—	27,578
Intercompany loans	—	143,388	7,975	(151,363)	—
Current portion of long-term debt and capital leases	—	9,005	2,259	—	11,264

Total current liabilities	6,209	197,127	16,887	(151,363)	68,860
Long-term debt and capital leases	197,026	9,956	1,142	—	208,124
Deferred income taxes	—	29,009	9	—	29,018
Other long-term liabilities	—	1,286	1,855	—	3,141

Total liabilities	203,235	237,378	19,893	(151,363)	309,143

Commitments and contingencies
Total equity	104,709	157,591	22,074	(172,415)	111,959

Total liabilities and equity	$307,944	$394,969	$41,967	$(323,778)	$421,102

Condensed Consolidating Balance Sheet

December 31, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$17,056	$—	$28,021
Accounts receivable, net	—	45,289	6,566	—	51,855
Intercompany operations	146,475	4,869	—	(151,344)	—
Inventories, net	—	9,426	4,825	—	14,251
Prepaid expenses	—	2,732	545	—	3,277
Other current assets	—	5,854	965	—	6,819

Total current assets	146,475	79,135	29,957	(151,344)	104,223
Property and equipment, net	—	48,484	7,987	—	56,471
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	151,015	14,233	—	(165,248)	—
Other intangible assets, net	—	32,327	2,171	—	34,498
Deferred financing costs, net	4,219	—	—	—	4,219
Deferred income taxes	—	—	1,246	—	1,246
Other assets	—	1,788	786	—	2,574

Total assets	$301,709	$388,575	$42,147	$(316,592)	$415,839

Liabilities and Equity
Current liabilities:
Accounts payable	$1	$19,395	$1,819	$—	$21,215
Accrued payroll and payroll-related expenses	—	6,460	314	—	6,774
Accrued expenses	951	17,230	4,140	—	22,321
Intercompany loans	—	143,450	7,894	(151,344)	—
Current portion of long-term debt and capital leases	—	9,909	3,354	—	13,263

Total current liabilities	952	196,444	17,521	(151,344)	63,573
Long-term debt and capital leases	196,861	10,945	1,456	—	209,262
Deferred income taxes	—	28,900	36	—	28,936
Other long-term liabilities	—	1,271	1,960	—	3,231

Total liabilities	197,813	237,560	20,973	(151,344)	305,002

Commitments and contingencies
Total equity	103,896	151,015	21,174	(165,248)	110,837

Total liabilities and equity	$301,709	$388,575	$42,147	$(316,592)	$415,839

Condensed Consolidating Statement of Operations

Three Months Ended

March 31, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$88,348	$11,688	$—	$100,036
Cost of sales	—	58,690	8,967	—	67,657

Gross profit	—	29,658	2,721	—	32,379
Selling, general and administrative expenses	2	21,627	2,144	—	23,773
Amortization of intangible assets	—	1,680	67	—	1,747
Restructuring expense	—	465	7	—	472

(Loss) income from operations	(2)	5,886	503	—	6,387
Other income, net	—	(26)	—	—	(26)
Interest expense (income), net	5,757	343	(59)	—	6,041

(Loss) income before equity earnings of subsidiaries and income tax (benefit) provision	(5,759)	5,569	562	—	372
Equity in earnings of subsidiaries	(6,174)	(773)	—	6,947	—
Income tax (benefit) provision	—	168	(479)	—	(311)

Net (loss) income	415	6,174	1,041	(6,947)	683
Loss attributable to noncontrolling interest	—	—	(268)	—	(268)

Net (loss) income attributable to ARC Document Solutions	$415	$6,174	$773	$(6,947)	$415

Condensed Consolidating Statement of Operations

Three Months Ended

March 31, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$91,554	$12,019	$—	$103,573
Cost of sales	—	62,294	9,401	—	71,695

Gross profit	—	29,260	2,618	—	31,878
Selling, general and administrative expenses	2	21,517	1,938	—	23,457
Amortization of intangible assets	—	4,491	102	—	4,593

(Loss) income from operations	(2)	3,252	578	—	3,828
Other (income) expense, net	—	(38)	8	—	(30)
Interest expense (income), net	5,722	1,737	(21)	—	7,438

(Loss) income before equity earnings of subsidiaries and income tax provision	(5,724)	1,553	591	—	(3,580)
Equity in earnings of subsidiaries	(817)	(430)	—	1,247	—
Income tax provision	—	1,166	144	—	1,310

Net (loss) income	(4,907)	817	447	(1,247)	(4,890)
Loss attributable to noncontrolling interest	—	—	(17)	—	(17)

Net (loss) income attributable to ARC Document Solutions	$(4,907)	$817	$430	$(1,247)	$(4,907)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

March 31, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$415	$6,174	$1,041	$(6,947)	$683
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	(153)	—	(153)
Amortization of derivative, net of tax	—	—	—	—	—

Other comprehensive income, net of tax	—	—	(153)	—	(153)

Comprehensive (loss) income	415	6,174	888	(6,947)	530
Comprehensive income attributable to noncontrolling interest	—	—	309	—	309

Comprehensive income (loss) attributable to ARC Document Solutions	$415	$6,174	$579	$(6,947)	$221

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

March 31, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$(4,907)	$817	$447	$(1,247)	$(4,890)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	320	—	320
Amortization of derivative, net of tax	—	786	—	—	786

Other comprehensive income, net of tax	—	786	320	—	1,106

Comprehensive (loss) income	(4,907)	1,603	767	(1,247)	(3,784)
Comprehensive income attributable to noncontrolling interest	—	—	59	—	59

Comprehensive income (loss) attributable to ARC Document Solutions	$(4,907)	$1,603	$708	$(1,247)	$(3,843)

Condensed Consolidating Statement of Cash Flows

Three Months Ended

March 31, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(62)	$11,676	$267	$—	$11,881
Cash flows from investing activities
Capital expenditures	—	(5,056)	(556)	—	(5,612)
Other	—	300	57	—	357

Net cash used in investing activities	—	(4,756)	(499)	—	(5,255)

Cash flows from financing activities
Payments on long-term debt agreements and capital leases	—	(2,976)	(356)	—	(3,332)
Net repayments under revolving credit facilities	—	—	(1,139)	—	(1,139)
Advances to/from subsidiaries	62	(143)	81	—	—

Net cash provided by (used in) financing activities	62	(3,119)	(1,414)	—	(4,471)

Effect of foreign currency translation on cash balances	—	—	43	—	43

Net change in cash and cash equivalents	—	3,801	(1,603)	—	2,198
Cash and cash equivalents at beginning of period	—	10,965	17,056	—	28,021

Cash and cash equivalents at end of period	$—	$14,766	$15,453	$—	$30,219

Condensed Consolidating Statement of Cash Flows

Three Months Ended

March 31, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(53)	$11,790	$658	$—	$12,395
Cash flows from investing activities
Capital expenditures	—	(3,331)	(474)	—	(3,805)
Other	—	182	9	—	191

Net cash used in investing activities	—	(3,149)	(465)	—	(3,614)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	21	—	—	21
Payments on long-term debt agreements and capital leases	—	(3,992)	(396)	—	(4,388)
Net borrowings under revolving credit facility	—	—	552	—	552
Payment of deferred financing costs	(712)	—	—	—	(712)
Advances to/from subsidiaries	765	(1,588)	823	—	—

Net cash provided by (used in) financing activities	53	(5,559)	979	—	(4,527)

Effect of foreign currency translation on cash balances	—	—	123	—	123

Net change in cash and cash equivalents	—	3,082	1,295	—	4,377
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437

Cash and cash equivalents at end of period	$—	$14,788	$15,026	$—	$29,814

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K.

Business Summary

ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) provides specialized document management services to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry.

We help our customers reduce their costs and improve efficiency in the use of their documents, improve their access and control over documents, and offer a wide variety of ways to print, produce, and store documents.

In an effort to increase the visibility into the nature and changing dynamics of our consolidated business, effective with our 2012 annual report on Form 10-K we have categorized our service and product offerings to better report distinct sales recognized from our Onsite Services, Color Services, Digital Services, Traditional Reprographics Services, and Equipment and Supplies Sales. Under our previous revenue reporting structure, the categories of Traditional Reprographics, Color Services, and Digital Services presented below were combined and reported as “Reprographics Services.”

Onsite Services, consists of placement, management, and optimization of print and imaging equipment in our customer’s facilities, relieving them of the burden of owning and managing print devices and print networks, and shifting their costs to a “per-use” basis. Onsite Services sales are driven by the ongoing print needs of our customers, and are less exposed to the episodic large-format printing needs associated with construction projects. This category has been renamed from “Facilities Management,” but the service offerings reported in this category remain unchanged.

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

Traditional Reprographics consists of the management, distribution, and print-on-demand of black and white construction drawings (frequently referred to as “blueprints”) and specification books, and derives a majority of its revenue from large-format black and white printing.

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

We are expanding our business beyond the services we have traditionally provided to the AEC industry and are currently focused on growing managed print services, digital color imaging, and technology-based document management services, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics).

We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.

Acquisition activity during the last three years has been minimal and did not materially affect our overall business.

We believe ARC Document Solutions offers a distinct portfolio of services within the AEC industry that include its legacy reprographics business as well as its newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still distinctly related to the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 75% of our net sales for the three months ended March 31, 2013, with the remaining 25% consisting of sales to non-AEC industries.

Historically, our local service centers operated under their acquired brand to maintain the local brand identity. In response to changes in our markets, consisting primarily of the consolidation of our larger customers and prospects as noted above, we branded all of our operations “ARC” in 2011 to highlight the national and global scope and scale of our services. We refined our identity further at the end of 2012 by renaming our Delaware corporation “ARC Document Solutions, Inc.” Our non-AEC Color Services are branded separately as Riot Creative Imaging to facilitate marketing to a specialized customer base.

We identify operating segments based on the various business activities that earn revenue and incur expense. Since operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 1 “Description of Business and Basis of Presentation” for further information.

Costs and Expenses. Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs” which consist primarily of expenses for facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.

We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. During 2012 and through the first quarter of 2013, we were more frequently electing to purchase equipment for our facilities and onsite service installations rather than lease equipment due to the availability of cash to fund capital expenditures and the interest savings thereby. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.

Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their document and printing needs. While the construction market appeared to begin a slow recovery in 2012, we believe that there was a growing body of evidence by the third quarter of 2012 that demonstrated Traditional Reprographics sales, produced at our service centers, would not likely recover at the same pace due to these factors.

To ensure that the Company’s costs and resources were in line with demand for our current portfolio of services and products, management initiated a restructuring plan in October of 2012. The restructuring plan included the closure of 37 of the Company’s service centers, which represented more than 10% of our total number of service center locations. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as managed print services and digital services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.

In the first quarter of 2013, our gross margins improved by 160 basis points compared to the same period in 2012, which we attribute to our restructuring efforts initiated in October, and suggests continuing margin expansion in future periods.

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

Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2013 and 2012 to reflect the exclusion of amortization impact related specifically to the change in useful lives of trade names, restructuring expense, interest rate swap related costs, and the establishment or reversal of valuation allowances related to certain deferred tax assets and other discrete items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2013 and 2012. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in three months ended March 31, 2013 and 2012 to exclude stock-based compensation expense and restructuring expense. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income (loss) attributable to ARC:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows provided by operating activities	$11,881	$12,395
Changes in operating assets and liabilities, net of effect of business acquisitions	(1,756)	(2,145)
Non-cash expenses, including depreciation and amortization	(9,442)	(15,140)
Income tax (benefit) provision	(311)	1,310
Interest expense, net	6,041	7,438
Income attributable to the noncontrolling interest	(268)	(17)

EBIT	6,145	3,841
Depreciation and amortization	8,702	11,655

EBITDA	14,847	15,496
Interest expense, net	(6,041)	(7,438)
Income tax benefit (provision)	311	(1,310)
Depreciation and amortization	(8,702)	(11,655)

Net income (loss) attributable to ARC	$415	$(4,907)

The following is a reconciliation of net income (loss) attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2013	2012
Net income (loss) attributable to ARC	$415	$(4,907)
Interest expense, net	6,041	7,438
Income tax (benefit) provision	(311)	1,310

EBIT	6,145	3,841
Depreciation and amortization	8,702	11,655

EBITDA	14,847	15,496
Restructuring expense	472	—
Stock-based compensation	592	444

Adjusted EBITDA	$15,911	$15,940

The following is a reconciliation of net income (loss) margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2013	2012(1)
Net income (loss) margin attributable to ARC	0.4%	(4.7)%
Interest expense, net	6.0	7.2
Income tax (benefit) provision	(0.3)	1.3

EBIT margin	6.1	3.7
Depreciation and amortization	8.7	11.3

EBITDA margin	14.8	15.0
Restructuring expense	0.5	—
Stock-based compensation	0.6	0.4

Adjusted EBITDA margin	15.9%	15.4%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income (loss) attributable to ARC to unaudited adjusted net income attributable to ARC:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2013	2012
Net income (loss) attributable to ARC	$415	$(4,907)
Change in trade name impact to amortization	—	2,369
Restructuring expense	472	—
Interest rate swap related costs	—	1,255
Income tax benefit related to above items	(179)	(1,355)
Deferred tax valuation allowance and other discrete tax items	(154)	2,645

Unaudited adjusted net income attributable to ARC	$554	$7

Actual:
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.01	$(0.11)

Diluted	$0.01	$(0.11)

Weighted average common shares outstanding:
Basic	45,762	45,541
Diluted	45,791	45,541
Adjusted:
Earnings per share attributable to ARC shareholders:
Basic	$0.01	$0.00

Diluted	$0.01	$0.00

Weighted average common shares outstanding:
Basic	45,762	45,541
Diluted	45,791	45,587

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

The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended March 31,
(In thousands)	2013	2012
Cash flows provided by operating activities	$11,881	$12,395
Capital expenditures	(5,612)	(3,805)

Free Cash Flows	$6,269	$8,590

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2013 (1)	2012	$ (1)%
Traditional reprographics	$29.6	$33.3	$(3.8)	(11.3)%
Color	20.9	20.0	0.9	4.5%
Digital	8.4	9.7	(1.3)	(13.7)%

Subtotal (2)	58.8	63.0	(4.2)	(6.7)%
Onsite services (3)	29.0	26.7	2.3	8.7%
Equipment and supplies sales	12.2	13.9	(1.7)	(12.0)%

Total net sales	$100.0	$103.6	$(3.5)	(3.4)%
Gross profit	$32.4	$31.9	$0.5	1.6%
Selling, general and administrative expenses	$23.8	$23.5	$0.3	1.3%
Amortization of intangibles	$1.7	$4.6	$(2.8)	(62.0)%
Restructuring expense	$0.5	$—	$0.5	100.0%
Interest expense, net	$6.0	$7.4	$(1.4)	(18.8)%
Income tax (benefit) provision	$(0.3)	$1.3	$(1.6)	(123.7)%
Net income (loss) attributable to ARC	$0.4	$(4.9)	$5.3	(108.5)%
Adjusted net income attributable to ARC	$0.6	$—	$0.5	7816.0%
EBITDA	$14.8	$15.5	$(0.6)	(4.2)%
Adjusted EBITDA	$15.9	$15.9	$—	(0.2)%

(1)	Column does not foot due to rounding
(2)	For comparison purposes to public reporting prior to December 2012, this subtotal agrees with the “Reprographics Services” revenue line historically reported.
(3)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales Three Months Ended March 31,
	2013	2012 (1)
Net Sales	100.0%	100.0%
Cost of sales	67.6	69.2

Gross profit	32.4	30.8
Selling, general and administrative expenses	23.8	22.6
Amortization of intangibles	1.7	4.4
Restructuring expense	0.5	—

Income from operations	6.4	3.7
Interest expense, net	6.0	7.2

Income (loss) before income tax (benefit) provision	0.4	(3.5)
Income tax (benefit) provision	(0.3)	1.3

Net income (loss)	0.7	(4.7)
Income attributable to the noncontrolling interest	(0.3)	—

Net income (loss) attributable to ARC	0.4%	(4.7)%

EBITDA	14.8%	15.0%
Adjusted EBITDA	15.9%	15.4%

(1)	Column does not foot due to rounding

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net Sales

Net sales for the three months ended March 31, 2013 decreased by 3.4% compared to the same period in 2012. The decrease in net sales was primarily due to lower sales activity in our Traditional Reprographics Services offering and Equipment and Supplies Sales, which were partially offset by higher sales activity in our Onsite and Color Services. Declines in Traditional Reprographics sales remain influenced by low levels (relative to historic averages) of private non-residential construction activity, as well as the continuing trend of shifting document workflow away from a reliance on print toward more digital processes.

Traditional Reprographics. Traditional Reprographics sales decreased $3.8 million, or 11.3%, during the three months ended March 31, 2013, compared to the same period in 2012. Overall Traditional Reprographics Services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing, which was driven by the effect of technology adoption referenced above as well as increased production of documents on customer site as opposed to at our service center. Revenues from Traditional Reprographics represented approximately 30% of total net sales for the three months ended March 31, 2013, as compared to approximately 32% during to the same period in 2012, and decreased by 11.3% year-over-year.

Color Services. Color Services comprised approximately 21% of our total net sales for the three months ended 2013, as compared to approximately 19% during the same period in 2012, and increased 4.5% year-over-year. We attribute this increase to our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and our existing customer base.

Digital. Digital Services revenue decreased by $1.3 million or 13.7% for the three months ended March 31, 2013, compared to the same period in 2012 due to a decline in Digital Services related to project-based work performed at our service centers. As a percentage of total net sales, Digital Services sales slightly decreased to approximately 8% of total net sales for the three months ended March 31, 2013 compared to approximately 9% the same period in 2012.

Onsite Services. Onsite Services sales for the three months ended March 31, 2013 compared to the same period in 2012, increased by 8.7%. Onsite Services sales represented approximately 29% of total net sales for the first quarter of 2013 compared to approximately 26% for the same period in 2012. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place Traditional Reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of Onsite Services accounts has grown to approximately 7,100 as of March 31, 2013, an increase of more than 900 locations compared to March 31, 2012, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Services, our national accounts group.

Equipment and Supplies Sales. Equipment and Supplies Sales for the three months ended March 31, 2013 decreased by 12.0%, as compared to the same period in 2012. The decrease in equipment and supplies sales was primarily driven by a decline in Equipment and Supplies Sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture with Beijing-based Unisplendour, due to some large non-recurring equipment orders in the first quarter of 2012. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an onsite services arrangement. Chinese operations had sales of equipment and supplies of $4.0 million for the three months ended March 31, 2013, as compared to $5.0 million for the three months ended March 31, 2012.

Gross Profit

During the three months ended March 31, 2013, gross profit and gross profit margin increased to $32.4 million, and 32.4%, compared to $31.9 million, and 30.8%, during the same period in 2012, on a sales decline of $3.5 million.

We were able to achieve gross margins expansion of 160 basis points on a sales decline of 3.4% due primarily to a combination of (1) closure of underperforming locations and (2) reduction in labor costs both as a result of our restructuring plan which was initiated in the fourth quarter of 2012. Overall, direct labor as a percentage of sales decreased 140 basis points for the three months ended March 31, 2013 compared to the same time period in 2012. Overhead costs as a percentage of sales remained consistent when compared to the prior year, as we reduced overhead costs, including savings from facilities closures and cost reductions related thereto, in response to the declining sales in our service centers. We believe the savings from the restructuring plan are sustainable, and we believe the effect of these measures should result in continued margin expansion.

A shift in our business mix also contributed to the year-over-year increase in gross margins for the three months ended March 31, 2013 . Due to a decline in lower-margin equipment and supplies sales, material costs as a percentage of consolidated sales for the three months ended March 31, 2013 were 30 basis points lower as compared to the same period in 2012.

Selling, General and Administrative Expenses

The increase of $0.3 million in selling, marketing, general and administrative expenses, during the three months ended March 31, 2013, compared to the same period in 2012 were primarily due to an increase in sales and marketing expenses. The increase in sales and marketing expenses was partially offset by cost reduction programs initiated in 2012.

General and administrative expenses for the three months ended March 31, 2013, decreased $1.0 million, or 6.3% compared to the same period in 2012. This decrease was primarily driven by the decrease in our headcount in response to the decline in overall sales, as noted above.

Sales and marketing expenses increased $1.3 million for the three months ended March 31, 2013 compared to the same period in 2012 driven primarily by the hiring of additional sales personnel to implement specific sales initiatives, such as Riot Creative Imaging, and our MPS offering.

Amortization of Intangibles

Amortization of intangibles of $1.7 million for the three months ended March 31, 2013, decreased by $2.8 million or 62.0% compared to same period in 2012, primarily due to the completion of the phasing out of local trade names in April 2012.

During the fourth quarter of 2010, we decided to phase out the use of our local trade names over the following 18 months and revised the remaining estimated useful lives of our trade name intangible assets accordingly. Effective January 1, 2011, all divisions began using the ARC name, though some use of the original brand names will remain in circulation to ensure business recognition and the retention of existing customers. Once the “legacy” trade names are fully transitioned to the ARC name and removed from the marketplace, they will quickly lose value. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years.

Goodwill Impairment

We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level.

At September 30, 2012, we performed our annual goodwill impairment analysis, which indicated that seven of our 27 reporting units, six in the United States and one in Canada, had goodwill impairments as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. There was no goodwill impairment charge recorded during the three months ended March 31, 2013 and 2012, respectively.

See “Critical Accounting Policies” section for further information related to our goodwill impairment test.

Restructuring expense

Restructuring expenses for the three months ended March 31, 2013 totaled $0.5 million and primarily consisted of estimated lease termination and obligation costs.

For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.

Interest Expense, Net

Net interest expense was $6.0 million during the three months ended March 31, 2013, compared to $7.4 million in the same period in 2012. The decrease was driven by a reduction in interest expense reclassified from accumulated other comprehensive income into earnings as a result of the previously terminated interest rate swap agreement on December 1, 2010. The amortization period for the interest rate swap expense ended in December of 2012, therefore had no impact in 2013 compared to a $1.3 million interest expense in 2012.

Income Taxes

We recorded an income tax benefit of $0.3 million in relation to pretax income of $0.4 million for the three months ended March 31, 2013, and an income tax provision of $1.3 million in relation to pretax loss of $3.6 million for the three months ended March 31, 2012.

For the three months ended March 31, 2013, the income tax benefit was primarily due to a reduction of a valuation allowance against certain deferred tax assets in one of our businesses in China.

For the three months ended March 31, 2012, the income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position, which receives an additional valuation allowance.

Noncontrolling Interest

Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.

Net Income (Loss) Attributable to ARC

Net income attributable to ARC was $0.4 million during the three months ended March 31, 2013, as compared to net loss attributable to ARC of $4.9 million in the same period 2012. The net income attributable to ARC in 2013 is primarily due to the increase in gross margins and reduction in amortization expense, partially offset by the increase in selling, general and administrative expenses and restructuring expenses in the first quarter of 2013, as noted above.

EBITDA

EBITDA margin decreased slightly to 14.8% during the three months ended March 31, 2013, as compared to 15.0% during the same period in 2012 due primarily to the decrease in sales described above. Excluding the effect of stock-based compensation, and the restructuring expense, our adjusted EBITDA margin was 15.9% for the three months ended March 31, 2013, as compared to 15.4% during the same period in 2012. The increase in adjusted EBITDA in 2013 was due primarily to the increase in gross profit as a result of the restructuring plan initiated in 2012.

Impact of Inflation

We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. Total cash as of March 31, 2013 was $30.2 million. Of this amount, $15.5 million was held in foreign countries, with $14.0 million held in China and considered a permanent investment in UDS.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2013	2012
Net cash provided by operating activities	$11,881	$12,395
Net cash used in investing activities	$(5,255)	$(3,614)
Net cash used in financing activities	$(4,471)	$(4,527)

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall decrease in cash flows from operations during the three months ended March 31, 2013 over the same period in 2012 was primarily due to the increase of accounts receivable, as well as $1.6 million of cash payments related to our restructuring plan. The majority of our restructuring liability balance of $1.2 million as of March 31, 2013 will be paid in 2013. The increase in accounts receivable was partially offset by an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return. Days sales outstanding (“DSO”) increased to 55 days as of March 31, 2013 compared to 52 days as of March 31, 2012 primarily due to strong sales in March of 2013 that will temporarily increase the DSO.

Investing Activities

Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling of $5.6 million and $3.8 million for the three months ended March 31, 2013 and 2012, respectively. The increase in capital expenditures is primarily due to growth in our onsite services, and due to the fact that we elected to purchase equipment more frequently rather than leasing equipment.

Financing Activities

Net cash of $4.5 million used in financing activities during the three months ended March 31, 2013 primarily relates to scheduled payments on our debt agreements and capital leases.

Our cash position, working capital, and debt obligations as of March 31, 2013 and December 31, 2012 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2013	December 31, 2012
Cash and cash equivalents	$30,219	$28,021
Working capital	$42,778	$40,650
Borrowings from senior secured credit facility and Notes (1)	$197,016	$196,852
Other debt obligations	22,372	25,673

Total debt obligations	$219,388	$222,525

(1)	Notes, net of discount of $2,984 and $3,148 at March 31, 2013 and December 31, 2012, respectively.

The increase of $2.1 million in working capital in 2013 was primarily due to an increase in cash of $2.2 million. The increase was primarily due to an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, partially offset by $1.6 million of cash payments related to our restructuring plan. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $30.2 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of March 31, 2013. See “Debt Obligations” section for further information related to our current credit facility.

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

As of and during the three months ended March 31, 2013, we did not have any outstanding debt under the 2012 Credit Agreement.

As of March 31, 2013, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $50.0 million. Standby letters of credit totaling $2.9 million reduced our borrowing availability under the 2012 Credit Agreement to $47.1 million as of March 31, 2013.

Foreign Credit Agreement

In the third quarter of 2012, UDS, ARC’s Chinese operations, entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of March 31, 2013. Draws on the facilities are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of March 31, 2013, there was $0.9 million in outstanding debt drawn on our foreign credit facilities.

Capital Leases

As of March 31, 2013, we had $21.3 million of capital lease obligations outstanding, with a weighted average interest rate of 7.5% and maturities between 2013 and 2018.

Seller Notes

As of March 31, 2013, we had $0.2 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2013 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2013, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that we violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Although we believe that we have meritorious defenses to the claim, we also believe that a loss is probable and recorded a liability of $0.5 million as of March 31, 2013. The case remains unresolved as of March 31, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.

In addition to the matter described above, we are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.

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

At September 30, 2012, absent the fact that we assess goodwill for impairment annually as of September 30, we determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) our underperformance relative to our plan in the third quarter of 2012 (2) the performance against plan of reporting units which previously had goodwill impairment (3) the economic environment, and (4) the continued decrease in large and small format printing at our service centers, which our management believes is partly due to customers’ increasing adoption of technology. Our analysis indicated that seven of our 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the first quarter of 2013 that would require an additional impairment test.

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

As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes ) that a valuation allowance was needed. As of March 31, 2013, the valuation allowance against certain deferred tax assets was $78.3 million.

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

For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our 2012 Annual Report on Form 10-K.

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

As of March 31, 2013, we had $219.4 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of March 31, 2013, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

This information is included under the caption “Legal Proceedings” in Note 6 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Date: May 8, 2013

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JOHN E.D. TOTH
John E.D. Toth
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