Form 10-Q
period 2013-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2013-08-07
CIK 1305168

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 2, 2013, there were 46,316,478 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.

Form 10-Q

For the Quarter Ended June 30, 2013

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. When used in this Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to ARC Document Solutions, Inc. (the “Company”) are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those contemplated herein. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. Given these uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$32,377	$28,021
Accounts receivable, net of allowances for accounts receivable of $2,736 and $2,634	63,111	51,855
Inventories, net	13,717	14,251
Deferred income taxes	386	—
Prepaid expenses	3,993	3,277
Other current assets	3,318	6,819

Total current assets	116,902	104,223
Property and equipment, net of accumulated depreciation of $201,643 and $197,830	56,552	56,471
Goodwill	212,608	212,608
Other intangible assets, net	31,021	34,498
Deferred financing fees, net	3,658	4,219
Deferred income taxes	1,350	1,246
Other assets	2,275	2,574

Total assets	$424,366	$415,839

Liabilities and Equity
Current liabilities:
Accounts payable	$24,824	$21,215
Accrued payroll and payroll-related expenses	9,834	6,774
Accrued expenses	21,958	22,321
Current portion of long-term debt and capital leases	12,061	13,263

Total current liabilities	68,677	63,573
Long-term debt and capital leases	208,722	209,262
Deferred income taxes	30,319	28,936
Other long-term liabilities	3,137	3,231

Total liabilities	310,855	305,002

Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,356 and 46,274 shares issued and 46,316 and 46,262 shares outstanding	46	46
Additional paid-in capital	103,840	102,510
Retained earnings	1,832	695
Accumulated other comprehensive income	411	689

	106,129	103,940
Less cost of common stock in treasury, 40 and 12 shares	134	44

Total ARC Document Solutions, Inc. stockholders’ equity	105,995	103,896
Noncontrolling interest	7,516	6,941

Total equity	113,511	110,837

Total liabilities and equity	$424,366	$415,839

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2013	2012	2013	2012
Service sales	$91,628	$91,783	$179,428	$181,455
Equipment and supplies sales	12,994	14,445	25,230	28,346

Total net sales	104,622	106,228	204,658	209,801
Cost of sales	69,011	72,475	136,668	144,170

Gross profit	35,611	33,753	67,990	65,631
Selling, general and administrative expenses	24,891	23,973	48,664	47,430
Amortization of intangible assets	1,699	2,805	3,446	7,398
Restructuring expense	636	—	1,108	—

Income from operations	8,385	6,975	14,772	10,803
Other income	(35)	(24)	(61)	(54)
Interest expense, net	6,076	7,255	12,117	14,693

Income (loss) before income tax provision	2,344	(256)	2,716	(3,836)
Income tax provision	1,467	619	1,156	1,929

Net income (loss)	877	(875)	1,560	(5,765)
Income attributable to noncontrolling interest	(155)	(178)	(423)	(195)

Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$722	$(1,053)	$1,137	$(5,960)

Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.02	$(0.02)	$0.02	$(0.13)

Diluted	$0.02	$(0.02)	$0.02	$(0.13)

Weighted average common shares outstanding:
Basic	45,901	45,667	45,832	45,604
Diluted	46,058	45,667	45,884	45,604

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income (loss)	$877	$(875)	$1,560	$(5,765)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	27	(311)	(126)	9
Amortization of derivative, net of tax effect of $0 for the three and six months ended June 30, 2013, and $380 and $849 for the three and six months ended June 30, 2012, respectively	—	636	—	1,422

Other comprehensive income (loss), net of tax	27	325	(126)	1,431

Comprehensive income (loss)	904	(550)	1,434	(4,334)
Comprehensive income attributable to noncontrolling interest	266	154	575	213

Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$638	$(704)	$859	$(4,547)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Common
(In thousands, except per share data)	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2011	46,235	$46	$99,728	$32,663	$(1,760)	$—	$6,388	$137,065
Stock-based compensation	31	—	903	—	—	—	—	903
Issuance of common stock under Employee Stock Purchase Plan	6	—	28	—	—	—	—	28
Stock options exercised	15	—	79	—	—	—	—	79
Tax benefit from stock-based compensation, net of tax deficiency	—	—	676	—	—	—	—	676
Comprehensive loss:
Net (loss) income	—	—	—	(5,960)	—	—	195	(5,765)
Foreign currency translation adjustments	—	—	—	—	(9)	—	18	9
Amortization on derivative, net of tax effect	—	—	—	—	1,422	—	—	1,422

Comprehensive loss								(4,334)

Balance at June 30, 2012	46,287	$46	$101,414	$26,703	$(347)	$—	$6,601	$134,417

	ARC Document Solutions, Inc. Shareholders
	Common Stock		Additional		Accumulated Other	Common
(In thousands, except per share data)	Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive Income (loss)	Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	51	—	1,321	—	—	—	—	1,321
Issuance of common stock under Employee Stock Purchase Plan	3	—	9	—	—	—	—	9
Treasury shares	28	—	—	—	—	(90)	—	(90)
Comprehensive income:
Net income	—	—	—	1,137	—	—	423	1,560
Foreign currency translation adjustments	—	—	—	—	(278)	—	152	(126)

Comprehensive income								1,434

Balance at June 30, 2013	46,356	$46	$103,840	$1,832	$411	$(134)	$7,516	$113,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Cash flows from operating activities
Net income (loss)	$877	$(875)	$1,560	$(5,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	301	164	446	404
Depreciation	7,020	7,061	13,975	14,123
Amortization of intangible assets	1,699	2,805	3,446	7,398
Amortization of deferred financing costs	278	281	561	536
Amortization of bond discount	167	150	332	297
Stock-based compensation	729	459	1,321	903
Deferred income taxes	1,145	(179)	736	(504)
Deferred tax valuation allowance	154	944	174	2,912
Restructuring expense, non-cash portion	235	—	293	—
Amortization of derivative, net of tax effect	—	636	—	1,422
Other non-cash items, net	(181)	(63)	(295)	(93)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(2,666)	(493)	(11,849)	(6,127)
Inventory	234	(1,064)	280	(1,585)
Prepaid expenses and other assets	(619)	(140)	3,090	(406)
Accounts payable and accrued expenses	(1,263)	(5,231)	5,921	3,335

Net cash provided by operating activities	8,110	4,455	19,991	16,850

Cash flows from investing activities
Capital expenditures	(4,430)	(5,457)	(10,042)	(9,262)
Other	182	(375)	539	(184)

Net cash used in investing activities	(4,248)	(5,832)	(9,503)	(9,446)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	9	7	9	28
Share repurchases, including shares surrendered for tax withholding	(90)	—	(90)	—
Proceeds from borrowings on long-term debt agreements	402	—	402	—
Payments on long-term debt agreements and capital leases	(3,075)	(4,078)	(6,407)	(8,466)
Net borrowings (repayments) under revolving credit facilities	929	(935)	(210)	(383)
Payment of deferred financing costs	—	(127)	—	(839)

Net cash used in financing activities	(1,825)	(5,054)	(6,296)	(9,581)

Effect of foreign currency translation on cash balances	121	(65)	164	58

Net change in cash and cash equivalents	2,158	(6,496)	4,356	(2,119)
Cash and cash equivalents at beginning of period	30,219	29,814	28,021	25,437

Cash and cash equivalents at end of period	$32,377	$23,318	$32,377	$23,318

Supplemental disclosure of cash flow information
Noncash financing activities
Capital lease obligations incurred	$2,992	$2,884	$4,246	$6,730

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

Basis of Presentation

The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recent Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05. The new guidance covers the accounting for a cumulative translation adjustment on the parent entity upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 will be effective beginning January 1, 2014. The Company does not anticipate the adoption to materially impact the Company’s Condensed Consolidated Financial Statements.

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

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Service Sales
Traditional reprographics	$30,516	$34,284	$60,074	$67,607
Color	21,846	20,501	42,751	40,504
Digital	8,690	9,508	17,051	19,198

Subtotal(1)	61,052	64,293	119,876	127,309
Onsite services(2)	30,576	27,490	59,552	54,146

Total services sales	91,628	91,783	179,428	181,455
Equipment and supplies sales	12,994	14,445	25,230	28,346

Total net sales	$104,622	$106,228	$204,658	$209,801

(1)	For comparison purposes this subtotal agrees with Reprographics Services historically reported prior to the 2012 Annual Report on Form 10-K.
(2)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).

Risk and Uncertainties

The Company generates the majority of its revenue from sales of services and products to the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. Reduced activity (relative to historic levels) in the AEC industry would diminish demand for some of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.

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

2. Earnings per Share

The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2013, stock options for 2.2 million and 3.8 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and six months ended June 30, 2012, stock options for 2.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.

Basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 were calculated using the following common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding—basic	45,901	45,667	45,832	45,604
Effect of dilutive impact on equity-based compensation awards	157	—	52	—

Weighted average common shares outstanding—diluted	46,058	45,667	45,884	45,604

3. Restructuring Expenses

To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. Through June 30, 2013, the restructuring plan included the closure of 41 of the Company’s service centers, which represented more than 10% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as managed print services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce.

Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. The Company’s restructuring efforts included service center closures in both 2012 and 2013. For the three and six months ended June 30, 2013, the Company closed four and eight service center locations, respectively, in addition to 33 closures in 2012. In total, the Company estimates that 2013 closures will result in restructuring expenses of less than $1.5 million.

The following table summarizes restructuring expenses incurred in the three and six months ended June 30, 2013.

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Employee termination costs	$—	$11
Estimated lease termination and obligation costs	559	966
Other restructuring expenses	77	131

Total restructuring expenses	$636	$1,108

The changes in the restructuring liability from December 31, 2012 through June 30, 2013 are summarized as follows:

Six Months Ended June 30, 2013
Balance, December 31, 2012	$2,299
Restructuring expenses	1,108
Payments	(2,614)
Adjustments	(3)

Balance, June 30, 2013	$790

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

At September 30, 2012, absent the fact that the Company assesses goodwill for impairment annually as of September 30, the Company determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) the Company’s underperformance relative to its plan in the third quarter of 2012, (2) the performance against plan of reporting units which previously had goodwill impairment, (3) the economic environment, and (4) the continued decrease in large and small format printing at the Company’s service centers, which the Company management believes is partly due to customers’ increasing adoption of technology. The Company’s analysis indicated that seven of its 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the first six months of 2013 that would require an additional impairment test.

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

Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles—Goodwill and Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The changes in the carrying amount of goodwill from January 1, 2012 through June 30, 2013 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2012	$405,558	$176,243	$229,315
Additions	—	—	—
Goodwill impairment	—	16,707	(16,707)

December 31, 2012	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	—	—

June 30, 2013	$405,558	$192,950	$212,608

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

During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s North American operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. There was no related impact for the three and six months ended June 30, 2013. The impact of this change in the three and six months ended June 30, 2012 was an increase in amortization expense of approximately $0.8 million and $3.2 million, respectively. Trade names were amortized using the straight-line method. The Company retired the original North American trade names in April 2012.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2013 and December 31, 2012 which continue to be amortized:

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,805	$67,372	$30,433	$97,926	$64,024	$33,902
Trade names and trademarks	20,365	19,777	588	20,350	19,754	596

	$118,170	$87,149	$31,021	$118,276	$83,778	$34,498

Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2013 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2013 (excluding the six months ended June 30, 2013)	$3,157
2014	5,757
2015	5,214
2016	4,515
2017	3,999
Thereafter	8,379

$31,021

5. Income Taxes

On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.

The Company recorded an income tax provision of $1.5 million and $1.2 million in relation to pretax income of $2.3 million and $2.7 million for the three and six months ended June 30, 2013, respectively. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2011, 2012 and the six months ended June 30, 2013, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of June 30, 2013, the Company has a $78.4 million valuation allowance against certain of its deferred tax assets.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.7 million as of June 30, 2013 are considered to be more likely than not to be realized. The valuation allowance of $78.4 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.3 million as of June 30, 2013 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
10.5% senior notes due 2016, net of bond discount of $2,816 and $3,148	$197,184	$196,852
Various capital leases; weighted average interest rate of 7.5% at June 30, 2013 and December 31, 2012; principal and interest payable monthly through June 2018	21,210	23,445
Borrowings from foreign revolving credit facilities; 0.6% interest rate at June 30, 2013 and December 31, 2012	1,814	1,985
Various other notes payable with a weighted average interest rate of 6.3% and 6.0% at June 30, 2013 and December 31, 2012, respectively; principal and interest payable monthly through June 2016	575	243

	220,783	222,525
Less current portion	(12,061)	(13,263)

	$208,722	$209,262

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

Note Repurchase. In July 2013, the company repurchased $7.0 million in aggregate principal amount of its 10.5% senior unsecured notes due December 15, 2016 in the open market.

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

As of and during the three and six months ended June 30, 2013, the Company did not have any outstanding debt under the 2012 Credit Agreement.

As of June 30, 2013, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $50.0 million. Standby letters of credit totaling $2.5 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $47.5 million as of June 30, 2013.

Foreign Credit Agreement

In the third quarter of 2012, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of June 30, 2013. Draws on the facilities are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

Other Notes Payable

Includes notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.

7. Commitments and Contingencies

Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2013, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. A subsequent court status conference was held on July 8, 2013 with no resolution reached. Although the Company believes that it has meritorious defenses to the claim, the Company also believes that a loss is probable and recorded a liability of $0.9 million as of June 30, 2013. The case remains unresolved as of June 30, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.

In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.

8. Stock-Based Compensation

The Company’s 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of June 30, 2013, 0.6 million shares remain available for issuance under the Stock Plan.

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

During the six months ended June 30, 2013, the Company granted options to acquire a total of 1.5 million shares, respectively, of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted to those key employees vest annually over three to four years and expire 10 years after the date of grant.

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.7 million and $0.5 million for the three months ended June 30, 2013 and 2012, respectively.

The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.3 million and $0.9 million for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, total unrecognized compensation cost related to unvested stock-based payments totaled $5.7 million and is expected to be recognized over a weighted-average period of 2.1 years.

9. Derivatives and Hedging Transactions

As of June 30, 2013 the Company was not party to any derivative or hedging transactions.

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

As of June 30, 2013, there is no amount deferred in accumulated other comprehensive income related to any swap transactions.

The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012:

	Amount of Gain or (Loss) Reclassified from Accumulated Comprehensive Income (Loss) into Income
	(effective portion)				(ineffective portion)
	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Location of Loss Reclassified from AOCL into Income
Interest expense	$—	$(1,015)	$—	$(2,271)	$—	$—	$—	$—

10. Fair Value Measurements

Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $14.4 million and $13.7 million as of June 30, 2013 and December 31, 2012, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2013 for its Notes and other notes payable is $200.0 million and $0.6 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and other notes payable is $202.0 million and $0.6 million, respectively, as of June 30, 2013.

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

Condensed Consolidating Balance Sheet

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$15,080	$17,297	$—	$32,377
Accounts receivable, net	—	52,807	10,304	—	63,111
Intercompany operations	135,848	5,327	—	(141,175)	—
Inventories, net	—	10,090	3,627	—	13,717
Deferred income taxes	—	3	383	—	386
Prepaid expenses	3	3,152	838	—	3,993
Other current assets	—	1,832	1,486	—	3,318

Total current assets	135,851	88,291	33,935	(141,175)	116,902
Property and equipment, net	—	48,470	8,082	—	56,552
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	164,632	15,255	—	(179,887)	—
Other intangible assets, net	—	29,040	1,981	—	31,021
Deferred financing costs, net	3,658	—	—	—	3,658
Deferred income taxes	—	69	1,281	—	1,350
Other assets	—	1,911	364	—	2,275

Total assets	$304,141	$395,644	$45,643	$(321,062)	$424,366

Liabilities and Equity
Current liabilities:
Accounts payable	$—	$21,245	$3,579	$—	$24,824
Accrued payroll and payroll-related expenses	—	9,138	696	—	9,834
Accrued expenses	958	17,311	3,689	—	21,958
Intercompany loans	—	132,823	8,352	(141,175)	—
Current portion of long-term debt and capital leases	—	8,870	3,191	—	12,061

Total current liabilities	958	189,387	19,507	(141,175)	68,677
Long-term debt and capital leases	197,188	10,042	1,492	—	208,722
Deferred income taxes	—	30,319	—	—	30,319
Other long-term liabilities	—	1,264	1,873	—	3,137

Total liabilities	198,146	231,012	22,872	(141,175)	310,855

Commitments and contingencies
Total equity	105,995	164,632	22,771	(179,887)	113,511

Total liabilities and equity	$304,141	$395,644	$45,643	$(321,062)	$424,366

Condensed Consolidating Balance Sheet

December 31, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$17,056	$—	$28,021
Accounts receivable, net	—	45,289	6,566	—	51,855
Intercompany operations	146,475	4,869	—	(151,344)	—
Inventories, net	—	9,426	4,825	—	14,251
Prepaid expenses	—	2,732	545	—	3,277
Other current assets	—	5,854	965	—	6,819

Total current assets	146,475	79,135	29,957	(151,344)	104,223
Property and equipment, net	—	48,484	7,987	—	56,471
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	151,015	14,233	—	(165,248)	—
Other intangible assets, net	—	32,327	2,171	—	34,498
Deferred financing costs, net	4,219	—	—	—	4,219
Deferred income taxes	—	—	1,246	—	1,246
Other assets	—	1,788	786	—	2,574

Total assets	$301,709	$388,575	$42,147	$(316,592)	$415,839

Liabilities and Equity
Current liabilities:
Accounts payable	$1	$19,395	$1,819	$—	$21,215
Accrued payroll and payroll-related expenses	—	6,460	314	—	6,774
Accrued expenses	951	17,230	4,140	—	22,321
Intercompany loans	—	143,450	7,894	(151,344)	—
Current portion of long-term debt and capital leases	—	9,909	3,354	—	13,263

Total current liabilities	952	196,444	17,521	(151,344)	63,573
Long-term debt and capital leases	196,861	10,945	1,456	—	209,262
Deferred income taxes	—	28,900	36	—	28,936
Other long-term liabilities	—	1,271	1,960	—	3,231

Total liabilities	197,813	237,560	20,973	(151,344)	305,002

Commitments and contingencies
Total equity	103,896	151,015	21,174	(165,248)	110,837

Total liabilities and equity	$301,709	$388,575	$42,147	$(316,592)	$415,839

Condensed Consolidating Statement of Operations

Three Months Ended

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$91,416	$13,206	$—	$104,622
Cost of sales	—	58,883	10,128	—	69,011

Gross profit	—	32,533	3,078	—	35,611
Selling, general and administrative expenses	1	22,651	2,239	—	24,891
Amortization of intangible assets	—	1,607	92	—	1,699
Restructuring expense	—	636	—	—	636

(Loss) income from operations	(1)	7,639	747	—	8,385
Other income, net	—	(35)	—	—	(35)
Interest expense (income), net	5,760	356	(40)	—	6,076

(Loss) income before equity earnings of subsidiaries and income tax provision	(5,761)	7,318	787	—	2,344
Equity in earnings of subsidiaries	(6,483)	(524)	—	7,007	—
Income tax provision	—	1,359	108	—	1,467

Net income (loss)	722	6,483	679	(7,007)	877
Income attributable to noncontrolling interest	—	—	(155)	—	(155)

Net income (loss) attributable to ARC Document Solutions	$722	$6,483	$524	$(7,007)	$722

Condensed Consolidating Statement of Operations

Three Months Ended

June 30, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$92,377	$13,851	$—	$106,228
Cost of sales	—	61,992	10,483	—	72,475

Gross profit	—	30,385	3,368	—	33,753
Selling, general and administrative expenses	1	21,840	2,132	—	23,973
Amortization of intangible assets	—	2,710	95	—	2,805

(Loss) income from operations	(1)	5,835	1,141	—	6,975
Other income, net	—	(16)	(8)	—	(24)
Interest expense (income), net	5,745	1,539	(29)	—	7,255

(Loss) income before equity earnings of subsidiaries and income tax provision	(5,746)	4,312	1,178	—	(256)
Equity in earnings of subsidiaries	(4,693)	(897)	—	5,590	—
Income tax provision	—	516	103	—	619

Net (loss) income	(1,053)	4,693	1,075	(5,590)	(875)
Income attributable to noncontrolling interest	—	—	(178)	—	(178)

Net (loss) income attributable to ARC Document Solutions	$(1,053)	$4,693	$897	$(5,590)	$(1,053)

Condensed Consolidating Statement of Operations

Six Months Ended

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$179,764	$24,894	$—	$204,658
Cost of sales	—	117,573	19,095	—	136,668

Gross profit	—	62,191	5,799	—	67,990
Selling, general and administrative expenses	3	44,278	4,383	—	48,664
Amortization of intangible assets	—	3,287	159	—	3,446
Restructuring expense	—	1,101	7	—	1,108

(Loss) income from operations	(3)	13,525	1,250	—	14,772
Other income, net	—	(61)	—	—	(61)
Interest expense (income), net	11,517	699	(99)	—	12,117

(Loss) income before equity earnings of subsidiaries and income tax provision (benefit)	(11,520)	12,887	1,349	—	2,716
Equity in earnings of subsidiaries	(12,657)	(1,297)	—	13,954	—
Income tax provision (benefit)	—	1,527	(371)	—	1,156

Net income (loss)	1,137	12,657	1,720	(13,954)	1,560
Income attributable to noncontrolling interest	—	—	(423)	—	(423)

Net income (loss) attributable to ARC Document Solutions	$1,137	$12,657	$1,297	$(13,954)	$1,137

Condensed Consolidating Statement of Operations

Six Months Ended

June 30, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$183,931	$25,870	$—	$209,801
Cost of sales	—	124,286	19,884	—	144,170

Gross profit	—	59,645	5,986	—	65,631
Selling, general and administrative expenses	3	43,357	4,070	—	47,430
Amortization of intangible assets	—	7,201	197	—	7,398

(Loss) income from operations	(3)	9,087	1,719	—	10,803
Other income, net	—	(54)	—	—	(54)
Interest expense (income), net	11,467	3,276	(50)	—	14,693

(Loss) income before equity earnings of subsidiaries and income tax provision	(11,470)	5,865	1,769	—	(3,836)
Equity in earnings of subsidiaries	(5,510)	(1,327)	—	6,837	—
Income tax provision	—	1,682	247	—	1,929

Net (loss) income	(5,960)	5,510	1,522	(6,837)	(5,765)
Income attributable to noncontrolling interest	—	—	(195)	—	(195)

Net (loss) income attributable to ARC Document Solutions	$(5,960)	$5,510	$1,327	$(6,837)	$(5,960)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$722	$6,483	$679	$(7,007)	$877
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	27	—	27

Other comprehensive income, net of tax	—	—	27	—	27

Comprehensive income (loss)	722	6,483	706	(7,007)	904
Comprehensive income attributable to noncontrolling interest	—	—	266	—	266

Comprehensive income (loss) attributable to ARC Document Solutions	$722	$6,483	$440	$(7,007)	$638

Condensed Consolidating Statement of Comprehensive Income (Loss)

Three Months Ended

June 30, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(1,053)	$4,693	$1,075	$(5,590)	$(875)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments, net of tax	—	—	(311)	—	(311)
Amortization of derivative, net of tax	—	636	—	—	636

Other comprehensive income (loss), net of tax	—	636	(311)	—	325

Comprehensive (loss) income	(1,053)	5,329	764	(5,590)	(550)
Comprehensive income attributable to noncontrolling interest	—	—	154	—	154

Comprehensive (loss) income attributable to ARC Document Solutions	$(1,053)	$5,329	$610	$(5,590)	$(704)

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$1,137	$12,657	$1,720	$(13,954)	$1,560
Other comprehensive loss, net of tax:
Foreign currency translation adjustments, net of tax	—	—	(126)	—	(126)

Other comprehensive loss, net of tax	—	—	(126)	—	(126)

Comprehensive income (loss)	1,137	12,657	1,594	(13,954)	1,434
Comprehensive income attributable to noncontrolling interest	—	—	575	—	575

Comprehensive income (loss) attributable to ARC Document Solutions	$1,137	$12,657	$1,019	$(13,954)	$859

Condensed Consolidating Statement of Comprehensive Income (Loss)

Six Months Ended

June 30, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(5,960)	$5,510	$1,522	$(6,837)	$(5,765)
Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax	—	—	9	—	9
Amortization of derivative, net of tax	—	1,422	—	—	1,422

Other comprehensive income, net of tax	—	1,422	9	—	1,431

Comprehensive (loss) income	(5,960)	6,932	1,531	(6,837)	(4,334)
Comprehensive income attributable to noncontrolling interest	—	—	213	—	213

Comprehensive (loss) income attributable to ARC Document Solutions	$(5,960)	$6,932	$1,318	$(6,837)	$(4,547)

Condensed Consolidating Statement of Cash Flows

Three Months Ended

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,565)	$17,478	$1,197	$—	$8,110
Cash flows from investing activities
Capital expenditures	—	(3,751)	(679)	—	(4,430)
Other	—	(113)	295	—	182

Net cash used in investing activities	—	(3,864)	(384)	—	(4,248)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	9	—	—	9
Share repurchases, including shares surrendered for tax withholding	—	(90)	—	—	(90)
Proceeds from borrowings on long-term debt agreements	—	402	—	—	402
Payments on long-term debt agreements and capital leases	—	(2,679)	(396)	—	(3,075)
Net borrowings under revolving credit facility	—	—	929	—	929
Advances to/from subsidiaries	10,565	(10,942)	377	—	—

Net cash provided by (used in) financing activities	10,565	(13,300)	910	—	(1,825)

Effect of foreign currency translation on cash balances	—	—	121	—	121

Net change in cash and cash equivalents	—	314	1,844	—	2,158
Cash and cash equivalents at beginning of period	—	14,766	15,453	—	30,219

Cash and cash equivalents at end of period	$—	$15,080	$17,297	$—	$32,377

Condensed Consolidating Statement of Cash Flows

Three Months Ended

June 30, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,529)	$14,598	$386	$—	$4,455
Cash flows from investing activities
Capital expenditures	—	(5,078)	(379)	—	(5,457)
Other	—	(299)	(76)	—	(375)

Net cash used in investing activities	—	(5,377)	(455)	—	(5,832)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	7	—	—	7
Payments on long-term debt agreements and capital leases	—	(3,749)	(329)	—	(4,078)
Net payments under revolving credit facility	—	—	(935)	—	(935)
Payment of deferred financing costs	(127)	—	—	—	(127)
Advances to/from subsidiaries	10,656	(10,665)	9	—	—

Net cash provided by (used in) financing activities	10,529	(14,328)	(1,255)	—	(5,054)

Effect of foreign currency translation on cash balances	—	—	(65)	—	(65)

Net change in cash and cash equivalents	—	(5,107)	(1,389)	—	(6,496)
Cash and cash equivalents at beginning of period	—	14,788	15,026	—	29,814

Cash and cash equivalents at end of period	$—	$9,681	$13,637	$—	$23,318

Condensed Consolidating Statement of Cash Flows

Six Months Ended

June 30, 2013

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,627)	$29,154	$1,464	$—	$19,991
Cash flows from investing activities
Capital expenditures	—	(8,807)	(1,235)	—	(10,042)
Other	—	187	352	—	539

Net cash used in investing activities	—	(8,620)	(883)	—	(9,503)

Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	9	—	—	9
Share repurchases, including shares surrendered for tax withholding	—	(90)	—	—	(90)
Proceeds from borrowings on long-term debt agreements	—	402	—	—	402
Payments on long-term debt agreements and capital leases	—	(5,655)	(752)	—	(6,407)
Net payments under revolving credit facility	—	—	(210)	—	(210)
Advances to/from subsidiaries	10,627	(11,085)	458	—	—

Net cash provided by (used in) financing activities	10,627	(16,419)	(504)	—	(6,296)

Effect of foreign currency translation on cash balances	—	—	164	—	164

Net change in cash and cash equivalents	—	4,115	241	—	4,356
Cash and cash equivalents at beginning of period	—	10,965	17,056	—	28,021

Cash and cash equivalents at end of period	$—	$15,080	$17,297	$—	$32,377

Condensed Consolidating Statement of Cash Flows

Six Months Ended

June 30, 2012

(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,582)	$26,388	$1,044	$—	$16,850
Cash flows from investing activities
Capital expenditures	—	(8,409)	(853)	—	(9,262)
Other	—	(117)	(67)	—	(184)

Net cash used in investing activities	—	(8,526)	(920)	—	(9,446)

Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	28	—	—	28
Payments on long-term debt agreements and capital leases	—	(7,741)	(725)	—	(8,466)
Net payments under revolving credit facility	—	—	(383)	—	(383)
Payment of deferred financing costs	(839)	—	—	—	(839)
Advances to/from subsidiaries	11,421	(12,253)	832	—	—

Net cash provided by (used in) financing activities	10,582	(19,887)	(276)	—	(9,581)

Effect of foreign currency translation on cash balances	—	—	58	—	58

Net change in cash and cash equivalents	—	(2,025)	(94)	—	(2,119)
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437

Cash and cash equivalents at end of period	$—	$9,681	$13,637	$—	$23,318

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Business Summary

ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) provides specialized document management services to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry.

We help our customers reduce their costs and improve efficiency in the use of their documents, improve their access and control over documents, and offer a wide variety of ways to print, produce, distribute, collaborate on and store documents.

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

Onsite Services consists of placement, management, and optimization of print and imaging equipment in our customer’s facilities, relieving them of the burden of owning and managing print devices and print networks, and shifting their costs to a “per-use” basis. Onsite Services sales are driven by the ongoing print needs of our customers, and are less exposed to the episodic large-format printing needs associated with construction projects. This category has been renamed from “Facilities Management,” but the service offerings reported in this category remain unchanged.

Color Services consists of specialized color printing and finishing services to marketing departments, regional and national retailers, and our traditional AEC customer base. This includes services provided under our Riot Creative Imaging brand.

Digital Services consists of digital document management services of all kinds, including archive and information management (“AIM”), “digital shipping” and managed file transfer, software licensing, and technology consulting services.

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

We believe ARC Document Solutions offers a distinct portfolio of services within the AEC industry that include its legacy reprographics business as well as its newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still distinctly related to the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 76% of our net sales for the six months ended June 30, 2013, with the remaining 24% consisting of sales to non-AEC industries.

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

We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. During 2012 and through the first half of 2013, we were more frequently electing to purchase equipment for our facilities and onsite service installations rather than lease equipment due to the availability of cash to fund capital expenditures and the interest savings thereby. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.

Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprise our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their workflow patterns and thereby their document and printing needs. While the construction market appeared to begin a slow recovery in 2012, we believe that there was a growing body of evidence by the third quarter of 2012 that demonstrated Traditional Reprographics sales, produced at our service centers, would not likely recover at the same pace due to these factors.

To ensure that the Company’s costs and resources were in line with demand for our current portfolio of services and products, management initiated a restructuring plan in October of 2012. The restructuring plan included the closure of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and an additional eight service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as managed print services and digital services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.

In the first six months of 2013, our gross margins improved by 190 basis points compared to the same period in 2012, which we attribute to our restructuring efforts initiated in October 2012, and suggests continuing year-over-year margin expansion in future periods.

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

Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2013 and 2012 to reflect the exclusion of amortization impact related specifically to the change in useful lives of trade names, restructuring expense, interest rate swap related costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2013 and 2012. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.

We presented adjusted EBITDA in three and six months ended June 30, 2013 and 2012 to exclude stock-based compensation expense and restructuring expense. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income (loss) attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Cash flows provided by operating activities	$8,110	$4,455	$19,991	$16,850
Changes in operating assets and liabilities, net of effect of business acquisitions	4,314	6,928	2,558	4,783
Non-cash expenses, including depreciation, amortization and restructuring	(11,547)	(12,258)	(20,989)	(27,398)
Income tax provision	1,467	619	1,156	1,929
Interest expense, net	6,076	7,255	12,117	14,693
Income attributable to the noncontrolling interest	(155)	(178)	(423)	(195)

EBIT	8,265	6,821	14,410	10,662
Depreciation and amortization	8,719	9,866	17,421	21,521

EBITDA	16,984	16,687	31,831	32,183
Interest expense, net	(6,076)	(7,255)	(12,117)	(14,693)
Income tax provision	(1,467)	(619)	(1,156)	(1,929)
Depreciation and amortization	(8,719)	(9,866)	(17,421)	(21,521)

Net income (loss) attributable to ARC	$722	$(1,053)	$1,137	$(5,960)

The following is a reconciliation of net income (loss) attributable to ARC to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net income (loss) attributable to ARC	$722	$(1,053)	$1,137	$(5,960)
Interest expense, net	6,076	7,255	12,117	14,693
Income tax provision	1,467	619	1,156	1,929

EBIT	8,265	6,821	14,410	10,662
Depreciation and amortization	8,719	9,866	17,421	21,521

EBITDA	16,984	16,687	31,831	32,183
Restructuring expense	636	—	1,108	—
Stock-based compensation	729	459	1,321	903

Adjusted EBITDA	$18,349	$17,146	$34,260	$33,086

The following is a reconciliation of net income (loss) margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013 (1)	2012 (1)
Net income (loss) margin attributable to ARC	0.7%	(1.0)%	0.6%	(2.8)%
Interest expense, net	5.8	6.8	5.9	7.0
Income tax provision	1.4	0.6	0.6	0.9

EBIT margin	7.9	6.4	7.0	5.1
Depreciation and amortization	8.3	9.3	8.5	10.3

EBITDA margin	16.2	15.7	15.6	15.3
Restructuring expense	0.6	—	0.5	—
Stock-based compensation	0.7	0.4	0.6	0.4

Adjusted EBITDA margin	17.5%	16.1%	16.7%	15.8%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income (loss) attributable to ARC to unaudited adjusted net income attributable to ARC:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net income (loss) attributable to ARC	$722	$(1,053)	$1,137	$(5,960)
Restructuring expense	636	—	1,108	—
Change in trade name impact to amortization	—	790	—	3,158
Interest rate swap related costs	—	1,015	—	2,271
Income tax benefit related to above items	(252)	(694)	(431)	(2,049)
Deferred tax valuation allowance and other discrete tax items	542	788	388	3,433

Unaudited adjusted net income attributable to ARC	$1,648	$846	$2,202	$853

Actual:
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.02	$(0.02)	$0.02	$(0.13)

Diluted	$0.02	$(0.02)	$0.02	$(0.13)

Weighted average common shares outstanding:
Basic	45,901	45,667	45,832	45,604
Diluted	46,058	45,667	45,884	45,604
Adjusted:
Earnings per share attributable to ARC shareholders:
Basic	$0.04	$0.02	$0.05	$0.02

Diluted	$0.04	$0.02	$0.05	$0.02

Weighted average common shares outstanding:
Basic	45,901	45,667	45,832	45,604
Diluted	46,058	45,726	45,884	45,618

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

The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Cash flows provided by operating activities(1)	$8,110	$4,455	$19,991	$16,850
Capital expenditures	(4,430)	(5,457)	(10,042)	(9,262)

Free Cash Flows	$3,680	$(1,002)	$9,949	$7,588

(1)	Cash flows provided by operating activities includes a $10.5 million semi-annual interest payment on the Company’s 10.5% senior notes.

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2013 (1)	2012	$ (1)%		2013 (1)	2012(1)	$(1)%
Traditional reprographics	$30.5	$34.3	$(3.8)	(11.0)%	$60.1	$67.6	$(7.5)	(11.1)%
Color	21.8	20.5	1.3	6.6%	42.8	40.5	2.2	5.5%
Digital	8.7	9.5	(0.8)	(8.6)%	17.1	19.2	(2.1)	(11.2)%

Subtotal (2)	$61.1	$64.3	$(3.2)	(5.0)%	$119.9	$127.3	$(7.4)	(5.8)%
Onsite services (3)	30.6	27.5	3.1	11.2%	59.6	54.1	5.4	10.0%
Equipment and supplies sales	13.0	14.4	(1.5)	(10.0)%	25.2	28.3	(3.1)	(11.0)%

Total net sales	$104.6	$106.2	$(1.6)	(1.5)%	$204.7	$209.8	$(5.1)	(2.5)%
Gross profit	$35.6	$33.8	$1.9	5.5%	$68.0	$65.6	$2.4	3.6%
Selling, general and administrative expenses	$24.9	$24.0	$0.9	3.8%	$48.7	$47.4	$1.2	2.6%
Amortization of intangibles	$1.7	$2.8	$(1.1)	(39.4)%	$3.4	$7.4	$(4.0)	(53.4)%
Restructuring expense	$0.6	$0.0	$0.6	100.0%	$1.1	$0.0	$1.1	100.0%
Interest expense, net	$6.1	$7.3	$(1.2)	(16.3)%	$12.1	$14.7	$(2.6)	(17.5)%
Income tax provision	$1.5	$0.6	$0.8	137.0%	$1.2	$1.9	$(0.8)	(40.1)%
Net income (loss) attributable to ARC	$0.7	$(1.1)	$1.8	(168.6)%	$1.1	$(6.0)	$7.1	(119.1)%
Adjusted net income attributable to ARC	$1.6	$0.8	$0.8	94.8%	$2.2	$0.9	$1.3	158.1%
EBITDA	$17.0	$16.7	$0.3	1.8%	$31.8	$32.2	$(0.4)	(1.1)%
Adjusted EBITDA	$18.3	$17.1	$1.2	7.0%	$34.3	$33.1	$1.2	3.5%

(1)	Column does not foot due to rounding
(2)	For comparison purposes to public reporting prior to December 2012, this subtotal agrees with the “Reprographics Services” revenue line historically reported.
(3)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data compared to net sales for the periods indicated:

	As Percentage of Net Sales Three Months Ended June 30,		As Percentage of Net Sales Six Months Ended June 30,
	2013	2012	2013 (1)	2012 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0	68.2	66.8	68.7

Gross profit	34.0	31.8	33.2	31.3
Selling, general and administrative expenses	23.8	22.6	23.8	22.6
Amortization of intangibles	1.6	2.6	1.7	3.5
Restructuring expense	0.6	—	0.5	—

Income from operations	8.0	6.6	7.2	5.1
Interest expense, net	5.8	6.8	5.9	7.0

Income (loss) before income tax provision	2.2	(0.2)	1.3	(1.8)
Income tax provision	1.4	0.6	0.6	0.9

Net income (loss)	0.8	(0.8)	0.8	(2.7)
Income attributable to the noncontrolling interest	(0.1)	(0.2)	(0.2)	(0.1)

Net income (loss) attributable to ARC	0.7%	(1.0)%	0.6%	(2.8)%
EBITDA	16.2%	15.7%	15.6%	15.3%
Adjusted EBITDA	17.5%	16.1%	16.7%	15.8%

(1)	Column does not foot due to rounding

Three and Six Months Ended June 30, 2013 Compared to Three and Six Months Ended June 30, 2012

Net Sales

Net sales for the three and six months ended June 30, 2013 decreased by 1.5% and 2.5%, respectively, compared to the same period in 2012. The decrease in net sales was primarily due to lower sales activity in our Traditional Reprographics Services offering and Equipment and Supplies Sales, which were partially offset by higher sales activity in our Onsite and Color Services. Declines in Traditional Reprographics sales remain influenced by the continuing trend of a greater use of digital processes for document workflow and less reliance on print.

Traditional Reprographics. Year-over-year sales of Traditional Reprographics Services decreased $3.8 million or 11.0%, and $7.5 million or 11.1%, during the three and six months ended June 30, 2013, respectively. Revenues from Traditional Reprographics represented approximately 29% of total net sales for the three and six months ended June 30, 2013, as compared to approximately 32% during to the same periods in 2012. Overall Traditional Reprographics Services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing, which was driven by the effect of technology adoption referenced above, as well as increased production of documents on customer sites as opposed to documents being produced at our service centers.

Color Services. Year-over-year sales of Color Services increased $1.3 million or 6.6%, and $2.2 million or 5.5%, for the three and six months ended June 30, 2013, respectively. Revenues from Color Services comprised approximately 21% of our total net sales for the three and six months ended June 30, 2013, as compared to approximately 19% during the same periods in 2012. We attribute this increase to our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.

Digital. Year-over-year sales of Digital Services decreased by $0.8 million or 8.6%, and $2.1 million or 11.2%, for the three and six months ended June 30, 2013, respectively. Revenues from Digital Services sales slightly decreased to approximately 8% of total net sales for the three and six months ended June 30, 2013, as compared to approximately 9% for the same periods in 2012. We attribute this decrease in Digital Services to a decline in those services related to project-based work performed at our service centers. Currently, the revenue generating activities included in Digital Services consist of both construction project and non-construction project related services.

Onsite Services. Year-over-year sales of Onsite Services increased by $3.1 million or 11.2%, and $5.4 million or 10.0%, for the three and six months ended June 30, 2013, respectively. Revenues from Onsite Services sales represented approximately 29% of total net sales for the three and six months ended June 30, 2013, compared to approximately 26% for the same periods in 2012. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place Traditional Reprographics equipment that we own or lease in our customers’ offices, typically referred to as a “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of Onsite Services accounts has grown to approximately 7,300 as of June 30, 2013, an increase of approximately 900 locations compared to June 30, 2012, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Services, our national accounts group.

Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $1.5 million or 10.0%, and $3.1 million or 11.0%, for the three and six months ended June 30, 2013, respectively. We experienced declines in both our operations in the United States and in China. Revenues from Equipment and Supplies Sales represented approximately 12% of total net sales for the three and six months ended June 30, 2013, compared to approximately 14% for the same periods in 2012. The decrease in Equipment and Supplies Sales in the United States was driven primarily by vendor promotions offered to our customers in 2012, as well as a large non-recurring equipment order in 2012. The decrease in Equipment and Supplies sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, was due to several large non-recurring equipment orders in 2012. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an onsite services arrangement. Chinese operations had sales of equipment and supplies of $5.3 million and $9.3 million for the three and six months ended June 30, 2013, as compared to $5.9 million and $10.9 million for the three and six months ended June 30, 2012.

Gross Profit

During the three months ended June 30, 2013, gross profit and gross profit margin increased to $35.6 million, and 34.0%, compared to $33.8 million, and 31.8%, during the same period in 2012, on a sales decline of $1.6 million.

During the six months ended June 30, 2013, gross profit and gross profit margin increased to $68.0 million, and 33.2%, compared to $65.6 million, and 31.3%, during the same period in 2012, on a sales decline of $5.1 million.

We were able to achieve expansion of our gross margins of 220 and 190 basis points on a sales declines of 1.5% and 2.5% for the three and six months ended June 30, 2013, respectively, due primarily to a combination of: (1) the closure or merging of underperforming service centers, (2) the reduction in labor costs resulting from our restructuring plan initiated in the fourth quarter of 2012, and (3) ongoing margin expansion initiatives in 2013. Overall, direct labor as a percentage of sales decreased 150 and 140 basis points for the three and six months ended June 30, 2013, respectively, compared to the same time periods in 2012. Overhead costs for the three and six months ended 2013 decreased slightly compared to the same time periods in 2012, due to savings from facilities closures and related cost reductions in response to the declining sales in our service centers. We believe the savings from the restructuring plan are sustainable, and we believe the effect of these measures should result in continued margin expansion.

A shift in our business mix also contributed to the year-over-year increase in gross margins for the three and six months ended June 30, 2013. Due to a decline in lower-margin equipment and supplies sales, material costs as a percentage of consolidated sales for the three and six months ended June 30, 2013 were 60 and 40 basis points lower, respectively, as compared to the same periods in 2012.

Selling, General and Administrative Expenses

The increase of $0.9 million and $1.2 million in selling, marketing, general and administrative expenses, during the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012, were primarily due to an increase in sales and marketing expenses. The increase in sales and marketing expenses for the six months ended June 30, 2013 was partially offset by cost reduction programs initiated in 2012.

General and administrative expenses for the three months ended June 30, 2013 increased $0.2 million or 1.4%, compared to the same period in 2012, which was primarily due to an increase in both accrued legal expenses and accrued incentive bonuses due to an improvement in the Company’s financial performance in 2013. For the six months ended June 30, 2013, general and administrative expenses decreased $0.7 million or 2.6% compared to the same period in 2012, which was primarily driven by the decrease in our headcount in response to the decline in overall sales, partially offset by an increase in accrued incentive bonuses in 2013.

Year-over-year sales and marketing expenses increased $0.7 million and $2.0 million for the three and six months ended June 30, 2013, driven primarily by the hiring of new sales personnel and the training of existing sales personnel to implement specific sales initiatives, such as Riot Creative Imaging, and our MPS offering.

Amortization of Intangibles

Amortization of intangibles of $1.7 million and $3.4 million for the three and six months ended June 30, 2013, respectively, decreased by $1.1 million or 39.4%, and $4.0 million or 53.4%, respectively, compared to same periods in 2012, primarily due to phasing out the use of local trade names in April 2012.

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

At September 30, 2012, we performed our annual goodwill impairment analysis, which indicated that seven of our 27 reporting units, six in the United States and one in Canada, had goodwill impairments as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. There was no goodwill impairment charge recorded during the three or six months ended June 30, 2013 and 2012, respectively.

See “Critical Accounting Policies” section for further information related to our goodwill impairment test.

Restructuring expense

Restructuring expenses for the three and six months ended June 30, 2013 totaled $0.6 million and $1.1 million, respectively, primarily consisted of estimated lease termination and obligation costs.

For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.

Interest Expense, Net

Net interest expense was $6.1 million and $12.1 million during the three and six months ended June 30, 2013, respectively, compared to $7.3 million and $14.7 million, in the same periods in 2012. The decrease was driven by a reduction in interest expense reclassified from accumulated other comprehensive income into earnings as a result of the previously terminated interest rate swap agreement on December 1, 2010. The amortization period for the interest rate swap expense ended in December of 2012, therefore had no impact in 2013 compared to a $1.0 million and $2.3 million interest expense in the three and six months ended June 30, 2012, respectively.

Income Taxes

We recorded an income tax provision of $1.5 million and $1.2 million in relation to pretax income of $2.3 million and $2.7 million for the three and six months ended June 30, 2013, respectively, and an income tax provision of $0.6 million and $1.9 million in relation to pretax loss of $0.3 million and $3.8 million for the three and six months ended June 30, 2012.

For the three and six months ended June 30, 2013, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.

Noncontrolling Interest

Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.

Net Income (Loss) Attributable to ARC

Net income attributable to ARC was $0.7 million and $1.1 million during the three and six months ended June 30, 2013, respectively, as compared to net loss attributable to ARC of $1.1 million and $6.0 million, respectively, in the same periods in 2012. The increase in net income attributable to ARC in 2013 versus prior year periods is primarily due to the increase in gross margins and reduction in amortization expense, partially offset by the increase in selling, general and administrative expenses and restructuring expenses in 2013, as noted above.

EBITDA

EBITDA margin increased to 16.2% and 15.6% during the three and six months ended June 30, 2013, respectively, as compared to 15.7% and 15.3% during the same periods in 2012. Excluding the effect of stock-based compensation and restructuring expense, adjusted EBITDA margin increased to 17.5% and 16.7% during the three and six months ended June 30, 2013, respectively, as compared to 16.1% and 15.8% during the same periods in 2012. The increases in EBITDA and adjusted EBITDA were due primarily to the increase in gross profit as a result of the restructuring plan initiated in 2012 as well as ongoing margin expansion initiatives.

Impact of Inflation

We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Liquidity and Capital Resources

Our principal sources of cash have been operations and borrowings under our debt agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. In July 2013, we repurchased $7.0 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash. Total cash as of June 30, 2013 was $32.4 million. Of this amount, $17.3 million was held in foreign countries, with $15.6 million held in China.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2013	2012	2013	2012
Net cash provided by operating activities	$8,110	$4,455	$19,991	$16,850
Net cash used in investing activities	$(4,248)	$(5,832)	$(9,503)	$(9,446)
Net cash used in financing activities	$(1,825)	$(5,054)	$(6,296)	$(9,581)

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall increase in cash flows from operations during the six months ended June 30, 2013 over the same period in 2012 was primarily due the increase in our net income driven by our expansion of EBITDA margins as described above, in addition to an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, and the timing of accounts payable and accrued expenses, which were offset, in part, by the increase of accounts receivable and cash payments of $2.6 million of related to our restructuring plan. Days sales outstanding (“DSO”) increased to 54 days as of June 30, 2013 compared to 51 days as of June 30, 2012 primarily due to the timing of customer payments in the second quarter of 2013. It is typical for our DSO to temporarily increase during the second quarter due to the increased revenue in May and June when compared with revenue in November and December.

Investing Activities

Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling of $10.0 million and $9.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase in capital expenditures is primarily due to growth in our onsite services, and due to the fact that we more often elected to purchase rather than lease new equipment.

Financing Activities

Net cash of $6.3 million used in financing activities during the six months ended June 30, 2013 primarily relates to scheduled payments on our debt agreements and capital leases.

Our cash position, working capital, and debt obligations as of June 30, 2013, and December 31, 2012, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2013	December 31, 2012
Cash and cash equivalents	$32,377	$28,021
Working capital	$48,225	$40,650
Borrowings from senior secured credit facility and Notes (1)	$197,184	$196,852
Other debt obligations	23,599	25,673

Total debt obligations	$220,783	$222,525

(1)	Notes, net of discount of $2,816 and $3,148 at June 30, 2013 and December 31, 2012, respectively.

The increase of $7.6 million in working capital in 2013 was primarily due to an increase in cash of $4.4 million, an increase in accounts receivable of $11.3 million that was offset by the increase in accounts payable of $3.6 million and accrued payroll and payroll-related expenses of $3.1 million. The increase in cash was primarily due to the increase in our net income driven by our expansion of EBITDA margins, as described above, an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, partially offset by $2.6 million of cash payments related to our restructuring plan. The increase in accounts receivable was driven by higher revenue in the second quarter of 2013 as compared to the fourth quarter of 2012. The increase in accounts payable and accrued payroll expenses was due to the timing of payments and accrued incentive bonuses in 2013. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $32.4 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of June 30, 2013. See “Debt Obligations” section for further information related to our current credit facility.

We generate the majority of our revenue from sales of services and products to the AEC industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential and residential construction spending. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.

In July 2013, we repurchased $7.0 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market. The repurchase was intended to reduce ARC’s long-term debt and annual interest obligations, and made no use of our $50.0 million revolving credit facility which remains undrawn. We may consider additional steps to further reduce our debt and interest obligations in the future provided conditions favor the Company.

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

As of and during the six months ended June 30, 2013, we did not have any outstanding debt under the 2012 Credit Agreement.

As of June 30, 2013, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $50.0 million. Standby letters of credit totaling $2.5 million reduced our borrowing availability under the 2012 Credit Agreement to $47.5 million as of June 30, 2013.

Foreign Credit Agreement

In the third quarter of 2012, UDS, ARC’s Chinese operations, entered into one-year revolving credit facilities. The facilities provide for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of June 30, 2013. Draws on the facilities are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of June 30, 2013, there was $1.8 million in outstanding debt drawn on our foreign credit facilities.

Capital Leases

As of June 30, 2013, we had $21.2 million of capital lease obligations outstanding, with a weighted average interest rate of 7.5% and maturities between 2013 and 2018.

Other Notes Payable

As of June 30, 2013, we had $0.4 million of notes payable outstanding, with an interest rate of 6.5% and maturities in 2016. These notes are collateralized by equipment previously purchased.

As of June 30, 2013, we had $0.2 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2013 and 2014. These notes were issued in connection with prior acquisitions.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2013, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.

Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. A subsequent court status conference was held on July 8, 2013 with no resolution reached. Although we believe that we have meritorious defenses to the claim, we also believe that a loss is probable and recorded a liability of $0.9 million as of June 30, 2013. The case remains unresolved as of June 30, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.

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

At September 30, 2012, absent the fact that we assess goodwill for impairment annually as of September 30, we determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) our underperformance relative to our plan in the third quarter of 2012 (2) the performance against plan of reporting units which previously had goodwill impairment (3) the economic environment, and (4) the continued decrease in large and small format printing at our service centers, which our management believes is partly due to customers’ increasing adoption of technology. Our analysis indicated that seven of our 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the first six months of 2013 that would require an additional impairment test.

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

Our projections are driven, in part, by industry data gathered from third parties, including projected growth rates of the AEC industry by segment (i.e. residential and non-residential) and anticipated GDP growth rates, as well as company-specific data such as estimated composition of our customer base (i.e. non-AEC vs. AEC, residential vs. non- residential), historical revenue trends, and EBITDA margin performance of our reporting units. Our revenue projections for each of ARC’s reporting units include the estimated respective customer composition for each reporting unit, year-to-date revenue at the time of the goodwill impairment analysis, and projected growth rates for the related customer types. Although we rely on a variety of internal and external sources in projecting revenue, our relative reliance on each source or trend changes from year to year. In 2012, we noted a continued divergence between our historic revenue growth rates and AEC non-residential construction growth rates, as well as the “dilution” of traditional reprographics as the Company’s dominant business line. Therefore, we increased our reliance upon internal sources for our short-term and long-term revenue forecasts. Once the forecasted revenue was established for each of the reporting units based on the process noted above, using the current year EBITDA margin as a base line, we forecasted future EBITDA margins. In general, our EBITDA margins are significantly affected by (1) revenue trends and (2) cost management initiatives. Revenue trends impact our EBITDA margins because a significant portion of our cost of sales are considered relatively fixed therefore an increase in forecasted revenue (particularly when combined with any cost management or productivity enhancement initiatives) would result in meaningful gross margin expansion. Similarly, a significant portion of our selling, general, and administrative expenses are considered fixed. Hence, in forecasting EBITDA margins, significant reliance was placed on the historical impact of revenue trends on EBITDA margin.

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

Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2012 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2013, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles – Goodwill and Other ) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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

As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of June 30, 2013, the valuation allowance against certain deferred tax assets was $78.4 million.

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

As of June 30, 2013, we had $220.8 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.

We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of June 30, 2013, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2013, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no significant changes to internal control over financial reporting during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

This information is included under the caption “Legal Proceedings” in Note 7 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period (In thousands, except per share data)	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2013 - April 30, 2013	28	$3.21	—	—
May 1, 2013 - May 31, 2013	—	—	—	—
June 1, 2013 - June 30, 2013	—	—	—	—

Total	28	$3.21	—	—

(1)	Our 2005 Stock Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the second quarter of 2013 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2013

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