Form 10-Q
period 2013-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2013-11-07
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32407
_______________________________________
ARC DOCUMENT SOLUTIONS, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1981 N. Broadway, Suite 385
Walnut Creek, California 94596
(925) 949-5100
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)
_______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2013, there were 46,356,018 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2013

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2013	2012
Assets
Current assets:
Cash and cash equivalents	$37,054	$28,021
Accounts receivable, net of allowances for accounts receivable of $2,672 and $2,634	58,643	51,855
Inventories, net	13,750	14,251
Deferred income taxes	468	—
Prepaid expenses	4,711	3,277
Other current assets	3,418	6,819
Total current assets	118,044	104,223
Property and equipment, net of accumulated depreciation of $204,231 and $197,830	56,367	56,471
Goodwill	212,608	212,608
Other intangible assets, net	29,436	34,498
Deferred financing fees, net	3,291	4,219
Deferred income taxes	1,269	1,246
Other assets	2,591	2,574
Total assets	$423,606	$415,839
Liabilities and Equity
Current liabilities:
Accounts payable	$21,889	$21,215
Accrued payroll and payroll-related expenses	12,834	6,774
Accrued expenses	27,623	22,321
Current portion of long-term debt and capital leases	11,505	13,263
Total current liabilities	73,851	63,573
Long-term debt and capital leases	201,880	209,262
Deferred income taxes	30,938	28,936
Other long-term liabilities	3,122	3,231
Total liabilities	309,791	305,002
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,356 and 46,274 shares issued and 46,316 and 46,262 shares outstanding	46	46
Additional paid-in capital	104,572	102,510
Retained earnings	1,382	695
Accumulated other comprehensive income	736	689
	106,736	103,940
Less cost of common stock in treasury, 40 and 12 shares	134	44
Total ARC Document Solutions, Inc. stockholders’ equity	106,602	103,896
Noncontrolling interest	7,213	6,941
Total equity	113,815	110,837
Total liabilities and equity	$423,606	$415,839
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2013	2012	2013	2012
Service sales	$88,830	$85,836	$268,258	$267,291
Equipment and supplies sales	12,422	13,590	37,652	41,936
Total net sales	101,252	99,426	305,910	309,227
Cost of sales	68,372	70,178	205,040	214,348
Gross profit	32,880	29,248	100,870	94,879
Selling, general and administrative expenses	24,019	23,916	72,683	71,346
Amortization of intangible assets	1,610	1,846	5,056	9,244
Goodwill impairment	—	16,707	—	16,707
Restructuring expense	657	—	1,765	—
Income (loss) from operations	6,594	(13,221)	21,366	(2,418)
Other income	(25)	(25)	(86)	(79)
Loss on extinguishment of debt	262	—	262	—
Interest expense, net	5,895	6,982	18,012	21,675
Income (loss) before income tax provision (benefit)	462	(20,178)	3,178	(24,014)
Income tax provision (benefit)	790	(84)	1,946	1,845
Net (loss) income	(328)	(20,094)	1,232	(25,859)
Income attributable to noncontrolling interest	(122)	(18)	(545)	(213)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(450)	$(20,112)	$687	$(26,072)
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.01)	$(0.44)	$0.01	$(0.57)
Diluted	$(0.01)	$(0.44)	$0.01	$(0.57)
Weighted average common shares outstanding:
Basic	45,976	45,716	45,880	45,641
Diluted	45,976	45,716	45,947	45,641
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net (loss) income	$(328)	$(20,094)	$1,232	$(25,859)
Other comprehensive income, net of tax
Foreign currency translation adjustments	385	270	259	281
Amortization of derivative, net of tax effect of $0 for the three and nine months ended September 30, 2013, and $289 and $1,138 for the three and nine months ended September 30, 2012, respectively	—	486	—	1,908
Other comprehensive income, net of tax	385	756	259	2,189
Comprehensive income (loss)	57	(19,338)	1,491	(23,670)
Comprehensive income (loss) attributable to noncontrolling interest	182	(9)	757	205
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(125)	$(19,329)	$734	$(23,875)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2011	46,235	$46	$99,728	$32,663	$(1,760)	$—	$6,388	$137,065
Stock-based compensation	29	—	1,457	—	—	—	—	1,457
Issuance of common stock under Employee Stock Purchase Plan	6	—	28	—	—	—	—	28
Stock options exercised	15	—	79	—	—	—	—	79
Tax benefit from stock-based compensation, net of tax deficiency	—	—	676	—	—	—	—	676
Comprehensive loss:
Net (loss) income	—	—	—	(26,072)	—	—	213	(25,859)
Foreign currency translation adjustments	—	—	—	—	289	—	(8)	281
Amortization on derivative, net of tax effect	—	—	—	—	1,908	—	—	1,908
Comprehensive loss								(23,670)
Balance at September 30, 2012	46,285	$46	$101,968	$6,591	$437	$—	$6,593	$115,635

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	50	—	2,049	—	—	—	—	2,049
Issuance of common stock under Employee Stock Purchase Plan	4	—	13	—	—	—	—	13
Treasury shares	28	—	—	—	—	(90)	—	(90)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(485)	(485)
Comprehensive income:
Net income	—	—	—	687	—	—	545	1,232
Foreign currency translation adjustments	—	—	—	—	47	—	212	259
Comprehensive income								1,491
Balance at September 30, 2013	46,356	$46	$104,572	$1,382	$736	$(134)	$7,213	$113,815
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Cash flows from operating activities
Net (loss) income	$(328)	$(20,094)	$1,232	$(25,859)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	105	128	551	532
Depreciation	7,059	7,143	21,034	21,266
Amortization of intangible assets	1,610	1,846	5,056	9,244
Amortization of deferred financing costs	270	276	831	812
Amortization of bond discount	168	156	500	453
Goodwill impairment	—	16,707	—	16,707
Stock-based compensation	728	554	2,049	1,457
Deferred income taxes	182	(3,797)	918	(4,301)
Deferred tax valuation allowance	386	3,854	560	6,766
Restructuring expense, non-cash portion	70	—	363	—
Amortization of derivative, net of tax effect	—	486	—	1,908
Other non-cash items, net	194	(123)	(101)	(216)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	4,491	2,796	(7,358)	(3,331)
Inventory	441	(1,081)	721	(2,666)
Prepaid expenses and other assets	(1,102)	(795)	1,988	(1,201)
Accounts payable and accrued expenses	5,745	5,973	11,666	9,308
Net cash provided by operating activities	20,019	14,029	40,010	30,879
Cash flows from investing activities
Capital expenditures	(4,814)	(4,932)	(14,856)	(14,194)
Other	83	317	622	133
Net cash used in investing activities	(4,731)	(4,615)	(14,234)	(14,061)
Cash flows from financing activities
Proceeds from stock option exercises	—	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	4	—	13	28
Share repurchases, including shares surrendered for tax withholding	—	—	(90)	—
Proceeds from borrowings on long-term debt agreements	—	—	402	—
Payments of debt extinguishment costs	(66)	—	(66)	—
Early extinguishment of long-term debt	(7,000)	—	(7,000)	—
Payments on long-term debt agreements and capital leases	(2,988)	(3,575)	(9,395)	(12,041)
Net (repayments) borrowings under revolving credit facilities	(228)	1,424	(438)	1,041
Payment of deferred financing costs	—	—	—	(839)
Dividends paid to noncontrolling interest	(485)	—	(485)	—
Net cash used in financing activities	(10,763)	(2,151)	(17,059)	(11,732)
Effect of foreign currency translation on cash balances	152	(47)	316	11
Net change in cash and cash equivalents	4,677	7,216	9,033	5,097
Cash and cash equivalents at beginning of period	32,377	23,318	28,021	25,437
Cash and cash equivalents at end of period	$37,054	$30,534	$37,054	$30,534
Supplemental disclosure of cash flow information
Noncash financing activities
Capital lease obligations incurred	$2,491	$1,781	$6,737	$8,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) provides specialized document management services to businesses of all types, with an emphasis on the non-residential segment of the architectural, engineering and construction (“AEC”) industry. ARC offers a variety of services including: Onsite Services, Digital Services, Color Services, and Traditional Reprographics Services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.
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
Segment Reporting
The provisions of Accounting Standards Codification (“ASC”) 280, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the Company's Chief Executive Officer and Chief Operating Officer, who, acting jointly, are deemed to be the chief operating decision makers. Because its operating segments have similar products and services, classes of customers, production processes and economic characteristics, the Company is deemed to operate as a single reportable segment.
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Service Sales
Traditional reprographics	$28,907	$30,820	$88,981	$98,427
Color	20,638	19,335	63,389	59,839
Digital	8,295	8,565	25,346	27,763
Subtotal(1)	57,840	58,720	177,716	186,029
Onsite services(2)	30,990	27,116	90,542	81,262
Total services sales	88,830	85,836	268,258	267,291
Equipment and supplies sales	12,422	13,590	37,652	41,936
Total net sales	$101,252	$99,426	$305,910	$309,227

(1)	For comparison purposes this subtotal agrees with Reprographics Services historically reported prior to the 2012 Annual Report on Form 10-K.

(2)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine ended September 30, 2013, stock options for 2.2 million and 3.6 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and nine months ended September 30, 2012, stock options for 2.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 were calculated using the following common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding—basic	45,976	45,716	45,880	45,641
Effect of dilutive impact on equity-based compensation awards	—	—	67	—
Weighted average common shares outstanding—diluted	45,976	45,716	45,947	45,641

3. Restructuring Expenses
To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. Through September 30, 2013, the restructuring plan included the closure of 48 of the Company’s service centers, which represented more than 15% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as managed print services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce.
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. The Company’s restructuring efforts included service center closures in both 2012 and 2013. For the three and nine months ended September 30, 2013, the Company closed seven and fifteen service center locations, respectively, in addition to 33 closures in 2012. In total, the Company estimates that 2013 closures will result in restructuring expenses of less than $2.5 million.
The following table summarizes restructuring expenses incurred in the three and nine months ended September 30, 2013.

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Employee termination costs	$1	$12
Estimated lease termination and obligation costs	395	1,361
Other restructuring expenses	261	392
Total restructuring expenses	$657	$1,765
The changes in the restructuring liability from December 31, 2012 through September 30, 2013 are summarized as follows:

Nine Months Ended September 30, 2013
Balance, December 31, 2012	$2,299
Restructuring expenses	1,765
Payments	(3,324)
Balance, September 30, 2013	$740
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2013, the Company assessed goodwill for impairment and determined that goodwill was not impaired.
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
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2013 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2014, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles—Goodwill and Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2012 through September 30, 2013 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2012	$405,558	$176,243	$229,315
Additions	—	—	—
Goodwill impairment	—	16,707	(16,707)
December 31, 2012	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	—	—
September 30, 2013	$405,558	$192,950	$212,608
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
During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s North American operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. There was no related impact for the three and nine months ended September 30, 2013 or for the three months ended September 30, 2012. The impact of this change for the nine months ended September 30, 2012 was an increase in amortization expense of approximately $3.2 million. Trade names were amortized using the straight-line method. The Company retired the original North American trade names in April 2012.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2013 and December 31, 2012 which continue to be amortized:

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,861	$69,005	$28,856	$97,926	$64,024	$33,902
Trade names and trademarks	20,370	19,790	580	20,350	19,754	596
	$118,231	$88,795	$29,436	$118,276	$83,778	$34,498
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2013 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2013 (excluding the nine months ended September 30, 2013)	$1,548
2014	5,761
2015	5,218
2016	4,518
2017	4,002
Thereafter	8,389
$29,436
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.8 million and $1.9 million in relation to pretax income of $0.5 million and $3.2 million for the three and nine months ended September 30, 2013, respectively. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2011, 2012 and the nine months ended September 30, 2013, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of September 30, 2013, the Company has a $78.8 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.7 million as of September 30, 2013 which relate to foreign entities are considered to be more likely than not to be realized. The valuation allowance of $78.8 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of September 30, 2013 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years.
6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
10.5% senior notes due 2016, net of bond discount of $2,549 and $3,148	$190,451	$196,852
Various capital leases; weighted average interest rate of 7.5% at September 30, 2013 and December 31, 2012; principal and interest payable monthly through September 2018	20,841	23,445
Borrowings from foreign revolving credit facilities; 0.6% interest rate at September 30, 2013 and December 31, 2012	1,596	1,985
Various other notes payable with a weighted average interest rate of 6.4% and 6.0% at September 30, 2013 and December 31, 2012, respectively; principal and interest payable monthly through June 2016	497	243
	213,385	222,525
Less current portion	(11,505)	(13,263)
	$201,880	$209,262
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
Optional Redemption. At any time prior to December 15, 2013, the Company may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, to the date of redemption. In addition, the Company may redeem some or all of the Notes (i) on December 15, 2013 or during the 12 month period thereafter, at a redemption price equal to 105.25% of the principal amount thereof and (ii) on or after December 15, 2014, at the redemption price set forth in the Indenture, in each case, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 15, 2013, the Company may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional notes, at a redemption price equal to 110.5% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption.

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
Note Repurchase. In July 2013, the Company repurchased $7.0 million in aggregate principal amount of its 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash.

In October and November of 2013, the Company repurchased an additional $5.3 million in aggregate principal amount of its
10.5% senior unsecured notes due December 15, 2016 in the open market using available cash.
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
As of and during the three and nine months ended September 30, 2013, the Company did not have any outstanding debt under the 2012 Credit Agreement.
As of September 30, 2013, based on inventory, accounts receivable and unencumbered equipment of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $48.8 million. Standby letters of credit totaling $2.5 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $46.3 million as of September 30, 2013.

Foreign Credit Agreement
In the third quarter of 2013, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 18 months . The facility provide for a maximum credit amount of 10.0 million Chinese Yuan Renminbi, which translates to U.S. $1.6 million as of September 30, 2013. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2013, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. A subsequent court status conference was held on July 8, 2013 with no resolution reached. Although the Company believes that it has meritorious defenses to the claim, the Company also believes that a loss is probable and recorded a liability of $0.9 million as of September 30, 2013. The case remains unresolved as of September 30, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
8. Stock-Based Compensation
The Company’s 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of September 30, 2013, 0.7 million shares remain available for issuance under the Stock Plan.
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
During the nine months ended September 30, 2013, the Company granted options to acquire a total of 1.5 million shares, of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The stock options granted to those key employees vest annually over three to four years and expire 10 years after the date of grant.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.7 million and $0.6 million for the three months ended September 30, 2013 and 2012, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $2.0 million and $1.5 million for the nine months ended September 30, 2013 and 2012, respectively.
As of September 30, 2013, total unrecognized compensation cost related to unvested stock-based payments totaled $4.9 million and is expected to be recognized over a weighted-average period of 1.9 years.
9. Derivatives and Hedging Transactions
As of September 30, 2013 the Company was not party to any derivative or hedging transactions.
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
As of September 30, 2013, there is no amount deferred in accumulated other comprehensive income related to any swap transactions.
The following table summarizes the effect of the swap transaction on the interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012:

	Amount of Gain or (Loss) Reclassified from Accumulated Comprehensive Income (Loss) into Income
	(effective portion)				(ineffective portion)
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Location of Loss Reclassified from AOCL into Income
Interest expense	$—	$(776)	$—	$(3,047)	$—	$—	$—	$—
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
Level 1-inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2-inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3-inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the condensed consolidated financial statements as of and for the nine months ended September 30, 2013 and 2012:

	Significant Other Unobservable Inputs September 30,
	2013		2012
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure
Goodwill	$212,608	$—	$212,608	$16,707
In accordance with ASC 350, goodwill was written down to its implied fair value of $212.6 million as of September 30, 2012, resulting in an impairment charge of $16.7 million during the nine months ended September 30, 2012. See Note 4, “Goodwill and other intangibles resulting from business acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $12.5 million and $13.7 million as of September 30, 2013 and December 31, 2012, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2013 for its Notes and other notes payable is $193.0 million and $0.5 million, respectively. Using a discounted cash flow technique that incorporates a market interest rate which assumes adjustments for duration, optionality, and risk profile, the Company has determined the fair value of its Notes and other notes payable is $201.2 million and $0.5 million, respectively, as of September 30, 2013.
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

Condensed Consolidating Balance Sheet
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$21,115	$15,939	$—	$37,054
Accounts receivable, net	—	49,186	9,457	—	58,643
Intercompany operations	128,672	5,109	—	(133,781)	—
Inventories, net	—	10,469	3,281	—	13,750
Deferred income taxes	—	3	465	—	468
Prepaid expenses	1	3,702	1,008	—	4,711
Other current assets	—	1,834	1,584	—	3,418
Total current assets	128,673	91,418	31,734	(133,781)	118,044
Property and equipment, net	—	48,471	7,896	—	56,367
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	171,077	18,089	—	(189,166)	—
Other intangible assets, net	—	27,508	1,928	—	29,436
Deferred financing costs, net	3,291	—	—	—	3,291
Deferred income taxes	—	69	1,200	—	1,269
Other assets	—	2,095	496	—	2,591
Total assets	$303,041	$400,258	$43,254	$(322,947)	$423,606
Liabilities and Equity
Current liabilities:
Accounts payable	$—	$19,491	$2,398	$—	$21,889
Accrued payroll and payroll-related expenses	—	12,089	745	—	12,834
Accrued expenses	5,984	18,451	3,188	—	27,623
Intercompany loans	—	128,377	5,404	(133,781)	—
Current portion of long-term debt and capital leases	—	8,581	2,924	—	11,505
Total current liabilities	5,984	186,989	14,659	(133,781)	73,851
Long-term debt and capital leases	190,455	9,974	1,451	—	201,880
Deferred income taxes	—	30,910	28	—	30,938
Other long-term liabilities	—	1,308	1,814	—	3,122
Total liabilities	196,439	229,181	17,952	(133,781)	309,791
Commitments and contingencies
Total equity	106,602	171,077	25,302	(189,166)	113,815
Total liabilities and equity	$303,041	$400,258	$43,254	$(322,947)	$423,606

Condensed Consolidating Balance Sheet
December 31, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Assets
Current assets:
Cash and cash equivalents	$—	$10,965	$17,056	$—	$28,021
Accounts receivable, net	—	45,289	6,566	—	51,855
Intercompany operations	146,475	4,869	—	(151,344)	—
Inventories, net	—	9,426	4,825	—	14,251
Prepaid expenses	—	2,732	545	—	3,277
Other current assets	—	5,854	965	—	6,819
Total current assets	146,475	79,135	29,957	(151,344)	104,223
Property and equipment, net	—	48,484	7,987	—	56,471
Goodwill	—	212,608	—	—	212,608
Investment in subsidiaries	151,015	14,233	—	(165,248)	—
Other intangible assets, net	—	32,327	2,171	—	34,498
Deferred financing costs, net	4,219	—	—	—	4,219
Deferred income taxes	—	—	1,246	—	1,246
Other assets	—	1,788	786	—	2,574
Total assets	$301,709	$388,575	$42,147	$(316,592)	$415,839
Liabilities and Equity
Current liabilities:
Accounts payable	$1	$19,395	$1,819	$—	$21,215
Accrued payroll and payroll-related expenses	—	6,460	314	—	6,774
Accrued expenses	951	17,230	4,140	—	22,321
Intercompany loans	—	143,450	7,894	(151,344)	—
Current portion of long-term debt and capital leases	—	9,909	3,354	—	13,263
Total current liabilities	952	196,444	17,521	(151,344)	63,573
Long-term debt and capital leases	196,861	10,945	1,456	—	209,262
Deferred income taxes	—	28,900	36	—	28,936
Other long-term liabilities	—	1,271	1,960	—	3,231
Total liabilities	197,813	237,560	20,973	(151,344)	305,002
Commitments and contingencies
Total equity	103,896	151,015	21,174	(165,248)	110,837
Total liabilities and equity	$301,709	$388,575	$42,147	$(316,592)	$415,839

Condensed Consolidating Statement of Operations
Three Months Ended
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$88,766	$12,486	$—	$101,252
Cost of sales	—	58,727	9,645	—	68,372
Gross profit	—	30,039	2,841	—	32,880
Selling, general and administrative expenses	2	21,672	2,345	—	24,019
Amortization of intangible assets	—	1,534	76	—	1,610
Restructuring expense	—	657	—	—	657
(Loss) income from operations	(2)	6,176	420	—	6,594
Other income, net	—	(25)	—	—	(25)
Loss on extinguishment of debt	262	—	—	—	262
Interest expense, net	5,584	357	(46)	—	5,895
(Loss) income before equity earnings of subsidiaries and income tax provision	(5,848)	5,844	466	—	462
Equity in earnings of subsidiaries	(5,398)	(253)	—	5,651	—
Income tax provision	—	699	91	—	790
Net (loss) income	(450)	5,398	375	(5,651)	(328)
Income attributable to noncontrolling interest	—	—	(122)	—	(122)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(450)	$5,398	$253	$(5,651)	$(450)
Condensed Consolidating Statement of Operations
Three Months Ended
September 30, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$86,714	$12,712	$—	$99,426
Cost of sales	—	59,988	10,190	—	70,178
Gross profit	—	26,726	2,522	—	29,248
Selling, general and administrative expenses	2	23,274	640	—	23,916
Amortization of intangible assets	—	1,760	86	—	1,846
Goodwill impairment	—	15,204	1,503	—	16,707
(Loss) income from operations	(2)	(13,512)	293	—	(13,221)
Other income, net	—	(25)	—	—	(25)
Interest expense, net	5,752	1,238	(8)	—	6,982
(Loss) income before equity earnings of subsidiaries and income tax (benefit) provision	(5,754)	(14,725)	301	—	(20,178)
Equity in earnings of subsidiaries	14,358	(200)	—	(14,158)	—
Income tax (benefit) provision	—	(167)	83	—	(84)
Net (loss) income	(20,112)	(14,358)	218	14,158	(20,094)
Income attributable to noncontrolling interest	—	—	(18)	—	(18)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(20,112)	$(14,358)	$200	$14,158	$(20,112)

Condensed Consolidating Statement of Operations
Nine Months Ended
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$268,530	$37,380	$—	$305,910
Cost of sales	—	176,300	28,740	—	205,040
Gross profit	—	92,230	8,640	—	100,870
Selling, general and administrative expenses	5	65,950	6,728	—	72,683
Amortization of intangible assets	—	4,821	235	—	5,056
Restructuring expense	—	1,758	7	—	1,765
(Loss) income from operations	(5)	19,701	1,670	—	21,366
Other income, net	—	(86)	—	—	(86)
Loss on extinguishment of debt	262	—	—	—	262
Interest expense, net	17,101	1,056	(145)	—	18,012
(Loss) income before equity earnings of subsidiaries and income tax provision (benefit)	(17,368)	18,731	1,815	—	3,178
Equity in earnings of subsidiaries	(18,055)	(1,550)	—	19,605	—
Income tax provision (benefit)	—	2,226	(280)	—	1,946
Net income (loss)	687	18,055	2,095	(19,605)	1,232
Income attributable to noncontrolling interest	—	—	(545)	—	(545)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$687	$18,055	$1,550	$(19,605)	$687

Condensed Consolidating Statement of Operations
Nine Months Ended
September 30, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net sales	$—	$270,645	$38,582	$—	$309,227
Cost of sales	—	184,274	30,074	—	214,348
Gross profit	—	86,371	8,508	—	94,879
Selling, general and administrative expenses	5	66,631	4,710	—	71,346
Amortization of intangible assets	—	8,961	283	—	9,244
Goodwill impairment	—	15,204	1,503	—	16,707
(Loss) income from operations	(5)	(4,425)	2,012	—	(2,418)
Other income, net	—	(79)	—	—	(79)
Interest expense, net	17,219	4,514	(58)	—	21,675
(Loss) income before equity earnings of subsidiaries and income tax provision	(17,224)	(8,860)	2,070	—	(24,014)
Equity in earnings of subsidiaries	8,848	(1,527)	—	(7,321)	—
Income tax provision	—	1,515	330	—	1,845
Net (loss) income	(26,072)	(8,848)	1,740	7,321	(25,859)
Income attributable to noncontrolling interest	—	—	(213)	—	(213)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(26,072)	$(8,848)	$1,527	$7,321	$(26,072)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(450)	$5,398	$375	$(5,651)	$(328)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	—	—	385	—	385
Other comprehensive income, net of tax	—	—	385	—	385
Comprehensive (loss) income	(450)	5,398	760	(5,651)	57
Comprehensive income attributable to noncontrolling interest	—	—	182	—	182
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(450)	$5,398	$578	$(5,651)	$(125)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Three Months Ended
September 30, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(20,112)	$(14,358)	$218	$14,158	$(20,094)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	—	—	270	—	270
Amortization of derivative, net of tax	—	486	—	—	486
Other comprehensive income, net of tax	—	486	270	—	756
Comprehensive (loss) income	(20,112)	(13,872)	488	14,158	(19,338)
Comprehensive loss attributable to noncontrolling interest	—	—	(9)	—	(9)
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(20,112)	$(13,872)	$497	$14,158	$(19,329)

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net income (loss)	$687	$18,055	$2,095	$(19,605)	$1,232
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	—	—	259	—	259
Other comprehensive income, net of tax	—	—	259	—	259
Comprehensive income (loss)	687	18,055	2,354	(19,605)	1,491
Comprehensive income attributable to noncontrolling interest	—	—	757	—	757
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$687	$18,055	$1,597	$(19,605)	$734

Condensed Consolidating Statement of Comprehensive Income (Loss)
Nine Months Ended
September 30, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Net (loss) income	$(26,072)	$(8,848)	$1,740	$7,321	$(25,859)
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	—	—	281	—	281
Amortization of derivative, net of tax	—	1,908	—	—	1,908
Other comprehensive income, net of tax	—	1,908	281	—	2,189
Comprehensive (loss) income	(26,072)	(6,940)	2,021	7,321	(23,670)
Comprehensive income attributable to noncontrolling interest	—	—	205	—	205
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(26,072)	$(6,940)	$1,816	$7,321	$(23,875)

Condensed Consolidating Statement of Cash Flows
Three Months Ended
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(110)	$17,199	$2,930	$—	$20,019
Cash flows from investing activities
Capital expenditures	—	(4,478)	(336)	—	(4,814)
Other	—	93	(10)	—	83
Net cash used in investing activities	—	(4,385)	(346)	—	(4,731)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	4	—	—	4
Payments of debt extinguishment costs	(66)	—	—	—	(66)
Early extinguishment of long-term debt	(7,000)	—	—	—	(7,000)
Payments on long-term debt agreements and capital leases	—	(2,555)	(433)	—	(2,988)
Net repayments under revolving credit facilities	—	—	(228)	—	(228)
Payment of deferred financing fees	—	—	(485)	—	(485)
Advances to/from subsidiaries	7,176	(4,228)	(2,948)	—	—
Net cash provided by (used in) financing activities	110	(6,779)	(4,094)	—	(10,763)
Effect of foreign currency translation on cash balances	—	—	152	—	152
Net change in cash and cash equivalents	—	6,035	(1,358)	—	4,677
Cash and cash equivalents at beginning of period	—	15,080	17,297	—	32,377
Cash and cash equivalents at end of period	$—	$21,115	$15,939	$—	$37,054

Condensed Consolidating Statement of Cash Flows
Three Months Ended
September 30, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(54)	$13,893	$190	$—	$14,029
Cash flows from investing activities
Capital expenditures	—	(4,588)	(344)	—	(4,932)
Other	—	350	(33)	—	317
Net cash used in investing activities	—	(4,238)	(377)	—	(4,615)
Cash flows from financing activities
Payments on long-term debt agreements and capital leases	—	(3,125)	(450)	—	(3,575)
Net borrowings under revolving credit facilities	—	—	1,424	—	1,424
Advances to/from subsidiaries	54	11	(65)		—
Net cash provided by (used in) financing activities	54	(3,114)	909	—	(2,151)
Effect of foreign currency translation on cash balances	—	—	(47)	—	(47)
Net change in cash and cash equivalents	—	6,541	675	—	7,216
Cash and cash equivalents at beginning of period	—	9,681	13,637	—	23,318
Cash and cash equivalents at end of period	$—	$16,222	$14,312	$—	$30,534

Condensed Consolidating Statement of Cash Flows
Nine Months Ended
September 30, 2013
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,737)	$46,353	$4,394	$—	$40,010
Cash flows from investing activities
Capital expenditures	—	(13,285)	(1,571)	—	(14,856)
Other	—	280	342	—	622
Net cash used in investing activities	—	(13,005)	(1,229)	—	(14,234)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	13	—	—	13
Share repurchases, including shares surrendered for tax withholding	—	(90)	—	—	(90)
Proceeds from borrowings on long-term debt agreements	—	402	—	—	402
Payments of debt extinguishment costs	(66)	—	—	—	(66)
Early extinguishment of long-term debt	(7,000)	—	—	—	(7,000)
Payments on long-term debt agreements and capital leases	—	(8,210)	(1,185)	—	(9,395)
Net repayments under revolving credit facilities	—	—	(438)	—	(438)
Dividends paid to noncontrolling interest	—	—	(485)	—	(485)
Advances to/from subsidiaries	17,803	(15,313)	(2,490)	—	—
Net cash provided by (used in) financing activities	10,737	(23,198)	(4,598)	—	(17,059)
Effect of foreign currency translation on cash balances	—	—	316	—	316
Net change in cash and cash equivalents	—	10,150	(1,117)	—	9,033
Cash and cash equivalents at beginning of period	—	10,965	17,056	—	28,021
Cash and cash equivalents at end of period	$—	$21,115	$15,939	$—	$37,054

Condensed Consolidating Statement of Cash Flows
Nine Months Ended
September 30, 2012
(Unaudited)

(In thousands)	ARC Document Solutions, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Total
Cash flows from operating activities
Net cash (used in) provided by operating activities	$(10,636)	$40,281	$1,234	$—	$30,879
Cash flows from investing activities
Capital expenditures	—	(12,997)	(1,197)	—	(14,194)
Other	—	233	(100)	—	133
Net cash used in investing activities	—	(12,764)	(1,297)	—	(14,061)
Cash flows from financing activities
Proceeds from stock option exercises	—	79	—	—	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	—	28	—	—	28
Payments on long-term debt agreements and capital leases	—	(10,866)	(1,175)	—	(12,041)
Net borrowings under revolving credit facilities	—	—	1,041	—	1,041
Payment of deferred financing costs	(839)	—	—	—	(839)
Advances to/from subsidiaries	11,475	(12,242)	767	—
Net cash provided by (used in) financing activities	10,636	(23,001)	633	—	(11,732)
Effect of foreign currency translation on cash balances	—	—	11	—	11
Net change in cash and cash equivalents	—	4,516	581	—	5,097
Cash and cash equivalents at beginning of period	—	11,706	13,731	—	25,437
Cash and cash equivalents at end of period	$—	$16,222	$14,312	$—	$30,534

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2012 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.
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
We are expanding our business beyond the services we have traditionally provided to the AEC industry and are currently focused on growing managed print services, digital color imaging, and technology-based document management services, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics). This belief is supported by the fact that our Onsite Services in the third quarter of 2013 are 31% of our total sales as compared to 29% for Traditional Reprographics. Onsite Services is now our largest service offering and continues to grow at a rate of over 10% on a year over year basis.
We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe ARC Document Solutions offers a distinct portfolio of services within the AEC industry that include its legacy reprographics business as well as its newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still distinctly related to the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 76% of our net sales for the nine months ended September 30, 2013, with the remaining 24% consisting of sales to non-AEC industries.
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
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. During 2012 and through the first three quarters of 2013, we were more frequently electing to purchase equipment for our facilities and onsite service installations rather than lease equipment due to the availability of cash to fund capital expenditures and the interest savings thereby. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
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
To ensure that the Company’s costs and resources were in line with demand for our current portfolio of services and products, management initiated a restructuring plan in October of 2012. The restructuring plan included the closure of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and an additional 15 closures of service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as managed print services and digital services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.
In the nine months of 2013, our gross margins improved by 230 basis points compared to the same period in 2012, which we attribute primarily to our restructuring efforts initiated in October 2012, and suggests continuing year-over-year margin expansion in future periods.
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
Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the three and nine months ended September 30, 2013 and 2012 to reflect the exclusion of amortization impact related specifically to the change in useful lives of trade names, loss on extinguishment of debt, goodwill impairment, restructuring expense, interest rate swap related costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2013 and 2012. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We presented adjusted EBITDA in three and nine months ended September 30, 2013 and 2012 to exclude stock-based compensation expense, restructuring expense, goodwill impairment and loss on extinguishment of debt. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net (loss) income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Cash flows provided by operating activities	$20,019	$14,029	$40,010	$30,879
Changes in operating assets and liabilities, net of effect of business acquisitions	(9,575)	(6,893)	(7,017)	(2,110)
Non-cash expenses, including depreciation, amortization and restructuring	(10,772)	(27,230)	(31,761)	(54,628)
Income tax provision (benefit)	790	(84)	1,946	1,845
Interest expense, net	5,895	6,982	18,012	21,675
Income attributable to the noncontrolling interest	(122)	(18)	(545)	(213)
EBIT	6,235	(13,214)	20,645	(2,552)
Depreciation and amortization	8,669	8,989	26,090	30,510
EBITDA	14,904	(4,225)	46,735	27,958
Interest expense, net	(5,895)	(6,982)	(18,012)	(21,675)
Income tax provision	(790)	84	(1,946)	(1,845)
Depreciation and amortization	(8,669)	(8,989)	(26,090)	(30,510)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(450)	$(20,112)	$687	$(26,072)
The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(450)	$(20,112)	$687	$(26,072)
Interest expense, net	5,895	6,982	18,012	21,675
Income tax provision (benefit)	790	(84)	1,946	1,845
EBIT	6,235	(13,214)	20,645	(2,552)
Depreciation and amortization	8,669	8,989	26,090	30,510
EBITDA	14,904	(4,225)	46,735	27,958
Loss on extinguishment of debt	262	—	262	—
Goodwill impairment	—	16,707	—	16,707
Restructuring expense	657	—	1,765	—
Stock-based compensation	728	554	2,049	1,457
Adjusted EBITDA	$16,551	$13,036	$50,811	$46,122

The following is a reconciliation of net (loss) income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (1)	2012 (1)	2013 (1)	2012 (1)
Net (loss) income margin attributable to ARC	(0.4)%	(20.2)%	0.2%	(8.4)%
Interest expense, net	5.8	7.0	5.9	7.0
Income tax provision (benefit)	0.8	(0.1)	0.6	0.6
EBIT margin	6.2	(13.3)	6.7	(0.8)
Depreciation and amortization	8.6	9.0	8.5	9.9
EBITDA margin	14.7	(4.2)	15.3	9.0
Loss on extinguishment of debt	0.3	—	0.1	—
Goodwill impairment	—	16.8	—	5.4
Restructuring expense	0.6	—	0.6	—
Stock-based compensation	0.7	0.6	0.7	0.5
Adjusted EBITDA margin	16.3%	13.1%	16.6%	14.9%

(1)	Column does not foot due to rounding

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income (loss) attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2013	2012	2013	2012
Net (loss) income attributable to ARC Document Solutions, Inc.	$(450)	$(20,112)	$687	$(26,072)
Loss on extinguishment of debt	262	—	262	—
Goodwill impairment	—	16,707	—	16,707
Restructuring expense	657	—	1,765	—
Change in trade name impact to amortization	—	—	—	3,158
Interest rate swap related costs	—	776	—	3,047
Income tax benefit related to above items	(359)	(4,230)	(790)	(6,279)
Deferred tax valuation allowance and other discrete tax items	685	5,142	1,073	8,575
Unaudited adjusted net income (loss) attributable to ARC Document Solutions, Inc.	$795	$(1,717)	$2,997	$(864)
Actual:
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.01)	$(0.44)	$0.01	$(0.57)
Diluted	$(0.01)	$(0.44)	$0.01	$(0.57)
Weighted average common shares outstanding:
Basic	45,976	45,716	45,880	45,641
Diluted	45,976	45,716	45,947	45,641
Adjusted:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.02	$(0.04)	$0.07	$(0.02)
Diluted	$0.02	$(0.04)	$0.07	$(0.02)
Weighted average common shares outstanding:
Basic	45,976	45,716	45,880	45,641
Diluted	46,487	45,716	45,947	45,641

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
The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Cash flows provided by operating activities (1)	$20,019	$14,029	$40,010	$30,879
Capital expenditures	(4,814)	(4,932)	(14,856)	(14,194)
Free Cash Flows	$15,205	$9,097	$25,154	$16,685

(1)
Cash flows provided by operating activities includes a $10.5 million semi-annual interest payment on the Company’s 10.5% senior notes for the nine months ended September 30, 2013 and 2012; and $0.7 million and $3.3 million, in cash payments related to restructuring for the three and nine months ended September 30, 2013, respectively.

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2013 (1)	2012	$(1)%		2013 (1)	2012(1)	$(1)%
Traditional reprographics	$28.9	$30.8	$(1.9)	(6.2)%	$89.0	$98.4	$(9.4)	(9.6)%
Color	20.6	19.3	1.3	6.7%	63.4	59.8	3.6	5.9%
Digital	8.3	8.6	(0.3)	(3.2)%	25.3	27.8	(2.4)	(8.7)%
Subtotal (2)	$57.8	$58.7	$(0.9)	(1.5)%	$177.7	$186.0	$(8.3)	(4.5)%
Onsite services (3)	31.0	27.1	3.9	14.3%	90.5	81.3	9.3	11.4%
Equipment and supplies sales	12.4	13.6	(1.2)	(8.6)%	37.7	41.9	(4.3)	(10.2)%
Total net sales	$101.3	$99.4	$1.8	1.8%	$305.9	$309.2	$(3.3)	(1.1)%
Gross profit	$32.9	$29.2	$3.6	12.4%	$100.9	$94.9	$6.0	6.3%
Selling, general and administrative expenses	$24.0	$23.9	$0.1	0.4%	$72.7	$71.3	$1.3	1.9%
Amortization of intangibles	$1.6	$1.8	$(0.2)	(12.8)%	$5.1	$9.2	$(4.2)	(45.3)%
Goodwill impairment	$—	$16.7	$(16.7)	(100.0)%	$—	$16.7	$(16.7)	(100.0)%
Restructuring expense	$0.7	$—	$0.7	100.0%	$1.8	$—	$1.8	100.0%
Loss on extinguishment of debt	$0.3	$—	$0.3	100.0%	$0.3	$—	$0.3	100.0%
Interest expense, net	$5.9	$7.0	$(1.1)	(15.6)%	$18.0	$21.7	$(3.7)	(16.9)%
Income tax provision	$0.8	$(0.1)	$0.9	(1,040.5)%	$1.9	$1.8	$0.1	5.5%
Net (loss) income attributable to ARC	$(0.5)	$(20.1)	$19.7	(97.8)%	$0.7	$(26.1)	$26.8	(102.6)%
Adjusted net income attributable to ARC	$0.8	$(1.7)	$2.5	(146.3)%	$3.0	$(0.9)	$3.9	(446.9)%
EBITDA	$14.9	$(4.2)	$19.1	(452.8)%	$46.7	$28.0	$18.8	67.2%
Adjusted EBITDA	$16.6	$13.0	$3.5	27.0%	$50.8	$46.1	$4.7	10.2%

(1)	Column does not foot due to rounding

(2)	For comparison purposes to public reporting prior to December 2012, this subtotal agrees with the “Reprographics Services” revenue line historically reported.

(3)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013 (1)	2012 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.5	70.6	67.0	69.3
Gross profit	32.5	29.4	33.0	30.7
Selling, general and administrative expenses	23.7	24.1	23.8	23.1
Amortization of intangibles	1.6	1.9	1.7	3.0
Goodwill impairment	—	16.8	—	5.4
Restructuring expense	0.6	—	0.6	—
Income (loss) from operations	6.5	(13.3)	7.0	(0.8)
Loss on extinguishment of debt	0.3	—	0.1	—
Interest expense, net	5.8	7.0	5.9	7.0
Income (loss) before income tax provision (benefit)	0.5	(20.3)	1.0	(7.8)
Income tax provision (benefit)	0.8	(0.1)	0.6	0.6
Net (loss) income	(0.3)	(20.2)	0.4	(8.4)
Income attributable to the noncontrolling interest	(0.1)	—	(0.2)	(0.1)
Net (loss) income attributable to ARC	(0.4)%	(20.2)%	0.2%	(8.4)%
EBITDA	14.7%	(4.2)%	15.3%	9.0%
Adjusted EBITDA	16.3%	13.1%	16.6%	14.9%

(1)	Column does not foot due to rounding
Three and Nine Months Ended September 30, 2013 Compared to Three and Nine Months Ended September 30, 2012
Net Sales
Net sales for the three and nine months ended September 30, 2013 increased by 1.8% and decreased by 1.1%%, respectively, compared to the same period in 2012. The increase for the three months ended September 30, 2013 was primarily due to the higher sales activity for Onsite and Color Services, which were partially offset by lower sales activity in our Traditional Reprographics Services offering and Equipment and Supplies Sales. In the third quarter of 2013, Onsite Services sales was our largest product or service offering as a percentage of total net sales, and had the highest percentage change from the prior year (14.3% growth). For the nine months ended September 30, 2013 the decrease in net sales was primarily due to lower sales activity in our Traditional Reprographics Services offering and Equipment and Supplies Sales, which were partially offset by higher sales activity in our Onsite and Color Services. Declines in Traditional Reprographics sales remain influenced by the continuing trend of a greater use of digital processes for document workflow and less reliance on print.
Traditional Reprographics. Year-over-year sales of Traditional Reprographics Services decreased $1.9 million or 6.2%, and $9.4 million or 9.6%, during the three and nine months ended September 30, 2013, respectively. Revenues from Traditional Reprographics represented approximately 29% of total net sales for the three and nine months ended September 30, 2013, as compared to approximately 31% and 32% during to the same periods in 2012, respectively. Overall Traditional Reprographics Services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing driven by the effect of technology adoption referenced above, as well as increased production of documents on customer sites as opposed to documents being produced at our service centers.
Color Services. Year-over-year sales of Color Services increased $1.3 million or 6.7%, and $3.6 million or 5.9%, for the three and nine months ended September 30, 2013, respectively. Revenues from Color Services comprised approximately 20% and 21% of our total net sales for the three and nine months ended September 30, 2013, respectively, as compared to approximately 19% during the same periods in 2012. We attribute this increase to our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.

Digital. Year-over-year sales of Digital Services decreased by $0.3 million or 3.2%, and $2.4 million or 8.7%, for the three and nine months ended September 30, 2013, respectively. Revenues from Digital Services sales decreased slightly to approximately 8% of total net sales for the three and nine months ended September 30, 2013, as compared to approximately 9% for the same periods in 2012. We attribute this decrease in Digital Services to a decline in those services related to project-based work performed at our service centers, offset in part by sales of our AIM services which were introduced into the market in 2013. Currently, the revenue generating activities included in Digital Services consist of both construction project and non-construction project related services. New digital service offerings such as AIM have grown in 2013, but not at a rate sufficient to offset the decline in digital service sales related to construction project work.
Onsite Services. Year-over-year sales of Onsite Services increased by $3.9 million or 14.3%, and $9.3 million or 11.4%, for the three and nine months ended September 30, 2013, respectively. Revenues from Onsite Services sales represented approximately 31% and 30% of total net sales for the three and nine months ended September 30, 2013, compared to approximately 27% and 26% for the same periods in 2012. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment that we own or lease in our customers’ offices, typically referred to as a facilities management engagement or “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of Onsite Services accounts has grown to approximately 7,500 as of September 30, 2013, an increase of approximately 800 locations compared to September 30, 2012, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Services, our national accounts group. As our Onsite Services, and more specifically MPS services, become a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven by non-construction project related work such as office printing and copying.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $1.2 million or 8.6%, and $4.3 million or 10.2%, for the three and nine months ended September 30, 2013, respectively. We experienced declines in both our operations in the United States and in China. Revenues from Equipment and Supplies Sales represented approximately 12% of total net sales for the three and nine months ended September 30, 2013, compared to approximately 14% for the same periods in 2012. The decrease in Equipment and Supplies Sales in the United States was driven primarily by the lack of vendor promotions in 2013 that had been offered to our customers in 2012, as well as a large non-recurring equipment order in 2012. The decrease in Equipment and Supplies sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, was due to several large non-recurring equipment orders in 2012. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an onsite services arrangement. Chinese operations had sales of equipment and supplies of $4.6 million and $13.9 million for the three and nine months ended September 30, 2013, as compared to $5.3 million and $16.2 million for the three and nine months ended September 30, 2012.
Gross Profit
During the three months ended September 30, 2013, gross profit and gross margin increased to $32.9 million, and 32.5%, compared to $29.2 million, and 29.4%, during the same period in 2012, on a sales increase of $1.8 million.
During the nine months ended September 30, 2013, gross profit and gross margin increased to $100.9 million, and 33.0%, compared to $94.9 million, and 30.7%, during the same period in 2012, on a sales decline of $3.3 million.
We were able to achieve expansion of our gross margins of 310 and 230 basis points for the three and nine months ended September 30, 2013, respectively, due primarily to a combination of: (1) the closure or merging of underperforming service centers, (2) the reduction in labor costs resulting from our restructuring plan initiated in the fourth quarter of 2012, and (3) ongoing margin expansion initiatives in 2013. Overall, direct labor as a percentage of sales decreased 130 and 140 basis points for the three and nine months ended September 30, 2013, respectively, compared to the same time periods in 2012. Overhead costs for the three and nine months ended 2013 decreased 70 and 30 basis points, respectively, compared to the same time periods in 2012, due to savings from facilities closures and related cost reductions in response to the declining sales in our service centers. We believe the savings from the restructuring plan are sustainable, and we believe the effect of these measures should result in continued margin expansion.
A shift in our business mix also contributed to the year-over-year increase in gross margins for the three and nine months ended September 30, 2013. Due to a decline in lower-margin equipment and supplies sales and 2013 margin expansion initiatives, material costs as a percentage of consolidated sales for the three and nine months ended September 30, 2013 were 110 and 60 basis points lower, respectively, as compared to the same periods in 2012.

Selling, General and Administrative Expenses
The increase of $0.1 million and $1.3 million in selling, marketing, general and administrative expenses, during the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012, were primarily due to an increase in sales and marketing expenses. The increase in sales and marketing expenses for the three and nine months ended September 30, 2013 was partially offset by cost reduction programs in general and administrative expenses initiated in 2012.
General and administrative expenses for the three and nine months ended September 30, 2013 decreased $0.5 million or 3.7% and $1.3 million or 2.9%, respectively, compared to the same period in 2012. These decreases were (1) driven primarily by decreases in headcount related to our restructuring plan initiated in the fourth quarter of 2012 and (2) partially offset by an increase in accrued incentive bonuses due to an improvement in the Company’s financial performance in 2013.
Year-over-year sales and marketing expenses increased $0.6 million and $2.6 million for the three and nine months ended September 30, 2013, driven primarily by the hiring of new sales and sales administrative personnel and the training and travel of new and existing sales personnel to implement specific sales initiatives, such as Riot Creative Imaging, and our MPS offering.
Amortization of Intangibles
Amortization of intangibles of $1.6 million and $5.1 million for the three and nine months ended September 30, 2013, respectively, decreased by $0.2 million or 12.8%, and $4.2 million or 45.3%, respectively, compared to same periods in 2012, primarily due to phasing out the use of local trade names in April 2012 and the complete amortization of customer lists related to historical acquisitions.
During the fourth quarter of 2010, the Company decided to phase out the use of local trade names over the following 18 months and revised the remaining estimated useful lives of our trade name intangible assets accordingly. Effective January 1, 2011, all divisions began using the ARC name, though some use of the original brand names remain in circulation to ensure business recognition and the retention of existing customers. Once the “legacy” trade names were fully transitioned to the ARC name and removed from the marketplace, they quickly lost their value. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful lives for each trade name. The remaining useful lives of trade names prior to this change ranged from 11 to 18 years.
Goodwill Impairment
We assess goodwill at least annually for impairment as of September 30 or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level. At September 30, 2013, we assessed goodwill for impairment and determined that goodwill was not impaired.
At September 30, 2012, our annual goodwill impairment analysis indicated that seven of our 27 reporting units, six in the United States and one in Canada, had goodwill impairments as of September 30, 2012. Accordingly, we recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million.
See “Critical Accounting Policies” section for further information related to our goodwill impairment test.
Restructuring expense
Restructuring expenses for the three and nine months ended September 30, 2013 totaled $0.7 million and $1.8 million, respectively, primarily consisted of estimated lease termination and obligation costs.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Loss on extinguishment of debt

In July 2013, we repurchased $7.0 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash for a weighted average purchase price of slightly below 101% of par. The transaction resulted in a loss on extinguishment of debt of $0.3 million. For additional information regarding the impact of the note repurchase to interest expense, please see "Interest Expense, Net" discussion below.

Interest Expense, Net
Net interest expense was $5.9 million and $18.0 million during the three and nine months ended September 30, 2013, respectively, compared to $7.0 million and $21.7 million, in the same periods in 2012. The decrease was driven by a reduction in interest expense reclassified from accumulated other comprehensive income into earnings as a result of the previously terminated interest rate swap agreement on December 1, 2010. The amortization period for the interest rate swap expense ended in December of 2012, therefore had no impact in 2013 compared to a $0.8 million and $3.0 million interest expense in the three and nine months ended September 30, 2012, respectively. Also contributing to the decrease in interest expense for the three months ended September 30, 2013 compared to the same period in 2012 was the repurchase of $7.0 million in aggregate principal amount of our outstanding 10.5% senior notes. The interest savings related to the repurchase was approximately $0.2 million for the third quarter of 2013, and the annual interest savings will be $0.7 million.
Income Taxes
We recorded an income tax provision of $0.8 million and $1.9 million in relation to pretax income of $0.5 million and $3.2 million for the three and nine months ended September 30, 2013, respectively, and an income tax benefit of $0.1 million and income tax provision $1.8 million in relation to pretax loss of $20.2 million and $24.0 million for the three and nine months ended September 30, 2012.
For the three and nine months ended September 30, 2013, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $0.5 million and net income attributable to ARC was $0.7 million during the three and nine months ended September 30, 2013, respectively, as compared to net loss attributable to ARC of $20.1 million and $26.1 million, respectively, in the same periods in 2012. The increase in net income attributable to ARC in 2013 versus prior year periods is primarily due to the goodwill impairment charge in 2012, as well as an increase in gross margins and a reduction in amortization expense in 2013. This increase was partially offset by the increase in selling, general and administrative expenses and restructuring expenses in 2013, as noted above.
EBITDA
EBITDA margin increased to 14.7% and 15.3% during the three and nine months ended September 30, 2013, respectively, as compared to (4.2)% and 9.0% during the same periods in 2012. Excluding the effect of stock-based compensation, restructuring expense, goodwill impairment charge in 2012 and loss on extinguishment of debt, adjusted EBITDA margin increased to 16.3% and 16.6% during the three and nine months ended September 30, 2013, respectively, as compared to 13.1% and 14.9% during the same periods in 2012. The increases in EBITDA and adjusted EBITDA were due primarily to the increase in gross profit as a result of the restructuring plan initiated in 2012 as well as ongoing 2013 margin expansion initiatives.
Impact of Inflation
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. In July 2013, we repurchased $7.0 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash. Total cash as of September 30, 2013 was $37.1 million. Of this amount, $15.9 million was held in foreign countries, with $14.2 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2013	2012	2013	2012
Net cash provided by operating activities	$20,019	$14,029	$40,010	$30,879
Net cash used in investing activities	$(4,731)	$(4,615)	$(14,234)	$(14,061)
Net cash used in financing activities	$(10,763)	$(2,151)	$(17,059)	$(11,732)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall increase in cash flows from operations during the nine months ended September 30, 2013 over the same period in 2012 was primarily due the increase in our net income driven by our expansion of EBITDA margins as described above, as well as an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, and the timing of accounts payable and accrued expenses. These increases were offset, in part, by an increase in accounts receivable and cash payments in 2013 of $3.3 million related to our restructuring plan. Days sales outstanding (“DSO”) remained at 52 days as of September 30, 2013 and 2012.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $14.9 million and $14.2 million for the nine months ended September 30, 2013 and 2012, respectively. The increase in capital expenditures is primarily due to growth in our onsite services, and due to the fact that we more often elected to purchase rather than lease new equipment due to the availability of cash and the interest savings thereby. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $17.1 million used in financing activities during the nine months ended September 30, 2013 primarily relates to payments on our debt agreements and capital leases. In July 2013, we repurchased $7.0 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash.
Our cash position, working capital, and debt obligations as of September 30, 2013, and December 31, 2012, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2013	December 31, 2012
Cash and cash equivalents	$37,054	$28,021
Working capital	$44,193	$40,650
Borrowings from senior secured credit facility and Notes (1)	$190,451	$196,852
Other debt obligations	22,934	25,673
Total debt obligations	$213,385	$222,525

(1)	Notes, net of discount of $2,549 and $3,148 at September 30, 2013 and December 31, 2012, respectively.
The increase of $3.5 million in working capital in 2013 was primarily due to an increase in cash of $9.0 million, an increase in accounts receivable of $6.8 million that was offset by an increase in accrued expenses of $5.3 million and accrued payroll and payroll-related expenses of $6.1 million. The increase in cash was primarily due to the increase in our net income driven by our expansion of EBITDA margins, as described above, as well as an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return. These increases were partially offset by $3.3 million of cash payments in 2013 related to our restructuring plan. The increase in accounts receivable was driven by higher revenue in the third quarter of 2013 as compared to the fourth quarter of 2012. The increase in accounts payable and accrued payroll expenses was due to the timing of payments and accrued incentive bonuses in 2013. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash balance of $37.1 million, availability under our revolving credit facility and additional cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of September 30, 2013. See “Debt Obligations” section for further information related to our current credit facility.
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
In July 2013, we repurchased $7.0 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016, in the open market. In October and November of 2013, we repurchased an additional $5.3 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market. The repurchases were intended to reduce ARC’s long-term debt and annual interest obligations, and made no use of our $50.0 million revolving credit facility which remains undrawn. We may consider additional steps to further reduce our debt and interest obligations in the future provided conditions favor the Company.
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
Optional Redemption. At any time prior to December 15, 2013, we may redeem all or part of the Notes upon not less than 30 nor more than 60 days’ prior notice at a redemption price equal to the sum of (i) 100% of the principal amount thereof, plus (ii) a make-whole premium as of the date of redemption, plus (iii) accrued and unpaid interest, if any, to the date of redemption. In addition, we may redeem some or all of the Notes (i) on December 15, 2013 or during the 12 month period thereafter, at a redemption price equal to 105.25% of the principal amount thereof and (ii) on or after December 15, 2014, at the redemption price set forth in the Indenture, in each case, together with accrued and unpaid interest, if any, to the date of redemption. At any time prior to December 15, 2013, we may use the proceeds of certain equity offerings to redeem up to 35% of the aggregate principal amount of the Notes, including any permitted additional notes, at a redemption price equal to 110.5% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to the date of redemption.
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
As of and during the nine months ended September 30, 2013, we did not have any outstanding debt under the 2012 Credit Agreement.
As of September 30, 2013, based on inventory, accounts receivable and unencumbered equipment of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $48.8 million. Standby letters of credit totaling $2.5 million reduced our borrowing availability under the 2012 Credit Agreement to $46.3 million as of September 30, 2013.
Foreign Credit Agreement
In the third quarter of 2013, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of $10.0 million Chinese Yuan Renminbi, which translates to U.S. $1.6 million as of September 30, 2013. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of September 30, 2013, there was $1.6 million in outstanding debt drawn on our foreign credit facility.
Capital Leases
As of September 30, 2013, we had $20.8 million of capital lease obligations outstanding, with a weighted average interest rate of 7.5% and maturities between 2013 and 2018.

Other Notes Payable
As of September 30, 2013, we had $0.4 million of notes payable outstanding, with an interest rate of 6.5% and maturities in 2016. These notes are collateralized by equipment previously purchased.
As of September 30, 2013, we had $0.1 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2013 and 2014. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2013, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. A subsequent court status conference was held on July 8, 2013 with no resolution reached. Although we believe that we have meritorious defenses to the claim, we also believe that a loss is probable and recorded a liability of $0.9 million as of September 30, 2013. The case remains unresolved as of September 30, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
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

At September 30, 2013, we assessed goodwill for impairment and determined that goodwill was not impaired.
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
Our projections are driven, in part, by industry data gathered from third parties, including projected growth rates of the AEC industry by segment (i.e. residential and non-residential) and anticipated GDP growth rates, as well as company-specific data such as estimated composition of our customer base (i.e. non-AEC vs. AEC, residential vs. non- residential), historical revenue trends, and EBITDA margin performance of our reporting units. Our revenue projections for each of ARC’s reporting units include the estimated respective customer composition for each reporting unit, year-to-date revenue at the time of the goodwill impairment analysis, and projected growth rates for the related customer types. Although we rely on a variety of internal and external sources in projecting revenue, our relative reliance on each source or trend changes from year to year. In 2012 and into 2013, we noted a continued divergence between our historic revenue growth rates and AEC non-residential construction growth rates, as well as the “dilution” of traditional reprographics as the Company’s dominant business line. Therefore, we increased our reliance upon internal sources for our short-term and long-term revenue forecasts. Once the forecasted revenue was established for each of the reporting units based on the process noted above, using the current year EBITDA margin as a base line, we forecasted future EBITDA margins. In general, our EBITDA margins are significantly affected by (1) revenue trends and (2) cost management initiatives. Revenue trends impact our EBITDA margins because a significant portion of our cost of sales are considered relatively fixed therefore an increase in forecasted revenue (particularly when combined with any cost management or productivity enhancement initiatives) would result in meaningful gross margin expansion. Similarly, a significant portion of our selling, general, and administrative expenses are considered fixed. Hence, in forecasting EBITDA margins, significant reliance was placed on the historical impact of revenue trends on EBITDA margin.
The estimated fair value of our reporting units were based upon a projected EBITDA margin, which was anticipated to increase approximately 100 basis points from 2013 to 2014, followed by year-over-year increases of approximately 100 to 200 basis points in 2015 through 2017, with stabilization expected in 2017. These cash flows were discounted using a weighted average cost of capital ranging from 13% to 15%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.

The results of step one of the goodwill impairment test, as of September 30, 2013, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	9	$—
Reporting units failing step one that continue to carry a goodwill balance	—	—
Fair value of reporting unit exceeds its carrying value by 1%—20%	2	14,297
Fair value of reporting unit exceeds its carrying value by 20%—40%	4	58,285
Fair value of reporting unit exceeds its carrying value by more than 40%	10	140,026
	25	$212,608
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2013 and beyond, assuming all other assumptions remain constant, one reporting unit would proceed to step two of the analysis, although the change would result in no goodwill impairment.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in one reporting unit proceeding to step two of the analysis, although the change would result in no goodwill impairment.
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2013 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2014, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles – Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of September 30, 2013, the valuation allowance against certain deferred tax assets was $78.8 million.
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
As of September 30, 2013, we had $213.4 million of total debt, net of discount, and capital lease obligations, none of which bore interest at variable rates.
We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes. As of September 30, 2013, we had no significant material exposure to market risk, including foreign exchange risk and commodity risks.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2013, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no significant changes to internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 7, 2013

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