Form 10-K
period 2013-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2014-03-14
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $4.00 of the registrant’s Common Stock on the New York Stock Exchange on June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $151,879,992.
As of February 26, 2014, there were 46,365,078 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders scheduled to be held on May 1, 2014 are incorporated by reference in this Annual Report on Form 10-K in response Items 10, 11, 12, 13 and 14 of Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2013
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2013 ANNUAL REPORT ON FORM 10-K
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
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC American Reprographics Company®,” “PlanWell®,” “PlanWell PDS®,” “Riot Creative Imaging®,” and various design marks associated therewith. We have a service mark application pending for “ARC Document Solutions” with the United States Patent and Trademark Office (USPTO). In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with our operations. This report also includes trademarks, service marks and trade names of other companies.

PART I
Item 1. Business
Our Company
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”), a Delaware corporation, is a leading document solutions provider to businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry. We help our customers reduce their costs and improve efficiency in the use of their documents, improve their access and control over documents, and offer a wide variety of ways to print, produce, distribute, collaborate on, and store documents.
Our offerings include:
Managed Print Services (“MPS”) – An onsite service where we install a complete document solution platform in our customers’ offices on an outsourced basis. We use our proprietary software, Abacus, to capture, control, manage, print, account for and store documents. We also supply, maintain, and manage entire office printing networks, including printing equipment. We bill for this service on a per-use basis and issue a single consolidated invoice.
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
Offsite Services – We operate 175 offsite service centers in major metropolitan markets in the U.S. and abroad which offer our MPS and FM customers flexibility and overflow capacity during peak workloads, as well as local support and maintenance staff. Our service centers also provide local AEC customers with high-volume, project-related printing of construction documents, and increasingly support and enhance our customers’ scanning needs in archive and information management (“AIM”) services.
Archive and Information Management (“AIM”) –We enable our customers to store information and intellectual property in a cloud-based and searchable digital archive. We do this by scanning existing paper documents or importing digital documents, organizing them, and storing them in our proprietary content management software. We also offer the ability to add documents to the digital archive as they are printed.
Specialized Color Printing – We operate a nationwide network of production centers focused on color printing, finishing, and assembly of graphic materials for regional and national retailers, franchises, marketing departments, theme parks, and cultural institutions.
Software and Web-Based Document Management Applications – We develop and offer proprietary tools to our customers that facilitate project collaboration, manage print networks, track equipment fleets, create and maintain project document archives, and other document and content management tasks.
Digital Shipping / Managed File Transfer – We enable our customers to “distribute-then-print” documents rather than printing locally and then shipping physical documents to their final destination. Using our cloud-based software, ishipdocs, we save our customers time, money, and support their “green” business practices by digitally transmitting document files closest to their delivery point, and then printing and delivering locally from an ARC service center or from one of our partner locations around the world.
Equipment and Supplies Sales – We sell equipment and supplies primarily to customers in the AEC industry and provide ancillary services such as service, and maintenance.

The combination of our services allows us to provide a comprehensive document management ecosystem where any document, anywhere in the enterprise, can be captured, stored, managed, accessed, and distributed anywhere in the world.
Our online services are administered via a powerful cloud solution hosted by Amazon which provides best-in-class speed, reliability, scalability and security. We have also made significant progress in expanding the capabilities of our cloud-based services for mobile platforms.
We believe we are the largest document solutions provider to the AEC market in North America, and the only national provider offering onsite, offsite and cloud-based document management solutions for regional, national and global customers. We offer comprehensive services across geographical boundaries and frequently bill under a single monthly invoice, consolidating purchasing, vendor relations, and administration for companies seeking a unified document management platform.

We serve our clients onsite in their offices in approximately 7,700 locations, and offsite or virtually via a combination of 175 service centers globally, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with significant operations in China, Canada, and the United Kingdom.
As our origins lie in the reprographics industry and we still maintain robust reprographics operations, we also believe that we remain the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.
Our base of more than 90,000 customers includes most of the largest AEC firms in North America, and many of the top design and construction companies in the world. Our legacy as the largest reprographics company in the U.S. has allowed us to leverage our relationships, domain expertise, and national presence as we have evolved into a technology-enabled document solutions company.
Our largest customers are served by a corporate sales force called Global Solutions. This sales force is focused on large regional and national customers. Our diverse customer base results in no individual customer accounting for more than 4% of our overall revenue.

ARC was organized as a limited liability company under the name American Reprographics Holdings L.L.C. (“Holdings”) in 1997. In 2005, we reorganized as a Delaware corporation in connection with our initial public offering. While our service centers historically marketed their offerings under local brand names, we consolidated our operations under a single brand, “ARC,” in 2011 in order to highlight the scope and scale of our business, and to generate synergies in our overall national marketing efforts to the consolidating AEC market. At the end of 2012 we formally changed our corporate name to “ARC Document Solutions, Inc.,” leaving our New York Stock Exchange ticker symbol “ARC” unchanged. We conduct our operations through our wholly-owned subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.

Principal Products and Services
We report revenues from our service and product offerings under the following categories:
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
Traditional Reprographics consists of the management, distribution and print-on-demand of black and white construction drawings (frequently referred to as “blueprints”) and specification books, with the majority of revenue reported from the sale of large- and small-format black and white printing. These services are provided "off customer site" at our service centers.
Equipment and Supplies consists of reselling printing, imaging, and related equipment, as well as supplies to customers primarily in the AEC industry.
Operations
Our products and services are available from any of our 175 service centers around the world, and nearly all of our services can be made available in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, China, and the United Kingdom. Our corporate headquarters are located in Walnut Creek, California.
Historically, our business grew through acquisitions to expand our share of the reprographics market and enhance our geographic footprint to serve our larger customers. Since our inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we have limited recent acquisition activity in order to focus instead on organic sales growth. Our origin as a company was in California, and our early acquisition activity was concentrated there. Thus we still derive 31% of our total revenue from California.
We operate a technology center in Silicon Valley with approximately 20 employees who develop, maintain, and support our software. We operate a similar facility in Kolkata, India, with approximately 110 employees who support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers and our operating facilities. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our system.

Historically, the majority of our revenue has been derived from the customers engaged in seasonal, non-residential construction market. While our Traditional Reprographics business is still influenced by the non-residential seasonality and building cycles, our other offerings are less so. Onsite Services are driven by the generation of office documents and our customers' desire to improve business processes and reduce print-related costs. Color Services are affected by retail marketing calendars, advertising campaigns, as well as the marketing needs of our architectural and real estate development clients. Our Digital Services are influenced primarily by the desire for document workflow improvements and our ability to market our technology-based solutions. Equipment and Supplies Sales are driven by purchasing cycles of individual customers, as well as by new features and advancements by manufacturers.
As of December 31, 2013, the company employed approximately 2,600 employees.
Our Customers and Markets
We serve both the enterprise and project content management needs of companies primarily within the AEC industry. Our customers include senior management teams, IT and procurement departments, project architects, engineers, general contractors, and others.
The mix of services demanded by the AEC industry continues to shift toward document management for a wide variety of document types provided at customer locations (represented primarily by our Onsite Services revenue line), and away from its historical emphasis on printing of large-format black and white construction drawings in our service centers (represented primarily by our Traditional Reprographics revenue line). We believe the market forces of the recent recession and its aftermath are causing our customers in the construction industry to emphasize efficiency in their production and distribution of printed documents, to reduce their dependence on print as it relates to construction projects, and to improve access and control over all the documents related to their business. We also believe that consolidation in the AEC industry is contributing to this trend as companies seek to reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business with a comprehensive offering.
We believe that these trends are advantageous to us for four reasons: first, we are well-positioned to provide our customers with software, web applications, and cloud-based offerings to meet their demand for technology-enabled content management services; second, our diversification into services such as MPS allow us to capture long-term contracted revenue streams that are less exposed to the volatility and cyclicality of project-related printing; third, as our customers merge, consolidate, and grow larger, we believe ARC becomes a more compelling choice because of our extensive geographic reach and ability to act as a single-source supplier of document solutions; and fourth, our market-leading presence as a traditional reprographer in major metropolitan areas allows us to capture large-format printing and document management work associated with local building projects.
In addition to the AEC industry, we also provide document management and printing services to the retail, technology, entertainment, and healthcare industries, among others. A significant portion of our non-AEC revenues are derived from supplying Color Services to customers with short-run, high quality, frequently updated promotional, advertising and marketing materials. We began to market these services in 2010 under a separate brand known as Riot Creative Imaging. Likewise, our Digital Services appeal to companies outside of the construction industry, but with similar document management needs, including manufacturers, airlines, and healthcare/hospital companies.
In general, we address customers based on size and geographic reach. Local markets tend to be highly fragmented with a wide variety of specialized, geographically differentiated business practices. We serve smaller customers in these markets with service offerings aligned with local market expectations. Larger regional, national and international customers often consolidate purchasing and the acquisition of services through a single corporate department, and seek centralized management of document solutions. We serve these customers with a corporate sales force called Global Solutions.
Competition
The level of competition varies in each of the areas in which we provide services. Further, we believe we are unique; that no other company provides the complete portfolio of services and products we provide. We compete with different firms in our different business lines who can provide a portion of our services. However, we do not know of any other firm that can provide a full suite of physical and digital content management services similar to our offering. We believe service levels, breadth of offering, terms and conditions, price, quality, responsiveness, and convenience to the customer are competitive elements in each of the industry segments in which we compete.
In addressing larger local and regional customers, there are several companies that provide onsite and reprographic print services but in general, these companies cannot provide or integrate software or technology that enables the digital management of documents and centralized cost control management that we provide. More specifically, in our local onsite business line, we often compete against print equipment resellers. These resellers are limited to enabling customers’ print needs by selling or leasing print equipment to the customer and the customer thereby incurs a fixed cost. In comparison, our customers pay per use and take advantage of our print recovery and document management softwares, Abacus and PlanWell. In our Traditional Reprographics and Color Services businesses, local copy shops and self-serve franchises are often aggressive competitors for printing business, but rarely offer the breadth of document management and logistics services we do.
With regard to large national and international customers, there are no other document solutions companies in the U.S. with the national presence and global reach that we have established, but we often compete against equipment manufacturers and business suppliers who offer some of the same products and services we do. Related services are offered by large printing/multifunctional device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh, and Sharp, but most offerings from these companies are focused on selling equipment as opposed to ARC’s offering of comprehensive document management services for both project and enterprise documents. Further, our deep knowledge of the AEC industry document workflows, which is incorporated into our software, provides us an advantage against local printers and national equipment manufacturers.
In our Traditional Reprographics and Color Services businesses, local copy shops and self-serve franchises are often aggressive competitors for printing business, but rarely offer the breadth of document management and logistics services we do. In addressing larger local and regional customers, there are several companies that provide reprographic and onsite print services but in general, these companies cannot provide or integrate software or technology that enables the digital management of documents and centralized cost control management that we provide. With regard to large national and international customers, there are no other document solutions companies in the U.S. with the national presence and global reach that we have established, but we often compete against equipment manufacturers and business suppliers who offer some of the same products and services we do. Related services are offered by large printing/multifunctional device manufacturers such as Océ, Xerox, Canon, Konica Minolta, Ricoh and Sharp, but most offerings from these companies are focused on selling equipment as opposed to ARC's offering of comprehensive document management services.
We believe that we have a strong competitive position in the marketplace for the following reasons:
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
Customer relationships in AEC industry: Our relationships with our local customers frequently span generations, and we do business with nearly all of the top 100 AEC companies in the U.S. In addition, our Global Solutions sales force has established long-term contract relationships with 19 of the largest 50 AEC firms. We believe this provides a competitive advantage by leveraging our success through referrals.
Service center footprint: We possess an extensive national network of service centers creating an extraordinary distribution and customer service system that can cater to both large and small customers. We operate service centers in more than 140 cities in the U.S., and in 37 states. We also have a significant market presence in Canada and China, and growing operations in India and the U.K. We are not aware of any other provider of MPS that has as extensive a network to supplement their onsite services and provide overflow and remote document management and printing capabilities.
Equipment agnostic: We are not required to sell or use any particular brands of equipment, nor do we manufacture equipment. We are free to place the products best suited for the required task in our own service centers or in our customers’ offices, regardless of manufacturer. This, combined with the competitive market for printing and imaging products, provides us with an advantage relative to onsite service providers owned by equipment manufacturers.
Capabilities in a wide variety of formats: Several equipment manufacturers who also market managed print services do not produce the full range of large- and small-format equipment demanded by the AEC, manufacturing, and building industries. In addition, we are not aware of any manufacturers that provide the breadth of services and technology related to large- and small-format document production that we possess.
Unique combination Onsite, Offsite, and Cloud-based offerings: We are the only national company that integrates (1) document production on customer sites (Onsite), (2) document production at company service centers (Offsite), and (3) digital management of documents in the cloud. We have proprietary technology built by our own development team that interacts with our production machines. We believe we are the only company that both develops document management software and manages the equipment that produces documents.
Suppliers and Vendors
We purchase or lease equipment for use in our production facilities and at our customers’ sites. We also purchase paper, toner and other consumables for the operation of our and our customers’ production equipment. As a high-volume purchaser, we believe we receive favorable prices as compared to other service providers, and price increases have been historically passed on to customers.

Our primary vendors of equipment, maintenance services, and reprographics supplies include Canon Solutions America (Océ), Azerty, and Xpedx, a division of International Paper Company. Purchases from these vendors during 2013 comprised approximately 36% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms.
Research and Development
We conduct research and development to support our document management services, enhance our existing software and web-based applications, and create new proprietary technology products. In total, research and development costs amounted to $5.5 million, $5.4 million, and $4.9 million during the fiscal years ended December 31, 2013, 2012, and 2011, respectively.
Proprietary Rights
We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. We also rely on a variety of technologies that are licensed from third parties to perform key functions.

We have a service mark application, pending registration, for “ARC Document Solutions” with the United States Patent and Trademark Office (USPTO), and we have registered our historical name and logo, “ARC American Reprographics Company,” as a service mark in the U.S. We have registered “PlanWell,” “PlanWell PDS” and "Riot Creative Imaging" as trademarks with the USPTO and in other countries. We do not own any other registered trademarks or service marks, or any patents, that are material to our business.
For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including PlanWell and Abacus, may cause us to lose market share.”
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of March 3, 2014:

Name	Age	Position
Kumarakulasingam Suriyakumar	60	Chairman, President and Chief Executive Officer Director
John E.D. Toth	44	Chief Financial Officer, Secretary
Rahul K. Roy	54	Chief Technology Officer
Dilantha Wijesuriya	52	Chief Operating Officer
Jorge Avalos	38	Chief Accounting Officer, Vice President Finance
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
John E.D. Toth was appointed Chief Financial Officer and Secretary in July 2011. Prior to his joining the Company, Mr. Toth was Chief Financial Officer of Bell-Carter Foods, Inc., a $200 million privately-held company operating in the food manufacturing industry. From 2006 to 2008, Mr. Toth served as Chief Financial Officer of Fresh Express, Inc., a subsidiary of Chiquita Brands International, Inc. Mr. Toth began his career in investment banking where he was an analyst with Goldman, Sachs & Co. and later joined J.P. Morgan’s investment banking division. From 2001 until 2006, Mr. Toth was a Managing Partner of Tennyson West, LLC, a boutique mergers and acquisitions advisory firm. Mr. Toth received a Master’s Degree in Economics, and Bachelor’s degree in Economics and Political Science, both from Stanford University.
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

Dilantha ("Dilo") Wijesuriya joined Ford Graphics, a division of the Company, in January 1991. He subsequently became president of that division in 2001, and became a Company regional operations head in 2004, which position he retained until his appointment as the Company’s Senior Vice President, National Operations in August 2008. Mr. Wijesuriya was appointed Chief Operating Officer of the Company on February 25, 2011. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

Jorge Avalos was appointed Chief Accounting Officer/Vice President Finance of the Company on April 14, 2011. Mr. Avalos joined the Company in June 2006 as the Company’s Director of Finance, and became the Company’s Corporate Controller in December 2006, and Vice President, Corporate Controller in December 2010. From March 2005 through June 2006, Mr. Avalos was employed with Vendare Media Group, an online network and social media company, as its controller. From September 1998 through March 2005, Mr. Avalos was employed with PricewaterhouseCoopers LLP, a global professional services firm focusing on audit and assurance, tax and advisory services, and left as an audit and assurance manager.
Available Information
ARC Document Solutions, Inc. uses its corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The company files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as ARC, that file electronically with the SEC. ARC’s SEC filings and other documents pertaining to the conduct of its business can be found on the “Investors” page of its website. These documents are available in print to any shareholder who requests a copy by writing or by calling ARC Document Solutions as set forth on the “Info Request” link on the main “Investor” web page.

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
We are highly dependent on the architectural, engineering and construction (AEC) industry and any decline in that industry could adversely affect our future revenue and profitability.
We estimate that customers in the AEC industry accounted for approximately 76% of our net sales for the year ended December 31, 2013, therefore our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC industry. We believe that the industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC industry following a recovery of the general economy. A downturn in the AEC industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
Adverse domestic and global economic conditions and disruption of financial and commercial real estate markets could have a material adverse effect on our business and results of operations.
During the past several years, domestic and international financial markets have experienced significant disruption, including, among other things, extreme volatility and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn, have continued to adversely affect our business and financial condition in a number of ways, including effects beyond those that were experienced in recent previous recessions. A prolonged economic downturn may adversely affect the ability of our customers and suppliers to obtain financing and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect on our accounts receivable on a timely basis, if at all. These events may, in the aggregate, have a material adverse effect on our results of operations and financial condition.

Because a significant portion of our overall costs are fixed, our earnings are highly sensitive to changes in revenue.

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 36% of our overall costs were fixed for the year ended December 31, 2013. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
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
During the fourth quarter of 2012, management initiated a restructuring plan which culminated in the closure or downsizing of 56 of our service centers and a reduction in our workforce of approximately 300 employees through December 2013. The reduction or downsizing of our service centers and headcount may lead to a reduction in revenue and profitability due to the loss of customers serviced through the closed locations.
Competition in our industry and innovation by our competitors may hinder our ability to execute our business strategy and adversely affect our profitability.
The markets for our products and services are highly competitive, with competition primarily at local and regional levels. We compete primarily based on the level and quality of customer service, technological leadership, and price. Our future success depends, in part, on our ability to continue to improve our service and product offerings, and develop and integrate new technology solutions. In addition, current and prospective customers may decide to perform certain services themselves instead of outsourcing these services to us. These competitive pressures could adversely affect our sales and consolidated results of operations.

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
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2013, our Traditional Reprographics sales represented approximately 29% of our total net sales, and our Onsite Services represented approximately 30% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 31% of our net sales in 2013 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting AEC activity in

California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
Our growth strategy depends, in part, on our ability to successfully market and execute several different, but related, service offerings. Failure to do so could impede our future growth and adversely affect our competitive position.
As part of our growth strategy, we intend to continue to offer and grow a variety of service offerings that are relatively new to the company. Our efforts will be affected by our ability to acquire new customers for our new service offerings as well as sell the new service offerings to existing customers. If we fail to procure new customers, our growth may be adversely affected and we may incur operating losses as a result of a failure to realize revenue from investments made in new service offerings.
The transition to more centralized management may negatively impact our ability to successfully monitor and manage our operations, and therefore our business and profitability could suffer.
Historically, we delegated the responsibility for marketing, pricing, and selling practices to local and operational managers. Over the past three years we have begun the process of centralizing many marketing, selling and pricing practices that we traditionally delegated to local and operational mangers. The transition to more centralized management presents organizational and management challenges that may result in lost market opportunities, additional costs, failure to achieve desired synergies and a loss of focus in business planning, all of which could harm our business and profitability.
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
Our failure to adequately protect the proprietary aspects of our technology, including PlanWell and Abacus, may cause us to lose market share.
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
We have international operations in China, India, the United Kingdom and Canada. Approximately 13% of our revenues for fiscal 2013 were derived from our international operations, with approximately 8% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

A large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

A large percentage of our cash and cash equivalents is currently held outside the U.S., while many of our liabilities are payable in the U.S. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of having a lower amount of the cash and cash equivalents in the U.S., our financial flexibility may be reduced.

Our business could suffer if we fail to attract, retain, and successfully integrate skilled personnel.
We believe that our ability to attract, retain, and successfully integrate qualified personnel is critical to our success. As we continue to place more emphasis on document management and storage technology, our need to hire and retain software and other technology focused personnel has and can be expected to continue to increase. Competition for such personnel, particularly in the San Francisco Bay Area, is intense. If we lose key personnel and/or are unable to recruit qualified personnel, our ability to manage and grow our business will be adversely affected. In addition, the loss of the services of one or more members of our senior management team would disrupt our business and impede our ability to successfully execute our business strategy.
Damage or disruption to our facilities, including our technology center, could impair our ability to effectively provide our services and may have a significant effect on our revenues, expenses and financial condition.
Our IT systems are an important part of our operations. We currently store most of our customer data at our technology center located in Silicon Valley near known earthquake fault zones. Although we have redundant systems and offsite backup procedures in place, interruption in service, damage to or destruction of our technology center or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could result in delays, in reduced levels of customer service and have a material adverse effect on the markets in which we operate and on our business operations.
Although we currently maintain general property damage insurance, if we incur losses from uninsured events, we could incur significant expenses which would adversely affect our results of operations and financial condition.
Downgrades in our credit rating may adversely affect our business, financial condition and results of operations.
Independent credit rating agencies are required to rate our credit worthiness in accordance with the terms of our Term Loan Credit Agreement. Credit market deterioration and its actual or perceived effects on our business, financial condition and results of operation, along with deterioration in general economic conditions, may increase the likelihood that major independent credit agencies will downgrade our credit rating. Any downgrade in our credit rating could increase our cost of borrowing, which would adversely affect our financial condition and results of operations, perhaps materially. Any downgrade in our credit rating may also cause a decline in the market price of our common stock.
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
Our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have adverse effect on our business and results of operations.
As of December 31, 2013, we had $219.7 million in outstanding short and long-term borrowings under term loans, lines of credit, and capital leases, excluding trade payables. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.
We are also required to maintain specified financial ratios, including a leverage and interest coverage ratios, as outlined in our Term Loan Credit Agreement. If certain conditions are met under our 2012 Credit Agreement, we would also be required to maintain a minimum fixed charge coverage ratio. Our inability to meet these ratios could result in the acceleration of the repayment of the related debt, the termination of our revolving line of credit, the increase in our effective cost of funds or the cross-default of other credit arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
At the end of 2013, we operated 175 service centers, of which 153 were in the United States, 9 were in Canada, 9 were in China, 2 were in London, England and 2 in India. We also occupied a technology center in Silicon Valley, California, a software programming facility in Kolkata, India, as well as other facilities including our executive offices located in Walnut Creek, California.
In total the Company occupied approximately 1.2 million square feet as of December 31, 2013.
We lease nearly all of our service centers, each of our administrative facilities and our technology centers. The two facilities that we own are subject to liens under our credit agreements. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, vehicles, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.
Item 3. Legal Proceedings
On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The proposed settlement is subject to approval by the Court. A continued hearing on the motion for preliminary approval of the settlement will be held on March 19, 2014. The Company recorded a liability of $0.9 million as of December 31, 2013 related to the claim, which represents management's best estimate of the probable outcome based on information available. The case remains unresolved as of December 31, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
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

	2013		2012
	High	Low	High	Low
First Quarter	$3.03	$2.12	$6.99	$4.53
Second Quarter	4.25	2.76	6.08	4.63
Third Quarter	5.24	4.00	5.95	3.68
Fourth Quarter	9.35	4.58	4.38	2.19
Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of ARC Document Solutions’ common stock relative to the cumulative total returns of (a) the Russell 2000 index, (b) a customized peer group of six commercial and professional services companies, and (c) an updated customized peer group of 15 companies identified as: (1) having a business-to-business focus, (2) offering outsourced/managed services, (3) having a digital or technology service that is significant to their customer offering, and (4) involved in print publishing.
In recognition of the transformation the Company has undergone in both its financial profile as well as its product and service offerings, the Company conducted an internal review to update its peer group. The updated peer group, Managed Services & Publishing Peer Group, will replace ARC's previous customized peer group, Diversified Commercial & Professional Services.
The following criteria were used to select ARC's updated peer group:

•	Annual revenues between $200.0 million and $1.0 billion

•	3-Year average 3-yr total return above the Commercial Services & Supplies GICS Industry 75th Percentile

•	Business alignment as noted above
The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2008 and tracks it through December 31, 2013.

	2008	2009	2010	2011	2012	2013
ARC Document Solutions, Inc.	100.00	101.59	110.00	66.52	37.10	119.13
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
Diversified Commercial & Professional Services	100.00	113.10	126.15	116.43	152.53	210.61
Managed Services & Publishing Peer Group	100.00	129.61	166.57	158.94	209.63	289.89
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
Holders
As of February 21, 2014, the approximate number of stockholders of record of our common stock was 128 and the closing price of our common stock was $7.53 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1) (in thousands)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2013—October 31, 2013	6	$6.23	—	—
November 1, 2013—November 30, 2013	—	—	—	—
December 1, 2013—December 31, 2013	—	—	—	—
Total	6	$6.23	—	—

(1)
Our 2005 Stock Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the fourth quarter of 2013 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

Item 6. Selected Financial Data
The selected historical financial data presented below is derived from the audited consolidated financial statements of ARC Document Solutions for the fiscal years ended December 31, 2013, 2012, 2011, 2010, and 2009. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Statement of Operations Data:
Service Sales
Traditional Reprographics	$116,673	$126,785	$145,449	$173,364	$225,824
Color	83,601	79,080	84,062	81,552	81,873
Digital	33,534	35,578	38,020	39,639	42,794
Subtotal	233,808	241,443	267,531	294,555	350,491
Onsite Services (1)	121,550	108,817	100,682	89,994	97,401
Equipment and Supplies Sales	51,837	55,858	54,519	57,090	53,657
Total net sales	407,195	406,118	422,732	441,639	501,549
Cost of sales	272,858	282,599	288,434	299,307	323,360
Gross profit	134,337	123,519	134,298	142,332	178,189
Selling, general and administrative expenses	96,800	93,073	101,315	107,744	115,020
Amortization of intangibles	6,612	11,035	18,715	11,657	11,367
Goodwill impairment	—	16,707	65,444	38,263	37,382
Impairment of long-lived assets	—	—	—	—	781
Restructuring expense	2,544	3,320	—	—	—
Income (loss) from operations	28,381	(616)	(51,176)	(15,332)	13,639
Other income, net	(106)	(100)	(103)	(156)	(171)
Loss on early extinguishment of debt	16,339	—	—	2,509	—
Interest expense, net	23,737	28,165	31,104	24,091	25,781
Loss before income tax provision (benefit)	(11,589)	(28,681)	(82,177)	(41,776)	(11,971)
Income tax provision (benefit)	2,986	2,784	50,931	(14,186)	3,018
Net loss	(14,575)	(31,465)	(133,108)	(27,590)	(14,989)
(Income) loss attributable to noncontrolling interest	(748)	(503)	21	88	104
Net loss attributable to ARC Document Solutions	$(15,323)	$(31,968)	$(133,087)	$(27,502)	$(14,885)

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Loss per share attributable to ARC shareholders:
Basic	$(0.33)	$(0.70)	$(2.93)	$(0.61)	$(0.33)
Diluted	$(0.33)	$(0.70)	$(2.93)	$(0.61)	$(0.33)
Weighted average common shares outstanding:
Basic	45,856	45,668	45,401	45,213	45,123
Diluted	45,856	45,668	45,401	45,213	45,123

	Fiscal Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Other Financial Data:
Depreciation and amortization	$34,745	$39,522	$47,876	$45,649	$49,543
Capital expenditures	$18,191	$20,348	$15,553	$8,634	$7,506
Interest expense, net	$23,737	$28,165	$31,104	$24,091	$25,781
	As of December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$27,362	$28,021	$25,437	$26,293	$29,377
Total assets	$409,922	$415,839	$441,357	$569,085	$620,954
Long term obligations	$233,058	$241,429	$240,900	$221,088	$228,711
Total ARC stockholders’ equity	$91,690	$103,896	$130,677	$256,506	$276,007
Working capital	$28,705	$40,650	$40,405	$22,387	$(3,739)

(1)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the other sections of this Annual Report on Form 10-K, including Part 1, “Item 1 — Business”; Part I, “Item 1A — Risk Factors”; Part II, “Item 6 — Selected Financial Data”; and Part II, “Item 8 — Financial Statements and Supplementary Data.”
Business Summary
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) is a leading document solutions company serving businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry.
We help our customers reduce their costs and improve productivity of their documents, improve their access and control over documents, and offer a wide variety of ways to print, produce, distribute, collaborate on, and store documents.
We have categorized our service and product offerings to report distinct sales recognized from our Onsite Services, Color Services, Digital Services, Traditional Reprographics Services, and Equipment and Supplies Sales.
Onsite Services consists of placement, management, and optimization of print and imaging equipment in our customer’s facilities, relieving them of the burden of owning and managing print devices and print networks, and shifting their costs to a “per-use” basis. Onsite Services sales are driven by the ongoing print needs of our customers, and are less exposed to the episodic large-format printing needs associated with construction projects. This category was renamed in 2013 from “Facilities Management,” but the service offerings reported in this category remain unchanged.
Color Services consists of specialized color printing and finishing services to marketing departments, regional and national retailers, and our traditional AEC customer base. This includes services provided under our Riot Creative Imaging brand.
Digital Services consists of digital document management services of all kinds, including archiving and information management (“AIM”), “digital shipping” and managed file transfer, software licensing, and technology consulting services.
Traditional Reprographics consists of the management, distribution, and print-on-demand of black and white construction drawings (frequently referred to as “blueprints”) and specification books. It derives a majority of its revenue from large-format black and white printing.
Equipment and Supplies consists of reselling printing, imaging, and related equipment to customers primarily in the AEC industry.
We are expanding our business beyond the services we have traditionally provided to the AEC industry and are currently focused on growing managed print services, technology-based document management services, and digital color imaging, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services revenue line), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics revenue line). This belief is supported by the fact that our Onsite Services in 2013 are 30% of our total sales as compared to 29% for Traditional Reprographics. Onsite Services is now our largest service offering and continues to grow at a rate of more than 10% on a year-over-year basis. In comparison, our revenue mix in 2012 consisted of 31% of our sales coming from Traditional Reprographics, and 27% of our sales coming from Onsite Services.
We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry that include our legacy reprographics business as well as our newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still distinctly related to the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 76% of our net sales for the year ended December 31, 2013, with the remaining 24% consisting of sales to non-AEC industries.
We identify operating segments based on the various business activities that earn revenue and incur expense. Since operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.
Costs and Expenses.

Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs” which consist primarily of expenses for service center ('offsite') facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. During 2012 and through most of 2013, we were more frequently electing to purchase equipment for our facilities and onsite service installations rather than lease equipment due to the availability of cash to fund capital expenditures and the interest savings thereby. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their workflow patterns and thereby their document and printing needs. While there were some indications that the non-residential construction market strengthened in 2012, we believe that there was a growing body of evidence by the third quarter of 2012 that demonstrated Traditional Reprographics sales would not likely recover at the same pace due to these factors. To ensure that the Company’s costs and resources were in line with demand for our current portfolio of services and products, management initiated a restructuring plan in October of 2012. The restructuring plan included the closure or downsizing of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and an additional 23 service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as Onsite Services and Digital Services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.
In the twelve months of 2013, our gross margins improved by 260 basis points compared to the same period in 2012, which we attribute primarily to our restructuring efforts initiated in October 2012. We believe our restructuring actions suggest continuing year-over-year margin expansion in future periods.
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
Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the years ended December 31, 2013, 2012 and 2011 to reflect the exclusion of amortization impact related specifically to the change in useful lives of trade names, loss on extinguishment of debt, goodwill impairment, restructuring expense, interest rate swap related costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2013, 2012 and 2011. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We presented adjusted EBITDA in years ended December 31, 2013, 2012 and 2011 to exclude stock-based compensation expense, restructuring expense, goodwill impairment and loss on extinguishment of debt. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows provided by operating activities	$46,798	$37,552	$49,168
Changes in operating assets and liabilities, net of effect of business acquisitions	(2,388)	(463)	10,152
Non-cash expenses, including depreciation, amortization and restructuring	(58,985)	(68,554)	(192,428)
Income tax provision	2,986	2,784	50,931
Interest expense, net	23,737	28,165	31,104
(Income) loss attributable to the noncontrolling interest	(748)	(503)	21
EBIT	11,400	(1,019)	(51,052)
Depreciation and amortization	34,745	39,522	47,876
EBITDA	46,145	38,503	(3,176)
Interest expense, net	(23,737)	(28,165)	(31,104)
Income tax provision	(2,986)	(2,784)	(50,931)
Depreciation and amortization	(34,745)	(39,522)	(47,876)
Net loss attributable to ARC Document Solutions, Inc. shareholders	$(15,323)	$(31,968)	$(133,087)
The following is a reconciliation of net loss attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net loss attributable to ARC Document Solutions, Inc. shareholders	$(15,323)	$(31,968)	$(133,087)
Interest expense, net	23,737	28,165	31,104
Income tax provision	2,986	2,784	50,931
EBIT	11,400	(1,019)	(51,052)
Depreciation and amortization	34,745	39,522	47,876
EBITDA	46,145	38,503	(3,176)
Loss on extinguishment of debt	16,339	—	—
Goodwill impairment	—	16,707	65,444
Restructuring expense	2,544	3,320	—
Stock-based compensation	3,207	1,999	4,271
Adjusted EBITDA	$68,235	$60,529	$66,539

The following is a reconciliation of net loss margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Year Ended December 31,
	2013 (1)	2012 (1)	2011 (1)
Net loss margin attributable to ARC	(3.8)%	(7.9)%	(31.5)%
Interest expense, net	5.8	6.9	7.4
Income tax provision	0.7	0.7	12.0
EBIT margin	2.8	(0.3)	(12.1)
Depreciation and amortization	8.5	9.7	11.3
EBITDA margin	11.3	9.5	(0.8)
Loss on extinguishment of debt	4.0	—	—
Goodwill impairment	—	4.1	15.5
Restructuring expense	0.6	0.8	—
Stock-based compensation	0.8	0.5	1.0
Adjusted EBITDA margin	16.8%	14.9%	15.7%

(1)	Column does not foot due to rounding.

The following is a reconciliation of net loss attributable to ARC Document Solutions, Inc. to unaudited adjusted net income (loss) attributable to ARC Document Solutions, Inc.:

	Year Ended December 31,
(In thousands, except per share amounts)	2013	2012	2011
Net loss attributable to ARC Document Solutions, Inc.	$(15,323)	$(31,968)	$(133,087)
Loss on extinguishment of debt	16,339	—	—
Goodwill impairment	—	16,707	65,444
Restructuring expense	2,544	3,320	—
Change in trade name impact to amortization	—	3,158	9,475
Interest rate swap related costs	—	3,440	5,691
Income tax benefit related to above items	(7,667)	(7,676)	(16,053)
Deferred tax valuation allowance and other discrete tax items	8,245	11,311	67,556
Unaudited adjusted net income (loss) attributable to ARC Document Solutions, Inc.	$4,138	$(1,708)	$(974)
Actual:
Loss per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.33)	$(0.70)	$(2.93)
Diluted	$(0.33)	$(0.70)	$(2.93)
Weighted average common shares outstanding:
Basic	45,856	45,668	45,401
Diluted	45,856	45,668	45,401
Adjusted:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$(0.04)	$(0.02)
Diluted	$0.09	$(0.04)	$(0.02)
Weighted average common shares outstanding:
Basic	45,856	45,668	45,401
Diluted	46,157	45,668	45,401
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
The following is reconciliation of cash flows provided by operating activities to FCF:

	Year Ended December 31,
(In thousands)	2013	2012	2011
Cash flows provided by operating activities (1)	$46,798	$37,552	$49,168
Capital expenditures	(18,191)	(20,348)	(15,553)
Free Cash Flows	$28,607	$17,204	$33,615

(1)	Cash flows provided by operating activities for 2013 and 2012 includes cash payments related to restructuring of $4.3 million and $0.9 million, respectively.

Results of Operations

				2013 Versus 2012		2012 Versus 2011
	Year Ended December 31,			Increase (decrease)		Increase (decrease)
(In millions, except percentages)	2013 (1)	2012(1)	2011(1)	$(1)%		$(1)%
Traditional Reprographics	$116.7	$126.8	$145.4	$(10.1)	(8.0)%	$(18.6)	(12.8)%
Color	83.6	79.1	84.1	4.5	5.7%	(5.0)	(5.9)%
Digital	33.5	35.6	38.0	(2.1)	(5.9)%	(2.4)	(6.3)%
Subtotal	$233.8	$241.4	$267.5	$(7.6)	(3.1)%	$(26.1)	(9.8)%
Onsite Services (2)	121.6	108.8	100.7	12.8	11.8%	8.1	8.0%
Equipment and Supplies Sales	51.8	55.9	54.5	(4.1)	(7.3)%	1.4	2.6%
Total net sales	$407.2	$406.1	$422.7	$1.1	0.3%	$(16.5)	(3.9)%
Gross profit	$134.3	$123.5	$134.3	$10.8	8.7%	$(10.8)	(8.0)%
Selling, general and administrative expenses	$96.8	$93.1	$101.3	$3.7	4.0%	$(8.2)	(8.1)%
Amortization of intangibles	$6.6	$11.0	$18.7	$(4.4)	(40.0)%	$(7.7)	(41.2)%
Goodwill impairment	$—	$16.7	$65.4	$(16.7)	(100.0)%	$(48.7)	(74.5)%
Restructuring expense	$2.5	$3.3	$—	$(0.8)	(24.2)%	$3.3	100.0%
Loss on extinguishment of debt	$16.3	$—	$—	$16.3	100.0%	$—	—%
Interest expense, net	$23.7	$28.2	$31.1	$(4.5)	(16.0)%	$(2.9)	(9.3)%
Income tax provision	$3.0	$2.8	$50.9	$0.2	7.1%	$(48.1)	(94.5)%
Net loss attributable to ARC	$(15.3)	$(32.0)	$(133.1)	$16.7	(52.2)%	$101.1	(76.0)%
Adjusted net income (loss) attributable to ARC	$4.1	$(1.7)	$(1.0)	$5.8	(341.2)%	$(0.7)	70.0%
EBITDA	$46.1	$38.5	$(3.2)	$7.6	19.7%	$41.7	(1,303.1)%
Adjusted EBITDA	$68.2	$60.5	$66.5	$7.7	12.7%	$(6.0)	(9.0)%

(1)	Column does not foot due to rounding.

(2)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2013(1)	2012(1)	2011(1)
Net Sales	100.0%	100.0%	100.0%
Cost of sales	67.0	69.6	68.2
Gross profit	33.0	30.4	31.8
Selling, general and administrative expenses	23.8	22.9	24.0
Amortization of intangibles	1.6	2.7	4.4
Goodwill impairment	—	4.1	15.5
Restructuring expense	0.6	0.8	—
Income (loss) from operations	7.0	(0.2)	(12.1)
Other income	—	—	—
Loss on extinguishment of debt	4.0	—	—
Interest expense, net	5.8	6.9	7.4
Loss before income tax provision	(2.8)	(7.1)	(19.4)
Income tax provision	0.7	0.7	12.0
Net loss	(3.6)	(7.7)	(31.5)
Income attributable to the noncontrolling interest	(0.2)%	(0.1)%	—%
Net loss attributable to ARC	(3.8)%	(7.9)%	(31.5)%
EBITDA	11.3%	9.5%	(0.8)%
Adjusted EBITDA	16.8%	14.9%	15.7%

(1)	Column does not foot due to rounding.
Fiscal Year Ended December 31, 2013 Compared to Fiscal Year Ended December 31, 2012
Net Sales
Net sales in 2013 increased 0.3%. The increase in net sales was primarily due to the higher sales activity for Onsite and Color Services, which were partially offset by lower sales activity in Traditional Reprographics Services and Equipment and Supplies Sales. In the second half of 2013, Onsite Services was our largest offering as a percentage of total net sales, and for the full year, had the highest percentage change from 2012 (11.8% growth). Declines in Traditional Reprographics sales remain influenced by the continuing trend of a greater use of digital processes for document workflow and less reliance on print.
Onsite Services. Onsite Services sales increased $12.8 million or 11.8%, in 2013, and represented approximately 30% of total net sales for 2013, as compared to approximately 27% during 2012. Sales from Onsite Services are derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, in our customers’ offices, typically referred to as a facilities management engagement or “traditional FM,” and 2) an arrangement by which our customers outsource their printing network to us, including all office printing, copying, and reprographics printing, typically referred to as Managed Print Services, or “MPS.” In both cases, we establish long-term contracted revenue streams for which we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of Onsite Services locations has grown to approximately 7,700 as of December 31, 2013, an increase of approximately 700 locations compared to December 31, 2012, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with 19 of the largest 50 AEC firms. As our Onsite Services, and more specifically MPS services, become a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven by non-construction project-related work such as office printing and copying.

Traditional Reprographics. Traditional Reprographics sales decreased $10.1 million or 8.0% in 2013, and represented approximately 29% of total net sales for 2013, as compared to approximately 31% during 2012.
Overall Traditional Reprographics Services sales nationwide were negatively affected by the lower volume of construction drawings produced through large-format black and white printing driven by the effect of technology adoption referenced above, as well as increased production of documents on customer sites as opposed to documents being produced at our service centers.
Color Services. Color Services sales increased $4.5 million or 5.7%, and comprised approximately 21% of our total net sales in 2013. We attribute this increase to our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.
Digital. Digital Services sales decreased $2.1 million or 5.9% in 2013. Sales of Digital Services decreased slightly to approximately 8% of total net sales for 2013, as compared to approximately 9% for 2012. We attribute this decrease in Digital Services to a decline in those services related to project-based work performed at our service centers, offset in part by sales of our AIM services which were formally introduced into the market in 2013. Currently, the revenue generating activities included in Digital Services consist of both construction project and non-construction project related services. New digital service offerings such as AIM experienced growth in 2013, but not at a rate sufficient to offset the decline in digital service sales related to the lower volume of construction project work.
Equipment and Supplies Sales. Equipment and Supplies Sales decreased by $4.1 million or 7.3% in 2013. We experienced declines in both our operations in the United States and in China. Equipment and Supplies Sales represented approximately 13% of total net sales in 2013, compared to approximately 14% in 2012. The decrease in Equipment and Supplies Sales in the United States was driven primarily by the lack of vendor promotions in 2013 that had been offered to our customers in 2012, as well as a large non-recurring equipment order in 2012. Equipment and Supplies Sales derived from our Chinese operations were $19.9 million in 2013, as compared to $21.5 million in 2012. The decrease in Equipment and Supplies Sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, was due to several large non-recurring equipment orders in 2012. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an Onsite Services arrangement.
Gross Profit
Gross profit and gross margin increased to $134.3 million, and 33.0%, in 2013, compared to $123.5 million, and 30.4%, in 2012, on a sales increase of $1.1 million.
We were able to achieve expansion of our gross margins of 260 basis points in 2013 due primarily to a combination of: (1) the closure or merging of underperforming service centers and the reduction in labor and facility costs resulting from our restructuring plan initiated in the fourth quarter of 2012, and (2) ongoing margin expansion initiatives in 2013. Overall, direct labor and overhead costs as a percentage of sales decreased 130 and 60 basis points, respectively, in 2013 due primarily to savings from facilities closures and related cost reductions in response to the declining sales in our Traditional Reprographics Services that are performed from our service centers. We believe the savings from the restructuring plan are sustainable, and we believe the effect of these measures should result in continued margin expansion in 2014, though at an abated level from 2013.
A shift in our business mix also contributed to the year-over-year increase in gross margins in 2013. Due to a decline in lower-margin Equipment and Supplies Sales and 2013 margin expansion initiatives, material costs as a percentage of consolidated sales were 70 points lower in 2013 compared to 2012.
Selling, General and Administrative Expenses
The increase of $3.7 million in selling, marketing, general and administrative expenses in 2013 was primarily due to an increase in sales and marketing expenses, partially offset by a decrease in general and administrative expenses.
Year-over-year sales and marketing expenses increased $4.4 million in 2013, driven by our continued investment in sales which included: (1) the hiring of new sales and sales administrative personnel, (2) expanded trainings of new and existing sales personnel to implement specific sales initiatives, such as color sales, and our Onsite offering, and (3) expanded incentive programs geared towards organic sales growth.
General and administrative expenses decreased $0.7 million in 2013 primarily due to decreases in headcount related to our restructuring plan initiated in the fourth quarter of 2012, which were partially offset by an increase in incentive bonuses due to the improvement in our financial performance in 2013.
Amortization of Intangibles

Amortization of intangibles of $6.6 million in 2013, decreased by $4.4 million or 40.0% compared to 2012, primarily due to phasing out the use of local trade names in April 2012.
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
Restructuring Expense
Restructuring expenses totaled $2.5 million in 2013, and primarily consisted of estimated lease termination and obligation costs.
For further information, please see Note 3 “Restructuring Expenses” to our Consolidated Financial Statements.
Loss on extinguishment of debt
In December 2013, we commenced a cash tender offer and consent solicitation for all of our outstanding 10.5% senior unsecured notes due December 15, 2016 (the “Notes”) and entered into a $200.0 million Term Loan Credit Agreement. The proceeds of the Term Loan Credit Agreement were used to repurchase all of the outstanding Notes that were validly tendered, and also applied to redeem all of the Notes which remained outstanding following the tender offer. The weighted average purchase price to purchase and redeem the Notes was in this transaction was 105.8% of par. This transaction, when combined with other repurchases of Notes done during 2013 resulted in a loss on extinguishment of debt of $16.3 million for 2013. The new Term Loan Credit Agreement bears interest at either a LIBOR rate (subject to a 1% floor) or a base rate, plus an applicable margin of 5.25% with respect to LIBOR loans and 4.25% with respect to base rate loans. As of December 31, 2013, all loans under the Term Loan Credit Agreement were accruing interest at the LIBOR rate, for a total interest rate of 6.25% or 425 basis points lower than the extinguished Notes. For additional information regarding the impact of the note repurchases to interest expense, please see "Interest Expense, Net" discussion below.
Interest Expense, Net
Net interest expense totaled $23.7 million in 2013, compared to $28.2 million in 2012. The decrease was driven by a reduction in interest expense reclassified from accumulated other comprehensive income into earnings as a result of the previously terminated interest rate swap agreement on December 1, 2010. The amortization period for the interest rate swap expense ended in December of 2012, and therefore had no impact in 2013 compared to $3.4 million in additional interest expense in 2012. Also contributing to the decrease in interest expense was (1) the repurchases of our outstanding 10.5% senior notes during the third and fourth quarters of 2013, and (2) a reduction in interest rates incurred on new capital leases. The interest savings related to the repurchases of the 10.5% senior notes was approximately $0.5 million in 2013, and the forecasted savings for 2014 is approximately $7.0 million.
Income Taxes
We recorded an income tax provision of $3.0 million in relation to pretax loss of $11.6 million for 2013, which was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our income tax provision includes a $7.3 million valuation allowance against certain of our deferred tax assets. Had we not recorded this valuation allowance, our tax benefit would have been 4.3 million. This yields an effective income tax rate benefit of 37.0%.

Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese operations.
Net Loss Attributable to ARC
Net loss attributable to ARC was $15.3 million in 2013, as compared to net loss attributable to ARC of $32.0 million in 2012. The decrease in net loss attributable to ARC in 2013 is primarily due to the goodwill impairment charge in 2012, an increase in gross margins and a reduction in amortization and interest expense in 2013. This decrease was partially offset by the loss on extinguishment of debt and the increase in selling, general and administrative expenses in 2013, as noted above.
EBITDA
EBITDA margin increased to 11.3% in 2013, as compared to 9.5% in 2012. Excluding the effect of stock-based compensation, restructuring expense, goodwill impairment charge in 2012 and loss on extinguishment of debt, adjusted EBITDA margin increased to 16.8% in 2013, as compared to 14.9% in 2012. The increases in EBITDA and adjusted EBITDA were due primarily to the increase in gross profit as a result of the restructuring plan initiated in the fourth quarter of 2012 as well as ongoing 2013 margin expansion initiatives.
Fiscal Year Ended December 31, 2012 Compared to Fiscal Year Ended December 31, 2011
Net Sales
Net sales in 2012 decreased by 3.9%. The decrease in net sales was primarily due to lower sales activity in our Traditional Reprographics Services offering, which were partially offset by higher sales activity in our Onsite Services. Declines in Traditional Reprographics sales were influenced by low levels of private non-residential construction activity, as well as a continuing trend of shifting document workflow away from a reliance on print toward more digital processes.
Onsite Services. Onsite sales in 2012 compared to 2011, increased by 8.0%.
The number of Onsite Services accounts grew to approximately 7,000 as of December 31, 2012, an increase of more than 900 locations compared to December 31, 2011, due to growth in new MPS placements.

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
Color Services. Color Services comprised approximately 23% of our services sales for 2012 and 2011. Net sales of Color Services decreased 5.9% in 2012, compared to 2011. We attribute this decrease to the loss of a large customer, an overall decline in Color Services in the AEC industry, and temporary disruptions as we expanded and enhanced our Color Services operations and sales force.
Digital. Digital Service revenue decreased by 6.3%, compared to 2011 due to a decline in Digital Services related to project-based work performed at our service centers, which was offset, in part, by an increase in our cloud-based service offerings. As a percentage of services sales, Digital Service sales remained steady at approximately 10% of services sales in 2012 and 2011.
Equipment and Supplies Sales. Equipment and Supplies Sales increased by 2.6% in 2012 compared to 2011. The increase in Equipment and Supplies Sales was driven by increased sales from UDS. The Chinese market has shown a preference for owning equipment as opposed to using equipment through an Onsite Services or FM arrangement. Chinese operations had sales of equipment and supplies of $21.5 million in 2012, as compared to $17.7 million in 2011.
Gross Profit
During the twelve months ended December 31, 2012, gross profit and gross profit margin decreased to $123.5 million, and 30.4%, compared to $134.3 million, and 31.8%, during the same period in 2011, on a sales decline of $16.5 million.
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
Goodwill Impairment

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

Quarterly Results of Operations
The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2013. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2013				2012
Traditional Reprographics	$29,558	$30,516	$28,907	$27,693	$33,323	$34,284	$30,820	$28,357
Color	20,905	21,846	20,638	20,212	20,003	20,501	19,335	19,241
Digital	8,361	8,690	8,295	8,187	9,690	9,508	8,565	7,816
Subtotal	58,824	61,052	57,840	56,092	63,016	64,293	58,720	55,414
Onsite Services	28,976	30,576	30,990	31,008	26,656	27,490	27,116	27,555
Equipment and Supplies Sales	12,236	12,994	12,422	14,185	13,901	14,445	13,590	13,922
Total net sales	$100,036	$104,622	$101,252	$101,285	$103,573	$106,228	$99,426	$96,891
Quarterly sales as a % of annual sales	24.6%	25.7%	24.9%	24.9%	25.5%	26.2%	24.5%	23.9%
Gross profit	$32,379	$35,611	$32,880	$33,467	$31,878	$33,753	$29,248	$28,640
Gross margin	32.4%	34.0%	32.5%	33.0%	30.8%	31.8%	29.4%	29.6%
Income (loss) from operations	$6,387	$8,385	$6,594	$7,015	$3,828	$6,975	$(13,221)	$1,802
EBITDA	$14,847	$16,984	$14,904	$(590)	$15,496	$16,687	$(4,225)	$10,545
Net income (loss) attributable to ARC	$415	$722	$(450)	$(16,010)	$(4,907)	$(1,053)	$(20,112)	$(5,896)
Income (loss) per share attributable to ARC shareholders:
Basic	$0.01	$0.02	$(0.01)	$(0.35)	$(0.11)	$(0.02)	$(0.44)	$(0.13)
Diluted	$0.01	$0.02	$(0.01)	$(0.35)	$(0.11)	$(0.02)	$(0.44)	$(0.13)

The following is a reconciliation of EBITDA to net loss for each respective quarter.

	Quarter Ended (In thousands)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2013				2012
EBITDA	$14,847	$16,984	$14,904	$(590)	$15,496	$16,687	$(4,225)	$10,545
Interest expense, net	(6,041)	(6,076)	(5,895)	(5,725)	(7,438)	(7,255)	(6,982)	(6,490)
Income tax (provision) benefit	311	(1,467)	(790)	(1,040)	(1,310)	(619)	84	(939)
Depreciation and amortization	(8,702)	(8,719)	(8,669)	(8,655)	(11,655)	(9,866)	(8,989)	(9,012)
Net income (loss) attributable to ARC	$415	$722	$(450)	$(16,010)	$(4,907)	$(1,053)	$(20,112)	$(5,896)
We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. In addition, our quarterly operating results, particularly those of our Traditional Reprographics offerings, are typically affected by seasonal factors, primarily the number of working days in a quarter and the holiday season in the fourth quarter. Therefore, historically, our fourth quarter has been the slowest and the least profitable. While our Traditional Reprographics business is still influenced by the nature of building cycles, our remaining offerings are less so. Onsite Services, our largest revenue line, are driven by the production of office documents and our customer's desire to improve business processes and reduce print management costs. The change in our product mix and continued efforts in growing business lines that are not derived from building cycles resulted in 2013 fourth quarter sales and profitability being higher than the first and third quarter of 2013. We recorded losses on extinguishment of debt in the amount of $16.1 million and $0.3 million during the quarters ended December 31, 2013 and September 30, 2013, respectively. We recorded a goodwill impairment in the amount of $16.7 million during the quarter ended September 30, 2012. We recorded valuation allowances against certain deferred tax assets of $7.2 million, $0.4 million, and $0.2 million during the quarters ended December 31, 2013, September 30, 2013 and June 30, 2013, respectively. We recorded valuation allowances against certain deferred tax assets of $3.0 million, $3.9 million, $0.9 million, and $2.0 million during the quarters ended December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012, respectively.
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. During the third and fourth quarters of 2013, we repurchased $12.3 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash. In December 2013, we entered into a $200.0 million Term Loan Credit Agreement, and the related proceeds were used to repurchase and redeem all of our remaining outstanding 10.5% senior unsecured notes. Total cash and cash equivalents as of December 31, 2013 was $27.4 million. Of this amount, $16.2 million was held in foreign countries, with $15.1 million held in China. Cash and cash equivalents remained stable year-over-year despite significant cash payments made in 2013, including $12.3 million related to open market repurchases of our 10.5% senior unsecured notes, $4.3 million related to our restructuring plan, and $4.9 million related to the refinancing of our long-term debt.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2013	2012	2011
Net cash provided by operating activities	$46,798	$37,552	$49,168
Net cash used in investing activities	$(17,450)	$(20,025)	$(25,182)
Net cash used in financing activities	$(30,284)	$(15,067)	$(25,107)

Operating Activities

Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall increase in cash flows from operations in 2013 was primarily due the increase in our net income driven by our expansion of EBITDA of approximately $7.0 million as described above, as well as an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, and the timing of accounts payable and accrued expenses. These increases were offset, in part, by an increase in accounts receivable and cash payments related to our restructuring plan of $4.3 million in 2013, compared to $0.9 million in 2012. Days sales outstanding (“DSO”) increased to 50 days as of December 31, 2013 from 48 days as of December 31, 2012.
The overall decrease in cash flows from operations in 2012 compared to 2011 was primarily due to an income tax refund of $12.1 million received in the 2011 related to carryback of 2010 tax losses to 2008, as well as $0.9 million of cash payments related to our restructuring plan in 2012.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $18.2 million, $20.3 million, and $15.6 million in 2013, 2012 and 2011, respectively. The decrease in capital expenditures from 2012 to 2013 is primarily due to our increased reliance on leasing rather than purchasing equipment. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future. The increase in capital expenditures from 2011 to 2012 was primarily driven by growth in our Onsite Services, and due to the fact that we more often elected to purchase rather than lease new equipment due to the availability of cash and the interest savings thereby.
Financing Activities
Net cash of $30.3 million used in financing activities in 2013 primarily relates to proceeds and payments on our debt agreements and capital leases. During the third and fourth quarters of 2013, we repurchased $12.3 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016, in the open market using available cash. In December 2013, we entered into a $200.0 million Term Loan Credit Agreement, and the related proceeds were used to repurchase and redeem all of our remaining outstanding 10.5% senior unsecured notes. Payments of costs related to the early extinguishment of these notes and deferred financing fees related to the $200.0 million Term Loan Credit Agreement totaled $11.3 million and $2.2 million, respectively.
Our cash position, working capital, and debt obligations as of December 31, 2013, 2012 and 2011 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In thousands)	2013	2012	2011
Cash and cash equivalents	$27,362	$28,021	$25,437
Working capital	$28,705	$40,650	$40,405
Borrowings from senior secured credit facility, term loan facility and Notes (1)	$196,000	$196,852	$196,241
Other debt obligations	23,728	25,673	30,023
Total debt obligations	$219,728	$222,525	$226,264

(1)	Net of original issue discount of $4,000, $3,148 and $3,759 at December 31, 2013, 2012 and 2011, respectively.
The decrease of $11.9 million in working capital in 2013 was primarily due to the refinancing of our 10.5% senior unsecured notes to a term loan credit facility in December 2013, and an increase accrued payroll and payroll-related expenses of $4.7 million. These variances were partially offset by an increase in accounts receivable of $4.5 million and a decrease in accrued expenses of $1.0 million. The Term Loan Credit Agreement requires us to make mandatory repayments of principal of $2.5 million per fiscal quarter resulting in a $10.0 million increase in the short-term portion of our outstanding debt. The increase in accrued payroll and payroll-related expenses was due to the timing of payments and accrued incentive bonuses in 2013. Cash and cash equivalents remained stable year-over-year despite significant cash payments made in 2013, including $12.3 million related to open market repurchases of our 10.5% senior unsecured notes, $4.3 million related to our restructuring plan, and $4.9 million related to the refinancing of our long-term debt. The increase in accounts receivable was driven by higher revenue in the fourth quarter of 2013 as compared to the fourth quarter of 2012. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash and cash equivalents balance of $27.4 million, availability under our revolving credit facility, availability under our equipment lease lines, and additional cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of December 31, 2013, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Debt Obligations
10.5% Senior Notes
On December 1, 2010, we completed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”). During the third and fourth quarters of 2013, we repurchased $12.3 million in aggregate principal amount of the Notes in the open market using available cash. In December 2013 we commenced a cash tender offer and consent solicitation for all of the remaining outstanding Notes and accepted for payment all Notes that were validly tendered, followed by a redemption of all Notes which remained outstanding following the tender offer. In addition, we discharged all of our obligations under the indenture governing the Notes by causing to be delivered a notice of redemption to holders of the remaining outstanding Notes and we deposited funds sufficient to pay and discharge all remaining indebtedness on the Notes, including accrued and unpaid interest. The purchase and redemption of the Notes resulted in a loss on early extinguishment of debt of $16.3 million in 2013.
Term Loan Credit Agreement

On December 20, 2013, we entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) among ARC, as borrower, JPMorgan Chase Bank., N.A, as administrative agent and as collateral agent, and the lenders party thereto.

The credit facility provided under the Term Loan Credit Agreement consists of an initial term loan facility of $200.0 million, the entirety of which was disbursed in order to pay for the purchase of the Notes that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption. We have the right to request increases to the aggregate amount of term loans by an amount not to exceed $50.0 million in the aggregate.

By refinancing the Notes with this Term Loan Credit Agreement, we were able to reduce the effective interest rate on our long-term debt from 10.5% (or $21.0 million of interest per year on $200.0 million of principal) to 6.25% (or $12.5 million of interest per year on $200.0 million of principal). In addition, it moved the principal portion of our long-term debt into a structure that is efficiently pre-payable without a premium. This allows us to use the our cash flow to efficiently deliver value to the Company.

The Term Loan Credit Agreement maturity date, with respect to the initial $200.0 million term loan, is December 2018. Under the Term Loan Credit Agreement, we are required to make regularly scheduled principal payments of $2.5 million each quarter, with all remaining unpaid principal due at maturity.

The term loan extended under the Term Loan Credit Agreement can be maintained in different tranches consisting of Eurodollar loans or as base rate loans. It is expected that the term loan will be maintained in Eurodollars and therefore will bear interest, for any interest period, at a rate per annum equal to (i) the higher of (A) the LIBOR rate for U.S. dollar deposits for a period equal to the applicable interest period as determined by the administrative agent in accordance with the Term Loan Credit Agreement and (B) with respect to initial term loans only, 1.00%, plus (ii) an applicable margin of 5.25%.

We will pay certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
In accordance with the term loan facility agreement, we are required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, we are required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. As of December 31, 2013, our Interest Expense Coverage Ratio was 2.98, and our Total Leverage Ratio was 3.22. We were in compliance with the Term Loan Credit Agreement covenants as of December 31, 2013.
Subject to certain exceptions, the term loan extended under the Term Loan Credit Agreement is subject to customary mandatory prepayments provisions with respect to: the net cash proceeds from certain asset sales; the net cash proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Term Loan Credit Agreement); a portion (with stepdowns based upon the achievement of a financial covenant linked to the total leverage ratio) of annual excess cash flow of the Company and certain of its subsidiaries, and with such required prepayment amount to be reduced dollar-for-dollar by the amount of voluntary prepayments of term loans made with internally generated funds; and, the net cash proceeds in excess of a certain amount from insurance recovery (other than business interruption insurance) and condemnation events of the Company and certain of its subsidiaries, subject to certain reinvestment rights.

The Term Loan Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our ability (subject to various exceptions) and certain of our subsidiaries' ability to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness; change the nature of their business; engage in certain transactions with affiliates; and, incur restrictions on the ability of our subsidiaries to make distributions, advances and asset transfers. In addition, under the Term Loan Credit Agreement we will be required to comply with a specific leverage ratio and a minimum interest coverage ratio.

The Term Loan Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation; and a change of control.

Our obligations under the Term Loan Credit Agreement are guaranteed by each of our United States domestic subsidiaries. The Term Loan Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Senior Secured Credit Facilities or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of our and each of our guarantor’s assets (subject to certain exceptions), except that such lien is second priority in the case of inventory, receivables and related assets that are subject to a first priority security interest under the 2012 Credit Agreement (as defined below).
2012 Credit Agreement
On January 27, 2012, we entered into a Credit Agreement (the “2012 Credit Agreement”). The 2012 Credit Agreement was amended on December 20, 2013 in connection with our entry into the Term Loan Credit Agreement for the principal purpose of making the 2012 Credit Agreement consistent with the Term Loan Credit Agreement. The 2012 Credit Agreement, as amended, provides revolving loans in an aggregate principal amount not to exceed $40.0 million, with a Canadian sublimit of $5.0 million, based on inventory and accounts receivable of our subsidiaries organized in the US (“United States Domestic Subsidiaries”) and Canada (“Canadian Domestic Subsidiaries”) that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of January 27, 2017.
Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to LIBOR plus the LIBOR Rate Margin (as defined in the 2012 Credit Agreement), which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR rate (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75% to 1.25% percent, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Rate Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.

The 2012 Credit Agreement contains various loan covenants that restrict our ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $8.0 million we are required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0. Our obligations under the 2012 Credit Agreement are secured by substantially all of the Company’s and its United States Domestic Subsidiaries’ assets. Our United States Domestic Subsidiaries have also guaranteed all of the Company’s obligations under the 2012 Credit Agreement. The obligations of the Company’s Canadian Domestics Subsidiaries which are borrowers under the 2012 Credit Agreement are secured by substantially all of the assets the Company’s Canadian Domestic Subsidiaries.
As of and during the twelve months ended December 31, 2013, we did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of December 31, 2013, based on inventory and accounts receivable of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $39.7 million; however, outsanding standby letters of credit issued under the 2012 Credit Agreement totaling $2.5 million further reduced our borrowing availability under the 2012 Credit Agreement to $37.2 million as of December 31, 2013.
Foreign Credit Agreement
In the third quarter of 2013, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of December 31, 2013. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of December 31, 2013, there was $1.8 million in outstanding debt drawn on our foreign credit facility.

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under the term loan credit agreement and senior secured credit facilities.

	December 31, 2013
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Term loan credit agreement (1)	$200,000	$—	6.25%
Foreign revolving facilities	1,811	1,461	0.60%
Domestic revolving facility	—	37,186	—
	$201,811	$38,647

(1)	Term loan balance shown gross of discount of $4.0 million as of December 31, 2013.
Capital Leases
As of December 31, 2013, we had $21.5 million of capital lease obligations outstanding, with a weighted average interest rate of 7.5% and maturities between 2014 and 2018.
Other Notes Payable
As of December 31, 2013, we had $0.3 million of notes payable outstanding, with an interest rate of 6.5% and maturities in 2016. These notes are collateralized by equipment previously purchased.
As of December 31, 2013, we had $0.1 million of seller notes outstanding, with a weighted average interest rate of 6.0% and maturities between 2013 and 2014. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of December 31, 2013, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments
Our future contractual obligations as of December 31, 2013, are as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars in thousands)
Debt obligations (1)	$202,212	$12,013	$20,199	$170,000	$—
Capital lease obligations	21,516	9,487	9,778	2,251	—
Interest on long-term debt and capital leases	59,971	13,837	25,091	21,043	—
Operating lease	46,848	17,662	21,506	7,314	366
Total	$330,547	$52,999	$76,574	$200,608	$366

(1)	Borrowings under Term Term Loan Credit Agreement shown gross of discount of $4.0 million as of December 31, 2013.
Operating Leases. We have entered into various non-cancelable operating leases primarily related to our facilities.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of December 31, 2013, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The proposed settlement is subject to approval by the Court. A continued hearing on the motion for preliminary approval of the settlement will be held on March 19, 2014. The Company recorded a liability of $0.9 million as of December 31, 2013 related to the claim. The case remains unresolved as of December 31, 2013. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
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
We have established contractual pricing for certain large national customer accounts. These contracts generally establish uniform pricing at all service centers for Global Solutions. Revenues earned from our Global Solutions are recognized in the same manner as non-Global Solutions revenues.
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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of December 31, 2013, the valuation allowance against certain deferred tax assets was $85.6 million, which reserved substantially all of our deferred tax assets.
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
Allowance for Doubtful Accounts
We perform periodic credit evaluations of the financial condition of our customers, monitor collections and payments from customers, and generally do not require collateral. We provide for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. We write off an account when it is considered uncollectible. We estimate our allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the creditworthiness of our customers. In 2013, 2012, and 2011, we recorded expenses of $0.6 million, $0.5 million, and $1.0 million, respectively, related to the allowance for trade receivables.
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
Total stock-based compensation for the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $2.0 million, and $4.3 million, respectively and was recorded in selling, general, and administrative expenses. In addition, upon the adoption of ASC 718, Compensation—Stock Compensation, the excess tax benefit resulting from stock-based compensation, in our Consolidated Statements of Cash Flows, is classified as cash flows from financing activities.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for disclosure on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2013, we entered into a $200.0 million Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate (subject to a fixed floor of 1.00%. As such, our Term Loan Credit Agreement exposes us to market risk for changes in interest rates. As of December 31, 2013, we had $219.7 million of total debt, net of discount, and capital lease obligations, of which approximately 11% was at a fixed rate, with the remainder at variable rates. Given our debt position at December 31, 2013, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.3 million annually.
As of December 31, 2013, we were not party to any derivative or hedging transactions; however, we have entered into derivative instruments in the past to manage our exposure to changes in interest rates. These instruments allowed us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2013, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2013.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARC Document Solutions, Inc.
Walnut Creek, California
We have audited the internal control over financial reporting of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 14, 2014

Item 9B. Other Information

On March 13, 2014, the Company entered into an Amended and Restated Executive Employment Agreements with Kumarakulasingam Suriyakumar, President and Chief Executive Officer. The agreement with Mr. Suriyakumar provides for a term that continues through February 9, 2017.

On March 13, 2014, the Compensation Committee of the Company exercised its discretion with regard to Mr. Suriyakumar’s performance bonus that resulted in a bonus payment in an amount less than the full amount for which he was eligible. Mr. Suriyakumar entered into a separate letter agreement with the Company whereby he agreed to the reduced performance bonus in the amount of $1,516,000 and agreed that such bonus shall be payable in 70% restricted shares of common stock of the Company and 30% cash instead of 30% restricted shares of common stock of the Company and 70% cash, as called for in his previous agreement.

In addition, on March 13, 2014, the Compensation Committee of the Company approved discretionary bonuses for Messrs. Avalos, Roy, Toth and Wijesuriya. Mr. Avalos received a bonus in the amount of $135,000, Mr. Roy received a bonus in the amount of $280,000, Mr. Toth received a bonus in the amount of $200,000, and Mr. Wijesuriya received a bonus in the amount of $249,120.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2013, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2014 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2014 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2014 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements

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
(3) Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC:

Index to Exhibits

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.

3.3	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

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

4.5
First Supplemental Indenture dated December 20, 2013 among ARC Document Solutions, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 24, 2013).

10.1
Credit Agreement, dated as of January 27, 2012, by and among ARC Document Solutions, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent and Wells Fargo Capital Finance Corporation Canada, as Canadian Agent and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).*

10.2
Amended and Restated Guaranty and Security Agreement dated December 20, 2013 by and among ARC Document Solutions, Inc. and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 24, 2013).

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

10.42	Form of Indemnification Agreement between ARC Document Solutions, Inc. and each of its Directors and Executive Officers.

10.43	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 13, 2013, between ARC Document Solutions, Inc. and Mr. Rahul K. Roy.^

10.44
Term Loan Credit Agreement dated December 20, 2013 among ARC Document Solutions, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 24, 2013).

10.45
Consent and Amendment No. 1 to Credit Agreement dated June 27, 2013 by and among ARC Document Solutions, Inc., ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent, Wells Fargo Finance Capital Corporation Canada, as Canadian agent, and the lenders named therein.*

10.46
Consent and Amendment No. 2 to Credit Agreement dated December 20, 2013 by and among ARC Document Solutions, Inc., ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent, Wells Fargo Finance Capital Corporation Canada, as Canadian agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 24, 2013).

10.47	Letter Amendment, dated March 13, 2014, by and between ARC Document Solutions, Inc. and Mr. Kumarakulasingam Suriyakumar.*^

10.48	Amended and Restated Employment Agreement, dated March 13, 2014, between ARC Document Solutions, Inc. and Mr. Kumarakulasingam.*^

21.1	List of Subsidiaries.*

Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC DOCUMENT SOLUTIONS, INC.

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer
Date: March 14, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2014

/s/ JOHN E.D. TOTH John E.D. Toth	Chief Financial Officer, Secretary (Principal Financial Officer)	March 14, 2014

/s/ JORGE AVALOS Jorge Avalos	Chief Accounting Officer (Principal Accounting Officer)	March 14, 2014

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 14, 2014

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	March 14, 2014

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 14, 2014

/s/ JAMES F. MCNULTY James F. McNulty	Director	March 14, 2014

/s/ MARK W. MEALY Mark W. Mealy	Director	March 14, 2014

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARC Document Solutions, Inc.
Walnut Creek, California
We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARC Document Solutions, Inc. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 14, 2014

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$27,362	$28,021
Accounts receivable, net of allowances for accounts receivable of $2,517 and $2,634	56,328	51,855
Inventories, net	14,047	14,251
Deferred income taxes	356	—
Prepaid expenses	4,324	3,277
Other current assets	4,013	6,819
Total current assets	106,430	104,223
Property and equipment, net of accumulated depreciation of $206,636 and $197,830	56,181	56,471
Goodwill	212,608	212,608
Other intangible assets, net	27,856	34,498
Deferred financing fees, net	3,242	4,219
Deferred income taxes	1,186	1,246
Other assets	2,419	2,574
Total assets	$409,922	$415,839
Liabilities and Equity
Current liabilities:
Accounts payable	$23,363	$21,215
Accrued payroll and payroll-related expenses	11,497	6,774
Accrued expenses	21,365	22,321
Current portion of long-term debt and capital leases	21,500	13,263
Total current liabilities	77,725	63,573
Long-term debt and capital leases	198,228	209,262
Deferred income taxes	31,667	28,936
Other long-term liabilities	3,163	3,231
Total liabilities	310,783	305,002
Commitments and contingencies (Note 8)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,365 and 46,274 shares issued and 46,320 and 46,262 shares outstanding	46	46
Additional paid-in capital	105,806	102,510
Retained (deficit) earnings	(14,628)	695
Accumulated other comprehensive income	634	689
	91,858	103,940
Less cost of common stock in treasury, 45 and 12 shares	168	44
Total ARC Document Solutions, Inc. stockholders’ equity	91,690	103,896
Noncontrolling interest	7,449	6,941
Total equity	99,139	110,837
Total liabilities and equity	$409,922	$415,839
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Service sales	$355,358	$350,260	$368,213
Equipment and supplies sales	51,837	55,858	54,519
Total net sales	407,195	406,118	422,732
Cost of sales	272,858	282,599	288,434
Gross profit	134,337	123,519	134,298
Selling, general and administrative expenses	96,800	93,073	101,315
Amortization of intangible assets	6,612	11,035	18,715
Goodwill impairment	—	16,707	65,444
Restructuring expense	2,544	3,320	—
Income (loss) from operations	28,381	(616)	(51,176)
Other income	(106)	(100)	(103)
Loss on extinguishment of debt	16,339	—	—
Interest expense, net	23,737	28,165	31,104
Loss before income tax provision	(11,589)	(28,681)	(82,177)
Income tax provision	2,986	2,784	50,931
Net loss	(14,575)	(31,465)	(133,108)
(Income) loss attributable to noncontrolling interest	(748)	(503)	21
Net loss attributable to ARC Document Solutions, Inc. shareholders	$(15,323)	$(31,968)	$(133,087)

Loss per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.33)	$(0.70)	$(2.93)
Diluted	$(0.33)	$(0.70)	$(2.93)
Weighted average common shares outstanding:
Basic	45,856	45,668	45,401
Diluted	45,856	45,668	45,401
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(14,575)	$(31,465)	$(133,108)
Other comprehensive income, net of tax
Foreign currency translation adjustments	190	345	449
Amortization of derivative, net of tax effect of $0, $1,285 and $2,127	—	2,154	3,565
Other comprehensive income, net of tax	190	2,499	4,014
Comprehensive loss	(14,385)	(28,966)	(129,094)
Comprehensive income attributable to noncontrolling interest	993	553	212
Comprehensive loss income attributable to ARC Document Solutions, Inc. shareholders	$(15,378)	$(29,519)	$(129,306)
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2010	45,736	$46	$96,251	$173,459	$(5,541)	$(7,709)	$6,176	$262,682
Stock-based compensation	470		4,271					$4,271
Issuance of common stock under Employee Stock Purchase Plan	12		50					$50
Stock options exercised	17		108					$108
Tax benefit from stock-based compensation, net of tax deficiency	—		(952)					$(952)
Retirement of 447 treasury shares	—		—	(7,709)		7,709		$—
Comprehensive loss			—	(133,087)	3,781	—	212	$(129,094)
Balance at December 31, 2011	46,235	$46	$99,728	$32,663	$(1,760)	$—	$6,388	$137,065
Stock-based compensation	6		1,999					1,999
Issuance of common stock under Employee Stock Purchase Plan	6		28					28
Stock options exercised	15		79					79
Tax benefit from stock-based compensation, net of tax deficiency			676					676
Treasury shares	12		—			(44)		(44)
Comprehensive loss			—	(31,968)	2,449	—	553	(28,966)
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	41		3,207		—			3,207
Issuance of common stock under Employee Stock Purchase Plan	6		30		—			30
Stock options exercised	11		59					59
Treasury shares	33		—		—	(124)		(124)
Dividends paid to noncontrolling interest			—		—	—	(485)	(485)
Comprehensive loss			—	(15,323)	(55)	—	993	(14,385)
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(14,575)	$(31,465)	$(133,108)
Adjustments to reconcile net loss to net cash provided by operating activities:
Allowance for accounts receivable	636	456	1,034
Depreciation	28,133	28,487	29,161
Amortization of intangible assets	6,612	11,035	18,715
Amortization of deferred financing costs	1,098	1,088	887
Amortization of bond discount	671	611	549
Goodwill impairment	—	16,707	65,444
Stock-based compensation	3,207	1,999	4,271
Deferred income taxes	(4,909)	(6,433)	673
Deferred tax valuation allowance	7,277	9,750	68,546
Restructuring expense, non-cash portion	244	2,379	—
Amortization of derivative, net of tax effect	—	2,154	3,565
Loss on early extinguishment of debt	16,339	—	—
Other non-cash items, net	(323)	321	(417)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(5,133)	2,533	(2,582)
Inventory	376	(3,005)	(1,170)
Prepaid expenses and other assets	1,966	1,032	(453)
Accounts payable and accrued expenses	5,179	(97)	(5,947)
Net cash provided by operating activities	46,798	37,552	49,168
Cash flows from investing activities
Capital expenditures	(18,191)	(20,348)	(15,553)
Payments for businesses acquired, net of cash acquired and including other cash payments associated with the acquisitions	—	—	(823)
Payment for swap transaction	—	—	(9,729)
Other	741	323	923
Net cash used in investing activities	(17,450)	(20,025)	(25,182)
Cash flows from financing activities
Proceeds from stock option exercises	59	79	108
Proceeds from issuance of common stock under Employee Stock Purchase Plan	30	28	62
Share repurchases, including shares surrendered for tax withholding	(124)	—	—
Proceeds from borrowings on long-term debt agreements	196,402	—	—
Payments of debt extinguishment costs	(11,330)	—	—
Early extinguishment of long-term debt	(200,000)	—	—
Payments on long-term debt agreements and capital leases	(12,379)	(15,601)	(25,179)
Net (repayments) borrowings under revolving credit facilities	(237)	1,266	701
Payment of deferred financing costs	(2,220)	(839)	(799)
Dividends paid to noncontrolling interest	(485)	—	—
Net cash used in financing activities	(30,284)	(15,067)	(25,107)
Effect of foreign currency translation on cash balances	277	124	265
Net change in cash and cash equivalents	(659)	2,584	(856)
Cash and cash equivalents at beginning of period	28,021	25,437	26,293
Cash and cash equivalents at end of period	$27,362	$28,021	$25,437
Supplemental disclosure of cash flow information:
Cash paid for interest	22,873	23,277	25,215
Income taxes (received) paid, net	(3,345)	(122)	(13,488)
Noncash financing activities:
Capital lease obligations incurred	$10,399	$10,047	$10,678
Liabilities in connection with deferred financing costs	$433	$—	$107
Liabilities in connection with the acquisition of businesses	$—	$—	$548
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) is a leading document solutions company serving businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry. ARC offers a variety of services including: Onsite Services, Digital Services, Color Services, and Traditional Reprographics Services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
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
Risk and Uncertainties
The Company generates the majority of its revenue from sales of services and products to customers in the AEC industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. Reduced activity (relative to historic levels) in the AEC industry would diminish demand for some of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s operations in China, held $15.1 million of the Company’s cash and cash equivalents as of December 31, 2013. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 4% of net sales during the years ended December 31, 2013, 2012 and 2011.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 31%, 31% and 32% for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2013, 2012 and 2011 comprised approximately 36%, 34%, and 37% respectively, of the Company’s total purchases of inventory and supplies.

Allowance for Doubtful Accounts
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2013, 2012, and 2011 the Company recorded expenses of $0.6 million, $0.5 million and $1.0 million, respectively, related to the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2013 and 2012, the reserves for inventory obsolescence was $0.9 million and $1.1 million, respectively.
Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods.

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination.
As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes) that a valuation allowance was needed. As of December 31, 2013 and 2012, the valuation allowance against certain deferred tax assets was $85.6 million and $78.3 million, respectively.

In future quarters the Company will continue to evaluate its historical results for the preceding twelve quarters and its future projections to determine whether the Company will generate sufficient taxable income to utilize its deferred tax assets, and whether a partial or full valuation allowance is still required. Should the Company generate sufficient taxable income, however, a portion or all of the then current valuation allowance may be reversed.

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

The amount of taxable income or loss the Company reports to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. The Company's estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on its tax return. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company report tax-related interest and penalties as a component of income tax expense.
The Company’s effective income tax rate differs from the statutory tax rate primarily due to the valuation allowance on the Company’s deferred tax assets, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, and other discrete items. See Note 9 “Income Taxes” for further information.
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

The Company accounts for computer software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 6 “Property and Equipment”) includes $0.3 million and $0.6 million of capitalized software development costs as of December 31, 2013 and 2012, respectively, net of accumulated amortization of $17.5 million and $17.1 million as of December 31, 2013 and 2012, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.3 million, $0.5 million and $0.9 million during the years ended December 31, 2013, 2012 and 2011, respectively.
Impairment of Long-Lived Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the divisional level, which is the reporting unit level.
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
The reporting units of the Company have been negatively affected by the decline in the Company’s sales. Before assessing the Company’s goodwill for impairment, the Company evaluated, as described above, the long-lived assets in its reporting units for impairment in 2013, 2012 and 2011. Based on these assessments, there were no long-lived asset impairments in 2013, 2012 or 2011.
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are capitalized as incurred and amortized based on the effective interest method for the Company's borrowings under its Term Loan Credit Agreement and on the straight line method for the Company’s $40.0 million revolving credit agreement, as amended (the “2012 Credit Agreement”). At December 31, 2013 and 2012, the Company had deferred financing costs of $3.2 million and $4.2 million, respectively, net of accumulated amortization of $0.5 million and $1.9 million, respectively.
In 2013, the Company added $2.7 million of deferred financing costs related to its Term Loan Credit Agreement and to the amendment to the Company's 2012 Credit Agreement. In addition, the Company wrote off $2.5 million of deferred financing costs due to the extinguishment, in full, of its 10.5% senior secured notes and the amendment to the Company's 2012 Credit Agreement.
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
Derivative Financial Instruments
As of December 31, 2013 the Company was not party to any derivative or hedging transactions.
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

Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $12.9 million and $13.7 million as of December 31, 2013 and 2012, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2013 for borrowings under its Term Loan Credit Agreement and other notes payable is $200.0 million and $0.4 million, respectively. The Company has determined the fair value of its borrowings under its Term Loan Credit Agreement and other notes payable is $200.0 million and $0.4 million, respectively, as of December 31, 2013.
Interest rate hedge agreements: The fair value of the interest rate swap was based on market interest rates using a discounted cash flow model and an adjustment for counterparty risk. See Note 13 “Fair Value Measurements” for further information.
Insurance Liability
The Company maintains a high deductible insurance policy for a significant portion of its risks and associated liabilities with respect to workers’ compensation. The Company’s deductible is $250 thousand per individual. The accrued liabilities associated with this program are based on the Company’s estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to the Company, as of the balance sheet date. The Company’s estimated liability is not discounted and is based upon an actuarial report obtained from a third party. The actuarial report uses information provided by the Company’s insurance brokers and insurers, combined with the Company’s judgments regarding a number of assumptions and factors, including the frequency and severity of claims, claims development history, case jurisdiction, applicable legislation, and the Company’s claims settlement practices.
The Company is self-insured for healthcare benefits, with a stop-loss at $250 thousand per individual. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s results could be materially affected by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends.
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
The Company has established contractual pricing for certain large national customer accounts (“Global Solutions”). These contracts generally establish uniform pricing at all operating segments for Global Solutions. Revenues earned from the Company’s Global Solutions are recognized in the same manner as non-Global Solutions revenues.
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $12.1 million, $12.9 million, and $14.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from membership fees are recognized over the term of the membership agreement. Revenues from software licensing activities and membership revenues comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2013, 2012 and 2011.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.
Comprehensive Income (Loss)
The Company’s comprehensive loss includes foreign currency translation adjustments and the amortized fair value of the company's previous swap transaction, net of taxes. The Amended Swap Transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Company’s previous credit agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion was stored in other comprehensive income and was amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2013	2012	2011
Service Sales
Traditional Reprographics	$116,673	$126,785	$145,449
Color	83,601	79,080	84,062
Digital	33,534	35,578	38,020
Subtotal	233,808	241,443	267,531
Onsite Services(1)	121,550	108,817	100,682
Total services sales	355,358	350,260	368,213
Equipment and Supplies Sales	51,837	55,858	54,519
Total net sales	$407,195	$406,118	$422,732

(1)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States have been small but growing. See table below for revenues and long-lived assets, net, attributable to the Company’s U.S. operations and foreign operations.

	Year Ended December 31,
	2013			2012			2011
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$354,995	$52,200	$407,195	$353,763	$52,355	$406,118	$378,705	$44,027	$422,732
Long-lived assets, net	$292,290	$10,016	$302,306	$299,426	$10,944	$310,370	$325,795	$10,397	$336,192

Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $1.4 million, $1.5 million, and $1.7 million during the years ended December 31, 2013, 2012 and 2011, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
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
Total stock-based compensation for the years ended December 31, 2013, 2012 and 2011, was $3.2 million, $2.0 million and $4.3 million, respectively and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, the excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.
The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2013, 2012 and 2011, was $1.57, $2.97 and $4.43 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the years ended December 31, 2013 and 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions used:
Risk free interest rate	1.36%	1.17%	2.01%
Expected volatility	59.7%	54.8%	48.1%
Expected dividend yield	—%	—%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2013, 2012 and 2011 was 7.0 years, 7.1 years and 6.9 years, respectively.
For fiscal years 2013, 2012 and 2011, expected stock price volatility is based on a the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 3% in 2013, 2% in 2012 and 0% in 2011. The Company’s assumed forfeiture rate is based on the historical forfeiture rate for employees at similar levels in the Company. The Company reviews its forfeiture rate at least on an annual basis.
As of December 31, 2013, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $4.8 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.
For additional information, see Note 10 “Employee Stock Purchase Plan and Stock Option Plan.”
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology and are expensed as incurred. In total, research and development amounted to $5.5 million, $5.4 million and $4.9 million during the fiscal years ended December 31, 2013, 2012 and 2011, respectively.
Noncontrolling Interest
The Company accounted for its investment in UNIS Document Solutions Co. Ltd., (“UDS”) under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS is consolidated in the Company’s financial statements from the date of commencement. Noncontrolling interest, which represents the 35 percent non-controlling interest in UDS, is reflected on the Company’s Consolidated Financial Statements.
Sales Taxes

The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share are computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 2.1 million, 2.3 million and 2.2 million common stock options excluded as their effect would have been anti-dilutive for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted earnings per common share were calculated as follows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average common shares outstanding during the period — basic	45,856	45,668	45,401
Effect of dilutive stock options	—	—	—
Weighted average common shares outstanding during the period — diluted	45,856	45,668	45,401
Recent Accounting Pronouncements
In March 2013, the FASB issued Accounting Standards Update (“ASU”) 2013-05. The new guidance covers the accounting for a cumulative translation adjustment on the parent entity upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 will be effective beginning January 1, 2014. The Company does not anticipate the adoption to materially impact the Company’s Consolidated Financial Statements.
In February 2013, the FASB issued ASU 2013-02. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of accumulated other comprehensive income. The adoption of ASU 2013-02 had no impact to the Company’s Consolidated Financial Statements.

3. RESTRUCTURING EXPENSES
To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. As of December 31, 2013, the restructuring plan included the closure or downsizing of 56 of the Company’s service centers, which represented more than 25% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as Onsite Services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce.
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. The Company’s restructuring efforts included service center closures in both 2012 and 2013. For the twelve months ended December 31, 2013, the Company closed or downsized 23 service center locations, in addition to 33 service center locations in 2012.
The following table summarizes restructuring expenses incurred in 2013 and 2012:

	Year Ended December 31,
	2013	2012
Employee termination costs	$15	$784
Estimated lease termination and obligation costs	1,803	2,168
Other restructuring expenses	726	368
Total restructuring expenses	$2,544	$3,320
The changes in the restructuring liability from December 31, 2011 through December 31, 2013 are summarized as follows:

Balance, December 31, 2011	$—
Restructuring expenses	3,320
Payments	(940)
Adjustments	(81)
Balance, December 31, 2012	$2,299
Restructuring expenses	2,544
Payments	(4,304)
Balance, December 31, 2013	$539

4. ACQUISITIONS
During 2013 or 2012, the Company had no business acquisitions.
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
Certain acquisition agreements entered into by the Company contain earnout agreements which provide for additional consideration (Earnout Payments) to be paid to the former owners if the acquired entity’s results of operations, or sales, exceed certain targeted levels measured on an annual basis generally three years after the acquisition. The earnout provisions generally contain limits on the amount of Earnout Payments that may be payable over the term of the agreement. The Company’s estimate of the aggregate amount of additional consideration that may be payable over the terms of the earnout agreements subsequent to December 31, 2013 is approximately $1.8 million.

5. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS
In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At December 31, 2013, the Company assessed goodwill for impairment and determined that goodwill was not impaired.
At September 30, 2012, absent the fact that the Company assesses goodwill for impairment annually as of September 30, the Company determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) the Company’s underperformance relative to its plan in the third quarter of 2012, (2) the performance against plan of reporting units which previously had goodwill impairment, (3) the economic environment, and (4) the continued

decrease in large and small format printing at the Company’s service centers, which the Company management believes is partly due to customers’ increasing adoption of technology. The Company’s analysis indicated that seven of its 27 reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million. Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the fourth quarter of 2013 that would require an additional impairment test.
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
At September 30, 2011, the results of the Company’s analysis indicated that nine of its 37 reporting units, eight in the United States and one in Canada, had a goodwill impairment. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2011 to reduce the carrying value of goodwill by $42.1 million. Given the increased uncertainty in the timing of the recovery of the construction industry, and the increased uncertainty in the economy as a whole, as well as the significant decline in the price of the Company’s senior notes (resulting in a higher yield) and a decline of the Company’s stock price during the third quarter of 2011, the Company concluded that it was appropriate to increase the estimated weighted average cost of capital (“WACC”) of its reporting units as of September 30, 2011. The increase in the Company’s WACC was the main driver in the decrease in the estimated fair value of reporting units during the third quarter of 2011, which in turn resulted in the goodwill impairment.
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
The changes in the carrying amount of goodwill from January 1, 2012 through December 31, 2013 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2012	$405,558	$176,243	$229,315
Additions	—	—	—
Goodwill impairment	—	16,707	(16,707)
December 31, 2012	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	—	—
December 31, 2013	$405,558	$192,950	$212,608
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s North American operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. There was no related impact for the year ended December 31, 2013. The impact of this change for the twelve months ended December 31, 2012 was an increase in amortization expense of approximately $3.2 million. Trade names were amortized using the straight-line method. The Company retired the original North American trade names in April 2012.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2013 and December 31, 2012 which continue to be amortized:

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,775	$70,495	$27,280	$97,926	$64,024	$33,902
Trade names and trademarks	20,375	19,799	576	20,350	19,754	596
	$118,150	$90,294	$27,856	$118,276	$83,778	$34,498
Based on current information, estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2014	$5,755
2015	5,213
2016	4,513
2017	3,998
2018	3,631
Thereafter	4,746
$27,856
6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2013	2012
Machinery and equipment	$241,626	$231,879
Buildings and leasehold improvements	17,255	18,182
Furniture and fixtures	3,936	4,240
	262,817	254,301
Less accumulated depreciation	(206,636)	(197,830)
	$56,181	$56,471
Depreciation expense was $28.1 million, $28.5 million, and $29.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The two facilities that the Company owns are subject to liens under its credit facility.

7. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2013	2012
10.5% senior notes due 2016, net of bond discount of $0 and $3,148	$—	$196,852
Term loan credit agreement maturing 2018, net of original issue discount of $4,000; 6.25% interest rate at December 31, 2013	196,000	—
Various capital leases; weighted average interest rate of 7.5% at December 31, 2013 and 2012; principal and interest payable monthly through December 2018	21,516	23,445
Borrowings from foreign revolving credit facilities; 0.6% interest rate at December 31, 2013 and 2012	1,811	1,985
Various other notes payable with a weighted average interest rate of 6.4% and 6.0% at December 31, 2013 and 2012, respectively; principal and interest payable monthly through June 2016	401	243
	219,728	222,525
Less current portion	(21,500)	(13,263)
	$198,228	$209,262
10.5% Senior Notes
On December 1, 2010, the Company completed a private placement of 10.5% senior unsecured notes due 2016 (the “Notes”). During the third and fourth quarters of 2013, the Company repurchased $12.3 million in aggregate principal amount of the Notes in the open market using available cash. In December 2013 the Company commenced a cash tender offer and consent solicitation for all of the remaining outstanding Notes and accepted for payment all Notes that were validly tendered, followed by a redemption of all Notes which remained outstanding following the tender offer. In addition, the Company discharged all of its obligations under the indenture governing the Notes by causing to be delivered a notice of redemption to holders of the remaining outstanding Notes and the Company deposited funds sufficient to pay and discharge all remaining indebtedness on the Notes, including accrued and unpaid interest. The purchase and redemption of the Notes resulted in a loss on early extinguishment of debt of $16.3 million in 2013.
Term Loan Credit Agreement

On December 20, 2013, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) among the Company, as borrower, JPMorgan Chase Bank., N.A, as administrative agent and as collateral agent, and the lenders party thereto.

The credit facility provided under the Term Loan Credit Agreement consists of an initial term loan facility of $200.0 million the entirety of which was disbursed in order to pay for the purchase of the Notes that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption. The Company has the right to request increases to the aggregate amount of term loans by an amount not to exceed $50.0 million in the aggregate.

By refinancing the Notes with this Term Loan Credit Agreement, the Company was able to reduce the effective interest rate on its long-term debt from 10.5% (or $21.0 million of interest per year on $200.0 million of principal) to 6.25% (or $12.5 million of interest per year on $200.0 million of principal). In addition, it moved the principal portion of the Company's long-term debt into a structure that is efficiently pre-payable without a premium. This allows the Company to use its cash flow to efficiently deliver value to the Company.

The Term Loan Credit Agreement maturity date, with respect to the initial $200.0 million term loan, is December 20, 2018. Under the Term Loan Credit Agreement, the Company is required to make regularly scheduled principal payments of $2.5 million each quarter, with all remaining unpaid principal due at maturity.

The term loan extended under the Term Loan Credit Agreement can be maintained in different tranches consisting of Eurodollar loans or as base rate loans. It is expected that the borrowings under the Term Loan Credit Agreement will be maintained in Eurodollars and therefore will bear interest, for any interest period, at a rate per annum equal to (i) the higher of (A) the LIBOR rate for U.S. dollar deposits for a period equal to the applicable interest period as determined by the administrative agent in accordance with the Term Loan Credit Agreement and (B) with respect to the initial term loans only, 1.00%, plus (ii) an applicable margin of 5.25%

The Company will pay certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
In accordance with the Term Loan Credit Agreement, the Company is required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, the Company is required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii)4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. The Company was in compliance with the Term Loan Credit Agreement covenants as of December 31, 2013.

Subject to certain exceptions, the term loan extended under the Term Loan Credit Agreement is subject to customary mandatory prepayments provisions with respect to: the net cash proceeds from certain asset sales; the net cash proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Term Loan Credit Agreement); a portion (with stepdowns based upon the achievement of a financial covenant linked to the total leverage ratio) of annual excess cash flow of the Company and certain of its subsidiaries, and with such required prepayment amount to be reduced dollar-for-dollar by the amount of voluntary prepayments of term loans made with internally generated funds; and, the net cash proceeds in excess of a certain amount from insurance recovery (other than business interruption insurance) and condemnation events of the Company and certain of its subsidiaries, subject to certain reinvestment rights.

The Term Loan Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and certain of its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; engage in mergers or other fundamental changes; sell certain property or assets; pay dividends of other distributions; consummate acquisitions; make investments, loans and advances; prepay certain indebtedness; change the nature of their business; engage in certain transactions with affiliates; and, incur restrictions on the ability of the Company’s subsidiaries to make distributions, advances and asset transfers. In addition, under the Term Loan Credit Agreement the Company will be required to comply with a specific leverage ratio and a minimum interest coverage ratio.

The Term Loan Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; material inaccuracy of a representation or warranty when made; failure to perform or observe covenants; cross-default to other material indebtedness; bankruptcy and insolvency events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation; and a change of control.

The obligations of the Company under the Term Loan Credit Agreement are guaranteed by each United States domestic subsidiary of the Company. The Term Loan Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Senior Secured Credit Facilities or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the Company’s and each guarantor’s assets (subject to certain exceptions), except that such lien is second priority in the case of inventory, receivables and related assets that are subject to a first priority security interest under the 2012 Credit Agreement (as defined below).

2012 Credit Agreement
On January 27, 2012, the Company entered into a new Credit Agreement (the “2012 Credit Agreement”). The 2012 Credit Agreement was amended on December 20, 2013 in connection with the Company's entry int o the Term Loan Credit Agreement for the principal purpose of making the 2012 Credit Agreement consistent with the Term Loan Credit Agreement. The 2012 Credit Agreement, as amended, provides revolving loans in an aggregate principal amount not to exceed $40.0 million with a Canadian sublimit of $5.0 million, based on inventory and accounts receivable of the Company’s subsidiaries organized in the US ("United States Domestic Subsidiaries") and Canada (“Canadian Domestic Subsidiaries”) that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of January 27, 2017.
Amounts borrowed in US dollars under the 2012 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to LIBOR plus the LIBOR Rate Margin (as defined in the 2012 Credit Agreement), which may range from 1.75% to 2.25%, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). All other amounts borrowed in US dollars that are not LIBOR loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds rate plus 0.5%, (B) the LIBOR rate (calculated based upon an interest period of three months and determined on a daily basis), plus 1.0% per annum, and (C) the rate of interest announced, from time to time, within Wells Fargo Bank, National Association at its principal office in San Francisco as its “prime rate,” plus (ii) the Base Rate Margin (as defined in the 2012 Credit Agreement), which may range from 0.75% to 1.25%, based on Average Daily Net Availability (as defined in the 2012 Credit Agreement). Amounts borrowed in Canadian dollars bear interest at a per annum rate equal to the Canadian Base Rate (as defined in the 2012 Credit Agreement) plus the LIBOR Rate Margin, which may range from 1.75% to 2.25%, based on Average Daily Net Availability.
The 2012 Credit Agreement contains various loan covenants that restrict the Company’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the Company’s business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $8.0 million, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0. The Company’s obligations under the 2012 Credit Agreement are secured by substantially all of the Company’s and its United States Domestic Subsidiaries’ assets. The Company's United States Domestic Subsidiaries have also guaranteed all of the Company’s obligations under the 2012 Credit Agreement. The obligations of the Company’s Canadian Domestics Subsidiaries which are borrowers under the 2012 Credit Agreement are secured by substantially all of the assets the Company’s Canadian Domestic Subsidiaries.
As of and during the year December 31, 2013, the Company did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of December 31, 2013, based on inventory and accounts receivable of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $39.7 million; however, outstanding standby letters of credit issued under the 2012 Credit Agreement totaling $2.5 million further reduced the Company’s borrowing availability under the 2012 Credit Agreement to $37.2 million as of December 31, 2013.
Foreign Credit Agreement
In the third quarter of 2013, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of December 31, 2013. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.
Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2013 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2014	$12,013	$9,487
2015	10,139	6,144
2016	10,060	3,634
2017	10,000	1,784
2018	160,000	467
Thereafter	—	—
	$202,212	$21,516

8. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under noncancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2013:

	Third Party	Related Party	Total
Year ending December 31:
2014	$17,619	$43	$17,662
2015	13,026	—	13,026
2016	8,480	—	8,480
2017	5,118	—	5,118
2018	2,196	—	2,196
Thereafter	366	—	366
	$46,805	$43	$46,848
Total rent expense under operating leases, including month-to-month rentals, amounted to $24.1 million, $26.3 million, and $28.0 million during the years ended December 31, 2013, 2012 and 2011, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
The Company leases several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through March 2014. Rental expense on these facilities amounted to $0.9 million, $1.1 million and $1.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.
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
On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. A continued hearing on the motion for preliminary approval of the settlement will be held on March 19, 2014. The Company recorded a liability of $0.9 million as of December 31, 2013 related to the claim, which represents management's best estimate of the probable outcome based on information available. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
9. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and local income taxes related to the Company’s total earnings before taxes for 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$—	$59	$(16,449)
State	264	370	353
Foreign	354	322	48
	618	751	(16,048)
Deferred:
Federal	1,898	1,356	57,249
State	869	489	8,321
Foreign	(399)	188	1,409
	2,368	2,033	66,979
Income tax provision	$2,986	$2,784	$50,931
The Company's foreign earnings (losses) before taxes was $2.3 million, $2.9 million and ($1.2) million for 2013, 2012 and 2011.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2013	2012
Deferred tax assets:
Financial statement accruals not currently deductible	$3,980	$3,641
Deferred revenue	418	617
State taxes	162	69
Fixed assets	6,408	5,079
Goodwill and other identifiable intangibles	32,111	38,015
Stock-based compensation	6,061	6,040
Federal tax net operating loss carryforward	31,817	21,237
State tax net operating loss carryforward, net	4,584	3,145
State tax credits, net	942	942
Foreign tax credit carryforward	249	—
Foreign tax net operating loss carryforward	361	721
Gross deferred tax assets	87,093	79,506
Less: valuation allowance	(85,551)	(78,260)
Net deferred tax assets	1,542	1,246

Deferred tax liabilities:
Goodwill and other identifiable intangibles	$(31,667)	$(28,936)
Net deferred tax liabilities	$(30,125)	$(27,690)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	3	1	2
Foreign taxes	4	2	—
Goodwill impairment	—	(8)	(16)
Valuation allowance	(63)	(34)	(83)
Non-deductible expenses and other	(3)	(1)	(1)
Stock-based compensation	(8)	(4)	—
Discrete item for state taxes	8	—	—
Discrete items for other	(2)	(1)	1
Effective income tax rate	(26)%	(10)%	(62)%

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. During 2013 and 2012, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance on certain deferred assets was needed.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.5 million as of December 31, 2013 are considered to be more likely than not to be realized. The valuation allowance of $85.6 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of December 31, 2013 included in other current assets in its consolidated balance sheet primarily related to income tax refunds for prior years under audit.
As of December 31, 2013, the Company had approximately $90.8 million of consolidated federal, $94.4 million of state and $1.4 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2033. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2014 and 2017. The state net operating loss carryforwards expire in varying amounts between 2015 and 2033. The foreign net operating loss carryforwards expire in varying amounts between 2015 and 2033.

Goodwill impairment item represents non-deductible goodwill impairment related to stock acquired in prior years. Non-deductible other items include meals and entertainment and other items that, individually, are not significant.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009. In 2010, the IRS commenced an examination of the Company’s U.S. income tax return for 2008, which was completed in February of 2011. The IRS did not propose any adjustments to the Company’s 2008 U.S. income tax return. In 2011, the IRS commenced an examination of the Company’s 2009 and 2010 U.S. income tax returns. The IRS did not propose any significant adjustments to the Company’s 2009 and 2010 U.S. income tax returns as of December 31, 2013.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2013	2012	2011
Beginning balance at January 1,	$266	$—	$1,549
Additions based on tax positions related to the current year	—	266	—
Reductions based on tax positions related to the prior year	—	—	(1,549)
Reductions for tax positions due to expiration of statute of limitations	—	—	—
Ending balance at December 31,	$266	$266	$—
All of the unrecognized tax benefits, reflected above affected the Company’s effective tax rate. The Company recognized a tax benefit of $1.5 million in 2011 due to the reduction, reflected above.
The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $27 thousand is included in the ASC 740-10, Income Taxes, liability on the Company’s balance sheet as of December 31, 2013 and 2012.
10. EMPLOYEE STOCK PURCHASE PLAN AND STOCK OPTION PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2013, 2012, and 2011 was $5 thousand, $5 thousand and $9 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2013	2012	2011
Shares purchased	6	6	12
Average price per share	$4.90	$4.51	$4.22
Stock Plan
The Company’s Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. At December 31, 2013, 0.8 million shares remain available for grant under the Stock Plan.
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
During the year ended December 31, 2013, the Company granted options to acquire a total of 1.5 million shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’scommon stock on the date of grant.
In 2012 and 2011, the Company granted options to acquire a total of 631 thousand shares and 55 thousand shares, respectively, of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the respective dates of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2013
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2011	2,166	$7.83
Granted	631	$5.35
Exercised	(15)	$5.25
Forfeited/Cancelled	(446)	$5.41
Outstanding at December 31, 2012	2,336	$7.64
Granted	1,508	$2.67
Exercised	(11)	$5.62
Forfeited/Cancelled	(220)	$7.61
Outstanding at December 31, 2013	3,613	$5.57	7.23	$10,600
Vested or expected to vest at December 31, 2013	3,549	$5.57	7.23	$10,300
Exercisable at December 31, 2013	1,671	$8.20	5.18	$1,053
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $27 thousand, $1 thousand and $45 thousand, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2013, and changes during the fiscal year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2012	671	$3.11
Granted	1,508	$1.57
Vested	(219)	$3.08
Forfeited/Cancelled	(18)	$3.05
Non-vested at December 31, 2013	1,942	$1.90
The following table summarizes certain information concerning outstanding options at December 31, 2013:

Range of Exercise Price	Options Outstanding at December 31, 2013
$2.37 – $3.99	1,527
$4.75 – $6.20	791
$8.20 – $9.03	1,245
$23.85 – $35.42	50
$2.37 – $35.42	3,613
Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $50 thousand.
In 2013, the Company granted 15 thousand shares of restricted stock to each of the Company’s six non-employee members of its Board of Directors at a price per share equal to the closing price of the Company’s common stock on the respective dates the restricted stock was granted. The shares of restricted stock granted to the non-employee board members vested on the one-year anniversary of the grant date.
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

A summary of the Company’s non-vested restricted stock as of December 31, 2013, and changes during the fiscal year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value
Non-vested at December 31, 2012	481	$7.70
Granted	92	$3.26
Vested	(208)	$7.22
Forfeited/Cancelled	(20)	$7.57
Non-vested at December 31, 2013	345	$6.83
The Company recognized compensation expense from restricted stock of $3.2 million, $1.6 million and $2.1 million in 2013, 2012 and 2011, respectively.
11. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. During a portion 2009, the Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. In 2013, the Company reinstated the mandatory company contribution. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $50 thousand during the year ended December 31, 2013. The Company did not make any discretionary contributions to its 401(k) plan in 2013, 2012 or 2011.

12. DERIVATIVES AND HEDGING TRANSACTIONS
As of December 31, 2013 the Company was not party to any derivative or hedging transactions.
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
As of December 31, 2013, there is no amount deferred in accumulated other comprehensive income related to any swap transactions.

The following table summarizes the effect of the Amended Swap Transaction on the Consolidated Statements of Operations for the year ended December 31, 2013, 2012 and 2011:

	Amount of Gain or (Loss) Reclassified from AOCL into Income			Amount of Gain or (Loss) Recognized in Income
	(effective portion)			(ineffective portion)
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Location of Loss Reclassified from AOCL into Income
Interest expense	$—	$3,440	$5,691	$—	$—	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2013 and 2012:

	Significant Other Unobservable Inputs December 31,
	2013		2012
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure
Goodwill	$212,608	$—	$212,608	$16,707
Fair value measurements of assets and liabilities are used primarily in the impairment analysis of goodwill using discounted cash flows with Level 3 inputs in the fair value hierarchy. In accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, goodwill was written down to its implied fair value of $212.6 million as of December 31, 2012, resulting in an impairment charge of $16.7 million during the year ended December 31, 2012. See Note 2, “Summary of Significant accounting policies” and Note 5, “Goodwill and other intangibles resulting from business acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

Schedule II
ARC DOCUMENT SOLUTIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2013
Allowance for accounts receivable	$2,634	$636	$(753)	$2,517
Year ended December 31, 2012
Allowance for accounts receivable	$3,309	$456	$(1,131)	$2,634
Year ended December 31, 2011
Allowance for accounts receivable	$4,030	$1,034	$(1,755)	$3,309

(1)	Deductions represent uncollectible accounts written-off net of recoveries.

EXHIBIT INDEX

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.

3.3	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

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

4.5
First Supplemental Indenture dated December 20, 2013 among ARC Document Solutions, Inc., the Guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed on December 24, 2013).

10.1
Credit Agreement, dated as of January 27, 2012, by and among ARC Document Solutions, ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent and Wells Fargo Capital Finance Corporation Canada, as Canadian Agent and the lenders named therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on February 2, 2012).*

10.2
Amended and Restated Guaranty and Security Agreement dated December 20, 2013 by and among ARC Document Solutions, Inc. and the Grantors named therein, and Wells Fargo Bank, National Association, as agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on December 24, 2013).

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

10.42	Form of Indemnification Agreement between ARC Document Solutions, Inc. and each of its Directors and Executive Officers.

10.43	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 13, 2013, between ARC Document Solutions, Inc. and Mr. Rahul K. Roy.^

10.44
Term Loan Credit Agreement dated December 20, 2013 among ARC Document Solutions, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 24, 2013).

10.45
Consent and Amendment No. 1 to Credit Agreement dated June 27, 2013 by and among ARC Document Solutions, Inc., ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent, Wells Fargo Finance Capital Corporation Canada, as Canadian agent, and the lenders named therein.*

10.46
Consent and Amendment No. 2 to Credit Agreement dated December 20, 2013 by and among ARC Document Solutions, Inc., ARC Reprographics Canada Corp., ARC Digital Canada Corp., and Wells Fargo Bank, National Association, as US Agent, Wells Fargo Finance Capital Corporation Canada, as Canadian agent, and the lenders named therein (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 24, 2013).

10.47	Letter Amendment, dated March 13, 2014, by and between ARC Document Solutions, Inc. and Mr. Kumarakulasingam Suriyakumar.*^

10.48	Amended and Restated Employment Agreement, dated March 13, 2014, between ARC Document Solutions, Inc. and Mr. Kumarakulasingam.*^

21.1	List of Subsidiaries.*

Number	Description

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement