Form 10-Q
period 2014-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2014-05-07
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2014, there were 46,684,453 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2014
Table of Contents

PART I—FINANCIAL INFORMATION	4
Item 1. Condensed Consolidated Financial Statements	4
Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (Unaudited)	4
Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013 (Unaudited)	5
Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013 (Unaudited)	6
Condensed Consolidated Statements of Equity for the three months ended March 31, 2014 and 2013 (Unaudited)	7
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 (Unaudited)	8
Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	34
Item 4. Controls and Procedures	34
PART II—OTHER INFORMATION	35
Item 1. Legal Proceedings	35
Item 1A. Risk Factors	35
Item 6. Exhibits	35
Signatures	36
Exhibit Index	37
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$23,993	$27,362
Accounts receivable, net of allowances for accounts receivable of $2,512 and $2,517	59,493	56,328
Inventories, net	16,066	14,047
Deferred income taxes	353	356
Prepaid expenses	4,590	4,324
Other current assets	4,155	4,013
Total current assets	108,650	106,430
Property and equipment, net of accumulated depreciation of $209,649 and $206,636	56,574	56,181
Goodwill	212,608	212,608
Other intangible assets, net	26,316	27,856
Deferred financing fees, net	3,083	3,242
Deferred income taxes	1,222	1,186
Other assets	2,323	2,419
Total assets	$410,776	$409,922
Liabilities and Equity
Current liabilities:
Accounts payable	$22,652	$23,363
Accrued payroll and payroll-related expenses	11,059	11,497
Accrued expenses	23,230	21,365
Current portion of long-term debt and capital leases	19,188	21,500
Total current liabilities	76,129	77,725
Long-term debt and capital leases	197,197	198,228
Deferred income taxes	32,339	31,667
Other long-term liabilities	3,186	3,163
Total liabilities	308,851	310,783
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,684 and 46,365 shares issued and 46,639 and 46,320 shares outstanding	46	46
Additional paid-in capital	107,599	105,806
Retained deficit	(13,232)	(14,628)
Accumulated other comprehensive income	396	634
	94,809	91,858
Less cost of common stock in treasury, 45 shares	168	168
Total ARC Document Solutions, Inc. stockholders’ equity	94,641	91,690
Noncontrolling interest	7,284	7,449
Total equity	101,925	99,139
Total liabilities and equity	$410,776	$409,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2014	2013
Service sales	$88,931	$87,800
Equipment and supplies sales	11,442	12,236
Total net sales	100,373	100,036
Cost of sales	66,439	67,657
Gross profit	33,934	32,379
Selling, general and administrative expenses	26,106	23,773
Amortization of intangible assets	1,498	1,747
Restructuring expense	483	472
Income from operations	5,847	6,387
Other income	(26)	(26)
Interest expense, net	3,913	6,041
Income before income tax provision (benefit)	1,960	372
Income tax provision (benefit)	664	(311)
Net income	1,296	683
Loss (income) attributable to noncontrolling interest	100	(268)
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,396	$415
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average common shares outstanding:
Basic	45,990	45,762
Diluted	46,782	45,791
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income	$1,296	$683
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(303)	(153)
Other comprehensive loss, net of tax	(303)	(153)
Comprehensive income	993	530
Comprehensive (loss) income attributable to noncontrolling interest	(165)	309
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$1,158	$221
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	(10)	—	592	—	—	—	—	592
Comprehensive income:
Net income	—	—	—	415	—	—	268	683
Foreign currency translation adjustments	—	—	—	—	(194)	—	41	(153)
Comprehensive income								530
Balance at March 31, 2013	46,264	$46	$103,102	$1,110	$495	$(44)	$7,250	$111,959

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	142	—	781	—	—	—	—	781
Issuance of common stock under Employee Stock Purchase Plan	3	—	21	—	—	—	—	21
Stock options exercised	174	—	991	—	—	—	—	991
Comprehensive income:
Net income (loss)	—	—	—	1,396	—	—	(100)	1,296
Foreign currency translation adjustments	—	—	—	—	(238)	—	(65)	(303)
Comprehensive income								993
Balance at March 31, 2014	46,684	$46	$107,599	$(13,232)	$396	$(168)	$7,284	$101,925
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows from operating activities
Net income	$1,296	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	147	145
Depreciation	6,995	6,955
Amortization of intangible assets	1,498	1,747
Amortization of deferred financing costs	183	283
Amortization of bond discount	225	165
Stock-based compensation	781	592
Deferred income taxes	1,893	(409)
Deferred tax valuation allowance	(1,289)	20
Restructuring expense, non-cash portion	384	58
Other non-cash items, net	(170)	(114)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(3,435)	(9,183)
Inventory	(2,014)	46
Prepaid expenses and other assets	222	3,709
Accounts payable and accrued expenses	998	7,184
Net cash provided by operating activities	7,714	11,881
Cash flows from investing activities
Capital expenditures	(3,565)	(5,612)
Other	164	357
Net cash used in investing activities	(3,401)	(5,255)
Cash flows from financing activities
Proceeds from stock option exercises	441	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	21	—
Payments on long-term debt agreements and capital leases	(7,963)	(3,332)
Net borrowings (repayments) under revolving credit facilities	402	(1,139)
Payment of deferred financing costs	(457)	—
Net cash used in financing activities	(7,556)	(4,471)
Effect of foreign currency translation on cash balances	(126)	43
Net change in cash and cash equivalents	(3,369)	2,198
Cash and cash equivalents at beginning of period	27,362	28,021
Cash and cash equivalents at end of period	$23,993	$30,219
Supplemental disclosure of cash flow information
Noncash financing activities
Capital lease obligations incurred	$4,088	$1,254
Stock options exercised - unsettled	$550	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) is the nation's leading document solutions provider for the architectural, engineering and construction (“AEC”) industry while also providing document solutions to businesses of all types. ARC offers a variety of services including: Onsite Services, Digital Services, Color Services, and Traditional Reprographics Services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, American Reprographics Company, L.L.C., a California limited liability company, and its subsidiaries.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2013 Form 10-K.
Recent Accounting Pronouncements
In March 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-05. The new guidance covers the accounting for a cumulative translation adjustment on the parent entity upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 had no impact to the Company’s Condensed Consolidated Financial Statements.
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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2014	2013
Service Sales
Traditional reprographics	$28,325	$29,558
Color	21,165	20,905
Digital	8,059	8,361
Subtotal	57,549	58,824
Onsite services(1)	31,382	28,976
Total services sales	88,931	87,800
Equipment and supplies sales	11,442	12,236
Total net sales	$100,373	$100,036

(1)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).
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
As part of the Company’s growth strategy, ARC intends to continue to offer and grow a variety of service offerings that are relatively new to the Company. The success of the Company’s efforts will be affected by its ability to acquire new customers for the Company’s new service offerings, as well as to sell the new service offerings to existing customers. The Company’s inability to successfully market and execute these relatively new service offerings could significantly affect its business and reduce its long term revenue, resulting in an adverse effect on its results of operations and financial condition.
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2014, stock options for 1.2 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three months ended March 31, 2013, stock options for 3.8 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 were calculated using the following common shares:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding—basic	45,990	45,762
Effect of dilutive impact on equity-based compensation awards	792	29
Weighted average common shares outstanding—diluted	46,782	45,791

3. Restructuring Expenses
To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. Restructuring activities associated with the plan concluded in the fourth quarter of 2013. Through December 31, 2013, the restructuring plan included the closure or downsizing of 56 of the Company’s service centers, which represented more than 25% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as Onsite services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce. To date, the Company has incurred $6.3 million of expense related to its restructuring plan.
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. Restructuring expenses for the three months ended March 31, 2014 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Employee termination costs	$—	$11
Estimated lease termination and obligation costs	367	407
Other restructuring expenses	116	54
Total restructuring expenses	$483	$472
The changes in the restructuring liability from December 31, 2013 through March 31, 2014 are summarized as follows:

Three Months Ended March 31, 2014
Balance, December 31, 2013	$539
Restructuring expenses	483
Payments	(303)
Balance, March 31, 2014	$719
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

Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during the first quarter of 2014 that would require an additional impairment test.
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
There was no change to the carrying amount of goodwill from January 1, 2013 through March 31, 2014.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2014 and December 31, 2013 which continue to be amortized:

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$97,690	$71,934	$25,756	$97,775	$70,495	$27,280
Trade names and trademarks	20,368	19,808	560	20,375	19,799	576
	$118,058	$91,742	$26,316	$118,150	$90,294	$27,856
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2014 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2014 (excluding the three months ended March 31, 2014)	$4,238
2015	5,208
2016	4,509
2017	3,994
2018	3,628
Thereafter	4,739
$26,316
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.7 million in relation to pretax income of $2.0 million for the three months ended March 31, 2014. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of March 31, 2014, the Company has a $84.3 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.6 million as of March 31, 2014, which relate to foreign entities, are considered more likely than not to be realized. The valuation allowance of $84.3 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of March 31, 2014 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years.
6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2014	December 31, 2013
Term loan credit agreement maturing 2018, net of original issue discount of $3,775 and $4,000; 6.25% interest rate at March 31, 2014 and December 31, 2013, respectively.	$191,225	$196,000
Various capital leases; weighted average interest rate of 7.3% and 7.5% at March 31, 2014 and December 31, 2013, respectively; principal and interest payable monthly through November 2019	22,623	21,516
Borrowings from foreign revolving credit facilities; 0.6% interest rate at March 31, 2014 and December 31, 2013	2,194	1,811
Various other notes payable with a weighted average interest rate of 6.4% at March 31, 2014 and December 31, 2013; principal and interest payable monthly through June 2016	343	401
	216,385	219,728
Less current portion	(19,188)	(21,500)
	$197,197	$198,228

Term Loan Credit Agreement

On December 20, 2013, the Company entered into a Term Loan Credit Agreement (the “Term Loan Credit Agreement”) among the Company, as borrower, JPMorgan Chase Bank., N.A, as administrative agent and as collateral agent, and the lenders party thereto.

The credit facility provided under the Term Loan Credit Agreement consists of an initial term loan facility of $200.0 million , the entirety of which was disbursed in order to pay for the purchase of the Company's then outstanding 10.5% senior unsecured notes due 2016 (the “Notes”) that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption. The Company has the right to request increases to the aggregate amount of term loans by an amount not to exceed $50.0 million in the aggregate.

By refinancing the Notes with this Term Loan Credit Agreement, the Company was able to reduce the effective interest rate on its long-term debt from 10.5% (or $21.0 million of interest per year on $200.0 million of principal) to 6.25% (or $12.5 million of interest per year on $200.0 million of principal). In addition, it moved the principal portion of the Company's long-term debt into a structure that is efficiently pre-payable without a premium. This allows the Company to use its cash flow to efficiently deliver value to the Company's stockholders.

The Term Loan Credit Agreement maturity date, with respect to the initial $200.0 million term loan, is December 20, 2018. Under the Term Loan Credit Agreement, the Company is required to make regularly scheduled principal payments of $2.5 million each quarter, with all remaining unpaid principal due at maturity. During the three months ended March 31, 2014, the Company made its scheduled principal payment of $2.5 million and voluntarily prepaid its $2.5 million scheduled principal payment due June 30, 2014.

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
In accordance with the Term Loan Credit Agreement, the Company is required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, the Company is required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. The Company was in compliance with the Term Loan Credit Agreement covenants as of March 31, 2014.

Subject to certain exceptions, the term loan extended under the Term Loan Credit Agreement is subject to customary mandatory prepayment provisions with respect to: the net cash proceeds from certain asset sales; the net cash proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Term Loan Credit Agreement); a portion (with stepdowns based upon the achievement of a financial covenant linked to the total leverage ratio) of annual excess cash flow of the Company and certain of its subsidiaries, and with such required prepayment amount to be reduced dollar-for-dollar by the amount of voluntary prepayments of term loans made with internally generated funds; and, the net cash proceeds in excess of a certain amount from insurance recovery (other than business interruption insurance) and condemnation events of the Company and certain of its subsidiaries, subject to certain reinvestment rights.

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
2012 Credit Agreement
On January 27, 2012, the Company entered into a Credit Agreement (the “2012 Credit Agreement”). The 2012 Credit Agreement was amended on December 20, 2013 in connection with the Company's entry into the Term Loan Credit Agreement for the principal purpose of making the 2012 Credit Agreement consistent with the Term Loan Credit Agreement. The 2012 Credit Agreement, as amended, provides revolving loans in an aggregate principal amount not to exceed $40.0 million with a Canadian sublimit of $5.0 million, based on inventory and accounts receivable of the Company’s subsidiaries organized in the US ("United States Domestic Subsidiaries") and Canada ("Canadian Domestic Subsidiaries") that meet certain eligibility criteria. The 2012 Credit Agreement has a maturity date of January 27, 2017.

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

The 2012 Credit Agreement contains various loan covenants that restrict the Company’s ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of the Company’s business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $8.0 million, the Company is required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0. The Company’s obligations under the 2012 Credit Agreement are secured by substantially all of the Company’s and its United States Domestic Subsidiaries’ assets. The Company's United States Domestic Subsidiaries have also guaranteed all of the Company’s obligations under the 2012 Credit Agreement. The obligations of the Company’s Canadian Domestics Subsidiaries which are borrowers under the 2012 Credit Agreement are secured by substantially all of the assets of the Company’s Canadian Domestic Subsidiaries.
As of and during the three months ended March 31, 2014, the Company did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of March 31, 2014, based on inventory and accounts receivable of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $40.0 million. Standby letters of credit totaling $2.5 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $37.5 million as of March 31, 2014.
Foreign Credit Agreement
In the third quarter of 2013, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of March 31, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.

Other Notes Payable
Includes notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2014, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company awaits court approval of the settlement. The Company recorded a liability of $0.9 million as of March 31, 2014 related to the claim, which represents management's best estimate of the probable outcome based on information available. The case remains unresolved as of March 31, 2014. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
8. Stock-Based Compensation
The Company’s 2005 Stock Plan (the “Stock Plan”) provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock purchase awards, restricted stock awards, and restricted stock units to employees, directors and consultants of the Company. The Stock Plan authorizes the Company to issue up to 5.0 million shares of common stock. This amount automatically increased annually on the first day of the Company’s fiscal year, from 2006 through and including 2010, by the lesser of (i) 1.0% of the Company’s outstanding shares on the date of the increase; (ii) 0.3 million shares; or (iii) such smaller number of shares determined by the Company’s board of directors. As of March 31, 2014, 0.8 million shares remain available for issuance under the Stock Plan.
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
During the three months ended March 31, 2014, the Company granted options to acquire a total of 48 thousand shares of the Company’s common stock to its Chief Operating Officer with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over four years and expire 10 years after the date of grant. In addition, the Company granted 144 thousand shares of restricted stock to the Company's Chief Executive Officer at a price per share equal to the closing price of the Company's common stock on the respective date the restricted stock was granted. The restricted stock vests annually over four years after the date of grant.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.8 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, total unrecognized compensation cost related to unvested stock-based payments totaled $4.2 million and is expected to be recognized over a weighted-average period of 2.0 years.
9. Fair Value Measurements
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $11.1 million and $12.9 million as of March 31, 2014 and December 31, 2013, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2014 for borrowings under its Term Loan Credit Agreement and other notes payable is $195.0 million and $0.3 million, respectively. The Company has determined, utilizing observable market quotes, that the fair value of its Term Loan Credit Agreement and other notes payable is $197.7 million and $0.3 million, respectively, as of March 31, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
Business Summary
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) is the nation's leading document solutions provider for the architectural, engineering and construction (“AEC”) industry while also providing document solutions to businesses of all types.
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
We are expanding our business beyond the services we have traditionally provided to the AEC industry and are currently focused on growing managed print services, technology-based document management services, and digital color imaging, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services revenue line), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics revenue line). This belief is supported by the fact that our Onsite Services in the first quarter of 2014 are 31% of our total sales as compared to 28% for Traditional Reprographics. Onsite Services is now our largest service offering and continues to grow at a rate of more than 8% on a year-over-year basis. In comparison, our revenue mix for the first quarter of 2013 consisted of 30% of our sales coming from Traditional Reprographics, and 29% of our sales coming from Onsite Services.
We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry that include our legacy reprographics business as well as our newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still primarily the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the three months ended March 31, 2014, with the remaining 23% consisting of sales to non-AEC industries.
We identify operating segments based on the various business activities that earn revenue and incur expense. Since operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 1 “Description of Business and Basis of Presentation” for further information.
Costs and Expenses
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
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. During most of 2013, we were more frequently electing to purchase equipment for our facilities and onsite service installations rather than lease equipment due to the availability of cash to fund capital expenditures and the interest savings thereby. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we are increasingly choosing to lease rather than purchase equipment.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their workflow patterns and thereby their document and printing needs. While there were some indications that the non-residential construction market strengthened in 2012, we believe that there was a growing body of evidence by the third quarter of 2012 that demonstrated Traditional Reprographics sales would not likely recover at the same pace due to these factors. To ensure that the Company’s costs and resources were in line with demand for our current portfolio of services and products, management initiated a restructuring plan in October of 2012 that was completed by the fourth quarter of 2013. The restructuring plan included the closure or downsizing of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and an additional 23 service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as Onsite Services and Digital Services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.
In the three months of 2014, our gross margins improved by 140 basis points compared to the same period in 2013, which we attribute primarily to our restructuring efforts initiated in October 2012, and suggests continuing year-over-year margin expansion in future periods.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2014 and 2013 to reflect the exclusion of restructuring expense and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2014 and 2013. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We presented adjusted EBITDA in three months ended March 31, 2014 and 2013 to exclude stock-based compensation expense and restructuring expense. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows provided by operating activities	$7,714	$11,881
Changes in operating assets and liabilities, net of effect of business acquisitions	4,229	(1,756)
Non-cash expenses, including depreciation, amortization and restructuring	(10,647)	(9,442)
Income tax provision (benefit)	664	(311)
Interest expense, net	3,913	6,041
Income attributable to the noncontrolling interest	100	(268)
EBIT	5,973	6,145
Depreciation and amortization	8,493	8,702
EBITDA	14,466	14,847
Interest expense, net	(3,913)	(6,041)
Income tax (provision) benefit	(664)	311
Depreciation and amortization	(8,493)	(8,702)
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,396	$415

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2014	2013
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,396	$415
Interest expense, net	3,913	6,041
Income tax provision (benefit)	664	(311)
EBIT	5,973	6,145
Depreciation and amortization	8,493	8,702
EBITDA	14,466	14,847
Restructuring expense	483	472
Stock-based compensation	781	592
Adjusted EBITDA	$15,730	$15,911
The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2014 (1)	2013
Net income margin attributable to ARC	1.4%	0.4%
Interest expense, net	3.9	6.0
Income tax provision (benefit)	0.7	(0.3)
EBIT margin	6.0	6.1
Depreciation and amortization	8.5	8.7
EBITDA margin	14.4	14.8
Restructuring expense	0.5	0.5
Stock-based compensation	0.8	0.6
Adjusted EBITDA margin	15.7%	15.9%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2014	2013
Net income attributable to ARC Document Solutions, Inc.	$1,396	$415
Restructuring expense	483	472
Income tax benefit related to above items	(188)	(179)
Deferred tax valuation allowance and other discrete tax items	(157)	(154)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$1,534	$554
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average common shares outstanding:
Basic	45,990	45,762
Diluted	46,782	45,791
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average common shares outstanding:
Basic	45,990	45,762
Diluted	46,782	45,791
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
The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended March 31,
(In thousands)	2014	2013
Cash flows provided by operating activities (1)	$7,714	$11,881
Capital expenditures	(3,565)	(5,612)
Free Cash Flows	$4,149	$6,269

(1)
Cash flows provided by operating activities for the three months ended March 31,2013 includes an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return.

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2014 (1)	2013	$(1)%
Traditional reprographics	$28.3	$29.6	$(1.2)	(4.2)%
Color	21.2	20.9	0.3	1.2%
Digital	8.1	8.4	(0.3)	(3.6)%
Subtotal	$57.5	$58.8	$(1.3)	(2.2)%
Onsite services (2)	31.4	29.0	2.4	8.3%
Equipment and supplies sales	11.4	12.2	(0.8)	(6.5)%
Total net sales	$100.4	$100.0	$0.3	0.3%
Gross profit	$33.9	$32.4	$1.6	4.8%
Selling, general and administrative expenses	$26.1	$23.8	$2.3	9.8%
Amortization of intangibles	$1.5	$1.7	$(0.2)	(14.3)%
Restructuring expense	$0.5	$0.5	$—	2.3%
Interest expense, net	$3.9	$6.0	$(2.1)	(35.2)%
Income tax provision (benefit)	$0.7	$(0.3)	$1.0	(313.5)%
Net income attributable to ARC	$1.4	$0.4	$1.0	236.4%
Adjusted net income attributable to ARC	$1.5	$0.6	$1.0	176.9%
EBITDA	$14.5	$14.8	$(0.4)	(2.6)%
Adjusted EBITDA	$15.7	$15.9	$(0.2)	(1.1)%

(1)	Column does not foot due to rounding

(2)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2014 (1)	2013
Net Sales	100.0%	100.0%
Cost of sales	66.2	67.6
Gross profit	33.8	32.4
Selling, general and administrative expenses	26.0	23.8
Amortization of intangibles	1.5	1.7
Restructuring expense	0.5	0.5
Income from operations	5.8	6.4
Interest expense, net	3.9	6.0
Income before income tax provision (benefit)	2.0	0.4
Income tax provision (benefit)	0.7	(0.3)
Net income	1.3	0.7
Loss (income) attributable to the noncontrolling interest	0.1	(0.3)
Net income attributable to ARC	1.4%	0.4%
EBITDA	14.4%	14.8%
Adjusted EBITDA	15.7%	15.9%

(1)	Column does not foot due to rounding

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Net Sales
Net sales for the three months ended March 31, 2014 increased by 0.3%, compared to the same period in 2013. The increase for the three months ended March 31, 2014 was primarily due to the higher sales activity for Onsite Services, which was significantly offset by lower sales activity in our Traditional Reprographics Services offering and Equipment and Supplies Sales. The overall net sales for the three months ended March 31, 2014 were also negatively impacted by the inclement weather conditions through much of the United States. While actual service center closings were few, customer activity (both at our service centers as well as at customer locations) dropped considerably during the weeks when large parts of the country were affected by below freezing temperatures and heavy snows. We estimate related sales decreases for the period to be in the range of $1.0 million and $1.5 million. The decreases were experienced in all business lines, including Onsite Services, where entire office buildings were closed due to the weather.
In the first quarter of 2014, Onsite Services generated the largest percentage of net sales, and it experienced the highest percentage change from the prior year at 8.3%. Declines in Traditional Reprographics sales remain influenced by the continuing trend of a greater use of digital processes for document workflow and less reliance on print.
Onsite Services. Year-over-year sales of Onsite Services increased by $2.4 million, or 8.3%, for the three months ended March 31, 2014. Revenues from Onsite Services sales represented approximately 31% of total net sales for the three months ended March 31, 2014, compared to approximately 29% for the same period in 2013. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment that we own or lease at a construction site or in our customers’ offices, typically referred to as a facilities management engagement or “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of Onsite Services accounts has grown to approximately 7,900 as of March 31, 2014, an increase of approximately 800 locations compared to March 31, 2013, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with 19 of the largest 50 AEC firms. As our Onsite Services, and more specifically MPS services, become a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven primarily by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
Traditional Reprographics. Year-over-year sales of Traditional Reprographics Services decreased $1.2 million, or 4.2%, during the three months ended March 31, 2014. Revenues from Traditional Reprographics represented approximately 28% of total net sales for the three months ended March 31, 2014, as compared to approximately 30% during to the same period in 2013. Overall Traditional Reprographics Services sales nationwide were negatively affected by poor weather conditions over much of the US during the early part of the first quarter, as well as the lower volume of construction drawings produced through large-format black and white printing driven by the effect of technology adoption referenced above, and increased production of documents on customer sites as opposed to documents being produced at our service centers.
Color Services. Year-over-year sales of Color Services increased $0.3 million or 1.2%, for the three months ended March 31, 2014. We attribute this increase to our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.
Digital Services. Year-over-year sales of Digital Services decreased by $0.3 million or 3.6%, for the three months ended March 31, 2014. Revenues from Digital Services sales remained consistent at 8% of total net sales for the three months ended March 31, 2014, as compared to the same period in 2013. We attribute this decrease in Digital Services to a decline in those services related to project-based work performed at our service centers, offset in part by sales of our AIM services which were introduced into the market in 2013. Currently, the revenue generating activities included in Digital Services consist of both construction project and non-construction project related services, but do not include revenues generated by Abacus, our onsite services technology, which is sold as part of our overall MPS offering.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $0.8 million or 6.5%, for the three months ended March 31, 2014. The decrease was primarily due to a decrease in equipment sales in our operations in the United States. Revenues from Equipment and Supplies Sales represented approximately 11% of total net sales for the three months ended March 31, 2014, compared to approximately 12% for the same periods in 2013. The decrease in Equipment and Supplies Sales in the United States was driven primarily by several large non-recurring equipment orders in 2013. Chinese operations had sales of equipment and supplies of $3.9 million for the three months ended March 31, 2014, as compared to $4.0 million for the three months ended March 31, 2013. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an onsite services arrangement. We do not anticipate growth in Equipment and Supplies Sales in the United States, as we are placing more focus on growth in our Onsite Services and converting sales contracts to Onsite Services agreements.
Gross Profit
During the three months ended March 31, 2014, gross profit and gross margin increased to $33.9 million, and 33.8%, compared to $32.4 million, and 32.4%, during the same period in 2013, on a sales increase of $0.3 million.
We were able to achieve expansion of our gross margins of 140 basis points for the three months ended March 31, 2014 due primarily to a combination of: (1) the full year impact of the closure or merging of underperforming service centers resulting from our restructuring plan initiated in the fourth quarter of 2012 and completed in the fourth quarter of 2013, and (2) ongoing margin expansion initiatives. Specifically, overhead costs as a percentage of sales decreased by 40 basis points primarily due to savings from facility closures and related cost reductions in response to the declining sales in our service centers. We believe the savings from the restructuring plan are sustainable, and we believe the effect of these measures should result in continued margin expansion in 2014, though at an abated level from 2013.
A shift in our business mix also contributed to the year-over-year increase in gross margins for the three months ended March 31, 2014. Due to a decline in lower-margin equipment and supplies sales and ongoing margin expansion initiatives, material costs as a percentage of consolidated sales for the three months ended March 31, 2014 were 130 basis points lower as compared to the same period in 2013.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased $2.3 million, during the three months ended March 31, 2014, compared to the same period in 2013.
Sales and marketing expenses increased $1.2 million, driven by our continued investment in sales which included: (1) the hiring of new sales and sales administrative personnel, (2) expanded training of new and existing sales personnel to implement specific sales initiatives, such as color sales, and our Onsite offering, and (3) expanded incentive programs geared towards organic sales growth.
General and administrative expenses for the three months ended March 31, 2014 increased $1.1 million or 8.1%, compared to the same period in 2013. The rise in expenses was primarily due to an increase in accrued incentive bonuses due to an improvement in the Company’s financial performance in 2014, as well as incurred litigation costs to defend our position as plaintiff in an ongoing litigation matter.
Amortization of Intangibles
Amortization of intangibles of $1.5 million for the three months ended March 31, 2014, decreased by $0.2 million or 14.3%, compared to the same period in 2013, primarily due to the complete amortization of certain customer lists related to historical acquisitions.
Restructuring expense
Restructuring expenses for the three months ended March 31, 2014 totaled $0.5 million, and primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Interest Expense, Net
Net interest expense was $3.9 million during the three months ended March 31, 2014, compared to $6.0 million, in the same period in 2013. The decrease in interest expense for the three months ended March 31, 2014, compared to the same period in 2013, was primarily due to the purchase and redemption of all our outstanding 10.5% senior notes in 2013 and replacing them with a Term Loan Credit Agreement. By refinancing the 10.5% senior notes with the Term Loan Credit Agreement in December of 2013, we were able to reduce our effective interest rate on our long-term debt from 10.5% (or $21.0 million of interest per year on $200 million of principal) to 6.25% (or $12.5 million of interest per year on $200 million of principal).

Income Taxes
We recorded an income tax provision of $0.7 million in relation to pretax income of $2.0 million for the three months ended March 31, 2014.
For the three months ended March 31, 2014, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of March 31, 2014, we had approximately $91.0 million of consolidated federal and approximately $94.0 million of consolidated state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforward will begin to expire in varying amounts between 2031 and 2033. The state net operating loss carryforwards expire in varying amounts between 2015 and 2033.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese operations, which commenced operations on August 1, 2008.
Net Income Attributable to ARC
Net income attributable to ARC was $1.4 million during the three months ended March 31, 2014, as compared to net income attributable to ARC of $0.4 million, in the same period in 2013. The increase in net income attributable to ARC in 2014 versus prior year period is primarily due to the increase in gross margins and a reduction in interest expense in 2014. This increase was partially offset by the increase in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin decreased to 14.4% during the three months ended March 31, 2014, as compared to 14.8% during the same period in 2013. Excluding the effect of stock-based compensation and restructuring expense, adjusted EBITDA margin decreased to 15.7% during the three months ended March 31, 2014, as compared to 15.9% during the same period in 2013. The decreases in EBITDA and adjusted EBITDA were due primarily to the increase in selling, general and administrative expenses, as noted above, partially offset by an increase in gross profits, as noted above.
Impact of Inflation
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. During the third and fourth quarters of 2013, we repurchased $12.3 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash. In December 2013, we entered into a $200.0 million Term Loan Credit Agreement, and the related proceeds were used to repurchase and redeem all of our remaining outstanding 10.5% senior unsecured notes. Total cash as of March 31, 2014 was $24.0 million. Of this amount, $14.6 million was held in foreign countries, with $13.7 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2014	2013
Net cash provided by operating activities	$7,714	$11,881
Net cash used in investing activities	$(3,401)	$(5,255)
Net cash used in financing activities	$(7,556)	$(4,471)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall decrease in cash flows from operations during the three months ended March 31, 2014 over the same period in 2013 was primarily due to an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, as well as a decline in accrued interest expense resulting from the repurchases of our 10.5% senior unsecured notes in 2013 which had interest due semi-annually versus quarterly on our new Term Loan Credit Agreement. These declines were offset, in part, by a decrease in accounts receivable. Days sales outstanding (“DSO”) decreased to 53 days as of March 31, 2014 compared to 55 as of March 31, 2013 reflecting our continued focus on accounts receivable collections.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $3.6 million and $5.6 million for the three months ended March 31, 2014 and 2013, respectively. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we increasingly choose to lease rather than purchase equipment to meet the demand driven by the growth in Onsite Services.
Financing Activities
Net cash of $7.6 million used in financing activities during the three months ended March 31, 2014 primarily relates to payments on our debt agreements and capital leases. In March 2014, we paid $5.0 million in aggregate principal amount of our $200.0 million Term Loan Credit Agreement, which was $2.5 million above our mandatory payment amount.
Our cash position, working capital, and debt obligations as of March 31, 2014, and December 31, 2013, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2014	December 31, 2013
Cash and cash equivalents	$23,993	$27,362
Working capital	$32,521	$28,705

Borrowings from term loan facility and senior secured credit facility (1)	$191,225	$196,000
Other debt obligations	25,160	23,728
Total debt obligations	$216,385	$219,728

(1)	Net of original issue discount of $3,775 and $4,000 at March 31, 2014 and December 31, 2013, respectively.
The increase of $3.8 million in working capital in 2014 was primarily due to an increase in accounts receivable of $3.2 million, a decrease in the current portion of long-term debt and capital leases of $2.3 million, and an increase in inventory of $2.0 million. These variances were partially offset by a decrease in cash of $3.4 million. The increases in accounts receivable and inventory were driven by the timing of large customer purchase orders and cash receipts. The decrease in the current portion of long-term debt and cash was primarily due to the $5.0 million principal payment towards our $200.0 million Term Loan Credit Agreement. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $24.0 million, availability under our revolving credit facility, availability under our equipment lease lines, and additional cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of March 31, 2014, other than contingent reimbursement obligations for undrawn standby letters of credit described below. See “Debt Obligations” section for further information related to our current credit facility.
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

The credit facility provided under the Term Loan Credit Agreement consists of an initial term loan facility of $200.0 million, the entirety of which was disbursed in order to pay for the purchase of the our then outstanding 10.5% senior unsecured notes due 2016 (the "Notes") that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption. We have the right to request increases to the aggregate amount of term loans by an amount not to exceed $50.0 million in the aggregate.

By refinancing the Notes with this Term Loan Credit Agreement, we were able to reduce the effective interest rate on our long-term debt from 10.5% (or $21.0 million of interest per year on $200.0 million of principal) to 6.25% (or $12.5 million of interest per year on $200.0 million of principal). In addition, it moved the principal portion of our long-term debt into a structure that is efficiently pre-payable without a premium. This allows us to use our cash flow to efficiently deliver value to the our stockholders.

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
In accordance with the term loan facility agreement, we are required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, we are required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. As of March 31, 2014, our Interest Expense Coverage Ratio was 2.79, and our Total Leverage Ratio was 3.18. We were in compliance with the Term Loan Credit Agreement covenants as of March 31, 2014.
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
The 2012 Credit Agreement contains various loan covenants that restrict our ability to take certain actions, including restrictions on incurrence of indebtedness, creation of liens, mergers or consolidations, dispositions of assets, repurchase or redemption of capital stock, making certain investments, entering into certain transactions with affiliates or changing the nature of our business. In addition, at any time when Excess Availability (as defined in the 2012 Credit Agreement) is less than $8.0 million we are required to maintain a Fixed Charge Coverage Ratio (as defined in the 2012 Credit Agreement) of at least 1.0. Our obligations under the 2012 Credit Agreement are secured by substantially all of the Company’s and its United States Domestic Subsidiaries’ assets. Our United States Domestic Subsidiaries have also guaranteed all of the Company’s obligations under the 2012 Credit Agreement. The obligations of the Company’s Canadian Domestics Subsidiaries which are borrowers under the 2012 Credit Agreement are secured by substantially all of the assets of the Company’s Canadian Domestic Subsidiaries.
As of and during the three months ended March 31, 2014, we did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of March 31, 2014, based on inventory and accounts receivable of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $40.0 million; however, outstanding standby letters of credit issued under the 2012 Credit Agreement totaling $2.5 million further reduced our borrowing availability under the 2012 Credit Agreement to $37.5 million as of March 31, 2014.
Foreign Credit Agreement
In the third quarter of 2013, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of $20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of March 31, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of March 31, 2014, there was $2.2 million in outstanding debt drawn on our foreign credit facility.
Capital Leases

As of March 31, 2014, we had $22.6 million of capital lease obligations outstanding, with a weighted average interest rate of 7.3% and maturities between 2014 and 2019.
Other Notes Payable
As of March 31, 2014, we had $0.3 million of notes payable outstanding, with an interest rate of 6.5% and maturities in 2016. These notes are collateralized by equipment previously purchased.
As of March 31, 2014, we had a $47.0 thousand seller notes outstanding, with a weighted average interest rate of 6.0% and maturity in 2014. These notes were issued in connection with prior acquisitions.
Off-Balance Sheet Arrangements
As of March 31, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2014, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.8 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. We await court approval of the settlement. We recorded a liability of $0.9 million as of March 31, 2014 related to the claim, which represents management's best estimate of the probable outcome based on information available. The case remains unresolved as of March 31, 2014. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
In addition to the matter described above, we are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Our 2013 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to impairment of long-lived assets, goodwill, revenue recognition, income taxes, allowance for doubtful accounts, and stock-based compensation.  There have been no material changes to our critical accounting policies described in our 2013 Annual Report on Form 10-K.
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

Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the first quarter of 2014 that would require an additional impairment test.
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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of March 31, 2014, the valuation allowance against certain deferred tax assets was $84.3 million.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements see our 2013 Annual Report on Form 10-K.
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
As of March 31, 2014, we had $216.4 million of total debt, net of discount, and capital lease obligations, of which approximately 12%% was at a fixed rate, with the remainder at variable rates. Given our debt position at March 31, 2014 and the 1.00% LIBOR floor on our Term Loan Credit Agreement, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.3 million annually.
As of March 31, 2014, we were not party to any derivative or hedging transactions; however, we have entered into derivative instruments in the past to manage our exposure to changes in interest rates. These instruments allowed us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
This information is included under the caption “Legal Proceedings” in Note 7 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6. Exhibits

Exhibit Number	Description

10.1	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and John Toth. *^

10.2	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and Rahul K. Roy. *^

10.3	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and Dilantha Wijesuriya. *^

10.4	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and Jorge Avalos. *^

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
Date: May 7, 2014

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JOHN E.D. TOTH
John E.D. Toth
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and John Toth. *^

10.2	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and Rahul K. Roy. *^

10.3	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and Dilantha Wijesuriya. *^

10.4	Executive Employment Agreement, dated May 1,2014, by and between ARC Document Solutions, Inc. and Jorge Avalos. *^

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