Form 10-Q
period 2014-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2014-08-06
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 31, 2014, there were 46,682,151 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2014

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,206	$27,362
Accounts receivable, net of allowances for accounts receivable of $2,506 and $2,517	63,622	56,328
Inventories, net	16,013	14,047
Deferred income taxes	207	356
Prepaid expenses	4,455	4,324
Other current assets	3,275	4,013
Total current assets	111,778	106,430
Property and equipment, net of accumulated depreciation of $214,115 and $206,636	57,923	56,181
Goodwill	212,608	212,608
Other intangible assets, net	26,078	27,856
Deferred financing fees, net	2,866	3,242
Deferred income taxes	1,254	1,186
Other assets	2,420	2,419
Total assets	$414,927	$409,922
Liabilities and Equity
Current liabilities:
Accounts payable	$25,793	$23,363
Accrued payroll and payroll-related expenses	11,698	11,497
Accrued expenses	23,096	21,365
Current portion of long-term debt and capital leases	13,859	21,500
Total current liabilities	74,446	77,725
Long-term debt and capital leases	196,977	198,228
Deferred income taxes	32,724	31,667
Other long-term liabilities	3,190	3,163
Total liabilities	307,337	310,783
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,751 and 46,365 shares issued and 46,682 and 46,320 shares outstanding	46	46
Additional paid-in capital	108,525	105,806
Retained deficit	(8,687)	(14,628)
Accumulated other comprehensive income	655	634
	100,539	91,858
Less cost of common stock in treasury, 69 and 45 shares	319	168
Total ARC Document Solutions, Inc. stockholders’ equity	100,220	91,690
Noncontrolling interest	7,370	7,449
Total equity	107,590	99,139
Total liabilities and equity	$414,927	$409,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2014	2013	2014	2013
Service sales	$96,198	$91,628	$185,129	$179,428
Equipment and supplies sales	12,784	12,994	24,226	25,230
Total net sales	108,982	104,622	209,355	204,658
Cost of sales	69,775	69,011	136,214	136,668
Gross profit	39,207	35,611	73,141	67,990
Selling, general and administrative expenses	28,283	24,891	54,389	48,664
Amortization of intangible assets	1,503	1,699	3,001	3,446
Restructuring expense	271	636	754	1,108
Income from operations	9,150	8,385	14,997	14,772
Other income	(23)	(35)	(49)	(61)
Interest expense, net	3,944	6,076	7,857	12,117
Income before income tax provision	5,229	2,344	7,189	2,716
Income tax provision	607	1,467	1,271	1,156
Net income	4,622	877	5,918	1,560
(Income) loss attributable to noncontrolling interest	(77)	(155)	23	(423)
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,545	$722	$5,941	$1,137
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.10	$0.02	$0.13	$0.02
Diluted	$0.10	$0.02	$0.13	$0.02
Weighted average common shares outstanding:
Basic	46,254	45,901	46,122	45,832
Diluted	46,834	46,058	46,759	45,884
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income	$4,622	$877	$5,918	$1,560
Other comprehensive loss, net of tax
Foreign currency translation adjustments	268	27	(35)	(126)
Other comprehensive loss, net of tax	268	27	(35)	(126)
Comprehensive income	4,890	904	5,883	1,434
Comprehensive income (loss) attributable to noncontrolling interest	86	266	(79)	575
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$4,804	$638	$5,962	$859
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	51	—	1,321	—	—	—	—	1,321
Issuance of common stock under Employee Stock Purchase Plan	3	—	9	—	—	—	—	9
Treasury shares	28	—	—	—	—	(90)	—	(90)
Comprehensive income:
Net income	—	—	—	1,137	—	—	423	1,560
Foreign currency translation adjustments	—	—	—	—	(278)	—	152	(126)
Comprehensive income								1,434
Balance at June 30, 2013	46,356	$46	$103,840	$1,832	$411	$(134)	$7,516	$113,511

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	173	—	1,662	—	—	—	—	1,662
Issuance of common stock under Employee Stock Purchase Plan	9	—	48	—	—	—	—	48
Stock options exercised	180	—	1,009	—	—	—	—	1,009
Treasury shares	24	—	—	—	—	(151)	—	(151)
Comprehensive income:
Net income (loss)	—	—	—	5,941	—	—	(23)	5,918
Foreign currency translation adjustments	—	—	—	—	21	—	(56)	(35)
Comprehensive income								5,883
Balance at June 30, 2014	46,751	$46	$108,525	$(8,687)	$655	$(319)	$7,370	$107,590
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cash flows from operating activities
Net income	$4,622	$877	$5,918	$1,560
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	100	301	247	446
Depreciation	7,029	7,020	14,024	13,975
Amortization of intangible assets	1,503	1,699	3,001	3,446
Amortization of deferred financing costs	214	278	397	561
Amortization of discount on long-term debt	224	167	449	332
Stock-based compensation	881	729	1,662	1,321
Deferred income taxes	2,279	1,145	4,172	736
Deferred tax valuation allowance	(1,748)	154	(3,037)	174
Restructuring expense, non-cash portion	7	235	391	293
Other non-cash items, net	(157)	(181)	(327)	(295)
Changes in operating assets and liabilities:
Accounts receivable	(4,059)	(2,666)	(7,494)	(11,849)
Inventory	85	234	(1,929)	280
Prepaid expenses and other assets	415	(619)	637	3,090
Accounts payable and accrued expenses	2,629	(1,263)	3,627	5,921
Net cash provided by operating activities	14,024	8,110	21,738	19,991
Cash flows from investing activities
Capital expenditures	(3,032)	(4,430)	(6,597)	(10,042)
Payments related to business acquisitions	(342)	—	(342)	—
Other	236	182	400	539
Net cash used in investing activities	(3,138)	(4,248)	(6,539)	(9,503)
Cash flows from financing activities
Proceeds from stock option exercises	568	—	1,009	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	27	9	48	9
Share repurchases, including shares surrendered for tax withholding	(151)	(90)	(151)	(90)
Proceeds from borrowings on long-term debt agreements	—	402	—	402
Payments on long-term debt agreements and capital leases	(10,477)	(3,075)	(18,440)	(6,407)
Net (repayments) borrowings under revolving credit facilities	(697)	929	(295)	(210)
Payment of deferred financing costs	3	—	(454)	—
Net cash used in financing activities	(10,727)	(1,825)	(18,283)	(6,296)
Effect of foreign currency translation on cash balances	54	121	(72)	164
Net change in cash and cash equivalents	213	2,158	(3,156)	4,356
Cash and cash equivalents at beginning of period	23,993	30,219	27,362	28,021
Cash and cash equivalents at end of period	$24,206	$32,377	$24,206	$32,377
Supplemental disclosure of cash flow information
Noncash financing activities
Capital lease obligations incurred	$5,315	$2,992	$9,403	$4,246
Contingent liabilities in connection with business acquisitions	$924	$—	$924	$—
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is currently in the process of evaluating the impact of the adoption on its condensed consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05. The new guidance covers the accounting for a cumulative translation adjustment on the parent entity upon de-recognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The adoption of ASU 2013-05 had no impact to the Company’s condensed consolidated financial statements.
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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service Sales
Traditional reprographics	$30,181	$30,516	$58,506	$60,074
Color	23,148	21,846	44,313	42,751
Digital	8,759	8,690	16,818	17,051
Subtotal	62,088	61,052	119,637	119,876
Onsite services(1)	34,110	30,576	65,492	59,552
Total services sales	96,198	91,628	185,129	179,428
Equipment and supplies sales	12,784	12,994	24,226	25,230
Total net sales	$108,982	$104,622	$209,355	$204,658

(1)	Represents work done at the Company’s customer sites which includes Managed Print Services (“MPS”) and Facilities Management (“FM”).
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2014, stock options for 2.3 million and 1.7 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and six months ended June 30, 2013, stock options for 2.2 million and 3.8 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 were calculated using the following common shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average common shares outstanding—basic	46,254	45,901	46,122	45,832
Effect of dilutive impact on equity-based compensation awards	580	157	637	52
Weighted average common shares outstanding—diluted	46,834	46,058	46,759	45,884
3. Restructuring Expenses
To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. Restructuring activities associated with the plan concluded in the fourth quarter of 2013. Through December 31, 2013, the restructuring plan included the closure or downsizing of 56 of the Company’s service centers, which represented more than 25% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as Onsite services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce. To date, the Company has incurred $6.6 million of expense related to its restructuring plan.
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. Restructuring expenses for the three and six months ended June 30, 2014 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Employee termination costs	$—	$—	$—	$11
Estimated lease termination and obligation costs	165	559	532	966
Other restructuring expenses	106	77	222	131
Total restructuring expenses	$271	$636	$754	$1,108
The changes in the restructuring liability from December 31, 2013 through June 30, 2014 are summarized as follows:

Six Months Ended June 30, 2014
Balance, December 31, 2013	$539
Restructuring expenses	754
Payments	(616)
Balance, June 30, 2014	$677
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

Based upon its assessment, the Company concluded that no goodwill impairment triggering events have occurred during 2014 that would require an interim goodwill impairment test.

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
There was no change to the carrying amount of goodwill from January 1, 2013 through June 30, 2014.
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
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years. The Company acquired two businesses during the three and six months ended June 30, 2014 and recorded customer relationship intangibles of $1.2 million related to the acquisitions. Consideration for the purchase of the two businesses included cash payments of $0.3 million and earnout liabilities of $0.9 million. The Company's requirement to pay these earnout liabilities is contingent upon the future financial growth of the two acquired businesses.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2014 and December 31, 2013 which continue to be amortized:

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,007	$73,481	$25,526	$97,775	$70,495	$27,280
Trade names and trademarks	20,369	19,817	552	20,375	19,799	576
	$119,376	$93,298	$26,078	$118,150	$90,294	$27,856
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2014 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2014 (excluding the six months ended June 30, 2014)	$2,952
2015	5,485
2016	4,706
2017	4,161
2018	3,770
Thereafter	5,004
$26,078
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.6 million and $1.3 million in relation to pretax income of $5.2 million and $7.2 million for the three and six months ended June 30, 2014, respectively. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of June 30, 2014, the Company has a $82.5 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.5 million as of June 30, 2014, which relate to foreign entities, are considered more likely than not to be realized. The valuation allowance of $82.5 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of June 30, 2014 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2014	December 31, 2013
Term loan credit agreement maturing 2018, net of original issue discount of $3,551 and $4,000; 6.25% interest rate at June 30, 2014 and December 31, 2013, respectively.	$183,949	$196,000
Various capital leases; weighted average interest rate of 7.1% and 7.5% at June 30, 2014 and December 31, 2013, respectively; principal and interest payable monthly through November 2019	25,095	21,516
Borrowings from foreign revolving credit facilities; 0.6% interest rate at June 30, 2014 and December 31, 2013	1,502	1,811
Various other notes payable with a weighted average interest rate of 6.5% and 6.4% at June 30, 2014 and December 31, 2013, respectively; principal and interest payable monthly through June 2016	290	401
	210,836	219,728
Less current portion	(13,859)	(21,500)
	$196,977	$198,228

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

The Term Loan Credit Agreement maturity date, with respect to the initial $200.0 million term loan, is December 20, 2018. Under the Term Loan Credit Agreement, the Company is required to make regularly scheduled principal payments of $2.5 million each quarter, with all remaining unpaid principal due at maturity. During the six months ended June 30, 2014, the Company made its scheduled principal payments of $5.0 million and voluntarily prepaid $7.5 million of its scheduled principal payments due through March 31, 2015.

The term loan extended under the Term Loan Credit Agreement can be maintained in different tranches consisting of Eurodollar loans or as base rate loans. It is expected that the borrowings under the Term Loan Credit Agreement will be maintained in Eurodollars and therefore will bear interest, for any interest period, at a rate per annum equal to (i) the higher of (A) the LIBOR rate for U.S. dollar deposits for a period equal to the applicable interest period as determined by the administrative agent in accordance with the Term Loan Credit Agreement and (B) with respect to the initial term loans only, 1.00%, plus (ii) an applicable margin of 5.25%

The Company pays certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
In accordance with the Term Loan Credit Agreement, the Company is required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, the Company is required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between

March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. The Company was in compliance with the Term Loan Credit Agreement covenants as of June 30, 2014.

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
As of and during the six months ended June 30, 2014, the Company did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of June 30, 2014, based on inventory and accounts receivable of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $40.0 million. Standby letters of credit totaling $2.3 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $37.7 million as of June 30, 2014.
Foreign Credit Agreement
In the third quarter of 2013, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of June 30, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with acquisitions. If acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2014, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable. The Company does not believe payment of such earnouts to be probable. As of June 30, 2014, the Company recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805 of $0.9 million. In accordance with ASC 805, changes to the liability are recognized in the company's consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company recorded a liability of $0.9 million as of June 30, 2014 related to the claim, which represents management's best estimate based on information available.

On February 1, 2013, ARC filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with ARC customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. ARC instituted this suit to stop the defendant from using similar unfair business practices against it in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. ARC is considering its appeal options. Legal fees associated with the litigation totaled $2.1 million and $2.5 million for the three and six months ended June 30, 2014, respectively, and are recorded within selling, general and administrative expenses in the condensed consolidated statement of operations.

In addition to the matters described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
8. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of June 30, 2014, 2.9 million shares remain available for issuance under the Stock Plan.
Stock options granted under the 2014 Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of three to four years from date of award, except that options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. The Company allows for cashless exercises of vested outstanding options.
During the six months ended June 30, 2014, the Company granted options to acquire a total of 518 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over three years and expire 10 years after the date of grant. In addition, the Company granted options to acquire a total 48 thousand and 13 thousand shares of the Company’s common stock to its Chief Operating Officer and its Chief Financial Officer, respectively, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over four years and expire 10 years after the date of grant.
During the six months ended June 30, 2014, the Company granted 144 thousand shares of restricted stock to the Company's Chief Executive Officer at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests annually over four years after the date of grant. In addition, the Company granted 9 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.9 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.7 million and $1.3 million for the six months ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, total unrecognized compensation cost related to unvested stock-based payments totaled $5.5 million and is expected to be recognized over a weighted-average period of 2.1 years.
9. Fair Value Measurements
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $10.7 million and $12.9 million as of June 30, 2014 and December 31, 2013, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2014 for borrowings under its Term Loan Credit Agreement is $187.5 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $190.7 million as of June 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.
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
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing managed print services, technology-based document management services, and digital color imaging, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services revenue line), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics revenue line). This belief is supported by the fact that our Onsite Services in the second quarter of 2014 are 31% of our total sales as compared to 28% for Traditional Reprographics. Onsite Services is our largest service offering and continues to grow at a rate of more than 10% on a year-over-year basis. In comparison, our revenue mix for the second quarter of 2013 consisted of 29% of our sales coming from both Traditional Reprographics and Onsite Services.
We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry that include our legacy reprographics business as well as our newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still primarily the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the six months ended June 30, 2014, with the remaining 23% consisting of sales to non-AEC industries.
We identify operating segments based on the various business activities that earn revenue and incur expense. Since our operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 1 “Description of Business and Basis of Presentation” for further information.
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs” which consist primarily of expenses for service center ("offsite") facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost. However, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
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
In the six months of 2014, our gross margins improved by 170 basis points compared to the same period in 2013.We attribute this improvement primarily to our restructuring efforts initiated in October 2012 and ongoing margin improvement programs, both of which suggest continuing, though abated, year-over-year margin expansion in future periods.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2014 and 2013 to reflect the exclusion of restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2014 and 2013. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We presented adjusted EBITDA in the three and six months ended June 30, 2014 and 2013 to exclude stock-based compensation expense, trade secret litigation costs, and restructuring expense. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cash flows provided by operating activities	$14,024	$8,110	$21,738	$19,991
Changes in operating assets and liabilities, net of effect of business acquisitions	930	4,314	5,159	2,558
Non-cash expenses, including depreciation, amortization and restructuring	(10,332)	(11,547)	(20,979)	(20,989)
Income tax provision	607	1,467	1,271	1,156
Interest expense, net	3,944	6,076	7,857	12,117
(Income) loss attributable to the noncontrolling interest	(77)	(155)	23	(423)
EBIT	9,096	8,265	15,069	14,410
Depreciation and amortization	8,532	8,719	17,025	17,421
EBITDA	17,628	16,984	32,094	31,831
Interest expense, net	(3,944)	(6,076)	(7,857)	(12,117)
Income tax provision	(607)	(1,467)	(1,271)	(1,156)
Depreciation and amortization	(8,532)	(8,719)	(17,025)	(17,421)
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,545	$722	$5,941	$1,137
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,545	$722	$5,941	$1,137
Interest expense, net	3,944	6,076	7,857	12,117
Income tax provision	607	1,467	1,271	1,156
EBIT	9,096	8,265	15,069	14,410
Depreciation and amortization	8,532	8,719	17,025	17,421
EBITDA	17,628	16,984	32,094	31,831
Trade secret litigation costs(1)	2,083	—	2,481	—
Restructuring expense	271	636	754	1,108
Stock-based compensation	881	729	1,662	1,321
Adjusted EBITDA	$20,863	$18,349	$36,991	$34,260

(1)	See “Selling, General and Administrative Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding trade secret litigation.

The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013 (1)	2014	2013 (1)
Net income margin attributable to ARC	4.2%	0.7%	2.8%	0.6%
Interest expense, net	3.6	5.8	3.8	5.9
Income tax provision	0.6	1.4	0.6	0.6
EBIT margin	8.3	7.9	7.2	7.0
Depreciation and amortization	7.8	8.3	8.1	8.5
EBITDA margin	16.2	16.2	15.3	15.6
Trade secret litigation costs(2)	1.9	—	1.2	—
Restructuring expense	0.2	0.6	0.4	0.5
Stock-based compensation	0.8	0.7	0.8	0.6
Adjusted EBITDA margin	19.1%	17.5%	17.7%	16.7%

(1)	Column does not foot due to rounding

(2)	See “Selling, General and Administrative Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding trade secret litigation.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income attributable to ARC Document Solutions, Inc.	$4,545	$722	$5,941	$1,137
Restructuring expense	271	636	754	1,108
Trade secret litigation costs(1)	2,083	—	2,481	—
Income tax benefit related to above items	(917)	(252)	(1,261)	(431)
Deferred tax valuation allowance and other discrete tax items	(1,469)	542	(1,626)	388
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$4,513	$1,648	$6,289	$2,202
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.10	$0.02	$0.13	$0.02
Diluted	$0.10	$0.02	$0.13	$0.02
Weighted average common shares outstanding:
Basic	46,254	45,901	46,122	45,832
Diluted	46,834	46,058	46,759	45,884
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.10	$0.04	$0.14	$0.05
Diluted	$0.10	$0.04	$0.13	$0.05
Weighted average common shares outstanding:
Basic	46,254	45,901	46,122	45,832
Diluted	46,834	46,058	46,759	45,884

(1)	See “Selling, General and Administrative Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding trade secret litigation.

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
The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Cash flows provided by operating activities (1)	$14,024	$8,110	$21,738	$19,991
Capital expenditures	(3,032)	(4,430)	(6,597)	(10,042)
Free Cash Flows	$10,992	$3,680	$15,141	$9,949

(1)
Cash flows provided by operating activities for the three and six months ended June 30, 2013 includes cash payments related to restructuring of $1.0 million and $2.6 million, respectively. Cash flows provided by operating activities for the six months ended June 30, 2013 includes an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return. Cash flows provided by operating activities for the three and six months ended June 30, 2014 includes cash payments for trade secret litigation costs of $1.1 million and $1.5 million, respectively, and cash payments related to restructuring of $0.3 million and $0.6 million, respectively.

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2014	2013 (1)	$(1)%		2014 (1)	2013 (1)	$	%
Traditional reprographics	$30.2	$30.5	$(0.3)	(1.1)%	$58.5	$60.1	$(1.6)	(2.6)%
Color	23.1	21.8	1.3	6.0%	44.3	42.8	1.6	3.7%
Digital	8.8	8.7	0.1	0.8%	16.8	17.1	(0.2)	(1.4)%
Subtotal	$62.1	$61.1	$1.0	1.7%	$119.6	$119.9	$(0.2)	(0.2)%
Onsite services (2)	34.1	30.6	3.5	11.6%	65.5	59.6	5.9	10.0%
Equipment and supplies sales	12.8	13.0	(0.2)	(1.6)%	24.2	25.2	(1.0)	(4.0)%
Total net sales	$109.0	$104.6	$4.4	4.2%	$209.4	$204.7	$4.7	2.3%
Gross profit	$39.2	$35.6	$3.6	10.1%	$73.1	$68.0	$5.2	7.6%
Selling, general and administrative expenses	$28.3	$24.9	$3.4	13.6%	$54.4	$48.7	$5.7	11.8%
Amortization of intangibles	$1.5	$1.7	$(0.2)	(11.5)%	$3.0	$3.4	$(0.4)	(12.9)%
Restructuring expense	$0.3	$0.6	$(0.4)	(57.4)%	$0.8	$1.1	$(0.4)	(31.9)%
Interest expense, net	$3.9	$6.1	$(2.1)	(35.1)%	$7.9	$12.1	$(4.3)	(35.2)%
Income tax provision	$0.6	$1.5	$(0.9)	(58.6)%	$1.3	$1.2	$0.1	9.9%
Net income attributable to ARC	$4.5	$0.7	$3.8	529.5%	$5.9	$1.1	$4.8	422.5%
Adjusted net income attributable to ARC	$4.5	$1.6	$2.9	173.8%	$6.3	$2.2	$4.1	185.6%
EBITDA	$17.6	$17.0	$0.6	3.8%	$32.1	$31.8	$0.3	0.8%
Adjusted EBITDA	$20.9	$18.3	$2.5	13.7%	$37.0	$34.3	$2.7	8.0%

(1)	Column does not foot due to rounding

(2)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013	2014 (1)	2013 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	66.0	65.1	66.8
Gross profit	36.0	34.0	34.9	33.2
Selling, general and administrative expenses	26.0	23.8	26.0	23.8
Amortization of intangibles	1.4	1.6	1.4	1.7
Restructuring expense	0.2	0.6	0.4	0.5
Income from operations	8.4	8.0	7.2	7.2
Interest expense, net	3.6	5.8	3.8	5.9
Income before income tax provision	4.8	2.2	3.4	1.3
Income tax provision	0.6	1.4	0.6	0.6
Net income	4.2	0.8	2.8	0.8
Income attributable to the noncontrolling interest	(0.1)	(0.1)	—	(0.2)
Net income attributable to ARC	4.2%	0.7%	2.8%	0.6%
EBITDA	16.2%	16.2%	15.3%	15.6%
Adjusted EBITDA	19.1%	17.5%	17.7%	16.7%

(1)	Column does not foot due to rounding
Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013
Net Sales
Net sales for the three and six months ended June 30, 2014 increased by 4.2% and 2.3%, respectively, compared to the same periods in 2013. The increase for the three and six months ended June 30, 2014 was primarily due to the higher sales activity for Onsite Services and Color Services, which was partially offset by lower sales activity in our Traditional Reprographics Services offering and Equipment and Supplies Sales. The overall net sales for the six months ended June 30, 2014 were also negatively impacted by the inclement weather conditions through much of the United States during the first quarter of 2014. While actual service center closings were few, customer activity (both at our service centers as well as at customer locations) dropped considerably during the weeks when large parts of the country were affected by below freezing temperatures and heavy snows during the first quarter of 2014. We estimate related sales decreases for the period to be in the range of $1.0 million and $1.5 million. The decreases were experienced in all business lines, including Onsite Services, where entire office buildings were closed due to the weather.
In the three and six months June 30, 2014, Onsite Services generated the largest percentage of net sales, and it experienced the highest percentage change from the prior year at 11.6% and 10.0%, respectively. Declines in Traditional Reprographics sales remain influenced by the continuing trend of a greater use of digital processes for document workflow and less reliance on print.
Onsite Services. Year-over-year sales of Onsite Services increased by $3.5 million, or 11.6%, and $5.9 million, or 10.0%, for the three and six months ended June 30, 2014, respectively. Revenues from Onsite Services sales represented approximately 31% of total net sales for the three and six months ended June 30, 2014, compared to approximately 29% for the same periods in 2013. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment that we own or lease at a construction site or in our customers’ offices, typically referred to as a facilities management engagement or “traditional FM,” and 2) an arrangement by which our customers outsource their entire printing network to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of Onsite Services accounts has grown to approximately 8,000 as of June 30, 2014, an increase of approximately 700 locations compared to June 30, 2013, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with approximately 20 of the largest 50 AEC firms. As our Onsite Services, and more specifically MPS services, become a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven primarily by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
Traditional Reprographics. Year-over-year sales of Traditional Reprographics Services decreased $0.3 million, or 1.1%, and $1.6 million, or 2.6%, during the three and six months ended June 30, 2014, respectively. Revenues from Traditional Reprographics represented approximately 28% of total net sales for the three and six months ended June 30, 2014, as compared to approximately 29% during the same periods in 2013. Overall Traditional Reprographics Services sales nationwide were negatively affected by poor weather conditions over much of the US during the early part of the first quarter, as well as the lower volume of printed construction drawings due to the adoption of technology referenced above, and increased production of documents on customer sites as opposed to documents being produced at our service centers.
Color Services. Year-over-year sales of Color Services increased $1.3 million or 6.0% and $1.6 million or 3.7%, for the three and six months ended June 30, 2014, respectively. The increase in sales from Color Services is primarily due to additional sales realized from the acquisition of two businesses in the United Kingdom during the second quarter of 2014. Also contributing to our color sales growth is our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.
Digital Services. Year-over-year sales of Digital Services increased by $0.1 million or 0.8%, for the three months ended June 30, 2014 and decreased by $0.2 million or 1.4%, for the six months ended June 30, 2014. Revenues from Digital Services sales remained consistent at 8% of total net sales for the six three and six months ended June 30, 2014, as compared to the same period in 2013. Year-over-year sales of Digital Services has remained relatively unchanged due to a decline in those services related to project-based work performed at our service centers, offset in part by sales of our AIM services which were introduced into the market in 2013. Currently, the revenue generating activities included in Digital Services consist of both construction project and non-construction project related services, but do not include revenues generated by Abacus, our onsite services technology, which is sold as part of our overall MPS offering.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $0.2 million or 1.6%, and $1.0 million or 4.0%, for the three and six months ended June 30, 2014, respectively. The decrease was primarily due to a decline in equipment sales in our operations in China partially offset by increased equipment sales in the United States during the second quarter of 2014. Revenues from Equipment and Supplies Sales represented approximately 12% of total net sales for both the three and six months ended June 30, 2014, as well as for the same periods in 2013. The decrease in Equipment and Supplies Sales in China was driven by a softening Chinese economy and a corresponding decrease in capital expenditures from several of our largest customers in China. Chinese operations had sales of equipment and supplies of $4.5 million and $8.4 million for the three and six months ended June 30, 2014, respectively, as compared to $5.3 million and $9.3 million for the three and six months ended June 30, 2013. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an onsite services arrangement. The growth of equipment sales in the United States in the second quarter of 2014 was driven by large equipment purchases from customers who prefer to own their own equipment. Quarterly movements in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States, as we are placing more focus on growth in our Onsite Services and converting sales contracts to Onsite Services agreements.
Gross Profit
During the three months ended June 30, 2014, gross profit and gross margin increased to $39.2 million, and 36.0%, compared to $35.6 million, and 34.0%, during the same periods in 2013, on a sales increase of $4.4 million.
During the six months ended June 30, 2014, gross profit and gross margin increased to $73.1 million, and 34.9%, compared to $68.0 million, and 33.2%, during the same periods in 2013, on a sales increase of $4.7 million.
We were able to achieve expansion of our gross margins of 200 and 170 basis points for the three and six months ended June 30, 2014, respectively, due primarily to margin expansion programs at our service centers and customer onsite locations, and related initiatives that began with the Company's restructuring in 2012. Specifically, overhead costs as a percentage of sales decreased by 150 and 90 basis points for the three and six months ended June 30, 2014, respectively, primarily due to savings from facility closures and related cost reductions in response to the declining sales in our service centers. We believe the savings from these efforts are sustainable, and we believe the effect of these measures should result in continued margin expansion in 2014, though at an abated level from both this quarter and 2013 levels.
A shift in our business mix also contributed to the year-over-year increase in gross margins for the three and six months ended June 30, 2014. Due to ongoing margin expansion initiatives and a decline in lower-margin equipment and supplies sales, material costs as a percentage of consolidated sales for the three and six months ended June 30, 2014 were 50 and 90 basis points lower as compared to the same periods in 2013.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased $3.4 million and $5.7 million, during the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013.
Sales and marketing expenses increased $0.8 million and $2.0 million, for the three and six months ended June 30, 2014, respectively, driven by increased sales commissions resulting from an increase in sales year-over-year, as well as our continued investment in our sales team which included: (1) the hiring of new sales and sales administrative personnel, and (2) expanded training of new and existing sales personnel to implement specific sales initiatives, such as color sales, and our Onsite offering.
General and administrative expenses for the three and six months ended June 30, 2014 increased $2.6 million or 17.9%, and $3.7 million or 13.1%, compared to the same periods in 2013, respectively. The rise in expenses was primarily due to legal fees related to trade secret litigation during 2014, as well an increase in accrued incentive bonuses due to an improvement in the Company's performance in 2014.

On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, amongst other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with our customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. We are considering our appeal options. Legal fees associated with the litigation totaled $2.1 million and $2.5 million for the three and six months ended June 30, 2014, respectively.
Amortization of Intangibles
Amortization of intangibles of $1.5 million and $3.0 million for the three and six months ended June 30, 2014, decreased by $0.2 million or 11.5%, and $0.4 million or 12.9%, compared to the same periods in 2013, primarily due to the complete amortization of certain customer relationships related to historical acquisitions.
Restructuring expense
Restructuring expenses for the three and six months ended June 30, 2014 totaled $0.3 million and $0.8 million, respectively, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Interest Expense, Net
Net interest expense was $3.9 million and $7.9 million during the three and six months ended June 30, 2014, compared to $6.1 million and $12.1 million, in the same periods in 2013, respectively. The decrease in interest expense for the three and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to the purchase and redemption of all our outstanding 10.5% senior notes in 2013 and replacing them with a Term Loan Credit Agreement. By refinancing the 10.5% senior notes with the Term Loan Credit Agreement in December of 2013, we were able to reduce our effective interest rate on our long-term debt from 10.5% (or $21.0 million of interest per year on our then outstanding $200 million of principal) to 6.25% (or $12.5 million of interest per year on our then outstanding $200 million of principal).
Income Taxes
We recorded an income tax provision of $0.6 million and $1.3 million in relation to pretax income of $5.2 million and $7.2 million for the three and six months ended June 30, 2014, respectively.
For the three and six months ended June 30, 2014, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of June 30, 2014, we had approximately $91.0 million of consolidated federal and approximately $94.0 million of consolidated state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforward will begin to expire in varying amounts between 2031 and 2033. The state net operating loss carryforwards expire in varying amounts between 2015 and 2033.

Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $4.5 million and $5.9 million, during the three and six months ended June 30, 2014, respectively as compared to net income attributable to ARC of $0.7 million and $1.1 million, in the same periods in 2013, respectively. The increase in net income attributable to ARC in 2014 versus prior year period is primarily due to the increase in gross margins and a reduction in interest expense in 2014. This increase was partially offset by the increase in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin was unchanged at 16.2% for the three months ended June 30, 2014 and 2013. EBITDA margin decreased slightly to 15.3% during the six months ended June 30, 2014 compared to 15.6% during the same period in 2013. Excluding the effect of stock-based compensation, legal fees associated with trade secret litigation, and restructuring expense, adjusted EBITDA margin increased to 19.1% and 17.7% during the three and six months ended June 30, 2014, as compared to 17.5% and 16.7% during the same periods in 2013. The increase in adjusted EBITDA was due primarily to the increase in gross profits, as noted above.
Impact of Inflation
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. During the third and fourth quarters of 2013, we repurchased $12.3 million in aggregate principal amount of our 10.5% senior unsecured notes due December 15, 2016 in the open market using available cash. In December 2013, we entered into a $200.0 million Term Loan Credit Agreement, and the related proceeds were used to repurchase and redeem all of our remaining outstanding 10.5% senior unsecured notes. Total cash as of June 30, 2014 was $24.2 million. Of this amount, $14.4 million was held in foreign countries, with $13.1 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2014	2013	2014	2013
Net cash provided by operating activities	$14,024	$8,110	$21,738	$19,991
Net cash used in investing activities	$(3,138)	$(4,248)	$(6,539)	$(9,503)
Net cash used in financing activities	$(10,727)	$(1,825)	$(18,283)	$(6,296)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall increases in cash flows from operations during the three and six months ended June 30, 2014 over the same periods in 2013 were primarily due to the increase in our net income driven by our expansion of adjusted EBITDA margins as described above, as well as a reduction in our interest expense and a change in the timing of interest payments resulting from the repurchases of our 10.5% senior unsecured notes in 2013, which had interest due semi-annually versus borrowings under our Term Loan Credit Agreement which have interest due quarterly. For the six months ended June 30, 2014 compared to the same period in 2013, these increases were offset, in part, by an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return.
Days sales outstanding (“DSO”) decreased to 52 days as of June 30, 2014 compared to 54 as of June 30, 2013 reflecting our continued focus on accounts receivable collections.

Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $6.6 million and $10.0 million for the six months ended June 30, 2014 and 2013, respectively. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we increasingly choose to lease rather than purchase equipment to meet the demand driven by the growth in Onsite Services.
Financing Activities
Net cash of $18.3 million used in financing activities during the six months ended June 30, 2014 primarily relates to payments on our debt agreements and capital leases. As of June 30, 2014, we have paid $12.5 million in aggregate principal amount of our $200.0 million Term Loan Credit Agreement, which was $7.5 million above our mandatory payment amount.
Our cash position, working capital, and debt obligations as of June 30, 2014, and December 31, 2013, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2014	December 31, 2013
Cash and cash equivalents	$24,206	$27,362
Working capital	$37,332	$28,705

Borrowings from term loan facility and senior secured credit facility (1)	$183,949	$196,000
Other debt obligations	26,887	23,728
Total debt obligations	$210,836	$219,728

(1)	Net of original issue discount of $3,551 and $4,000 at June 30, 2014 and December 31, 2013, respectively.
The increase of $8.6 million in working capital in 2014 was primarily due to an increase in accounts receivable of $7.3 million, a decrease in the current portion of long-term debt and capital leases of $7.6 million. These variances were partially offset by a decrease in cash of $3.2 million. The increase in accounts receivable was due to the increase in sales of 4% during the second quarter of 2014, as compared to the same period in prior year. The decrease in the current portion of long-term debt and cash was primarily due to the $12.5 million principal payment towards our $200.0 million Term Loan Credit Agreement, of which $7.5 million was a prepayment towards the minimum required principal payments due for the next three quarters. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $24.2 million, availability under our revolving credit facility, availability under our equipment lease lines, and additional cash flows provided by operations should be more than adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of June 30, 2014, other than contingent reimbursement obligations for undrawn standby letters of credit described below. See “Debt Obligations” section for further information related to our current credit facility.
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

The credit facility provided under the Term Loan Credit Agreement consists of an initial term loan facility of $200.0 million, the entirety of which was disbursed in order to pay for the purchase of our then outstanding 10.5% senior unsecured notes due 2016 (the "Notes") that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption. We have the right to request increases to the aggregate amount of term loans by an amount not to exceed $50.0 million in the aggregate.

By refinancing the Notes with this Term Loan Credit Agreement, we were able to reduce the effective interest rate on our long-term debt from 10.5% (or $21.0 million of interest per year on $200.0 million of principal) to 6.25% (or $12.5 million of interest per year on $200.0 million of principal). In addition, it moved the principal portion of our long-term debt into a structure that is efficiently pre-payable without a premium. This allows us to use our cash flow to efficiently deliver value to our stockholders.

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

We pay certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
In accordance with the term loan facility agreement, we are required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, we are required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. As of June 30, 2014, our Interest Expense Coverage Ratio was 3.86:1.00, and our Total Leverage Ratio was 3.14:1.00. We were in compliance with the Term Loan Credit Agreement covenants as of June 30, 2014.
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
As of and during the six months ended June 30, 2014, we did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of June 30, 2014, based on inventory and accounts receivable of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $40.0 million; however, outstanding standby letters of credit issued under the 2012 Credit Agreement totaling $2.3 million further reduced our borrowing availability under the 2012 Credit Agreement to $37.7 million as of June 30, 2014.
Foreign Credit Agreement
In the third quarter of 2013, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of $20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of June 30, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of June 30, 2014, there was $1.5 million in outstanding debt drawn on our foreign credit facility.
Capital Leases
As of June 30, 2014, we had $25.1 million of capital lease obligations outstanding, with a weighted average interest rate of 7.1% and maturities between 2014 and 2019.

Other Notes Payable
As of June 30, 2014, we had $0.3 million of notes payable outstanding, with an interest rate of 6.5% and maturities in 2016. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of June 30, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2014, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable. We do not believe payment of such earnouts to be probable. As of June 30, 2014, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805 of $0.9 million. In accordance with ASC 805, changes to the liability are recognized in our consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. We have received preliminary court approval of the settlement, and we await final court approval. We recorded a liability of $0.9 million as of June 30, 2014 related to the claim, which represents management's best estimate of the probable outcome based on information available.

On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with our customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. We are considering our appeal options. Legal fees associated with the litigation totaled $2.1 million and $2.5 million for the three and six months ended June 30, 2014, respectively.
In addition to the matters described above, we are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
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
Based upon our assessment, we concluded that no goodwill impairment triggering events have occurred during the second quarter of 2014 that would require an additional impairment test.
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
Our projections are driven, in part, by industry data gathered from third parties, including projected growth rates of the AEC industry by segment (i.e., residential and non-residential) and anticipated GDP growth rates, as well as company-specific data such as estimated composition of our customer base (i.e. non-AEC vs. AEC, residential vs. non- residential), historical revenue trends, and EBITDA margin performance of our reporting units. Our revenue projections for each of ARC’s reporting units include the estimated respective customer composition for each reporting unit, year-to-date revenue at the time of the goodwill impairment analysis, and projected growth rates for the related customer types. Although we rely on a variety of internal and external sources in projecting revenue, our relative reliance on each source or trend changes from year to year. In 2012 and into 2013, we noted a continued divergence between our historic revenue growth rates and AEC non-residential construction growth rates, as well as the “dilution” of traditional reprographics as the Company’s dominant business line. Therefore, we increased our reliance upon internal sources for our short-term and long-term revenue forecasts. Once the forecasted revenue was established for each of the reporting units based on the process noted above, using the current year EBITDA margin as a base line, we forecasted future EBITDA margins. In general, our EBITDA margins are significantly affected by (1) revenue trends and (2) cost management initiatives. Revenue trends impact our EBITDA margins because a significant portion of our cost of sales are considered relatively fixed therefore an increase in forecasted revenue (particularly when combined with any cost management or productivity enhancement initiatives) would result in meaningful gross margin expansion. Similarly, a significant portion of our selling, general, and administrative expenses are considered fixed. Hence, in forecasting EBITDA margins, significant reliance was placed on the historical impact of revenue trends on EBITDA margin.
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
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2013 and beyond, assuming all other assumptions remain constant, would result in one reporting unit proceeding to step two of the analysis, although the change would result in no goodwill impairment.
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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of June 30, 2014, the valuation allowance against certain deferred tax assets was $82.5 million.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2013, we entered into a $200.0 million Term Loan Credit Agreement. Borrowings under the Term Loan Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate (subject to a fixed floor of 1.00%). As such, our Term Loan Credit Agreement exposes us to market risk for changes in interest rates.
As of June 30, 2014, we had $210.8 million of total debt, net of discount, and capital lease obligations, of which approximately 13% was at a fixed rate, with the remainder at variable rates. Given our debt position at June 30, 2014 and the 1.00% LIBOR floor on our Term Loan Credit Agreement, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.3 million annually.
As of June 30, 2014, we were not party to any derivative or hedging transactions; however, we have entered into derivative instruments in the past to manage our exposure to changes in interest rates. These instruments allowed us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1) (in thousands)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2014—April 30, 2014	24	$6.40	—	—
May 1, 2014—May 31, 2014	—	—	—	—
June 1, 2014—June 30, 2014	—	—	—	—
Total	24	$6.40	—	—

(1)
Our Stock Plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements by having us withhold shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were withheld during the second quarter of 2014 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

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
Date: August 6, 2014

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