Form 10-Q
period 2014-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2014-11-07
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 31, 2014, there were 46,723,728 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2014

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2014	2013
Assets
Current assets:
Cash and cash equivalents	$24,835	$27,362
Accounts receivable, net of allowances for accounts receivable of $2,507 and $2,517	64,056	56,328
Inventories, net	16,167	14,047
Deferred income taxes	347	356
Prepaid expenses	5,208	4,324
Other current assets	3,466	4,013
Total current assets	114,079	106,430
Property and equipment, net of accumulated depreciation of $215,606 and $206,636	59,515	56,181
Goodwill	212,608	212,608
Other intangible assets, net	24,682	27,856
Deferred financing fees, net	2,575	3,242
Deferred income taxes	976	1,186
Other assets	2,356	2,419
Total assets	$416,791	$409,922
Liabilities and Equity
Current liabilities:
Accounts payable	$25,427	$23,363
Accrued payroll and payroll-related expenses	14,733	11,497
Accrued expenses	23,369	21,365
Current portion of long-term debt and capital leases	11,394	21,500
Total current liabilities	74,923	77,725
Long-term debt and capital leases	194,238	198,228
Deferred income taxes	33,110	31,667
Other long-term liabilities	3,059	3,163
Total liabilities	305,330	310,783
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,790 and 46,365 shares issued and 46,721 and 46,320 shares outstanding	46	46
Additional paid-in capital	109,690	105,806
Retained deficit	(5,026)	(14,628)
Accumulated other comprehensive income	229	634
	104,939	91,858
Less cost of common stock in treasury, 69 and 45 shares	319	168
Total ARC Document Solutions, Inc. stockholders’ equity	104,620	91,690
Noncontrolling interest	6,841	7,449
Total equity	111,461	99,139
Total liabilities and equity	$416,791	$409,922
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2014	2013	2014	2013
Service sales	$94,426	$88,830	$279,555	$268,258
Equipment and supplies sales	12,381	12,422	36,607	37,652
Total net sales	106,807	101,252	316,162	305,910
Cost of sales	70,584	68,372	206,798	205,040
Gross profit	36,223	32,880	109,364	100,870
Selling, general and administrative expenses	26,331	24,019	80,720	72,683
Amortization of intangible assets	1,497	1,610	4,498	5,056
Restructuring expense	11	657	765	1,765
Income from operations	8,384	6,594	23,381	21,366
Other income	(22)	(25)	(71)	(86)
Loss on extinguishment of debt	347	262	347	262
Interest expense, net	3,780	5,895	11,637	18,012
Income before income tax provision	4,279	462	11,468	3,178
Income tax provision	659	790	1,930	1,946
Net income (loss)	3,620	(328)	9,538	1,232
Loss (income) attributable to noncontrolling interest	41	(122)	64	(545)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$3,661	$(450)	$9,602	$687
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$(0.01)	$0.21	$0.01
Diluted	$0.08	$(0.01)	$0.20	$0.01
Weighted average common shares outstanding:
Basic	46,338	45,976	46,195	45,880
Diluted	47,015	45,976	46,856	45,947
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss)	$3,620	$(328)	$9,538	$1,232
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(428)	385	(463)	259
Other comprehensive (loss) income, net of tax	(428)	385	(463)	259
Comprehensive income	3,192	57	9,075	1,491
Comprehensive (loss) income attributable to noncontrolling interest	(43)	182	(122)	757
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$3,235	$(125)	$9,197	$734
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	50	—	2,049	—	—	—	—	2,049
Issuance of common stock under Employee Stock Purchase Plan	4	—	13	—	—	—	—	13
Treasury shares	28	—	—	—	—	(90)	—	(90)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(485)	(485)
Comprehensive income:
Net income	—	—	—	687	—	—	545	1,232
Foreign currency translation adjustments	—	—	—	—	47	—	212	259
Comprehensive income								1,491
Balance at September 30, 2013	46,356	$46	$104,572	$1,382	$736	$(134)	$7,213	$113,815

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Income (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	174	—	2,618	—	—	—	—	2,618
Issuance of common stock under Employee Stock Purchase Plan	11	—	65	—	—	—	—	65
Stock options exercised	216	—	1,201	—	—	—	—	1,201
Treasury shares	24	—	—	—	—	(151)	—	(151)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(486)	(486)
Comprehensive income:
Net income (loss)	—	—	—	9,602	—	—	(64)	9,538
Foreign currency translation adjustments	—	—	—	—	(405)	—	(58)	(463)
Comprehensive income								9,075
Balance at September 30, 2014	46,790	$46	$109,690	$(5,026)	$229	$(319)	$6,841	$111,461
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cash flows from operating activities
Net income (loss)	$3,620	$(328)	$9,538	$1,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	197	105	444	551
Depreciation	7,039	7,059	21,063	21,034
Amortization of intangible assets	1,497	1,610	4,498	5,056
Amortization of deferred financing costs	190	270	587	831
Amortization of discount on long-term debt	207	168	656	500
Stock-based compensation	956	728	2,618	2,049
Deferred income taxes	2,100	182	6,272	918
Deferred tax valuation allowance	(1,615)	386	(4,652)	560
Restructuring expense, non-cash portion	—	70	—	363
Loss on early extinguishment of debt	347	262	347	262
Other non-cash items, net	(401)	(68)	(337)	(363)
Changes in operating assets and liabilities:
Accounts receivable	(930)	4,491	(8,424)	(7,358)
Inventory	(142)	441	(2,071)	721
Prepaid expenses and other assets	(946)	(1,102)	(309)	1,988
Accounts payable and accrued expenses	3,192	5,745	6,819	11,666
Net cash provided by operating activities	15,311	20,019	37,049	40,010
Cash flows from investing activities
Capital expenditures	(3,430)	(4,814)	(10,027)	(14,856)
Payments related to business acquisitions	—	—	(342)	—
Other	105	83	505	622
Net cash used in investing activities	(3,325)	(4,731)	(9,864)	(14,234)
Cash flows from financing activities
Proceeds from stock option exercises	191	—	1,201	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	17	4	65	13
Share repurchases, including shares surrendered for tax withholding	—	—	(151)	(90)
Proceeds from borrowings on long-term debt agreements	—	—	—	402
Payments of debt extinguishment costs	—	(66)	—	(66)
Early extinguishment of long-term debt	(5,000)	(7,000)	(12,500)	(7,000)
Payments on long-term debt agreements and capital leases	(5,497)	(2,988)	(16,437)	(9,395)
Net repayments under revolving credit facilities	(532)	(228)	(828)	(438)
Payment of deferred financing costs	—	—	(454)	—
Dividends paid to noncontrolling interest	(486)	(485)	(486)	(485)
Net cash used in financing activities	(11,307)	(10,763)	(29,590)	(17,059)
Effect of foreign currency translation on cash balances	(50)	152	(122)	316
Net change in cash and cash equivalents	629	4,677	(2,527)	9,033
Cash and cash equivalents at beginning of period	24,206	32,377	27,362	28,021
Cash and cash equivalents at end of period	$24,835	$37,054	$24,835	$37,054
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$5,506	$2,491	$14,909	$6,737
Contingent liabilities in connection with business acquisitions	$186	$—	$1,110	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) is the nation's leading document solutions provider for the architectural, engineering and construction (“AEC”) industry while also providing document solutions to businesses of all types. ARC offers a variety of services including: Onsite Services, Digital Services, Color Services, and Traditional Reprographics Services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.
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
Segment Reporting
The provisions of Accounting Standards Codification (“ASC”) 280, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense and whose operating results are reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker. Because its operating segments have similar products and services, classes of customers, production processes and economic characteristics, the Company is deemed to operate as a single reportable segment.
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Service Sales
Onsite services(1)	$34,950	$30,990	$100,442	$90,542
Traditional reprographics	28,196	28,907	86,702	88,981
Color	22,869	20,638	67,182	63,389
Digital	8,411	8,295	25,229	25,346
Total services sales	94,426	88,830	279,555	268,258
Equipment and supplies sales	12,381	12,422	36,607	37,652
Total net sales	$106,807	$101,252	$316,162	$305,910

(1)	Represents work done at the Company’s customer sites which includes Managed Print Services (“MPS”) and Facilities Management (“FM”).
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common stock equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2014, stock options for 1.7 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and nine months ended September 30, 2013, stock options for 2.2 million and 3.6 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive.
Basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 were calculated using the following common shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding—basic	46,338	45,976	46,195	45,880
Effect of dilutive impact on equity-based compensation awards	677	—	661	67
Weighted average common shares outstanding—diluted	47,015	45,976	46,856	45,947
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
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. Restructuring expenses for the three and nine months ended September 30, 2014 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Employee termination costs	$—	$1	$—	$12
Estimated lease termination and obligation costs	7	395	540	1,361
Other restructuring expenses	4	261	225	392
Total restructuring expenses	$11	$657	$765	$1,765
The changes in the restructuring liability from December 31, 2013 through September 30, 2014 are summarized as follows:

Nine Months Ended September 30, 2014
Balance, December 31, 2013	$539
Restructuring expenses	765
Payments	(1,194)
Balance, September 30, 2014	$110
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2014, the Company performed its assessment and determined that goodwill was not impaired.
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
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2014 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2015, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles—Goodwill and Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
There was no change to the carrying amount of goodwill from January 1, 2013 through September 30, 2014.
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
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years. The Company acquired three businesses during the nine months ended September 30, 2014 and recorded customer relationship intangibles of $1.4 million related to the acquisitions. Consideration for the purchase of the three businesses included cash payments of $0.3 million for the nine months ended September 30, 2014, and earnout liabilities of $0.2 million and $1.1 million for the three and nine months ended September 30, 2014, respectively. The Company's requirement to pay these earnout liabilities is contingent upon the future financial growth of the three acquired businesses.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2014 and December 31, 2013 which continue to be amortized:

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,033	$74,892	$24,141	$97,775	$70,495	$27,280
Trade names and trademarks	20,369	19,828	541	20,375	19,799	576
	$119,402	$94,720	$24,682	$118,150	$90,294	$27,856
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2014 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2014 (excluding the nine months ended September 30, 2014)	$1,473
2015	5,531
2016	4,728
2017	4,180
2018	3,781
Thereafter	4,989
$24,682
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.7 million and $1.9 million in relation to pretax income of $4.3 million and $11.5 million for the three and nine months ended September 30, 2014, respectively. The income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance on certain deferred assets was needed. As of September 30, 2014, the Company has a $80.9 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.3 million as of September 30, 2014, which relate to foreign entities, are considered more likely than not to be realized. The valuation allowance of $80.9 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of September 30, 2014 included in other current assets in its condensed consolidated balance sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2014	December 31, 2013
Term loan credit agreement maturing 2018, net of original issue discount of $3,135 and $4,000; 6.25% interest rate at September 30, 2014 and December 31, 2013, respectively.	$176,865	$196,000
Various capital leases; weighted average interest rate of 7.0% and 7.5% at September 30, 2014 and December 31, 2013, respectively; principal and interest payable monthly through November 2019	27,563	21,516
Borrowings from foreign revolving credit facilities; 0.6% interest rate at September 30, 2014 and December 31, 2013	971	1,811
Various other notes payable with a weighted average interest rate of 6.5% and 6.4% at September 30, 2014 and December 31, 2013, respectively; principal and interest payable monthly through June 2016	233	401
	205,632	219,728
Less current portion	(11,394)	(21,500)
	$194,238	$198,228

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

The Term Loan Credit Agreement maturity date, with respect to the initial $200.0 million term loan, is December 20, 2018. Under the Term Loan Credit Agreement, the Company is required to make regularly scheduled principal payments of $2.5 million each quarter, with all remaining unpaid principal due at maturity. During the nine months ended September 30, 2014, the Company made its scheduled principal payments of $7.5 million and voluntarily prepaid $12.5 million of its scheduled principal payments due through December 31, 2015.

The term loan extended under the Term Loan Credit Agreement can be maintained in different tranches consisting of Eurodollar loans or as base rate loans. It is expected that the borrowings under the Term Loan Credit Agreement will be maintained in Eurodollars and therefore will bear interest, for any interest period, at a rate per annum equal to (i) the higher of (A) the LIBOR rate for U.S. dollar deposits for a period equal to the applicable interest period as determined by the administrative agent in accordance with the Term Loan Credit Agreement and (B) with respect to the initial term loans only, 1.00%, plus (ii) an applicable margin of 5.25%.

The Company pays certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
In accordance with the Term Loan Credit Agreement, the Company is required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, the Company is required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. The Company was in compliance with the Term Loan Credit Agreement covenants as of September 30, 2014.

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

As of and during the nine months ended September 30, 2014, the Company did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of September 30, 2014, based on inventory and accounts receivable of the Company’s subsidiaries organized in the US and Canada, the Company’s borrowing availability under the 2012 Credit Agreement was $40.0 million. Standby letters of credit totaling $2.3 million reduced the Company’s borrowing availability under the 2012 Credit Agreement to $37.7 million as of September 30, 2014.
Foreign Credit Agreement
In the third quarter of 2013, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of September 30, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. The Company is subject to earnout obligations entered into in connection with acquisitions. If acquired businesses generate sales and/or operating profits in excess of predetermined targets, the Company is obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2014, the Company has potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable. The Company does not believe payment of such earnouts to be probable. As of September 30, 2014, the Company recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805 of $1.1 million. In accordance with ASC 805, changes to the liability are recognized in the company's consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company has a liability of $0.9 million as of September 30, 2014 related to the claim, which represents management's best estimate based on information available.

On February 1, 2013, ARC filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with ARC customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. ARC instituted this suit to stop the defendant from using similar unfair business practices against it in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In August 2014, the Company filed a Notice of Appeal. Legal fees associated with the litigation totaled $0.3 million and $2.8 million for the three and nine months ended September 30, 2014, respectively, and are recorded within selling, general and administrative expenses in the condensed consolidated statement of operations.

In addition to the matters described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
8. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of September 30, 2014, 2.9 million shares remain available for issuance under the Stock Plan.
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
During the nine months ended September 30, 2014, the Company granted options to acquire a total of 518 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over three years and expire 10 years after the date of grant. In addition, the Company granted options to acquire a total of 48 thousand and 13 thousand shares of the Company’s common stock to its Chief Operating Officer and its Chief Financial Officer, respectively, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over four years and expire 10 years after the date of grant.
During the nine months ended September 30, 2014, the Company granted 144 thousand shares of restricted stock to the Company's Chief Executive Officer. The restricted stock vests annually over four years after the date of grant. In addition, the Company granted 9 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.0 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $2.6 million and $2.0 million for the nine months ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, total unrecognized compensation cost related to unvested stock-based payments totaled $4.6 million and is expected to be recognized over a weighted-average period of 2.0 years.
9. Fair Value Measurements
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $8.6 million and $12.9 million as of September 30, 2014 and December 31, 2013, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Contingent Liabilities: The Company recognizes liabilities for future earnout obligations on business acquisitions at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Liabilities for future earnout obligations totaled $1.1 million as of September 30, 2014.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2014 for borrowings under its Term Loan Credit Agreement is $176.9 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $181.4 million as of September 30, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2013 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.
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
Onsite Services consists of placement, management, and optimization of print and imaging equipment in our customers' facilities, relieving them of the burden of owning and managing print devices and print networks, and shifting their costs to a “per-use” basis. Onsite Services sales are driven by the ongoing print needs of our customers, and are less exposed to the episodic large-format printing needs associated with construction projects.
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
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing managed print services, technology-based document management services, and digital color imaging, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services revenue line), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics revenue line). This belief is supported by the fact that our Onsite Services in the third quarter of 2014 are 33% of our total sales as compared to 26% for Traditional Reprographics. Onsite Services is our largest service offering and continues to grow at a rate of more than 10% on a year-over-year basis. In comparison, our revenue mix for the third quarter of 2013 consisted of 31% of our sales coming from Onsite Services as compared to 29% for Traditional Reprographics.
We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry that include our legacy reprographics business as well as our newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still primarily the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the nine months ended September 30, 2014, with the remaining 23% consisting of sales to non-AEC industries.
We identify operating segments based on the various business activities that earn revenue and incur expense. Since our operating segments have similar products and services, classes of customers, production processes and economic characteristics, we are deemed to operate as a single reportable segment. See Note 1 “Description of Business and Basis of Presentation” for further information.
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs” which consist primarily of expenses for service center ("offsite") facilities and equipment. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
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
In the nine months ended September 30 2014, our gross margins improved by 160 basis points compared to the same period in 2013.We attribute this improvement primarily to our restructuring efforts initiated in October 2012 and ongoing margin improvement programs, both of which suggest continuing, though abated, year-over-year margin expansion in future periods.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2014 and 2013 to reflect the exclusion of loss on extinguishment of debt, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2014 and 2013. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We presented adjusted EBITDA in the three and nine months ended September 30, 2014 and 2013 to exclude loss on extinguishment of debt, trade secret litigation costs, stock-based compensation expense, and restructuring expense. The adjustment of EBITDA for non-cash adjustments is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income (loss) attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cash flows provided by operating activities	$15,311	$20,019	$37,049	$40,010
Changes in operating assets and liabilities, net of effect of business acquisitions	(1,174)	(9,575)	3,985	(7,017)
Non-cash expenses, including depreciation, amortization and restructuring	(10,517)	(10,772)	(31,496)	(31,761)
Income tax provision	659	790	1,930	1,946
Interest expense, net	3,780	5,895	11,637	18,012
Loss (income) attributable to the noncontrolling interest	41	(122)	64	(545)
EBIT	8,100	6,235	23,169	20,645
Depreciation and amortization	8,536	8,669	25,561	26,090
EBITDA	16,636	14,904	48,730	46,735
Interest expense, net	(3,780)	(5,895)	(11,637)	(18,012)
Income tax provision	(659)	(790)	(1,930)	(1,946)
Depreciation and amortization	(8,536)	(8,669)	(25,561)	(26,090)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$3,661	$(450)	$9,602	$687
The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$3,661	$(450)	$9,602	$687
Interest expense, net	3,780	5,895	11,637	18,012
Income tax provision	659	790	1,930	1,946
EBIT	8,100	6,235	23,169	20,645
Depreciation and amortization	8,536	8,669	25,561	26,090
EBITDA	16,636	14,904	48,730	46,735
Loss on extinguishment of debt	347	262	347	262
Trade secret litigation costs(1)	306	—	2,787	—
Restructuring expense	11	657	765	1,765
Stock-based compensation	956	728	2,618	2,049
Adjusted EBITDA	$18,256	$16,551	$55,247	$50,811

(1)	See “Selling, General and Administrative Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding trade secret litigation.

The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014 (1)	2013 (1)	2014 (1)	2013 (1)
Net income margin attributable to ARC	3.4%	(0.4)%	3.0%	0.2%
Interest expense, net	3.5	5.8	3.7	5.9
Income tax provision	0.6	0.8	0.6	0.6
EBIT margin	7.6	6.2	7.3	6.7
Depreciation and amortization	8.0	8.6	8.1	8.5
EBITDA margin	15.6	14.7	15.4	15.3
Loss on extinguishment of debt	0.3	0.3	0.1	0.1
Trade secret litigation costs(2)	0.3	—	0.9	—
Restructuring expense	—	0.6	0.2	0.6
Stock-based compensation	0.9	0.7	0.8	0.7
Adjusted EBITDA margin	17.1%	16.3%	17.5%	16.6%

(1)	Column does not foot due to rounding

(2)	See “Selling, General and Administrative Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding trade secret litigation.
The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2014	2013	2014	2013
Net income (loss) attributable to ARC Document Solutions, Inc.	$3,661	$(450)	$9,602	$687
Loss on extinguishment of debt	347	262	347	262
Restructuring expense	11	657	765	1,765
Trade secret litigation costs(1)	306	—	2,787	—
Income tax benefit related to above items	(258)	(359)	(1,519)	(790)
Deferred tax valuation allowance and other discrete tax items	(1,172)	685	(2,798)	1,073
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$2,895	$795	$9,184	$2,997
Actual:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$(0.01)	$0.21	$0.01
Diluted	$0.08	$(0.01)	$0.20	$0.01
Weighted average common shares outstanding:
Basic	46,338	45,976	46,195	45,880
Diluted	47,015	45,976	46,856	45,947
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.02	$0.20	$0.07
Diluted	$0.06	$0.02	$0.20	$0.07
Weighted average common shares outstanding:
Basic	46,338	45,976	46,195	45,880
Diluted	47,015	46,487	46,856	45,947

(1)	See “Selling, General and Administrative Expenses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding trade secret litigation.

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
The following is reconciliation of cash flows provided by operating activities to FCF:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Cash flows provided by operating activities (1)	$15,311	$20,019	$37,049	$40,010
Capital expenditures	(3,430)	(4,814)	(10,027)	(14,856)
Free Cash Flows	$11,881	$15,205	$27,022	$25,154

(1)
Cash flows provided by operating activities for the three and nine months ended September 30, 2013 includes cash payments related to restructuring of $0.7 million and $3.3 million, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2013 includes an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return. Cash flows provided by operating activities for the three and nine months ended September 30, 2014 includes cash payments for trade secret litigation costs of $1.1 million and $2.6 million, respectively, and cash payments related to restructuring of $0.6 million and $1.2 million, respectively.

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2014 (1)	2013 (1)	$	%	2014 (1)	2013	$	%
Onsite services(2)	$35.0	$31.0	$4.0	12.8%	$100.4	$90.5	$9.9	10.9%
Traditional reprographics	28.2	28.9	(0.7)	(2.5)%	86.7	89.0	(2.3)	(2.6)%
Color	22.9	20.6	2.2	10.8%	67.2	63.4	3.8	6.0%
Digital	8.4	8.3	0.1	1.4%	25.2	25.3	(0.1)	(0.5)%
Equipment and supplies sales	12.4	12.4	—	(0.3)%	36.6	37.7	(1.0)	(2.8)%
Total net sales	$106.8	$101.3	$5.6	5.5%	$316.2	$305.9	$10.3	3.4%
Gross profit	$36.2	$32.9	$3.3	10.2%	$109.4	$100.9	$8.5	8.4%
Selling, general and administrative expenses	$26.3	$24.0	$2.3	9.6%	$80.7	$72.7	$8.0	11.1%
Amortization of intangibles	$1.5	$1.6	$(0.1)	(7.0)%	$4.5	$5.1	$(0.6)	(11.0)%
Restructuring expense	$—	$0.7	$(0.6)	(98.3)%	$0.8	$1.8	$(1.0)	(56.7)%
Loss on extinguishment of debt	$0.3	$0.3	$0.1	32.4%	$0.3	$0.3	$—	—%
Interest expense, net	$3.8	$5.9	$(2.1)	(35.9)%	$11.6	$18.0	$(6.4)	(35.4)%
Income tax provision	$0.7	$0.8	$(0.1)	(16.6)%	$1.9	$1.9	$—	(0.8)%
Net income (loss) attributable to ARC	$3.7	$(0.5)	$4.1	(913.6)%	$9.6	$0.7	$8.9	1,297.7%
Adjusted net income attributable to ARC	$2.9	$0.8	$2.1	264.2%	$9.2	$3.0	$6.2	206.4%
EBITDA	$16.6	$14.9	$1.7	11.6%	$48.7	$46.7	$2.0	4.3%
Adjusted EBITDA	$18.3	$16.6	$1.7	10.3%	$55.2	$50.8	$4.4	8.7%

(1)	Column does not foot due to rounding

(2)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014 (1)	2013 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	67.5	65.4	67.0
Gross profit	33.9	32.5	34.6	33.0
Selling, general and administrative expenses	24.7	23.7	25.5	23.8
Amortization of intangibles	1.4	1.6	1.4	1.7
Restructuring expense	—	0.6	0.2	0.6
Income from operations	7.8	6.5	7.4	7.0
Loss on extinguishment of debt	0.3	0.3	0.1	0.1
Interest expense, net	3.5	5.8	3.7	5.9
Income before income tax provision	4.0	0.5	3.6	1.0
Income tax provision	0.6	0.8	0.6	0.6
Net income (loss)	3.4	(0.3)	3.0	0.4
Loss (income) attributable to the noncontrolling interest	—	(0.1)	—	(0.2)
Net income attributable to ARC	3.4%	(0.4)%	3.0%	0.2%
EBITDA	15.6%	14.7%	15.4%	15.3%
Adjusted EBITDA	17.1%	16.3%	17.5%	16.6%

(1)	Column does not foot due to rounding
Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013
Net Sales
Net sales for the three and nine months ended September 30, 2014 increased by 5.5% and 3.4%, respectively, compared to the same periods in 2013. The increase for the three and nine months ended September 30, 2014 was primarily due to higher sales activity for Onsite Services and Color Services, which was partially offset by lower sales activity in our Traditional Reprographics Services. The overall net sales for the nine months ended September 30, 2014 were also negatively affected by the inclement weather conditions through much of the United States during the first quarter of 2014. While actual service center closings due to weather were few, customer activity (both at our service centers as well as at customer locations) dropped considerably during the weeks when large parts of the country were affected by below freezing temperatures and heavy snows during the first quarter of 2014. We estimate related sales decreases for the period to be in the range of $1.0 million and $1.5 million. The decreases were experienced in all business lines, including Onsite Services, where entire office buildings were closed due to the inclement weather.
In the three and nine months ended September 30, 2014, Onsite Services generated the largest percentage of net sales, and it produced the highest percentage change from the prior year at 12.8% and 10.9%, respectively. Declines in Traditional Reprographics sales remain influenced by lower project volume and the continuing trend of a greater use of digital processes for document workflow and less reliance on print.
Onsite Services. Year-over-year sales of Onsite Services increased by $4.0 million, or 12.8%, and $9.9 million, or 10.9%, for the three and nine months ended September 30, 2014, respectively. Revenues from Onsite Services sales represented 33% and 32% of total net sales for the three and nine months ended September 30, 2014, respectively, compared to 31% and 30% for the three and nine months ended September 30, 2013, respectively. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment that we own or lease at a construction site or in our customers’ offices, typically referred to as a facilities management engagement or “traditional FM,” and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing, typically referred to as managed print services, or “MPS.” In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”

The number of Onsite Services accounts has grown to approximately 8,330 as of September 30, 2014, an increase of approximately 830 locations compared to September 30, 2013, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with approximately 20 of the largest 50 AEC firms. As our Onsite Services, and more specifically MPS services, become a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven primarily by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
Traditional Reprographics. Year-over-year sales of Traditional Reprographics Services decreased $0.7 million, or 2.5%, and $2.3 million, or 2.6%, during the three and nine months ended September 30, 2014, respectively. Revenues from Traditional Reprographics represented 26% and 27% of total net sales for the three and nine months ended September 30, 2014, respectively, as compared to 29% during the same periods in 2013. Overall Traditional Reprographics Services sales nationwide were negatively affected by lower project volume, poor weather conditions over much of the US during the early part of the first quarter, as well as the lower volume of printed construction drawings due to the adoption of technology referenced above, and increased production of documents on customer sites as opposed to documents being produced at our service centers.
Color Services. Year-over-year sales of Color Services increased $2.2 million or 10.8% and $3.8 million or 6.0%, for the three and nine months ended September 30, 2014, respectively. The increase in sales from Color Services is primarily due to additional sales realized from the acquisition of two businesses in the United Kingdom during the second quarter of 2014. Also contributing to our color sales growth is our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.
Digital Services. Year-over-year sales of Digital Services increased by $0.1 million, or 1.4%, for the three months ended September 30, 2014, and decreased by $0.1 million, or 0.5%, for the nine months ended September 30, 2014. Revenues from Digital Services sales remained consistent at 8% of total net sales for the three and nine months ended September 30, 2014, as compared to the same period in 2013. Year-over-year sales of Digital Services has remained relatively unchanged due to a decline in those services related to project-based work performed at our service centers, offset in part by sales of our AIM services which were introduced into the market in 2013. Currently, the revenue generating activities included in Digital Services consist of both construction project and non-construction project related services, but do not include revenues generated by Abacus, our onsite services technology, which is sold as part of our overall MPS offering.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies were flat for the three months ended September 30, 2014, and decreased by $1.0 million, or 2.8%, for the nine months ended September 30, 2014. The decrease during the nine months ended September 30, 2014 was primarily due to a decline in equipment sales in our operations in China partially offset by increased equipment sales in the United States during the second and third quarters of 2014. Revenues from Equipment and Supplies Sales represented approximately 12% of total net sales for both the three and nine months ended September 30, 2014, as well as for the same periods in 2013. The decrease in Equipment and Supplies Sales in China was driven by a softening Chinese economy and a corresponding decrease in capital expenditures from several of our largest customers in China. Chinese operations had sales of equipment and supplies of $3.9 million and $12.3 million for the three and nine months ended September 30, 2014, respectively, as compared to $4.6 million and $13.9 million for the three and nine months ended September 30, 2013. To date, the Chinese market has shown a preference for owning print and imaging related equipment as opposed to using equipment through an onsite services arrangement. The growth of equipment sales in the United States in the second and third quarters of 2014 was driven by large equipment purchases from customers who prefer to own their own equipment. Quarterly movements in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States, as we are placing more focus on growth in our Onsite Services and converting sales contracts to Onsite Services agreements.
Gross Profit
During the three months ended September 30, 2014, gross profit and gross margin increased to $36.2 million, and 33.9%, compared to $32.9 million, and 32.5%, during the same periods in 2013, on a sales increase of $5.6 million.
During the nine months ended September 30, 2014, gross profit and gross margin increased to $109.4 million, and 34.6%, compared to $100.9 million, and 33.0%, during the same periods in 2013, on a sales increase of $10.3 million.
We were able to achieve expansion of our gross margins of 140 and 160 basis points for the three and nine months ended September 30, 2014, respectively, due primarily to (1) increased sales, (2) margin expansion programs at our service centers and customer onsite locations, and (3) related initiatives that began with the Company's restructuring in 2012. Specifically, year-over-year overhead costs as a percentage of sales decreased by approximately 100 basis points for the three and nine months ended

September 30, 2014, primarily due to savings from facility closures and related cost reductions in response to the declining sales in our service centers. We believe the savings from these efforts are sustainable, and we believe the effect of these measures coupled with leveraging our fixed costs in an environment of increasing sales should result in continued margin expansion in 2014, though at an abated level from both this quarter and 2013 levels.
A shift in our business mix also contributed to the year-over-year increase in gross margins for the three and nine months ended September 30, 2014. Due to ongoing margin expansion initiatives and a decline in lower-margin equipment and supplies sales, material costs as a percentage of consolidated sales for the three and nine months ended September 30, 2014 were 30 and 70 basis points lower, respectively, as compared to the same periods in 2013.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased $2.3 million and $8.0 million, during the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013.
Sales and marketing expenses increased $0.5 million and $2.5 million, for the three and nine months ended September 30, 2014, respectively, driven by increased sales commissions resulting from an increase in sales year-over-year, as well as our continued investment in our sales team which included: (1) hiring of new sales and sales administrative personnel, and (2) expanded training of new and existing sales personnel to implement specific sales initiatives supporting our digital services, onsite, and color offerings.
General and administrative expenses for the three and nine months ended September 30, 2014 increased $1.8 million or 13.2%, and $5.5 million or 13.1%, compared to the same periods in 2013, respectively. The rise in expenses was primarily due to legal fees related to trade secret litigation during 2014, as well as an increase in accrued incentive bonuses due to an improvement in the Company's financial performance in 2014.

On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, amongst other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with our customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In August 2014, we filed a Notice of Appeal. Legal fees associated with the litigation totaled $0.3 million and $2.8 million for the three and nine months ended September 30, 2014, respectively.
Amortization of Intangibles
Amortization of intangibles of $1.5 million and $4.5 million for the three and nine months ended September 30, 2014, decreased by $0.1 million or 7.0%, and $0.6 million or 11.0%, compared to the same periods in 2013, primarily due to the complete amortization of certain customer relationships related to historical acquisitions.
Restructuring expense
Restructuring expenses for the nine months ended September 30, 2014 totaled $0.8 million, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Loss on extinguishment of debt
As of September 30, 2014, we have paid $20.0 million in aggregate principal amount of our $200.0 million Term Loan Credit Agreement, which was $12.5 million more than the mandatory principal payments. The $12.5 million early pay down of the term loan resulted in a loss on extinguishment of debt of $0.3 million for the three and nine months ended September 30, 2014.
Interest Expense, Net
Net interest expense was $3.8 million and $11.6 million during the three and nine months ended September 30, 2014, respectively, compared to $5.9 million and $18.0 million, in the same periods in 2013. The year-over-year decrease in interest expense for the three and nine months ended September 30, 2014 was primarily due to the purchase and redemption of all our outstanding 10.5% senior notes in 2013, and the replacement of the notes with a Term Loan Credit Agreement. By refinancing the 10.5% senior notes with the Term Loan Credit Agreement in December of 2013, we were able to reduce our effective interest rate on our long-term debt from 10.5% (or $21.0 million of interest per year on our then outstanding $200 million of principal) to 6.25% (or $12.5 million of interest per year on our then outstanding $200 million of principal).

Income Taxes
We recorded an income tax provision of $0.7 million and $1.9 million in relation to pretax income of $4.3 million and $11.5 million for the three and nine months ended September 30, 2014, respectively.
For the three and nine months ended September 30, 2014, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of September 30, 2014, we had approximately $91.0 million of consolidated federal and approximately $94.4 million of consolidated state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforward will begin to expire in varying amounts between 2031 and 2033. The state net operating loss carryforwards expire in varying amounts between 2015 and 2033.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $3.7 million and $9.6 million, during the three and nine months ended September 30, 2014, respectively, as compared to net (loss) income attributable to ARC of $(0.5) million and $0.7 million in the same periods in 2013. The increase in net income attributable to ARC in 2014 versus prior year period is primarily due to the increase sales and gross margins and a reduction in interest expense in 2014. This increase was partially offset by the increase in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin increased to 15.6% and 15.4% for the three and nine months ended September 30, 2014, respectively from 14.7% and 15.3% for the same periods of 2013. Excluding the effect of stock-based compensation, loss on extinguishment of debt, legal fees associated with trade secret litigation, and restructuring expense, adjusted EBITDA margin increased to 17.1% and 17.5% during the three and nine months ended September 30, 2014, as compared to 16.3% and 16.6% during the same periods in 2013. The increase in adjusted EBITDA was due primarily to the increase in gross margins, as noted above.
Impact of Inflation
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, and capital expenditures. In December 2013, we entered into a $200.0 million Term Loan Credit Agreement, and the related proceeds were used to repurchase and redeem all of our remaining outstanding 10.5% senior unsecured notes. Total cash and cash equivalents as of September 30, 2014 was $24.8 million. Of this amount, $12.4 million was held in foreign countries, with $10.8 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2014	2013	2014	2013
Net cash provided by operating activities	$15,311	$20,019	$37,049	$40,010
Net cash used in investing activities	$(3,325)	$(4,731)	$(9,864)	$(14,234)
Net cash used in financing activities	$(11,307)	$(10,763)	$(29,590)	$(17,059)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The overall reduction in cash flows from operations during the three and nine months ended September 30, 2014 over the same periods in 2013 were primarily due to: an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return; cash payments for trade secret litigation costs of $1.1 million and $2.6 million for the three and nine months ended September 30, 2014, respectively; cash interest payments on borrowings under our Term Loan Credit Agreement which have interest due quarterly compared to our 10.5% senior unsecured notes outstanding in 2013 for which interest payments were due semi-annually; and an increase in accounts receivable driven by increasing sales as noted above. These reductions were partially offset by: the increase in our net income driven by our expansion of adjusted EBITDA as described above; a reduction in our interest expense resulting from the repurchases of our 10.5% senior unsecured notes in 2013; and cash payments related to our restructuring plan of $1.2 million for the nine months ended September 30, 2014 compared to $3.3 million for the same period in 2013. Days sales outstanding (“DSO”) increased to 54 days as of September 30, 2014 compared to 52 as of September 30, 2013. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $10.0 million and $14.9 million for the nine months ended September 30, 2014 and 2013, respectively. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we increasingly choose to lease rather than purchase equipment to meet the demand driven by the growth in Onsite Services.
Financing Activities
Net cash of $29.6 million used in financing activities during the nine months ended September 30, 2014 primarily relates to payments on our debt agreements and capital leases. As of September 30, 2014, we have paid $20.0 million in aggregate principal amount of our $200.0 million Term Loan Credit Agreement, which was $12.5 million above our mandatory payment amount.
Our cash position, working capital, and debt obligations as of September 30, 2014, and December 31, 2013, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2014	December 31, 2013
Cash and cash equivalents	$24,835	$27,362
Working capital	$39,156	$28,705

Borrowings from term loan facility and senior secured credit facility(1)	$176,865	$196,000
Other debt obligations	28,767	23,728
Total debt obligations	$205,632	$219,728

(1)	Net of original issue discount of $3,135 and $4,000 at September 30, 2014 and December 31, 2013, respectively.
The increase of $10.5 million in working capital in 2014 was primarily due to an increase in accounts receivable of $7.7 million, and a decrease in the current portion of long-term debt and capital leases of $10.1 million. These variances were partially offset by an increase in accrued payroll and payroll-related expenses of $3.2 million and a decrease in cash of $2.5 million. The increase in accounts receivable was due primarily to the increase in sales of 5.5% during the third quarter of 2014, as compared to the same period in prior year. The decrease in the current portion of long-term debt and cash was primarily due to the $20.0 million principal payment towards our $200.0 million Term Loan Credit Agreement, of which $12.5 million was a prepayment towards the minimum required principal payments due for the next five quarters. The increase in accrued payroll and payroll-related expenses was due to the timing of payments and accrued incentive bonuses for 2014. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $24.8 million, availability under our revolving credit facility, availability under our equipment lease lines, and additional cash flows provided by operations should be more than adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our senior secured revolving credit facility, which had no debt outstanding as of September 30, 2014, other than contingent reimbursement obligations for undrawn standby letters of credit described below. See “Debt Obligations” section for further information related to our current credit facility.
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
While we have not been actively seeking growth through acquisition during the last three years, management continues to selectively evaluate potential acquisitions.
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
In accordance with the term loan facility agreement, we are required to maintain an Interest Expense Coverage Ratio (as defined in the Term Loan Credit Agreement) greater than or equal to 2.00:1.00 as of the end of each fiscal quarter. In addition, we are required to maintain a Total Leverage Ratio less than or equal to (i) 4.50:1.00 for any fiscal quarter ending through December 31, 2014; (ii) 4.25:1.00 for any fiscal quarter ending between March 31, 2015 and December 31, 2015; (iii) 4.00:1.00 for any fiscal quarter ending between March 31, 2016 and December 31, 2016; (iv) 3.75:1.00 for any fiscal quarter ending between March 31, 2017 and December 31, 2017; and (v) 3.50:1.00 for any fiscal quarter ending March 31, 2018 and thereafter. As of September 30, 2014, our Interest Expense Coverage Ratio was 3.37:1.00, and our Total Leverage Ratio was 2.99:1.00. We were in compliance with the Term Loan Credit Agreement covenants as of September 30, 2014.
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
As of and during the nine months ended September 30, 2014, we did not have any outstanding debt under the 2012 Credit Agreement, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under the 2012 Credit Agreement.
As of September 30, 2014, based on inventory and accounts receivable of our subsidiaries organized in the US and Canada, our borrowing availability under the 2012 Credit Agreement was $40.0 million; however, outstanding standby letters of credit issued under the 2012 Credit Agreement totaling $2.3 million further reduced our borrowing availability under the 2012 Credit Agreement to $37.7 million as of September 30, 2014.
Foreign Credit Agreement
In the third quarter of 2013, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of $20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.2 million as of September 30, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of September 30, 2014, there was $1.0 million in outstanding debt drawn on our foreign credit facility.
Capital Leases
As of September 30, 2014, we had $27.6 million of capital lease obligations outstanding, with a weighted average interest rate of 7.0% and maturities between 2014 and 2019.
Other Notes Payable
As of September 30, 2014, we had $0.2 million of notes payable outstanding, with an interest rate of 6.5% and maturities through 2016. These notes include notes payable collateralized by equipment previously purchased and subordinated seller notes payable related to prior acquisitions.
Off-Balance Sheet Arrangements
As of September 30, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2014, we have potential future earnout obligations for acquisitions consummated before the adoption of ASC 805, Business Combinations, of approximately $1.5 million through 2014 if predetermined financial targets are met or exceeded. Earnout payments prior to the adoption of ASC 805 are recorded as additional purchase price (as goodwill) when the contingent payments are earned and become payable. We do not believe payment of such earnouts to be probable. As of September 30, 2014, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805 of $1.1 million. In accordance with ASC 805, changes to the liability are recognized in our consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. We have received preliminary court approval of the settlement, and we await final court approval. We recorded a liability of $0.9 million as of September 30, 2014 related to the claim, which represents management's best estimate of the probable outcome based on information available.

On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with our customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In August 2014, we filed a Notice of Appeal. Legal fees associated with the litigation totaled $0.3 million and $2.8 million for the three and nine months ended September 30, 2014, respectively.
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
In accordance with ASC 350, Intangibles – Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2014, we performed our assessment and determined that goodwill was not impaired.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. The continued decline in the number of reporting units reflects our ongoing efforts to centralize management of our operations. During the third quarter of 2014, in connection with an operationally focused reorganization of our business into a regional format, we realigned our management and reporting structure. The reorganization was implemented to (1) better align our operations and sales territories to that of our customers, (2) quickly respond to the evolving needs of companies operating in the AEC industry, our primary market, (3) eliminate redundant business practices, and (4) realize operational economies of scale by combining operational staff, sales staff, back-office functions and streamlining our management structure. The reorganization resulted in a decrease in the number of reporting units identified for purposes of evaluating goodwill for impairment from 25 as of September 30, 2013 to 12 as of September 30, 2014. In summary, the reduction in the number of reporting units identified for purposes of evaluating goodwill for impairment reflects our ongoing efforts to further integrate and centralize management of our operations in response to the evolving needs of our customers and to realize efficiencies.
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
The estimated fair value of our reporting units were based upon their respective projected EBITDA margin, which was anticipated to increase between 0 and 200 basis points from 2014 to 2015, followed by year-over-year increases of approximately 100 to 200 basis points in 2016 through 2018, with stabilization expected in 2017. These cash flows were discounted using a weighted average cost of capital ranging from 11% to 13%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.

The results of step one of the goodwill impairment test, as of September 30, 2014, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Reporting units failing step one that continue to carry a goodwill balance	—	—
Fair value of reporting unit exceeds its carrying value by 25%—30%	1	7,285
Fair value of reporting unit exceeds its carrying value by more than 75%	5	205,323
	12	$212,608
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2014 and beyond, assuming all other assumptions remain constant, would result in no reporting unit proceeding to step two of the analysis.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no reporting unit proceeding to step two of the analysis.
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2014 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2014, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles – Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of September 30, 2014, the valuation allowance against certain deferred tax assets was $80.9 million.
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
As of September 30, 2014, we had $205.6 million of total debt, net of discount, and capital lease obligations, of which approximately 14% was at a fixed rate, with the remainder at variable rates. Given our debt position at September 30, 2014 and the 1.00% LIBOR floor on our Term Loan Credit Agreement, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.3 million annually.
As of September 30, 2014, we were not party to any derivative or hedging transactions; however, we have entered into derivative instruments in the past to manage our exposure to changes in interest rates. These instruments allowed us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2014, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 7, 2014

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