Form 10-K
period 2014-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2015-03-13
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $5.86 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $243,838,415.
As of February 27, 2015, there were 46,836,307 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement on Form 14A for its 2015 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2014
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2014 ANNUAL REPORT ON FORM 10-K
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
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC Document Solutions,” “ARC American Reprographics Company®,” “PlanWell®,” “PlanWell PDS®,” “Riot Creative Imaging®,” and various design marks associated therewith. We have a service mark application pending for “SKYSITE” with the United States Patent and Trademark Office (USPTO). In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with our operations. This report also includes trademarks, service marks and trade names of other companies.

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
Offsite Services – We operate 178 offsite service centers in major metropolitan markets in the U.S. and abroad which offer our MPS and FM customers flexibility and overflow capacity during peak workloads, as well as local support and maintenance staff. Our service centers also provide local customers with high-volume, project-related printing of construction documents, and increasingly support and enhance our customers’ scanning needs in archive and information management (“AIM”) services.
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
Equipment and Supplies Sales – We sell equipment and supplies primarily to customers in the AEC industry and provide ancillary services such as service and maintenance.

The combination of our services allows us to provide a comprehensive document management ecosystem where any document, anywhere in the enterprise, can be captured, stored, managed, accessed, and distributed anywhere in the world.
Our online services are administered via a powerful cloud solution hosted by Amazon which provides best-in-class speed, reliability, scalability and security. In January 2015, we launched SKYSITE, an integrated cloud-based construction document management solution with automated mobile and desktop syncing capabilities.
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

We serve our clients' onsite in their offices in approximately 8,500 locations, and offsite or virtually through a combination of 178 service centers globally, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with meaningful operations in China, Canada, and the United Kingdom.
Our origins lie in the reprographics industry and we still maintain robust reprographics operations. We believe that we are the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.
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

ARC was organized as a limited liability company under the name American Reprographics Holdings L.L.C. (“Holdings”) in 1997. In 2005, we reorganized as a Delaware corporation in connection with our initial public offering. While our service centers historically marketed their offerings under local brand names, we consolidated our operations under a single brand, “ARC,” in 2011 in order to highlight the scope and scale of our business, and to generate synergies in our overall national marketing efforts to the consolidating AEC market. At the end of 2012 we formally changed our corporate name to “ARC Document Solutions, Inc.,” leaving our New York Stock Exchange ticker symbol “ARC” unchanged. We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.

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
Operations
Our products and services are available from any of our 178 service centers around the world, and nearly all of our services can be made available in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, China, and the United Kingdom. Our corporate headquarters are located in Walnut Creek, California.
Historically, our business grew through acquisitions to expand our share of the reprographics market and enhance our geographic footprint to serve our larger customers. Since our inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we have limited recent acquisition activity in order to focus on organic sales growth. Our origin as a company was in California, and our early acquisition activity was concentrated there. We still derive approximately 30% of our total revenue from California.
We operate a technology center in Silicon Valley with approximately 20 employees who develop, maintain, and support our software. We operate a similar facility in Kolkata, India, with approximately 140 employees who, in addition to supporting our efforts of our Silicon Valley team, also support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers, our operating facilities and our cloud hosted by Amazon. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems.

Historically, the majority of our revenue has been derived from customers engaged in the seasonal, non-residential construction market. While our Traditional Reprographics business is still influenced by the non-residential seasonality and building cycles, our other offerings are less so. Onsite Services are driven by the generation of office documents and our customers' desire to improve business processes and reduce print-related costs. Color Services are affected by retail marketing calendars, advertising campaigns, as well as the marketing needs of our architectural and real estate development clients. Our Digital Services are influenced primarily by the desire for document workflow improvements and our ability to market our technology-based solutions. Equipment and Supplies Sales are driven by purchasing cycles of individual customers, as well as by new features and advancements by manufacturers.
As of December 31, 2014, the company employed approximately 2,600 employees.
Our Customers and Markets
We serve both the enterprise and project content management needs of companies primarily within the AEC industry. Our customers include senior management teams, IT and procurement departments, project architects, engineers, general contractors, and others.
The mix of services demanded by the AEC industry continues to shift toward document management for a wide variety of document types provided at customer locations (represented primarily by our Onsite Services revenues), and away from its historical emphasis on printing of large-format black and white construction drawings in our service centers (represented primarily by our Traditional Reprographics revenue line). We believe the market forces of the recent recession and its aftermath are causing our customers in the construction industry to emphasize efficiency in their production and distribution of printed documents, to reduce their dependence on print as it relates to construction projects, and to improve access and control over all the documents related to their business. We also believe that consolidation in the AEC industry is contributing to this trend as companies seek to reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business with a comprehensive offering.
We believe that these trends are advantageous to us for four reasons: first, we are well-positioned to provide our customers with web applications and cloud-based offerings to meet their demand for technology-enabled content management services; second, our diversification into services such as MPS allow us to capture long-term contracted revenue streams that are less exposed to the volatility and cyclicality of project-related printing; third, as our customers merge, consolidate, and grow larger, we believe ARC becomes a more compelling choice because of our extensive geographic reach and ability to act as a single-source supplier of document solutions; and fourth, our market-leading presence as a traditional reprographer in major metropolitan areas allows us to capture large-format printing and document management work associated with local building projects.
In addition to the AEC industry, we also provide document management and printing services to customers in the retail, technology, entertainment, and healthcare industries, among others. A significant portion of our non-AEC revenues are derived from supplying Color Services to customers with short-run, high quality, frequently updated promotional, advertising and marketing materials. We market these services under a separate brand known as Riot Creative Imaging. Likewise, our Digital Services appeal to companies outside of the construction industry, but with similar document management needs, including manufacturers, airlines, and healthcare/hospital companies.
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
In addressing larger local and regional customers, there are several companies that provide onsite and reprographic print services, but in general these companies cannot provide or integrate software or technology that enables the digital management of documents and centralized cost control management that we provide. More specifically, in our local onsite services, we often compete against print equipment resellers. These resellers are limited to enabling customers’ print needs by selling or leasing print equipment to the customer and the customer thereby incurs a fixed cost. In comparison, our customers pay per use and take advantage of our print recovery and document management software, Abacus and PlanWell. In our Traditional Reprographics and Color Services businesses, local copy shops and self-serve franchises are often aggressive competitors for printing business, but rarely offer the breadth of document management and logistics services we do.
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
Customer relationships in AEC industry: Our relationships with our local customers frequently span generations, and we do business with nearly all of the top 100 AEC companies in the U.S. In addition, our Global Solutions sales force has established long-term contract relationships with 22 of the largest 50 AEC firms. We believe this provides a competitive advantage by leveraging our success through referrals.
Service center footprint: We possess an extensive national network of service centers creating an extraordinary distribution and customer service solution that can cater to both large and small customers. We operate service centers in more than 140 cities in the U.S., and in 37 states. We also have a significant market presence in Canada and China, and growing operations in India and the U.K. We are not aware of any other provider of MPS that has as extensive a network to supplement their onsite services and provide overflow and remote document management and printing capabilities.
Equipment agnostic: We are not required to sell or use any particular brands of equipment, nor do we manufacture equipment. We are free to place the products best suited for the required task in our own service centers or in our customers’ offices, regardless of manufacturer. Additionally, with respect to our Onsite Services, as our customers' document management needs evolve over their respective contract terms, we have the ability to replace the equipment previously deployed to ensure that the equipment placed at our customers' sites are best suited for the required tasks. This, combined with the competitive market for printing and imaging products, provides us with an advantage relative to onsite service providers owned by equipment manufacturers.
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
Unique combination of Onsite, Offsite, and Cloud-based offerings: We are the only national company that integrates (1) document production at customer sites (Onsite), (2) document production at company service centers (Offsite), and (3) digital management of documents in the cloud. We have proprietary technology built by our own development team that interacts with our production machines. We believe we are the only company that both develops document management software and manages the equipment that produces documents.
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
Our primary vendors of equipment, maintenance services, and reprographics supplies include Canon Solutions America (Océ), Azerty, and Veritiv, formerly Xpedx. Purchases from these vendors during 2014 comprised approximately 33% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms.
Research and Development

We conduct research and development to support the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred primarily recorded to cost of sales. In total, research and development costs amounted to $6.3 million, $5.5 million, and $5.4 million during the fiscal years ended December 31, 2014, 2013, and 2012, respectively.
Proprietary Rights
We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. We also rely on a variety of technologies that are licensed from third parties to perform key functions.

We have registered “ARC Document Solutions,” as well as our historical name and logo, “ARC American Reprographics Company,” as service marks in the U.S. with the United States Patent and Trademark Office (USPTO). We have a service mark application, pending registration, for “SKYSITE” with the USPTO, and we have registered “PlanWell,” “PlanWell PDS” and "Riot Creative Imaging" as trademarks with the USPTO and in other countries. We do not own any other registered trademarks or service marks, or any patents, that are material to our business.
For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including SKYSITE, PlanWell, and Abacus, may cause us to lose market share.”
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of March 3, 2015:

Name	Age	Position
Kumarakulasingam Suriyakumar	61	Chairman, President and Chief Executive Officer Director
Jorge Avalos	39	Chief Financial Officer
Rahul K. Roy	55	Chief Technology Officer
Dilantha Wijesuriya	53	Chief Operating Officer
D. Jeffery Grimes	51	Vice President, Senior Corporate Counsel and Corporate Secretary
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

Jorge Avalos was appointed Chief Financial Officer of the Company on February 1, 2015. Prior to his appointment to Chief Financial Officer, Mr. Avalos served as Chief Accounting Officer and Vice President Finance of the Company, positions he held since April 14, 2011. Mr. Avalos joined the Company in June 2006 as the Company’s Director of Finance, and became the Company’s Corporate Controller in December 2006, and Vice President, Corporate Controller in December 2010. From March 2005 through June 2006, Mr. Avalos was employed with Vendare Media Group, an online network and social media company, as its controller. From September 1998 through March 2005, Mr. Avalos was employed with PricewaterhouseCoopers LLP, a global professional services firm focusing on audit and assurance, tax and advisory services.
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
Dilantha ("Dilo") Wijesuriya joined Ford Graphics, a former division of the Company, in January 1991. He subsequently became president of that division in 2001, and became a Company regional operations head in 2004, which position he retained until his appointment as the Company’s Senior Vice President, National Operations in August 2008. Mr. Wijesuriya was appointed Chief Operating Officer of the Company on February 25, 2011. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.
D. Jeffery Grimes was appointed Vice President, Senior Corporate Counsel and Corporate Secretary in March 2014. Prior to joining the Company, Mr. Grimes was Vice President, Legal Affairs, General Counsel and Corporate Secretary of Aradigm Corporation, a publicly traded specialty pharmaceutical company focused on the development and commercialization of drug products for severe respiratory diseases. From 2000 to 2013, Mr. Grimes worked as in-house counsel for medical device, specialty pharmaceutical, and technology companies serving in various senior corporate legal roles. Mr. Grimes received joint J.D./M.B.A. degrees and a Bachelor's degree in Finance, from University of Colorado at Boulder.
Available Information
ARC Document Solutions, Inc. uses its corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The company files with or furnishes to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. In addition, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as ARC, that file electronically with the SEC. ARC’s SEC filings and other documents pertaining to the conduct of its business can be found on the “Investors” page of its website. These documents are available in print to any shareholder who requests a copy by writing or by calling ARC Document Solutions.

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
We estimate that customers in the AEC industry accounted for approximately 77% of our net sales for the year ended December 31, 2014, therefore our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC industry. We believe that the industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC industry following a recovery of the general economy. A downturn in the AEC industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
Adverse domestic and global economic conditions and disruption of financial and commercial real estate markets could have a material adverse effect on our business and results of operations.
During the past several years, domestic and international financial markets have experienced significant disruption, including, among other things, extreme volatility and severely diminished liquidity and credit availability. These developments and the related severe domestic and international economic downturn could adversely affect our business and financial condition in a number of ways, including effects beyond those that were experienced in recent previous recessions. A prolonged economic downturn may adversely affect the ability of our customers and suppliers to obtain financing and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect on our accounts receivable on a timely basis, if at all. These events may, in the aggregate, have a material adverse effect on our results of operations and financial condition.
Because a significant portion of our overall costs are fixed, our earnings are highly sensitive to changes in revenue.

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 36% of our overall costs were fixed for the year ended December 31, 2014. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
Impairment of goodwill may adversely affect future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. At September 30, 2014, we assessed goodwill for impairment and determined that goodwill was not impaired.
The results of our impairment analysis are as of a particular point in time. If our assumptions regarding future forecasted revenue or profitability of our reporting units are not achieved, we may be required to record additional goodwill impairment charges in future periods, if any such change constitutes a triggering event prior to the quarter in which we perform our annual goodwill impairment test.
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
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2014, our Traditional Reprographics sales represented approximately 27% of our total net sales, and our Onsite Services represented approximately 32% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 30% of our net sales in 2014 from our operations in California. As a result, we are dependent to a large extent upon the AEC industry in California and, accordingly, are sensitive to economic factors affecting AEC activity in California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
Our failure to adequately protect the proprietary aspects of our technology, including SKYSITE®, PlanWell® and Abacus®, may cause us to lose market share.
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
We have international operations in China, India, the United Kingdom, Canada, Hong Kong and Australia. Approximately 14% of our revenues for fiscal 2014 were derived from our international operations, with approximately 7% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

A large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

A large percentage of our cash and cash equivalents are currently held outside the United States. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

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
The market prices of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2014 and March 6, 2015, the closing price of our common stock has fluctuated from a low of $5.43 to a high of $10.36 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:

•failure to sustain an active, liquid trading market for our shares;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations;
•changes in market valuations of similar companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•sales of our capital stock by our directors or executive officers;
•the gain or loss of significant customers;

•
actual or anticipated developments in our business or our competitors' businesses, such as announcements by us or our competitors of significant contracts, acquisitions or strategic alliances, or in the competitive landscape generally;

•litigation involving us, our industry or both;
•additions or departures of key personnel;
•investors' general perception of us; and
•changes in general economic, industry and market conditions.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock.
In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management's attention as well as our other resources and could have a material adverse effect on our business, results of operations and financial condition.
Damage or disruption to our facilities, including our technology center, could impair our ability to effectively provide our services and may have a significant effect on our revenues, expenses and financial condition.
Our IT systems are an important part of our operations. We currently store customer data at servers hosted by Amazon and at our technology center located in Silicon Valley near known earthquake fault zones. Although we have redundant systems and offsite backup procedures in place, interruption in service, damage to or destruction of our technology center or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could result in delays, in reduced levels of customer service and have a material adverse effect on the markets in which we operate and on our business operations.
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
As of December 31, 2014, we had $203.9 million in outstanding short and long-term borrowings under term loans, lines of credit, and capital leases, excluding trade payables. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.
We are also required to maintain specified financial ratios, including leverage and fixed charge coverage ratios, as outlined in our Term A Credit Agreement. Our inability to meet these ratios could result in the acceleration of the repayment of the related debt, the termination of our revolving line of credit, the increase in our effective cost of funds or the cross-default of other credit arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At the end of 2014, we operated 178 service centers, of which 156 were in the United States, 9 were in Canada, 10 were in China, 2 were in London, England and 1 in India. We also occupied technology centers in Silicon Valley, California and Kolkata, India, as well as other facilities, including our executive offices located in Walnut Creek, California.
In total the Company occupied approximately 1.2 million square feet as of December 31, 2014.
We lease nearly all of our service centers, each of our administrative facilities and our technology centers. The two facilities that we own are subject to liens under our credit agreement. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, vehicles, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.
Item 3. Legal Proceedings

On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for Orange County. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company has a liability of $0.9 million as of December 31, 2014 related to the claim, which represents management's best estimate based on information available.

On February 1, 2013, the Company filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with the Company's customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. The Company instituted this suit to stop the defendant from using similar unfair business practices against it in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In December 2014, the court awarded the defendant attorneys' fees related to the case. In February 2015, ARC entered into a settlement with the defendant with regards to attorneys' fees. Legal fees, including the settlement with the defendant, associated with the litigation totaled $3.8 million in 2014 and were recorded as selling, general and administrative expense.
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

	2014		2013
	High	Low	High	Low
First Quarter	$8.51	$6.59	$3.03	$2.12
Second Quarter	$7.92	$5.67	$4.25	$2.76
Third Quarter	$8.30	$5.40	$5.24	$4.00
Fourth Quarter	$10.67	$8.10	$9.35	$4.58
Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of ARC Document Solutions’ common stock relative to the cumulative total returns of (a) the Russell 2000 index, (b) a customized peer group of 15 companies identified as: (1) having a business-to-business focus, (2) offering outsourced/managed services, (3) having a digital or technology service that is significant to their customer offering, and (4) involved in print publishing.
The graph assumes that the value of the investment in the company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2009 and tracks it through December 31, 2014.

	2009	2010	2011	2012	2013	2014
ARC Document Solutions, Inc.	100.00	108.27	65.48	36.52	117.26	145.79
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
Managed Services & Publishing Peer Group	100.00	126.78	125.04	165.53	230.24	233.64
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
Holders
As of February 23, 2015, the approximate number of stockholders of record of our common stock was 124, and the closing price of our common stock was $9.38 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1) (in thousands)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2014—October 31, 2014	9	$10.01	—	—
November 1, 2014—November 30, 2014	—	—	—	—
December 1, 2014—December 31, 2014	—	—	—	—
Total	9	$10.01	—	—

(1)
Our stock plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements with the Company's repurchase of shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were repurchased during the fourth quarter of 2014 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

Item 6. Selected Financial Data
The selected historical financial data presented below is derived from the audited consolidated financial statements of ARC Document Solutions for the fiscal years ended December 31, 2014, 2013, 2012, 2011, and 2010. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Statement of Operations Data:
Service Sales
Onsite Services (1)	$135,020	$121,550	$108,817	$100,682	$89,994
Traditional Reprographics	113,179	116,673	126,785	145,449	173,364
Color	90,310	83,601	79,080	84,062	81,552
Digital	33,375	33,534	35,578	38,020	39,639
Total service sales	371,884	355,358	350,260	368,213	384,549
Equipment and Supplies Sales	51,872	51,837	55,858	54,519	57,090
Total net sales	423,756	407,195	406,118	422,732	441,639
Cost of sales	279,478	272,858	282,599	288,434	299,307
Gross profit	144,278	134,337	123,519	134,298	142,332
Selling, general and administrative expenses	107,672	96,800	93,073	101,315	107,744
Amortization of intangibles	5,987	6,612	11,035	18,715	11,657
Goodwill impairment	—	—	16,707	65,444	38,263
Restructuring expense	777	2,544	3,320	—	—
Income (loss) from operations	29,842	28,381	(616)	(51,176)	(15,332)
Other income, net	(96)	(106)	(100)	(103)	(156)
Loss on early extinguishment of debt	5,599	16,339	—	—	2,509
Interest expense, net	14,560	23,737	28,165	31,104	24,091
Income (loss) before income tax provision (benefit)	9,779	(11,589)	(28,681)	(82,177)	(41,776)
Income tax provision (benefit)	2,348	2,986	2,784	50,931	(14,186)
Net income (loss)	7,431	(14,575)	(31,465)	(133,108)	(27,590)
(Income) loss attributable to noncontrolling interest	(156)	(748)	(503)	21	88
Net income (loss) attributable to ARC Document Solutions	$7,275	$(15,323)	$(31,968)	$(133,087)	$(27,502)

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share amounts)
Earnings (loss) per share attributable to ARC shareholders:
Basic	$0.16	$(0.33)	$(0.70)	$(2.93)	$(0.61)
Diluted	$0.15	$(0.33)	$(0.70)	$(2.93)	$(0.61)
Weighted average common shares outstanding:
Basic	46,245	45,856	45,668	45,401	45,213
Diluted	47,088	45,856	45,668	45,401	45,213

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Other Financial Data:
Depreciation and amortization	$34,135	$34,745	$39,522	$47,876	$45,649
Capital expenditures	$13,269	$18,191	$20,348	$15,553	$8,634
Interest expense, net	$14,560	$23,737	$28,165	$31,104	$24,091
	As of December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$22,636	$27,362	$28,021	$25,437	$26,293
Total assets	$414,068	$409,922	$415,839	$441,357	$569,085
Long term obligations	$212,837	$233,058	$241,429	$240,900	$221,088
Total ARC stockholders’ equity	$102,775	$91,690	$103,896	$130,677	$256,506
Working capital	$20,664	$28,705	$40,650	$40,405	$22,387

(1)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

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
Onsite Services consists of placement, management, and optimization of print and imaging equipment in our customers’ facilities, relieving them of the burden of owning and managing print devices and print networks, and shifting their costs to a “per-use” basis. Onsite Services sales are driven by the ongoing print needs of our customers, and are less exposed to the episodic large-format printing needs associated with construction projects.
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
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing managed print services, technology-based document management services, and digital color imaging, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations (represented primarily by our Onsite Services revenues), and away from its historical emphasis on printing of large-format black and white construction drawings “offsite” in our service centers (represented primarily by our Traditional Reprographics revenues). This belief is supported by the fact that our Onsite Services in 2014 were 32% of our total sales as compared to 27% for Traditional Reprographics. Onsite Services is our largest service offering and continues to grow at a rate of more than 10% on a year-over-year basis. In comparison, our revenue mix in 2013 consisted of 30% of our sales coming from Onsite Services as compared to 29% Traditional Reprographics.
We deliver our services through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry that include our legacy reprographics business as well as our newer offerings in Onsite Services, Color Services, and Digital Services. Our customer base for these services, however, is still primarily the AEC industry. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the year ended December 31, 2014, with the remaining 23% consisting of sales to non-AEC industries.
We identify operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the Company's Chief Executive Officer, who is our Company's chief operating decision maker. Since our operating segments have similar products and services, classes of customers, production processes, distribution methods and economic characteristics, we have a single reportable segment. See Note 2 “Summary of Significant Accounting Policies” for further information.
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
We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their workflow patterns and thereby their document and printing needs. While there were some indications that the non-residential construction market strengthened in 2012, we believe that there was a growing body of evidence by the third quarter of 2012 that demonstrated Traditional Reprographics sales would not likely recover at the same pace due to these factors. To ensure that the Company’s costs and resources were in line with demand for our current portfolio of services and products, management initiated a restructuring plan in October of 2012, that was completed by the fourth quarter of 2013. The restructuring plan included the closure or downsizing of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and we closed an additional 23 service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as Onsite Services and Digital Services. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.
During 2014, our gross margins improved by 100 basis points compared to the same period in 2013. We attribute this improvement primarily to our restructuring efforts initiated in October 2012 and ongoing margin improvement programs, both of which suggest continuing, though abated, year-over-year margin expansion in future periods.
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
We have presented EBIT, EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
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
Specifically, we have presented adjusted net income (loss) attributable to ARC and adjusted earnings (loss) per share attributable to ARC shareholders for the years ended December 31, 2014, 2013 and 2012 to reflect the exclusion of loss on extinguishment of debt, restructuring expense, trade secret litigation costs, goodwill impairment, amortization impact related specifically to the change in useful lives of trade names, interest rate swap related costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We have presented adjusted cash flows from operating activities for the years ended December 31, 2014, 2013 and 2012 to reflect the exclusion of cash payments related to trade secret litigation costs, cash payments related to restructuring expenses, and the receipt of a federal income tax refund in 2013 related to the Company's 2009 consolidated federal income tax return. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2014, 2013 and 2012. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 to exclude loss on extinguishment of debt, trade secret litigation costs, stock-based compensation expense, goodwill impairment, and restructuring expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income (loss) attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows provided by operating activities	$50,012	$46,798	$37,552
Changes in operating assets and liabilities, net of effect of business acquisitions	4,438	(2,388)	(463)
Non-cash expenses, including depreciation, amortization and restructuring	(47,019)	(58,985)	(68,554)
Income tax provision	2,348	2,986	2,784
Interest expense, net	14,560	23,737	28,165
Income attributable to the noncontrolling interest	(156)	(748)	(503)
EBIT	24,183	11,400	(1,019)
Depreciation and amortization	34,135	34,745	39,522
EBITDA	58,318	46,145	38,503
Interest expense, net	(14,560)	(23,737)	(28,165)
Income tax provision	(2,348)	(2,986)	(2,784)
Depreciation and amortization	(34,135)	(34,745)	(39,522)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$7,275	$(15,323)	$(31,968)

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$7,275	$(15,323)	$(31,968)
Interest expense, net	14,560	23,737	28,165
Income tax provision	2,348	2,986	2,784
EBIT	24,183	11,400	(1,019)
Depreciation and amortization	34,135	34,745	39,522
EBITDA	58,318	46,145	38,503
Loss on extinguishment of debt	5,599	16,339	—
Trade secret litigation costs(1)	3,766	—	—
Goodwill impairment	—	—	16,707
Restructuring expense	777	2,544	3,320
Stock-based compensation	3,802	3,207	1,999
Adjusted EBITDA	$72,262	$68,235	$60,529
(1) On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with our customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In December 2014, the court awarded the defendant attorneys' fees related to the case. In February 2015, ARC entered into a settlement with the defendant. Legal fees associated with the litigation, including the settlement with the defendant, totaled $3.8 million for the year ended December 31, 2014 and were recorded as selling, general and administrative expense.
The following is a reconciliation of cash flows provided by operating activities to adjusted cash flows provided by operating activities:

	Year Ended December 31,
(In thousands)	2014	2013	2012
Cash flows provided by operating activities	$50,012	$46,798	$37,552
Payments related to trade secret litigation costs	2,744	—	—
Payments related to restructuring expenses	1,203	4,304	940
Receipt of federal income tax refund(1)	—	(3,762)	—
Adjusted cash flows provided by operating activities	$53,959	$47,340	$38,492
(1) In March 2013, ARC received a federal income tax refund of $3.8 million related to its 2009 consolidated federal income tax return.

The following is a reconciliation of net income (loss) margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Year Ended December 31,
	2014	2013 (1)	2012 (1)
Net income (loss) margin attributable to ARC	1.7%	(3.8)%	(7.9)%
Interest expense, net	3.4	5.8	6.9
Income tax provision	0.6	0.7	0.7
EBIT margin	5.7	2.8	(0.3)
Depreciation and amortization	8.1	8.5	9.7
EBITDA margin	13.8	11.3	9.5
Loss on extinguishment of debt	1.3	4.0	—
Trade secret litigation costs	0.9	—	—
Goodwill impairment	—	—	4.1
Restructuring expense	0.2	0.6	0.8
Stock-based compensation	0.9	0.8	0.5
Adjusted EBITDA margin	17.1%	16.8%	14.9%

(1)	Column does not foot due to rounding.

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to unaudited adjusted net income (loss) attributable to ARC Document Solutions, Inc.:

	Year Ended December 31,
(In thousands, except per share amounts)	2014	2013	2012
Net income (loss) attributable to ARC Document Solutions, Inc.	$7,275	$(15,323)	$(31,968)
Loss on extinguishment of debt	5,599	16,339	—
Goodwill impairment	—	—	16,707
Restructuring expense	777	2,544	3,320
Trade secret litigation costs	3,766	—	—
Change in trade name impact to amortization	—	—	3,158
Interest rate swap related costs	—	—	3,440
Income tax benefit related to above items	(3,953)	(7,667)	(7,676)
Deferred tax valuation allowance and other discrete tax items	(1,657)	8,245	11,311
Unaudited adjusted net income (loss) attributable to ARC Document Solutions, Inc.	$11,807	$4,138	$(1,708)
Actual:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.16	$(0.33)	$(0.70)
Diluted	$0.15	$(0.33)	$(0.70)
Weighted average common shares outstanding:
Basic	46,245	45,856	45,668
Diluted	47,088	45,856	45,668
Adjusted:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.26	$0.09	$(0.04)
Diluted	$0.25	$0.09	$(0.04)
Weighted average common shares outstanding:
Basic	46,245	45,856	45,668
Diluted	47,088	46,157	45,668

Results of Operations

				2014 Versus 2013		2013 Versus 2012
	Year Ended December 31,			Increase (decrease)		Increase (decrease)
(In millions, except percentages)	2014 (1)	2013(1)	2012(1)	$(1)%		$(1)%
Onsite Services (2)	$135.0	$121.6	$108.8	$13.4	11.0%	$12.8	11.8%
Traditional Reprographics	113.2	116.7	126.8	(3.5)	(3.0)%	(10.1)	(8.0)%
Color	90.3	83.6	79.1	6.7	8.0%	4.5	5.7%
Digital	33.4	33.5	35.6	(0.1)	(0.3)%	(2.1)	(5.9)%
Total services sales	$371.9	$355.4	$350.3	$16.5	4.6%	$5.1	1.5%
Equipment and Supplies Sales	51.9	51.8	55.9	0.1	0.2%	(4.1)	(7.3)%
Total net sales	$423.8	$407.2	$406.1	$16.6	4.1%	$1.1	0.3%
Gross profit	$144.3	$134.3	$123.5	$10.0	7.4%	$10.8	8.7%
Selling, general and administrative expenses	$107.7	$96.8	$93.1	$10.9	11.3%	$3.7	4.0%
Amortization of intangibles	$6.0	$6.6	$11.0	$(0.6)	(9.1)%	$(4.4)	(40.0)%
Goodwill impairment	$—	$—	$16.7	$—	—%	$(16.7)	(100.0)%
Restructuring expense	$0.8	$2.5	$3.3	$(1.7)	(68.0)%	$(0.8)	(24.2)%
Loss on extinguishment of debt	$5.6	$16.3	$—	$(10.7)	(65.6)%	$16.3	100.0%
Interest expense, net	$14.6	$23.7	$28.2	$(9.1)	(38.4)%	$(4.5)	(16.0)%
Income tax provision	$2.3	$3.0	$2.8	$(0.7)	(23.3)%	$0.2	7.1%
Net income (loss) attributable to ARC	$7.3	$(15.3)	$(32.0)	$22.6	(147.7)%	$16.7	(52.2)%
Adjusted net income (loss) attributable to ARC	$11.8	$4.1	$(1.7)	$7.7	187.8%	$5.8	(341.2)%
Cash flows provided by operating activities	$50.0	$46.8	$37.6	$3.2	6.8%	$9.2	24.5%
Adjusted cash flows provided by operating activities	$54.0	$47.3	$38.5	$6.7	14.2%	$8.8	22.9%
EBITDA	$58.3	$46.1	$38.5	$12.2	26.5%	$7.6	19.7%
Adjusted EBITDA	$72.3	$68.2	$60.5	$4.0	5.9%	$7.7	12.7%

(1)	Column does not foot due to rounding.

(2)	Represents services provided at our customers’ sites, which includes both Managed Print Services (MPS) and Facilities Management (FM).

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2014(1)	2013(1)	2012(1)
Net Sales	100.0%	100.0%	100.0%
Cost of sales	66.0	67.0	69.6
Gross profit	34.0	33.0	30.4
Selling, general and administrative expenses	25.4	23.8	22.9
Amortization of intangibles	1.4	1.6	2.7
Goodwill impairment	—	—	4.1
Restructuring expense	0.2	0.6	0.8
Income (loss) from operations	7.0	7.0	(0.2)
Other income, net	—	—	—
Loss on extinguishment of debt	1.3	4.0	—
Interest expense, net	3.4	5.8	6.9
Loss before income tax provision	2.3	(2.8)	(7.1)
Income tax provision	0.6	0.7	0.7
Net income (loss)	1.8	(3.6)	(7.7)
Income attributable to the noncontrolling interest	—	(0.2)	(0.1)
Net income (loss) attributable to ARC	1.7%	(3.8)%	(7.9)%

EBITDA	13.8%	11.3%	9.5%
Adjusted EBITDA	17.1%	16.8%	14.9%

(1)	Column does not foot due to rounding.
Fiscal Year Ended December 31, 2014 Compared to Fiscal Year Ended December 31, 2013
Net Sales
Net sales in 2014 increased 4.1%. The increase in net sales was primarily due to the higher sales activity for Onsite and Color Services, which were partially offset by lower sales activity in Traditional Reprographics Services. In 2014, Onsite Services generated the largest percentage of net sales, and it produced the highest percentage change from 2013 (11.0% growth). Declines in Traditional Reprographics sales remain influenced by the continuing trend of a greater use of digital processes for document workflow and less reliance on print.
Onsite Services. Onsite Services sales increased $13.4 million or 11.0%, in 2014, and represented approximately 32% of total net sales for 2014, as compared to approximately 30% during 2013. Onsite Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, in our customers’ offices, typically referred to as a facilities management engagement or “traditional FM,” and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing, typically referred to as Managed Print Services, or “MPS.” In both cases, we establish long-term contracted revenue streams for which we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of Onsite Services locations has grown to approximately 8,500 as of December 31, 2014, an increase of approximately 800 locations compared to December 31, 2013, due primarily to growth in new MPS placements. We believe Onsite Services is a high growth area for us as demonstrated by the adoption of our MPS services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our Onsite Service offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with 22 of the largest 50 AEC firms. As our Onsite Services, and more specifically MPS services, become a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven primarily by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.

Traditional Reprographics. Traditional Reprographics sales decreased $3.5 million or 3.0% in 2014, and represented approximately 27% of total net sales for 2014, as compared to approximately 29% during 2013.
Overall Traditional Reprographics Services sales nationwide were negatively affected lower volume of printed construction drawings due to the adoption of technology referenced above, poor weather conditions over much of the US during the early part of the first quarter, as well as increased production of documents on customer sites as opposed to documents being produced at our service centers.
Color Services. Color Services sales increased $6.7 million or 8.0%, and comprised approximately 21% of our total net sales in 2014. The increase in sales from Color Services is primarily due to additional sales realized from the acquisition of two businesses in the United Kingdom during the second quarter of 2014. Also contributing to our color sales growth is our continued focus on the expansion and enhancement of our Color Services offerings through our Riot Creative Imaging brand and to our AEC industry customer base.
Digital. Digital Services sales decreased $0.1 million or 0.3% in 2014. Sales of Digital Services decreased slightly to 7.9% of total net sales for 2014, as compared to 8.2% for 2013, primarily due to a decline in those services related to project-based work performed at our service centers, offset in part by sales of our AIM services which were introduced into the market in 2013. New digital service offerings such as AIM experienced growth, but not at a rate sufficient to offset the decline in digital service sales related to project work.
Equipment and Supplies Sales. Equipment and Supplies Sales increased by $0.1 million or 0.2% in 2014, primarily due to increased equipment sales in the United States during 2014 partially offset by the decline in equipment sales in China. Revenues from Equipment and Supplies Sales represented approximately 12% of total net sales in 2014, compared to approximately 13% in 2013. The growth of equipment sales in the United States in 2014 was driven by large equipment purchases from customers who prefer to own their own equipment. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $19.3 million in 2014, as compared to $19.9 million in 2013. The decrease in Equipment and Supplies Sales from our Chinese operations was driven by a softening Chinese economy and a corresponding decrease in capital expenditures from several of our largest customers in China. Quarterly movements in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales, as we are placing more focus on growth in our Onsite Services and converting sales contracts to Onsite Services agreements.
Gross Profit
Gross profit and gross margin increased to $144.3 million, and 34.0%, in 2014, compared to $134.3 million, and 33.0%, in 2013, on a sales increase of $16.6 million.
We were able to achieve expansion of our gross margins of 100 basis points in 2014 due primarily to (1) increased sales that allow us to better leverage our fixed costs, (2) margin expansion programs at our service centers and customer onsite locations, and (3) expense reductions associated with the Company's restructuring in 2012. Specifically, year-over-year overhead costs as a percentage of sales decreased by approximately 100 basis points in 2014. We believe the savings from these efforts are sustainable, and we believe the effect of these measures, coupled with leveraging our fixed costs in an environment of increasing sales, should result in continued margin expansion in 2015, though at an abated level from 2014.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased by $10.9 million or 11.3% in 2014 compared to 2013.
Year-over-year sales and marketing expenses increased $3.3 million in 2014, driven by increased sales commissions resulting from an increase in sales year-over-year, as well as our continued investment in our sales team which included: (1) hiring of new sales and sales administrative personnel, and (2) expanded training of new and existing sales personnel to implement specific sales initiatives supporting our digital services, onsite, and color offerings.
General and administrative expenses increased $7.6 million in 2014 primarily due to legal fees related to trade secret litigation during 2014, as well as an increase in accrued incentive bonuses due to an improvement in the Company's financial performance in 2014.
On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with our customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In December 2014, the court awarded the defendant attorneys' fees related to the case. In February 2015, we entered into a settlement with the defendant. Legal fees associated with the litigation, including the settlement with the defendant, totaled $3.8 million for the year ended December 31, 2014.
Amortization of Intangibles
Amortization of intangibles of $6.0 million in 2014, decreased by $0.6 million or 9.1% compared to 2013, primarily due to the complete amortization of certain customer relationships related to historical acquisitions.
Goodwill Impairment
We assess goodwill at least annually for impairment as of September 30, or more frequently if events and circumstances indicate that goodwill might be impaired. Goodwill impairment testing is performed at the reporting unit level. At September 30, 2014, we assessed goodwill for impairment and determined that goodwill was not impaired.
See “Critical Accounting Policies” section for further information related to our goodwill impairment test.
Restructuring Expense
Restructuring expenses totaled $0.8 million in 2014, and primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Consolidated Financial Statements.
Loss on extinguishment of debt
In November 2014, we entered into a new $175.0 million term loan credit agreement ("Term A Loan Facility") with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto. The proceeds from the new term loan credit agreement were used to pay in full and terminate our previous term loan credit agreement ("Term B Loan Facility"). The $5.6 million loss on extinguishment of debt is due to the write-down of the unamortized original issue discount and deferred financing fees related to the Term B Loan Facility and previous revolving credit facility.
Interest Expense, Net
Net interest expense totaled $14.6 million in 2014, compared to $23.7 million in 2013. The decrease was due to the purchase and redemption of all our outstanding 10.5% senior notes in 2013, and the replacement of the notes with the $200.0 million Term B Loan Facility with an effective interest rate of 6.25%. During 2014, we made principal payments on our Term B Loan Facility totaling $25.0 million. In November 2014, we were able to further reduce our effective interest rate on long-term debt by entering into the $175.0 million Term A Loan Facility with an initial effective interest rate of 2.74% at December 31, 2014. We expect additional interest savings related to the 2014 refinancing of approximately $6 million in 2015.
Income Taxes
We recorded an income tax provision of $2.3 million on pretax income of $9.8 million for 2014, which yields an effective income tax rate of 24.0%. Our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our income tax provision includes a reduction of our valuation allowance of $3.6 million against certain of our deferred tax assets which included a $1.6 million shortfall in stock based compensation. Excluding the valuation allowance reduction, shortfall in stock based compensation and other nondeductible compensation, our tax provision would have been $3.9 million which yields an effective income tax rate of 39.8%.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese operations.
Net Income (Loss) Attributable to ARC
Net income attributable to ARC was $7.3 million in 2014, as compared to a net loss attributable to ARC of $15.3 million in 2013. The net income attributable to ARC in 2014 is primarily due to increased sales and gross margins as noted above, and reductions in loss on extinguishment of debt and interest expense in 2014. This increase was partially offset by the increase in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin increased to 13.8% in 2014, as compared to 11.3% in 2013. Excluding the effect of stock-based compensation, trade secret litigation costs, restructuring expense, and loss on extinguishment of debt, adjusted EBITDA margin increased to 17.1% in 2014, as compared to 16.8% in 2013. The increases in EBITDA and adjusted EBITDA were due primarily to the increase in gross margins described above partially offset by the increase in selling, marketing, general and administrative expenses.
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
The number of Onsite Services locations grew to approximately 7,700 as of December 31, 2013, an increase of approximately 700 locations compared to December 31, 2012, due primarily to growth in new MPS placements.
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
For further information, please see Note 3 “Restructuring Expenses” to our Consolidated Financial Statements.
Loss on extinguishment of debt
In December 2013, we commenced a cash tender offer and consent solicitation for all of our outstanding 10.5% senior unsecured notes due December 15, 2016 (the “Notes”) and entered into the $200.0 million Term B Loan. The proceeds of the Term Loan Credit Agreement were used to repurchase all of the outstanding Notes that were validly tendered, and were also applied to redeem all of the Notes which remained outstanding following the tender offer. The weighted average purchase price to purchase and redeem the Notes in this transaction was 105.8% of par. This transaction, when combined with other repurchases of Notes done during 2013, resulted in a loss on extinguishment of debt of $16.3 million for 2013. The Term B Loan bears interest at either a LIBOR rate (subject to a 1% floor) or a base rate, plus an applicable margin of 5.25% with respect to LIBOR loans and 4.25% with respect to base rate loans. As of December 31, 2013, all loans under the Term Loan Credit Agreement were accruing interest at the LIBOR rate, for a total interest rate of 6.25% or 425 basis points lower than the extinguished Notes. For additional information regarding the impact of the note repurchases to interest expense, please see "Interest Expense, Net" discussion below.

Interest Expense, Net
Net interest expense totaled $23.7 million in 2013, compared to $28.2 million in 2012. The decrease was driven by a reduction in interest expense reclassified from accumulated other comprehensive income into earnings as a result of the previously terminated interest rate swap agreement on December 1, 2010. The amortization period for the interest rate swap expense ended in December of 2012, and therefore had no impact in 2013 compared to $3.4 million in additional interest expense in 2012. Also contributing to the decrease in interest expense was (1) the repurchases of our outstanding 10.5% senior notes during the third and fourth quarters of 2013, and (2) a reduction in interest rates incurred on new capital leases. The interest savings related to the repurchases of the 10.5% senior notes was approximately $0.5 million in 2013.
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
EBITDA
EBITDA margin increased to 11.3% in 2013, as compared to 9.5% in 2012. Excluding the effect of stock-based compensation, restructuring expense, goodwill impairment charge in 2012 and loss on extinguishment of debt, adjusted EBITDA margin increased to 16.8% in 2013, as compared to 14.9% in 2012. The increases in EBITDA and adjusted EBITDA were due primarily to the increase in gross profit as a result of the restructuring plan initiated in the fourth quarter of 2012 as well as ongoing 2013 and 2014 margin expansion initiatives.
The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2014. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair presentation of the information for periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2014				2013
Onsite Services	$31,382	$34,110	$34,950	$34,578	$28,976	$30,576	$30,990	$31,008
Traditional Reprographics	28,325	30,181	28,196	26,477	29,558	30,516	28,907	27,693
Color	21,165	23,148	22,869	23,128	20,905	21,846	20,638	20,212
Digital	8,059	8,759	8,411	8,146	8,361	8,690	8,295	8,187
Total service revenue	88,931	96,198	94,426	92,329	87,800	91,628	88,830	87,100
Equipment and Supplies Sales	11,442	12,784	12,381	15,265	12,236	12,994	12,422	14,185
Total net sales	$100,373	$108,982	$106,807	$107,594	$100,036	$104,622	$101,252	$101,285
Quarterly sales as a % of annual sales	23.7%	25.7%	25.2%	25.4%	24.6%	25.7%	24.9%	24.9%
Gross profit	$33,934	$39,207	$36,223	$34,914	$32,379	$35,611	$32,880	$33,467
Gross margin	33.8%	36.0%	33.9%	32.5%	32.4%	34.0%	32.5%	33.0%
Income from operations	$5,847	$9,150	$8,384	$6,461	$6,387	$8,385	$6,594	$7,015
EBITDA	$14,466	$17,628	$16,636	$9,588	$14,847	$16,984	$14,904	$(590)
Net income (loss) attributable to ARC	$1,396	$4,545	$3,661	$(2,327)	$415	$722	$(450)	$(16,010)
Income (loss) per share attributable to ARC shareholders:
Basic	$0.03	$0.10	$0.08	$(0.05)	$0.01	$0.02	$(0.01)	$(0.35)
Diluted	$0.03	$0.10	$0.08	$(0.05)	$0.01	$0.02	$(0.01)	$(0.35)
The following is a reconciliation of EBITDA to net loss for each respective quarter.

	Quarter Ended (In thousands)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2014				2013
EBITDA	$14,466	$17,628	$16,636	$9,588	$14,847	$16,984	$14,904	$(590)
Interest expense, net	(3,913)	(3,944)	(3,780)	(2,923)	(6,041)	(6,076)	(5,895)	(5,725)
Income tax (provision) benefit	(664)	(607)	(659)	(418)	311	(1,467)	(790)	(1,040)
Depreciation and amortization	(8,493)	(8,532)	(8,536)	(8,574)	(8,702)	(8,719)	(8,669)	(8,655)
Net income (loss) attributable to ARC	$1,396	$4,545	$3,661	$(2,327)	$415	$722	$(450)	$(16,010)
We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily indications of future performance. In addition, our quarterly operating results, particularly those of our Traditional Reprographics offerings, are typically affected by seasonal factors, primarily the number of working days in a quarter and the holiday season in the fourth quarter. Therefore, historically, in regards to our service offerings our fourth quarter has been the slowest and the least profitable. While our Traditional Reprographics business is still influenced by the nature of building cycles, our remaining offerings are less so. Onsite Services, our largest revenue line, are driven by the production of office documents and our customer's desire to improve business processes and reduce print management costs. Due primarily to the continued quarterly sequential growth of our onsite sales and the impact of inclement weather in the first quarter of 2014, our 2014 fourth quarter sales and Adjusted EBITDA were higher than the first quarter of 2014. We recorded losses on extinguishment of debt in the amount of $5.3 million, $0.3 million, $16.1 million and $0.3 million during the quarters ended December 31, 2014, September 30, 2014, December 31, 2013 and September 30, 2013, respectively. We recorded valuation allowances against certain deferred tax assets of $1.1 million, $(1.6) million, $(1.7) million, and $(1.3) million during the quarters ended December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively. We recorded valuation allowances against certain deferred tax assets of $7.2 million, $0.4 million, and $0.2 million during the quarters ended December 31, 2013, September 30, 2013 and June 30, 2013, respectively.
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
Total cash and cash equivalents as of December 31, 2014 was $22.6 million. Of this amount, $14.5 million was held in foreign countries, with $12.7 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2014	2013	2012
Net cash provided by operating activities	$50,012	$46,798	$37,552
Net cash used in investing activities	$(13,796)	$(17,450)	$(20,025)
Net cash used in financing activities	$(40,771)	$(30,284)	$(15,067)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall increase in cash flows from operations in 2014 was primarily due the increase in our net income driven by our expansion of adjusted EBITDA of $4.0 million as described above, as well a reduction of cash interest of over $9.0 million due to our long term debt refinancings. These increases were offset, in part, by the income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, cash payments of $2.7 million related to trade secret litigation costs, and increases in accounts receivable, prepaid expenses and other assets. Days sales outstanding (“DSO”) increased to 52 days as of December 31, 2014 from 50 days as of December 31, 2013.
The overall increase in cash flows from operations in 2013 was primarily due the increase in our net income driven by our expansion of EBITDA of approximately $7.0 million, as well as an income tax refund of $3.8 million received in 2013 related to our 2009 consolidated federal income tax return, and the timing of accounts payable and accrued expenses. These increases were offset, in part, by an increase in accounts receivable and cash payments related to our restructuring plan of $4.3 million in 2013, compared to $0.9 million in 2012.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $13.3 million, $18.2 million, and $20.3 million in 2014, 2013 and 2012, respectively. The decrease in capital expenditures from 2013 to 2014, and from 2012 to 2013, is primarily due to our increased reliance on leasing rather than purchasing equipment. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $40.8 million used in financing activities in 2014 primarily relates to proceeds and payments on our debt agreements and capital leases.
During 2014, we paid $25.0 million in aggregate principal amount of our $200.0 million Term B Loan Facility. In November 2014, we entered into a $175.0 million Term A Loan Facility, and the related proceeds were used to pay our remaining outstanding balance of $175.0 million Term B Loan Facility. In December 2014, we paid $2.0 million in aggregate principal amount of our Term A Loan Facility. Cash payments for deferred financing fees related to the Term A Loan Facility totaled $2.5 million.
Our cash position, working capital, and debt obligations as of December 31, 2014, 2013 and 2012 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In thousands)	2014	2013	2012
Cash and cash equivalents	$22,636	$27,362	$28,021
Working capital	$20,664	$28,705	$40,650

Borrowings from senior secured credit facility, term loan facility and Notes (1)	$173,000	$196,000	$196,852
Other debt obligations	30,885	23,728	25,673
Total debt obligations	$203,885	$219,728	$222,525

(1)	Net of original issue discount of $4,000 and $3,148 at December 31, 2013 and 2012, respectively.
The decrease of $8.0 million in working capital in 2014 was primarily due to the $15.5 million current portion of our Term A Loan Facility, partially offset by an increase in accounts receivable of $5.7 million. In accordance with the Term A Credit Agreement, we are required to make quarterly mandatory repayments of principal of $4.4 million, resulting in an increase in the short-term portion of our outstanding debt. Cash and cash equivalents decreased by $4.7 million, as noted above. The increase in accounts receivable was driven by higher revenue in the fourth quarter of 2014 as compared to the fourth quarter of 2013. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $22.6 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of December 31, 2014, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Debt Obligations
Term A Loan Facility
On November 20, 2014 we entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Credit Agreement by an amount not to exceed $75 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Credit Agreement mature on November 20, 2019.
Loans borrowed under the Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.50% to 2.50%, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.50% to 1.50%, based on our Company’s Total Leverage Ratio.
We will pay certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the Term A Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Term A Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of our Company.
The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In accordance with the Term A Credit Agreement, we are permitted to pay dividends related to our equity securities payable solely in shares of equity securities. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as of the last day of each fiscal quarter, in an amount not less than 1.25 to 1.00.
The Term A Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.

The obligations of the Company’s subsidiary that is the borrower under the Credit Agreement are guaranteed by the Company and each other United States domestic subsidiary of the Company. The Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, the Company’s and each guarantor’s assets (subject to certain exceptions).
Term B Loan Facility

On December 20, 2013, we entered into a Term Loan Credit Agreement (the “Term B Loan Credit Agreement”) among ARC, as borrower, JPMorgan Chase Bank., N.A, as administrative agent and as collateral agent, and the lenders party thereto. Concurrently with the Company’s entry into the Term A Credit Agreement described above, the Company paid in full and terminated the Term B Loan Credit Agreement resulting in a loss on early extinguishment of debt of $5.6 million in 2014.

The credit facility provided under the Term B Loan Credit Agreement consisted of an initial term loan facility of $200.0 million, the entirety of which was disbursed in order to pay for the purchase of the Notes that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption.

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
2012 Credit Agreement
On January 27, 2012, we entered into a Credit Agreement (the “2012 Credit Agreement”), which, as amended in 2013, provided revolving loans in an aggregate principal amount not to exceed $40.0 million, with a Canadian sublimit of $5.0 million, based on inventory and accounts receivable of our subsidiaries organized in the US (“United States Domestic Subsidiaries”) and Canada (“Canadian Domestic Subsidiaries”) that meet certain eligibility criteria. Concurrently with the Company’s entry into the Term A Credit Agreement described above, the Company terminated the 2012 Credit Agreement.
Foreign Credit Agreement
In the third quarter of 2013, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of December 31, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of December 31, 2014, there was $1.8 million in outstanding debt drawn on our foreign credit facility.

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under the term loan credit agreement and senior secured credit facilities.

	December 31, 2014
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Term A Loan Facility (1)	$173,000	$27,719	2.74%
Foreign revolving facilities	1,897	1,353	0.60%
	$174,897	$29,072
 (1) Term A loan facility available borrowing capacity, net of $2.3 million of outstanding standby letters of credit as of December 31, 2014
As of December 31, 2014, we had $28.8 million of capital lease obligations outstanding, with a weighted average interest rate of 6.8% and maturities between 2014 and 2018.
Other Notes Payable
As of December 31, 2014, we had $0.2 million of notes payable outstanding, with an interest rate of 6.5% and maturities in 2016. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Our future contractual obligations as of December 31, 2014, are as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(Dollars in thousands)
Debt obligations	$175,096	$17,536	$35,060	$122,500	$—
Capital lease obligations	28,789	10,433	14,082	4,196	78
Interest on long-term debt and capital leases	22,481	6,105	10,162	6,211	3
Operating lease	51,013	17,648	23,613	8,032	1,720
Total	$277,379	$51,722	$82,917	$140,939	$1,801

Operating Leases. We have entered into various non-cancelable operating leases primarily related to our facilities.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of December 31, 2014, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $1.8 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.
Critical Accounting Policies
Our management prepares financial statements in conformity with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets and long-lived assets. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
Goodwill
In connection with acquisitions, we apply the provisions of ASC 805, Business Combinations , using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At September 30, 2014, we performed our assessment and determined that goodwill was not impaired.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. During the third quarter of 2014, in connection with an operationally focused reorganization of our business into a regional format, we realigned our management and reporting structure. The reorganization was implemented to (1) better align our operations and sales territories to that of our customers, (2) quickly respond to the evolving needs of companies operating in the AEC industry, our primary market, (3) eliminate redundant business practices, and (4) realize operational economies of scale by combining operational staff, sales staff, back-office functions and streamlining our management structure. We concluded that a number of our reporting units met the required aggregation criteria, and as a result, we aggregated those reporting units into seven reporting units identified for purposes of evaluating goodwill for impairment as of September 30, 2014.
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
The estimated fair values of our reporting units were based upon their respective projected EBITDA margins, which were anticipated to increase between 0 and 200 basis points from 2014 to 2015, followed by year-over-year increases of approximately 100 to 200 basis points in 2016, with stabilization expected in 2017. These cash flows were discounted using a weighted average cost of capital ranging from 11% to 13%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
The results of step one of the goodwill impairment test, as of September 30, 2014, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	1	$—
Reporting units failing step one that continue to carry a goodwill balance	—	—
Fair value of reporting unit exceeds its carrying value by 25%-30%	1	7,285
Fair value of reporting unit exceeds its carrying value by more than 75%	5	205,323
	7	$212,608
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
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2014 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2014, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

We recognize revenues from Digital services when such services have been rendered as they relate to scanning services, "digital shipping" and managed file transfer. Revenues derived from our Digital Services include hosted software licensing activities, which are recognized ratably over the term of the license.
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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of December 31, 2014, the valuation allowance against certain deferred tax assets was $82.0 million.
In future quarters we will continue to evaluate our historical results for the preceding twelve quarters and our future projections to determine whether we will generate sufficient taxable income to utilize our deferred tax assets, and whether a partial or full valuation allowance is still required. Should we generate sufficient taxable income, however, we may reverse a portion or all of the then current valuation allowance. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, we may release a significant portion of the valuation allowance within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact our financial position and results of operations.
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
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for disclosure on recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2014, we entered into a $175.0 million Term A Credit Agreement. Borrowings under the Term A Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, our Term A Credit Agreement exposes us to market risk for changes in interest rates. As of December 31, 2014, we had $203.9 million of total debt, net of discount, and capital lease obligations, of which approximately 15% was at a fixed rate, with the remainder at variable rates. Given our debt position at December 31, 2014, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.7 million annually.
As of December 31, 2014, we were not party to any derivative or hedging transactions; however, we have entered into derivative instruments in the past to manage our exposure to changes in interest rates. These instruments allowed us to raise funds at floating rates and effectively swap them into fixed rates, without the exchange of the underlying principal amount. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2014, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President, and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2014.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARC Document Solutions, Inc.
Walnut Creek, California
We have audited the internal control over financial reporting of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 13, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 13, 2015

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2014, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2015 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2015 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2015 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm Deloitte & Touche LLP
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements

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

10.1	ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.2	Amendment No. 1 to ARC Document Solutions 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.3	Amendment No. 2 to ARC Document Solutions 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.4	Amendment No. 3 to ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

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

10.7
Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.8
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

10.10
Form of ARC Document Solutions Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.11
Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).^

10.12
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

10.22
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

10.25
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.26
Amended and Restated Employment Agreement, dated March 21, 2012, between American Reprographics Company and Mr. Suriyakumar (incorporated by reference to Exhibit 10. 1 to the Registrant’s Form 8-K (filed on March 21, 2011).^

10.27
Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (filed on February 21, 2012).^

10.28
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.29
Amended and Restated Employment Agreement, dated March 21, 2011, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 21, 2011).^

10.30
Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.31
Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.32
First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).^

10.33
Amended and Restated Executive Employment Agreement, dated March 21, 2011, between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 21, 2011). ^

10.34
Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.35
Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009 (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K filed on February 26, 2010). ^

10.36
Executive Employment Agreement, dated April 14, 2011, between American Reprographics Company and Jorge Avalos, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2011).^

10.37
Separation Agreement, dated April 13, 2011, between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 21, 2011).^

10.38
Executive Employment Agreement, dated July 18, 2011, between American Reprographics Company and John E.D. Toth, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2011).^

10.39	Form of Indemnification Agreement between ARC Document Solutions, Inc. and each of its Directors and Executive Officers.

10.40	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 13, 2013, between ARC Document Solutions, Inc. and Mr. Rahul K. Roy.^

10.41
Letter Amendment, dated March 13, 2014, by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K filed on March 14, 2014).^

10.42
Amended and Restated Employment Agreement, dated March 13, 2014, between ARC Document Solutions, Inc. and Mr. Kumarakulasingam (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K filed on March 14, 2014).^

10.43
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and John Toth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 7, 2014).

10.44
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 7, 2014).^

10.45
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on May 7, 2014).^

10.46
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on May 7, 2014).^

10.47	ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 6, 2014).

10.48	Amendment No. 1 to ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 6, 2014).

10.49
Amended and Restated Executive Employment Agreement dated May 17, 2014 by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2014).^

10.50
Credit Agreement dated November 20, 2014, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 21, 2014).

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
Date: March 13, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2015

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial Officer)	March 13, 2015

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 13, 2015

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	March 13, 2015

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 13, 2015

/s/ JAMES F. MCNULTY James F. McNulty	Director	March 13, 2015

/s/ MARK W. MEALY Mark W. Mealy	Director	March 13, 2015

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	March 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARC Document Solutions, Inc.
Walnut Creek, California
We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARC Document Solutions, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 13, 2015

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$22,636	$27,362
Accounts receivable, net of allowances for accounts receivable of $2,413 and $2,517	62,045	56,328
Inventories, net	16,251	14,047
Deferred income taxes	278	356
Prepaid expenses	4,767	4,324
Other current assets	6,080	4,013
Total current assets	112,057	106,430
Property and equipment, net of accumulated depreciation of $214,697 and $206,636	59,520	56,181
Goodwill	212,608	212,608
Other intangible assets, net	23,841	27,856
Deferred financing fees, net	2,440	3,242
Deferred income taxes	1,110	1,186
Other assets	2,492	2,419
Total assets	$414,068	$409,922
Liabilities and Equity
Current liabilities:
Accounts payable	$26,866	$23,363
Accrued payroll and payroll-related expenses	13,765	11,497
Accrued expenses	22,793	21,365
Current portion of long-term debt and capital leases	27,969	21,500
Total current liabilities	91,393	77,725
Long-term debt and capital leases	175,916	198,228
Deferred income taxes	33,463	31,667
Other long-term liabilities	3,458	3,163
Total liabilities	304,230	310,783
Commitments and contingencies (Note 8)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 46,800 and 46,365 shares issued and 46,723 and 46,320 shares outstanding	47	46
Additional paid-in capital	110,650	105,806
Retained deficit	(7,353)	(14,628)
Accumulated other comprehensive (loss) income	(161)	634
	103,183	91,858
Less cost of common stock in treasury, 77 and 45 shares	408	168
Total ARC Document Solutions, Inc. stockholders’ equity	102,775	91,690
Noncontrolling interest	7,063	7,449
Total equity	109,838	99,139
Total liabilities and equity	$414,068	$409,922
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Service sales	$371,884	$355,358	$350,260
Equipment and supplies sales	51,872	51,837	55,858
Total net sales	423,756	407,195	406,118
Cost of sales	279,478	272,858	282,599
Gross profit	144,278	134,337	123,519
Selling, general and administrative expenses	107,672	96,800	93,073
Amortization of intangible assets	5,987	6,612	11,035
Goodwill impairment	—	—	16,707
Restructuring expense	777	2,544	3,320
Income (loss) from operations	29,842	28,381	(616)
Other income, net	(96)	(106)	(100)
Loss on extinguishment of debt	5,599	16,339	—
Interest expense, net	14,560	23,737	28,165
Income (loss) before income tax provision	9,779	(11,589)	(28,681)
Income tax provision	2,348	2,986	2,784
Net income (loss)	7,431	(14,575)	(31,465)
Income attributable to noncontrolling interest	(156)	(748)	(503)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$7,275	$(15,323)	$(31,968)

Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.16	$(0.33)	$(0.70)
Diluted	$0.15	$(0.33)	$(0.70)
Weighted average common shares outstanding:
Basic	46,245	45,856	45,668
Diluted	47,088	45,856	45,668
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$7,431	$(14,575)	$(31,465)
Other comprehensive income, net of tax
Foreign currency translation adjustments	(851)	190	345
Amortization of derivative, net of tax effect of $0, $0 and $1,285	—	—	2,154
Other comprehensive (loss) income, net of tax	(851)	190	2,499
Comprehensive income (loss)	6,580	(14,385)	(28,966)
Comprehensive income attributable to noncontrolling interest	100	993	553
Comprehensive income (loss) income attributable to ARC Document Solutions, Inc. shareholders	$6,480	$(15,378)	$(29,519)
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2011	46,235	$46	$99,728	$32,663	$(1,760)	$—	$6,388	$137,065
Stock-based compensation	6		1,999					$1,999
Issuance of common stock under Employee Stock Purchase Plan	6		28					$28
Stock options exercised	15		79					$79
Tax benefit from stock-based compensation, net of tax deficiency	—		676					$676
Treasury shares	12		—	—		(44)		$(44)
Comprehensive loss			—	(31,968)	2,449	—	553	$(28,966)
Balance at December 31, 2012	46,274	$46	$102,510	$695	$689	$(44)	$6,941	$110,837
Stock-based compensation	41		3,207					3,207
Issuance of common stock under Employee Stock Purchase Plan	6		30					30
Stock options exercised	11		59					59
Dividends paid to noncontrolling interest			—				(485)	(485)
Treasury shares	33		—			(124)		(124)
Comprehensive loss			—	(15,323)	(55)	—	993	(14,385)
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	167		3,532		—			3,532
Issuance of common stock under Employee Stock Purchase Plan	13		82		—			82
Stock options exercised	223	1	1,230					1,231
Treasury shares	32		—		—	(240)		(240)
Dividends paid to noncontrolling interest			—		—	—	(486)	(486)
Comprehensive income (loss)			—	7,275	(795)	—	100	6,580
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$7,431	$(14,575)	$(31,465)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	546	636	456
Depreciation	28,148	28,133	28,487
Amortization of intangible assets	5,987	6,612	11,035
Amortization of deferred financing costs	758	1,098	1,088
Amortization of bond discount	764	671	611
Goodwill impairment	—	—	16,707
Stock-based compensation	3,802	3,207	1,999
Deferred income taxes	5,429	(4,909)	(6,433)
Deferred tax valuation allowance	(3,552)	7,277	9,750
Restructuring expense, non-cash portion	—	244	2,379
Amortization of derivative, net of tax effect	—	—	2,154
Loss on early extinguishment of debt	5,599	16,339	—
Other non-cash items, net	(462)	(323)	321
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(6,898)	(5,133)	2,533
Inventory	(2,220)	376	(3,005)
Prepaid expenses and other assets	(1,830)	1,966	1,032
Accounts payable and accrued expenses	6,510	5,179	(97)
Net cash provided by operating activities	50,012	46,798	37,552
Cash flows from investing activities
Capital expenditures	(13,269)	(18,191)	(20,348)
Payments for businesses acquired, net of cash acquired	(342)	—	—
Other	(185)	741	323
Net cash used in investing activities	(13,796)	(17,450)	(20,025)
Cash flows from financing activities
Proceeds from stock option exercises	1,227	59	79
Proceeds from issuance of common stock under Employee Stock Purchase Plan	82	30	28
Share repurchases, including shares surrendered for tax withholding	(240)	(124)	—
Proceeds from borrowings on long-term debt agreements	175,000	196,402	—
Payments of debt extinguishment costs	—	(11,330)	—
Early extinguishment of long-term debt	(194,500)	(200,000)	—
Payments on long-term debt agreements and capital leases	(19,217)	(12,379)	(15,601)
Net borrowings (repayments) under revolving credit facilities	98	(237)	1,266
Payment of deferred financing costs	(2,735)	(2,220)	(839)
Dividends paid to noncontrolling interest	(486)	(485)	—
Net cash used in financing activities	(40,771)	(30,284)	(15,067)
Effect of foreign currency translation on cash balances	(171)	277	124
Net change in cash and cash equivalents	(4,726)	(659)	2,584
Cash and cash equivalents at beginning of period	27,362	28,021	25,437
Cash and cash equivalents at end of period	$22,636	$27,362	$28,021
Supplemental disclosure of cash flow information:
Cash paid for interest	13,303	22,873	23,277
Income taxes paid (received), net	548	(3,345)	(122)
Noncash financing activities:
Capital lease obligations incurred	$19,055	$10,399	$10,047
Liabilities in connection with the acquisition of businesses	$1,768	$—	$—
Liabilities in connection with deferred financing costs	$8	$433	$—
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s operations in China, held $12.7 million of the Company’s cash and cash equivalents as of December 31, 2014. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Restricted Cash
As of December 31, 2014, the Company had restricted cash of $1.4 million related to a government grant received by UNIS Document Solutions Co. Ltd., (“UDS”), the Company's joint-venture in China, which was included in other current assets. Restrictions on the cash are removed upon approval by the governmental agency of project-based expenditures supporting technology investments made by UDS.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 4% of net sales during the years ended December 31, 2014, 2013 and 2012.

The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 30%, 31% and 31% for the years ended December 31, 2014, 2013 and 2012, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.
Purchases from the Company’s three largest vendors during the years ended December 31, 2014, 2013 and 2012 comprised approximately 33%, 36%, and 34% respectively, of the Company’s total purchases of inventory and supplies.

Allowance for Doubtful Accounts
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2014, 2013, and 2012 the Company recorded expenses of $0.5 million, $0.6 million and $0.5 million, respectively, related to the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2014 and 2013, the reserves for inventory obsolescence was $0.9 million.
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
As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes) that a valuation allowance was needed. As of December 31, 2014 and 2013, the valuation allowance against certain deferred tax assets was $82.0 million and $85.6 million, respectively.

In future quarters the Company will continue to evaluate its historical results for the preceding twelve quarters and its future projections to determine whether the Company will generate sufficient taxable income to utilize its deferred tax assets, and whether a partial or full valuation allowance is still required. Should the Company generate sufficient taxable income, however, a portion or all of the then current valuation allowance may be reversed. Based on recent earnings in certain jurisdictions there is a reasonable possibility that, within the next year, sufficient positive evidence may become available to reach a conclusion that a portion of the valuation allowance will no longer be needed. As such, the Company may release a significant portion of the valuation allowance within the next 12 months. This release would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period such release is recorded. Any such adjustment could materially impact our financial position and results of operations.

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
Assets acquired under capital lease arrangements are included in machinery and equipment, are recorded at the present value of the minimum lease payments, and are depreciated using the straight-line method over the life of the asset or term of the lease, whichever is shorter. Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized. Gains or losses on the sale or disposal of property and equipment are reflected in operating income.

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 6 “Property and Equipment”) includes $0.1 million and $0.3 million of capitalized software development costs as of December 31, 2014 and 2013, respectively, net of accumulated amortization of $17.5 million and $17.5 million as of December 31, 2014 and 2013, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.2 million, $0.3 million and $0.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.
Impairment of Long-Lived Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Property, Plant, and Equipment. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the regional level, which is the operating segment level.
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2014, 2013 or 2012.
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are capitalized as incurred and amortized based on the effective interest method for the Company's borrowings under its term loan credit agreement ("Term A Credit Agreement"). At December 31, 2014 and 2013, the Company had deferred financing costs of $2.4 million and $3.2 million, respectively, net of accumulated amortization of $0.1 million and $0.5 million, respectively.
In 2014, the Company added $2.5 million of deferred financing costs related to its Term A Credit Agreement. In addition, the Company wrote off $2.4 million of deferred financing costs due to the extinguishment, in full, of its previous term loan credit agreement ("Term B Loan Credit Agreement") and the termination of the Company's 2012 Credit Agreement.
In 2013, the Company added $2.7 million of deferred financing costs related to its Term Loan Credit Agreement and amended 2012 Credit Agreement. In addition, the Company wrote off $2.5 million of deferred financing costs due to the extinguishment, in full, of its 10.5% senior secured notes and the amendment to the Company's 2012 Credit Agreement.
Derivative Financial Instruments
As of December 31, 2014 the Company was not party to any derivative or hedging transactions.
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

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $9.2 million and $12.9 million as of December 31, 2014 and 2013, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Contingent Liabilities: The Company recognizes liabilities for future earnout obligations on business acquisitions at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Liabilities for future earnout obligations totaled $1.8 million as of December 31, 2014.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheets as of December 31, 2014 for borrowings under its Term A Credit Agreement and other notes payable is $173.0 million and $0.2 million, respectively. The Company has determined the fair value of its borrowings under its Term A Credit Agreement and other notes payable is $173.0 million and $0.2 million, respectively, as of December 31, 2014.
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
Revenue Recognition
The Company applies the provisions of ASC 605, Revenue Recognition. In general, the Company recognizes revenue when (i) persuasive evidence of an arrangement exists, (ii) delivery of products has occurred or services have been rendered, (iii) the sales price charged is fixed or determinable and (iv) collection is reasonably assured. Net sales include an allowance for estimated sales returns and discounts.
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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $11.6 million, $12.1 million, and $12.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2014, 2013 and 2012.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary. To date, such provisions have been within the range of management’s expectations.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) includes foreign currency translation adjustments and the amortized fair value of the company's previous swap transaction, net of taxes. The previous swap transaction was de-designated on December 1, 2010, as it no longer qualified as a cash flow hedge when the cash proceeds from the issuance of the Notes were used to pay off the Company’s previous credit agreement. At that time, the fair value of the Amended Swap Transaction was computed and the effective portion was stored in other comprehensive income and was amortized into income, net of tax effect, on the straight-line method, based on the original notional schedule.
Asset and liability accounts of international operations are translated into the Company’s functional currency, U.S. dollars, at current rates. Revenues and expenses are translated at the weighted-average currency rate for the fiscal year.

Segment and Geographic Reporting
The provisions of ASC 280, Segment Reporting, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense, whose operating results are reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker. Because its operating segments have similar products and services, classes of customers, production processes, distribution methods and economic characteristics, the Company is operates as a single reportable segment.
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2014	2013	2012
Service Sales
Onsite Services(1)	$135,020	$121,550	$108,817
Traditional Reprographics	113,179	116,673	126,785
Color	90,310	83,601	79,080
Digital	33,375	33,534	35,578
Total services sales	371,884	355,358	350,260
Equipment and Supplies Sales	51,872	51,837	55,858
Total net sales	$423,756	$407,195	$406,118

(1)	Represents work done at the Company’s customer sites which includes Facilities Management (“FM”) and Managed Print Services (“MPS”).
The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States have been small but growing. See table below for revenues and long-lived assets, net, excluding intangible assets, attributable to the Company’s U.S. operations and foreign operations.

	Year Ended December 31,
	2014			2013			2012
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$364,382	$59,374	$423,756	$354,995	$52,200	$407,195	$353,763	$52,355	$406,118
Long-lived assets, net, excluding intangible assets	$51,826	$7,694	$59,520	$48,319	$7,862	$56,181	$48,486	$7,985	$56,471
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $1.7 million, $1.4 million, and $1.5 million during the years ended December 31, 2014, 2013 and 2012, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for the years ended December 31, 2014, 2013 and 2012, was $3.8 million, $3.2 million and $2.0 million, respectively and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, the excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.
The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2014, 2013 and 2012, was $3.69, $1.57 and $2.97 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the years ended December 31, 2014 and 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average assumptions used:
Risk free interest rate	2.12%	1.36%	1.17%
Expected volatility	57.3%	59.7%	54.8%
Expected dividend yield	—%	—%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2014, 2013 and 2012 was 7.1 years, 7.0 years and 7.1 years, respectively.
For fiscal years 2014, 2013 and 2012, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 3% in 2014, 3% in 2013 and 2% in 2012. The Company’s assumed forfeiture rate is based on the historical forfeiture rate for employees at similar levels in the Company. The Company reviews its forfeiture rate at least on an annual basis.
As of December 31, 2014, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $3.7 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.
For additional information, see Note 10 “Employee Stock Purchase Plan and Stock Plan.”
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $6.3 million, $5.5 million and $5.4 million during the fiscal years ended December 31, 2014, 2013 and 2012, respectively.
Noncontrolling Interest
The Company accounted for its investment in UNIS Document Solutions Co. Ltd., (“UDS”) under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS has been consolidated in the Company’s financial statements from the date of acquisition. Noncontrolling interest, which represents the 35 percent non-controlling interest in UDS, is reflected on the Company’s Consolidated Financial Statements.
Sales Taxes
The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share are computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 1.5 million, 2.1 million and 2.3 million common stock options excluded as their effect would have been anti-dilutive for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted average common shares outstanding during the period — basic	46,245	45,856	45,668
Effect of dilutive stock options	843	—	—
Weighted average common shares outstanding during the period — diluted	47,088	45,856	45,668
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The adoption of ASU 2014-08 is not expected to have an impact on the Company's consolidated financial statements. The Company will adopt this standard effective January 1, 2015. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future transactions after adoption may be different than under current standards.

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
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. The Company’s restructuring efforts included service center closures in both 2012 and 2013. The Company closed or downsized 23 service center locations in 2013, in addition to 33 service center locations in 2012. Restructuring expenses in 2014 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Employee termination costs	$—	$15	$784
Estimated lease termination and obligation costs	554	1,803	2,168
Other restructuring expenses	223	726	368
Total restructuring expenses	$777	$2,544	$3,320
The changes in the restructuring liability from December 31, 2012 through December 31, 2014 are summarized as follows:

Balance, December 31, 2012	$2,299
Restructuring expenses	2,544
Payments	(4,304)
Balance, December 31, 2013	$539
Restructuring expenses	777
Payments	(1,203)
Balance, December 31, 2014	$113

4. ACQUISITIONS
During 2014, the Company acquired five businesses. Consideration for the purchase of the five businesses included earnout liabilities of $2.1 million, of which $0.3 million was paid in cash in 2014 with a remaining earnout liabilities balance of $1.8 million as of December 31, 2014. The Company's requirement to pay these earnout liabilities is contingent upon the future financial growth of the acquired businesses. The results of operations of the companies acquired have been included in the Consolidated Financial Statements from their respective dates of acquisition. The acquisitions, individually and in aggregate, were not material to the Company's consolidated results of operations.
During 2013 and 2012, the Company had no business acquisitions.

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
At September 30, 2012, absent the fact that the Company assesses goodwill for impairment annually as of September 30, the Company determined that there were sufficient indicators to trigger a goodwill impairment analysis. The indicators included, among other factors: (1) the Company’s underperformance relative to its plan in the third quarter of 2012, (2) the performance against plan of reporting units which previously had goodwill impairment, (3) the economic environment, and (4) the continued decrease in large and small format printing at the Company’s service centers, which the Company management believes is partly due to customers’ increasing adoption of technology. The Company’s analysis indicated that seven of its reporting units, six in the United States and one in Canada, had a goodwill impairment as of September 30, 2012. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2012 to reduce the carrying value of goodwill by $16.7 million.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. During the third quarter of 2014, in connection with an operationally focused reorganization of the Company's business into a regional format, the Company realigned its management and reporting structure. The reorganization was implemented to (1) better align the Company's operations and sales territories to that of its customers, (2) quickly respond to the evolving needs of companies operating in the AEC industry, the Company's primary market, (3) eliminate redundant business practices, and (4) realize operational economies of scale by combining operational staff, sales staff, back-office functions and streamlining the Company's management structure. The Company concluded that a number of its reporting units met the required aggregation criteria, and as a result, the Company aggregated those reporting units into seven reporting units identified for purposes of evaluating goodwill for impairment as of September 30, 2014.
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
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2014 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2015, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2013 through December 31, 2014 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2013	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	—	—
December 31, 2013	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	—	—
December 31, 2014	$405,558	$192,950	$212,608
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years. The Company acquired five businesses during 2014 and recorded customer relationship intangibles of $2.1 million related to the acquisitions.
During the fourth quarter of 2010, the Company decided to consolidate the various brands that previously represented the Company’s market presence in North America. Beginning in January 2011, each of the Company’s North American operating segments and their respective locations began to adopt ARC, the Company’s overall brand name. Original brand names were used in conjunction with the new ARC brand name to reinforce the Company’s continuing presence in the business communities it serves, and ongoing relationships with its customers. Accordingly, the remaining estimated useful lives of the trade name intangible assets were revised down to 18 months. This change in estimate was accounted for on a prospective basis, resulting in increased amortization expense over the revised useful life of each trade name. There was no related impact for the years ended December 31, 2014 or 2013. The impact of this change for the twelve months ended December 31, 2012 was an increase in amortization expense of approximately $3.2 million. Trade names were amortized using the straight-line method. The Company retired the original North American trade names in April 2012.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2014 and December 31, 2013 which continue to be amortized:

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,606	$76,298	$23,308	$97,775	$70,495	$27,280
Trade names and trademarks	20,370	19,837	533	20,375	19,799	576
	$119,976	$96,135	$23,841	$118,150	$90,294	$27,856
Based on current information, estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2015	$5,663
2016	4,844
2017	4,279
2018	3,865
2019	3,145
Thereafter	2,045
$23,841
6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31,
	2014	2013
Machinery and equipment	$254,206	$241,626
Buildings and leasehold improvements	16,399	17,255
Furniture and fixtures	3,612	3,936
	274,217	262,817
Less accumulated depreciation	(214,697)	(206,636)
	$59,520	$56,181
Depreciation expense was $28.1 million, $28.1 million, and $28.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2014	2013
Term A loan facility maturing 2019; 2.74% interest rate at December 31, 2014	$173,000	$—
Term B loan facility maturing 2018, net of original issue discount of $4,000 (repaid); 6.25% interest rate at December 31, 2013	—	196,000
Various capital leases; weighted average interest rate of 6.8% and 7.5% at December 31, 2014 and 2013; principal and interest payable monthly through November 2020	28,789	21,516
Borrowings from foreign revolving credit facilities; 0.6% interest rate at December 31, 2014 and 2013	1,897	1,811
Various other notes payable with a weighted average interest rate of 6.5% and 6.4% at December 31, 2014 and 2013, respectively; principal and interest payable monthly through June 2016	199	401
	203,885	219,728
Less current portion	(27,969)	(21,500)
	$175,916	$198,228
Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of December 31, 2014, the Company's borrowing availability under the Term A Credit Agreement was $27.7 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $2.3 million.
Loans borrowed under the Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.50% to 2.50%, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.50% to 1.50%, based on our Company’s Total Leverage Ratio.

The Company will pay certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the Term A Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Term A Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of the Company.
The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In accordance with the Term A Credit Agreement, the Company is permitted to pay dividends related to its equity securities payable solely in shares of equity securities. In addition, the Term A Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as of the last day of each fiscal quarter, in an amount not less than 1.25 to 1.00.
The Term A Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.

The obligations of the Company’s subsidiary that is the borrower under the Term A Credit Agreement are guaranteed by the Company and each other United States domestic subsidiary of the Company. The Term A Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, the Company’s and each guarantor’s assets (subject to certain exceptions).
Term B Loan Facility

On December 20, 2013, we entered into a Term Loan Credit Agreement (the “Term B Loan Credit Agreement”) among ARC, as borrower, JPMorgan Chase Bank., N.A, as administrative agent and as collateral agent, and the lenders party thereto. Concurrently with the Company’s entry into the Term A Credit Agreement described above, the Company paid in full and terminated the Term B Loan Credit Agreement resulting in a loss on early extinguishment of debt of $5.6 million in 2014.

The credit facility provided under the Term B Loan Credit Agreement consisted of an initial term loan facility of $200.0 million, the entirety of which was disbursed in order to pay for the purchase of the Notes that were accepted under a cash tender offer and the subsequent redemption of the remaining outstanding Notes and to pay associated fees and expenses in connection with the cash tender offer and redemption.
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
2012 Credit Agreement
On January 27, 2012, the Company entered into a Credit Agreement (the “2012 Credit Agreement”), which, as amended in 2013, provided revolving loans in an aggregate principal amount not to exceed $40.0 million, with a Canadian sublimit of $5.0 million, based on inventory and accounts receivable of our subsidiaries organized in the US (“United States Domestic Subsidiaries”) and Canada (“Canadian Domestic Subsidiaries”) that meet certain eligibility criteria. Concurrently with the Company’s entry into the Term A Credit Agreement described above, the Company terminated the 2012 Credit Agreement.
Foreign Credit Agreement
In the third quarter of 2013, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 18 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of December 31, 2014. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
Minimum future maturities of long-term debt and capital lease obligations as of December 31, 2014 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2015	$17,536	$10,433
2016	17,560	8,035
2017	17,500	6,047
2018	17,500	3,395
2019	105,000	801
Thereafter	—	78
	$175,096	$28,789

8. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2014:

Year ending December 31:
2015	$16,925
2016	13,198
2017	10,415
2018	5,351
2019	2,681
Thereafter	1,720
$50,290
Total rent expense under operating leases, including month-to-month rentals, amounted to $23.4 million, $24.1 million, and $26.3 million during the years ended December 31, 2014, 2013 and 2012, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers. The term of the final lease with such related parties ended on March 2014. As of December 31, 2014, the Company is not party to any lease agreements with related parties. The rental expense on these facilities amounted to $43 thousand, $0.9 million and $1.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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
On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for Orange County. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company has a liability of $0.9 million as of December 31, 2014 related to the claim, which represents management's best estimate of the probable outcome based on information available. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.

On February 1, 2013, the Company filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with the Company's customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. The Company instituted this suit to stop the defendant from using similar unfair business practices against it in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In December 2014, the court awarded the defendant attorneys' fees related to the case. In February 2015, ARC entered into a settlement with the defendant with regards to attorneys' fees. Legal fees associated with the litigation, including the settlement with the defendant, totaled $3.8 million in 2014 and were recorded as selling, general and administrative expense.
In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
9. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$—	$—	$59
State	86	264	370
Foreign	392	354	322
	478	618	751
Deferred:
Federal	1,453	1,898	1,356
State	343	869	489
Foreign	74	(399)	188
	1,870	2,368	2,033
Income tax provision	$2,348	$2,986	$2,784
The Company's foreign earnings before taxes were $0.3 million, $2.3 million and $2.9 million for 2014, 2013 and 2012, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2014	2013
Deferred tax assets:
Financial statement accruals not currently deductible	$3,661	$3,217
Accrued vacation	914	763
Deferred revenue	420	418
State taxes	62	162
Fixed assets	8,004	6,408
Goodwill and other identifiable intangibles	25,079	32,111
Stock-based compensation	5,098	6,061
Federal tax net operating loss carryforward	33,005	31,817
State tax net operating loss carryforward, net	5,179	4,584
State tax credits, net	994	942
Foreign tax credit carryforward	506	249
Foreign tax net operating loss carryforward	455	361
Gross deferred tax assets	83,377	87,093
Less: valuation allowance	(81,989)	(85,551)
Net deferred tax assets	1,388	1,542

Deferred tax liabilities:
Goodwill and other identifiable intangibles	$(33,463)	$(31,667)
Net deferred tax liabilities	$(32,075)	$(30,125)

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	4	3	1
Foreign taxes	1	4	2
Goodwill impairment	—	—	(8)
Valuation allowance	(36)	(63)	(34)
Non-deductible expenses and other	3	(1)	(1)
Section 162(m) limitation	4	(2)	—
Stock-based compensation	16	(8)	(4)
Discrete item for state taxes	(4)	8	—
Discrete items for other	1	(2)	(1)
Effective income tax rate	24%	(26)%	(10)%

In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. As of December 31, 2014, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance on certain deferred assets was needed.

Based on the Company’s assessment, the remaining net deferred tax assets of $1.4 million as of December 31, 2014 are considered to be more likely than not to be realized. The valuation allowance of $82.0 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.

As of December 31, 2014, the Company had approximately $94.3 million of consolidated federal, $105.4 million of state and $2.1 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2015 and 2019. The state net operating loss carryforwards expire in varying amounts between 2015 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2015 and 2034.

Goodwill impairment item represents non-deductible goodwill impairment related to stock acquired in prior years. Non-deductible other items include meals and entertainment and other items that, individually, are not significant.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. In 2010, the IRS commenced an examination of the Company’s U.S. income tax return for 2008, which was completed in February of 2011. The IRS did not propose any adjustments to the Company’s 2008 U.S. income tax return. In 2011, the IRS commenced an examination of the Company’s 2009 and 2010 U.S. income tax returns. The IRS did not propose any significant adjustments to the Company’s 2009 and 2010 U.S. income tax returns as of December 31, 2014.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
Beginning balance at January 1,	$266	$266	$—
Additions based on tax positions related to the current year	—	—	266
Reductions based on tax positions related to the prior year	(266)	—	—
Reductions for tax positions due to expiration of statute of limitations	—	—	—
Ending balance at December 31,	$—	$266	$266
The Company recognizes penalties and interest related to unrecognized tax benefits in tax expense. Interest expense of $0 and $27 thousand is included in the ASC 740-10, Income Taxes, liability on the Company’s balance sheet as of December 31, 2014 and 2013, respectively.
10. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2014, 2013, and 2012 was $15 thousand, $5 thousand and $5 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2014	2013	2012
Shares purchased	13	6	6
Average price per share	$6.24	$4.90	$4.51
Stock Plan
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. At December 31, 2014, 3.0 million shares remain available for issuance under the Stock Plan.
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
During the year ended December 31, 2014, the Company granted options to acquire a total of 518 thousand shares of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over three years and expire 10 years after the date of grant. In addition, the Company granted options to acquire a total of 48 thousand and 13 thousand shares of the Company’s common stock to its Chief Operating Officer and its Chief Financial Officer, respectively, with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options will vest annually over four years and expire 10 years after the date of grant.
During the year ended December 31, 2013, the Company granted options to acquire a total of 1.5 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company's common stock on the date of grant.
In 2012, the Company granted options to acquire a total of 631 thousand shares, of the Company’s common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the respective dates of grant.
The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2012	2,336	$7.64
Granted	1,508	$2.67
Exercised	(11)	$5.62
Forfeited/Cancelled	(220)	$7.61
Outstanding at December 31, 2013	3,613	$5.57
Granted	579	$6.25
Exercised	(223)	$5.53
Forfeited/Cancelled	(288)	$7.86
Outstanding at December 31, 2014	3,681	$5.50	7.15	$18,276
Vested or expected to vest at December 31, 2014	3,632	$5.51	7.13	$18,002
Exercisable at December 31, 2014	1,878	$6.78	5.89	$7,371
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2014. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $398 thousand, $27 thousand and $1 thousand, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2014, and changes during the fiscal year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2013	1,942	$1.90
Granted	579	$3.68
Vested	(701)	$3.03
Forfeited/Cancelled	(17)	$2.68
Non-vested at December 31, 2014	1,803	$2.43
The following table summarizes certain information concerning outstanding options at December 31, 2014:

Range of Exercise Price	Options Outstanding at December 31, 2014
$2.37 – $3.99	1,488
$5.37 – $7.19	1,167
$8.20 – $9.03	976
$23.85 – $35.42	50
$2.37 – $35.42	3,681
Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $60 thousand.
In 2014, the Company granted 144 thousand shares of restricted stock to the Company's Chief Executive Officer. The restricted stock vests annually over four years after the date of grant. In addition, the Company granted 9 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
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

A summary of the Company’s non-vested restricted stock as of December 31, 2014, and changes during the fiscal year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value
Non-vested at December 31, 2013	345	$6.83
Granted	201	$7.08
Vested	(255)	$6.16
Forfeited/Cancelled	(1)	$8.53
Non-vested at December 31, 2014	290	$7.57
The total fair value of restricted stock awards vested during the years ended December 31, 2014, 2013 and 2012 was $1.8 million, $0.8 million and $1.2 million, respectively.
11. RETIREMENT PLANS

The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. During a portion of 2009, the Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. In 2013, the Company reinstated the mandatory company contribution. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $80 thousand and $50 thousand during the years ended December 31, 2014 and 2013, respectively. The Company did not make any discretionary contributions to its 401(k) plan in 2012.

12. DERIVATIVES AND HEDGING TRANSACTIONS
As of December 31, 2014 the Company was not party to any derivative or hedging transactions.
As of December 31, 2010, the Company was party to a swap transaction, in which the Company exchanged its floating-rate payments for fixed-rate payments. The swap transaction qualified as a cash flow hedge up to November 30, 2010. As of December 1, 2010, the swap transaction was de-designated upon issuance of the Notes and payoff of the Company’s previous credit agreement. The swap transaction no longer qualified as a cash flow hedge under ASC 815, Derivatives and Hedging, as all the floating-rate debt was extinguished. As of December 31, 2010, the swap transaction had a negative fair value of $9.7 million, all of which was recorded in accrued expenses. On January 3, 2011, the swap transaction was terminated and settled. The loss was reclassed out of accumulated other comprehensive loss into income from 2011 to 2012.
As of December 31, 2014, there is no amount deferred in accumulated other comprehensive income related to any swap transactions.

The following table summarizes the effect of the Amended Swap Transaction on the Consolidated Statements of Operations for the year ended December 31, 2014, 2013 and 2012:

	Amount of Gain or (Loss) Reclassified from AOCL into Income			Amount of Gain or (Loss) Recognized in Income
	(effective portion)			(ineffective portion)
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Location of Loss Reclassified from AOCL into Income
Interest expense	$—	$—	$3,440	$—	$—	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated financial statements as of and for the year ended December 31, 2014 and 2013:

	Significant Other Unobservable Inputs December 31,
	2014		2013
	Level 3	Total Losses	Level 3	Total Losses
Recurring Fair Value Measure
Contingent purchase price consideration for acquired businesses	$1,768	$—	$—	$—
The Company recognizes liabilities for future earnout obligations on business acquisitions at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of December 31, 2014, the estimated contractually required earnout amounts would be achieved. The following table presents the change in the Level 3 contingent purchase price consideration liability for 2014.

Balance, December 31, 2013	$—
Additions related to acquisitions	2,110
Payments	(342)
Adjustments included in earnings	—
Balance, December 31, 2014	$1,768

Schedule II
ARC DOCUMENT SOLUTIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(Dollars in thousands)

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2014
Allowance for accounts receivable	$2,517	$546	$(650)	$2,413
Year ended December 31, 2013
Allowance for accounts receivable	$2,634	$636	$(753)	$2,517
Year ended December 31, 2012
Allowance for accounts receivable	$3,309	$456	$(1,131)	$2,634

(1)	Deductions represent uncollectible accounts written-off net of recoveries.

EXHIBIT INDEX

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.

3.3	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

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

10.1	ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.2	Amendment No. 1 to ARC Document Solutions 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.3	Amendment No. 2 to ARC Document Solutions 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.4	Amendment No. 3 to ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

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

10.7
Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.8
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

10.10
Form of ARC Document Solutions Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.11
Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).^

10.12
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

10.22
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

10.25
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Sathiyamurthy Chandramohan dated March 27, 2007 (incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.26
Amended and Restated Employment Agreement, dated March 21, 2012, between American Reprographics Company and Mr. Suriyakumar (incorporated by reference to Exhibit 10. 1 to the Registrant’s Form 8-K (filed on March 21, 2011).^

10.27
Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K (filed on February 21, 2012).^

10.28
Restricted Stock Award Grant Notice between American Reprographics Company and Mr. Suriyakumar dated March 27, 2007 (incorporated by reference to Exhibit 99.2 to the Registrant’s Form 8-K filed on March 30, 2007).^

10.29
Amended and Restated Employment Agreement, dated March 21, 2011, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on March 21, 2011).^

10.30
Agreement to Grant Stock dated effective December 7, 2004, between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.36 to the Registrant’s Form 10-K filed on March 31, 2005).^

10.31
Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Rahul Roy (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.32
First Amendment to Agreement to Grant Stock dated May 17, 2006 between American Reprographics Company and Mr. Rahul K. Roy (incorporated by reference to Exhibit 10.48 to the Registrant’s Form 10-K filed on March 1, 2007).^

10.33
Amended and Restated Executive Employment Agreement, dated March 21, 2011, between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on March 21, 2011). ^

10.34
Letter Agreement, dated February 21, 2012, by and between American Reprographics Company and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on February 21, 2012).^

10.35
Restricted Stock Award Grant Notice between American Reprographics Company and Dilantha Wijesuriya dated October 28, 2009 (incorporated by reference to Exhibit 10.79 to the Registrant’s Form 10-K filed on February 26, 2010). ^

10.36
Executive Employment Agreement, dated April 14, 2011, between American Reprographics Company and Jorge Avalos, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 15, 2011).^

10.37
Separation Agreement, dated April 13, 2011, between American Reprographics Company and Jonathan Mather (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 21, 2011).^

10.38
Executive Employment Agreement, dated July 18, 2011, between American Reprographics Company and John E.D. Toth, (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2011).^

10.39	Form of Indemnification Agreement between ARC Document Solutions, Inc. and each of its Directors and Executive Officers.

10.40	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 13, 2013, between ARC Document Solutions, Inc. and Mr. Rahul K. Roy.^

10.41
Letter Amendment, dated March 13, 2014, by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K filed on March 14, 2014).^

10.42
Amended and Restated Employment Agreement, dated March 13, 2014, between ARC Document Solutions, Inc. and Mr. Kumarakulasingam (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K filed on March 14, 2014).^

10.43
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and John Toth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on May 7, 2014).

10.44
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 7, 2014).^

10.45
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on May 7, 2014).^

10.46
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on May 7, 2014).^

10.47	ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 6, 2014).

10.48	Amendment No. 1 to ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 6, 2014).

10.49
Amended and Restated Executive Employment Agreement dated May 17, 2014 by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2014).^

10.50
Credit Agreement dated November 20, 2014, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 21, 2014).

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