Form 10-Q
period 2015-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2015-05-06
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 30, 2015, there were 47,004,042 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2015

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$17,561	$22,636
Accounts receivable, net of allowances for accounts receivable of $2,371 and $2,413	66,046	62,045
Inventories, net	17,354	16,251
Deferred income taxes	277	278
Prepaid expenses	5,247	4,767
Other current assets	3,913	6,080
Total current assets	110,398	112,057
Property and equipment, net of accumulated depreciation of $218,850 and $214,697	58,897	59,520
Goodwill	212,608	212,608
Other intangible assets, net	22,228	23,841
Deferred financing fees, net	2,296	2,440
Deferred income taxes	992	1,110
Other assets	2,686	2,492
Total assets	$410,105	$414,068
Liabilities and Equity
Current liabilities:
Accounts payable	$23,701	$26,866
Accrued payroll and payroll-related expenses	11,788	13,765
Accrued expenses	21,253	22,793
Current portion of long-term debt and capital leases	28,303	27,969
Total current liabilities	85,045	91,393
Long-term debt and capital leases	171,890	175,916
Deferred income taxes	34,050	33,463
Other long-term liabilities	3,464	3,458
Total liabilities	294,449	304,230
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,039 and 46,800 shares issued and 46,962 and 46,723 shares outstanding	47	47
Additional paid-in capital	112,573	110,650
Retained deficit	(2,917)	(7,353)
Accumulated other comprehensive loss	(678)	(161)
	109,025	103,183
Less cost of common stock in treasury, 77 and 77 shares	408	408
Total ARC Document Solutions, Inc. stockholders’ equity	108,617	102,775
Noncontrolling interest	7,039	7,063
Total equity	115,656	109,838
Total liabilities and equity	$410,105	$414,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2015	2014
Service sales	$93,325	$88,931
Equipment and supplies sales	10,994	11,442
Total net sales	104,319	100,373
Cost of sales	68,298	66,439
Gross profit	36,021	33,934
Selling, general and administrative expenses	27,455	26,106
Amortization of intangible assets	1,489	1,498
Restructuring expense	74	483
Income from operations	7,003	5,847
Other income, net	(26)	(26)
Interest expense, net	1,857	3,913
Income before income tax provision	5,172	1,960
Income tax provision	761	664
Net income	4,411	1,296
Loss attributable to noncontrolling interest	25	100
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,436	$1,396
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.10	$0.03
Diluted	$0.09	$0.03
Weighted average common shares outstanding:
Basic	46,443	45,990
Diluted	47,654	46,782
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income	$4,411	$1,296
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(405)	(303)
Fair value adjustment of derivatives, net of tax	(111)	—
Other comprehensive loss, net of tax	(516)	(303)
Comprehensive income	3,895	993
Comprehensive loss attributable to noncontrolling interest	(24)	(165)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$3,919	$1,158
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	142	—	781	—	—	—	—	781
Issuance of common stock under Employee Stock Purchase Plan	3	—	21	—	—	—	—	21
Stock options exercised	174	—	991	—	—	—	—	991
Comprehensive income:
Net income (loss)	—	—	—	1,396	—	—	(100)	1,296
Foreign currency translation adjustments, net of tax	—	—	—	—	(238)	—	(65)	(303)
Comprehensive income								993
Balance at March 31, 2014	46,684	$46	$107,599	$(13,232)	$396	$(168)	$7,284	$101,925

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	115	—	1,351	—	—	—	—	1,351
Issuance of common stock under Employee Stock Purchase Plan	3	—	27	—	—	—	—	27
Stock options exercised	121	—	545	—	—	—	—	545
Comprehensive income:
Net income (loss)	—	—	—	4,436	—	—	(25)	4,411
Fair value adjustment of derivatives, net of tax	—	—	—	—	(111)	—	—	(111)
Foreign currency translation adjustments, net of tax	—	—	—	—	(406)	—	1	(405)
Comprehensive income								3,895
Balance at March 31, 2015	47,039	$47	$112,573	$(2,917)	$(678)	$(408)	$7,039	$115,656
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows from operating activities
Net income	$4,411	$1,296
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	26	147
Depreciation	7,066	6,995
Amortization of intangible assets	1,489	1,498
Amortization of deferred financing costs	161	183
Amortization of discount on long-term debt	—	225
Stock-based compensation	1,083	781
Deferred income taxes	2,176	1,893
Deferred tax valuation allowance	(1,534)	(1,289)
Restructuring expense, non-cash portion	—	384
Other non-cash items, net	(174)	(170)
Changes in operating assets and liabilities:
Accounts receivable	(4,522)	(3,435)
Inventory	(1,093)	(2,014)
Prepaid expenses and other assets	1,999	222
Accounts payable and accrued expenses	(5,800)	998
Net cash provided by operating activities	5,288	7,714
Cash flows from investing activities
Capital expenditures	(3,501)	(3,565)
Other	155	164
Net cash used in investing activities	(3,346)	(3,401)
Cash flows from financing activities
Proceeds from stock option exercises	545	441
Proceeds from issuance of common stock under Employee Stock Purchase Plan	27	21
Payments on long-term debt agreements and capital leases	(6,067)	(7,963)
Net (repayments) borrowings under revolving credit facilities	(984)	402
Payment of deferred financing costs	(24)	(457)
Payment of hedge premium	(632)	—
Net cash used in financing activities	(7,135)	(7,556)
Effect of foreign currency translation on cash balances	118	(126)
Net change in cash and cash equivalents	(5,075)	(3,369)
Cash and cash equivalents at beginning of period	22,636	27,362
Cash and cash equivalents at end of period	$17,561	$23,993
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$3,500	$4,088
Stock options exercised - unsettled	$—	$550
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) is a leading document solutions company serving businesses of all types, with an emphasis on the non-residential segment of the architecture, engineering and construction (“AEC”) industry. ARC offers a variety of services including: Construction Document Information Management ("CDIM"), Managed Print Services ("MPS"), and Archive and Information Management ("AIM"). In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2014 Form 10-K.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05. The new guidance amends Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other, Internal-Use Software, to provide guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-05 on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, which changes the presentation of deferred financing fees in an entity's financial statements. Under the ASU, deferred financing fees are to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company expects to adopt ASU 2015-03 for the quarterly report on Form 10-Q for the three months ended March 31, 2016.
In May 2014, the FASB issued ASU 2014-09 which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It was effective for annual periods beginning on or after December 15, 2014. The adoption of ASU 2014-08 had no impact to the Company's condensed consolidated financial statements.

Segment Reporting
The provisions of ASC 280, Disclosures about Segments of an Enterprise and Related Information, require public companies to report financial and descriptive information about their reportable operating segments. The Company identifies operating segments based on the various business activities that earn revenue and incur expense and whose operating results are reviewed by the Company's Chief Executive Officer, who is the Company's chief operating decision maker. Because its operating segments have similar products and services, classes of customers, production processes, distribution methods and economic characteristics, the Company operates as a single reportable segment.
In an effort to more closely align the Company's financial presentation to how it markets its services and products to its customers, beginning with this quarterly filing on Form 10-Q, the Company has re-categorized its offerings to better report distinct sales recognized from CDIM, MPS, AIM, and Equipment and Supplies Sales. MPS is a new categorization of sales, which combines the Company's previously reported Onsite Services sales with sales generated from the servicing of equipment, which was previously included in Traditional Reprographics. In addition, sales generated from the Company's AIM services were split out from the Company's previously reported Digital Services category and presented separately. The remaining sales generated from Traditional Reprographics, Color Services and Digital Services were combined into CDIM. Equipment and Supplies sales remained unchanged. Amounts for the prior year have been recast to conform to the current year presentation in the table below. The Company believes the updated presentation of its sales categories reflects the drivers of its consolidated sales and will provide greater insight into the opportunities and risk diversification provided by the Company's portfolio of service and product offerings.
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2015	2014
Service Sales
CDIM	$54,643	$53,340
MPS	35,877	33,009
AIM	2,805	2,582
Total service sales	93,325	88,931
Equipment and supplies sales	10,994	11,442
Total net sales	$104,319	$100,373
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2015, stock options for 0.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three months ended March 31, 2014, stock options for 1.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding during the period—basic	46,443	45,990
Effect of dilutive stock options	1,211	792
Weighted average common shares outstanding during the period—diluted	47,654	46,782
3. Restructuring Expenses
To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. Restructuring activities associated with the plan concluded in the fourth quarter of 2013. Through December 31, 2013, the restructuring plan included the closure or downsizing of 56 of the Company’s service centers, which represented more than 25% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as MPS. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s total workforce. To date, the Company has incurred $6.7 million of expense related to its restructuring plan.
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. Restructuring expenses for the three months ended March 31, 2015 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Employee termination costs	$—	$—
Estimated lease termination and obligation costs	74	367
Other restructuring expenses	—	116
Total restructuring expenses	$74	$483
The changes in the restructuring liability from December 31, 2014 through March 31, 2015 are summarized as follows:

Three Months Ended March 31, 2015
Balance, December 31, 2014	$113
Restructuring expenses	74
Payments	(118)
Balance, March 31, 2015	$69
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
There was no change to the carrying amount of goodwill from January 1, 2014 through March 31, 2015.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in the first quarter of 2015 or the year ended December 31, 2014.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2015 and December 31, 2014 which continue to be amortized:

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,319	$77,614	$21,705	$99,606	$76,298	$23,308
Trade names and trademarks	20,373	19,850	523	20,370	19,837	533
	$119,692	$97,464	$22,228	$119,976	$96,135	$23,841
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2015 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2015 (excluding the three months ended March 31, 2015)	$4,160
2016	4,818
2017	4,258
2018	3,846
2019	3,129
Thereafter	2,017
$22,228
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.8 million in relation to pretax income of $5.2 million for the three months ended March 31, 2015, and an income tax provision of $0.7 million in relation to pretax income of $2.0 million for the three months ended March 31, 2014. The income tax provision in both periods was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed. As of March 31, 2015, the Company has a $80.4 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.3 million as of March 31, 2015, which relate to foreign entities, are considered more likely than not to be realized. The valuation allowance of $80.4 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $45 thousand as of March 31, 2015 included in other current assets in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2015	December 31, 2014
Term A loan facility maturing 2019; 2.77% and 2.74% interest rate at March 31, 2015 and December 31, 2014	$170,000	$173,000
Various capital leases; weighted average interest rate of 6.3% and 6.8% at March 31, 2015 and December 31, 2014; principal and interest payable monthly through March 2020	29,111	28,789
Borrowings from foreign revolving credit facilities; 0.6% interest rate at March 31, 2015 and December 31, 2014	917	1,897
Various other notes payable with a weighted average interest rate of 6.5% at March 31, 2015 and December 31, 2014; principal and interest payable monthly through June 2016	165	199
	200,193	203,885
Less current portion	(28,303)	(27,969)
	$171,890	$175,916
Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the closing date in order to pay outstanding obligations under the Company’s then-existing Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans in an aggregate principal amount not to exceed $30.0 million. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of March 31, 2015, the Company's borrowing availability under the Term A Credit Agreement was $27.7 million, which was the maximum borrowing limit of $30.0 million under the Revolving Loan facility reduced by outstanding letters of credit of $2.3 million.
Loans borrowed under the Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.50% to 2.50% per annum, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50% per annum, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.50% to 1.50% per annum, based on our Company’s Total Leverage Ratio.
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
The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In accordance with the Term A Credit Agreement, the Company is permitted to pay dividends related to its equity securities payable solely in shares of equity securities. In addition, the Term A Credit Agreement contains financial covenants which require the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending

September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as of the last day of each fiscal quarter, in an amount not less than 1.25 to 1.00.
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
Foreign Credit Agreement
In the third quarter of 2014, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 12 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of March 31, 2015. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company has a liability of $0.9 million as of March 31, 2015 related to the claim, which represents management's best estimate based on information available.

On February 1, 2013, ARC filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with ARC customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. ARC instituted this suit to stop the defendant from using similar unfair business practices against it in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In the first quarter of 2015, the Company settled with the defendants and paid $1.0 million, which had been accrued as of December 31, 2014.
In addition to the matters described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
8. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as previously adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of March 31, 2015, 2.3 million shares remain available for issuance under the Stock Plan.
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
During the three months ended March 31, 2015, the Company granted options to acquire a total of 526 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2015, the Company granted 116 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three to four years from the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.1 million and $0.8 million for the three months ended March 31, 2015 and 2014, respectively.
As of March 31, 2015, total unrecognized compensation cost related to unvested stock-based payments totaled $6.0 million and is expected to be recognized over a weighted-average period of 2.6 years.
9. Derivatives and Hedging Transactions

The Company uses derivative financial instruments to hedge its exposure to interest rate volatility related to its Term A Loan Facility. The Company does not use derivative financial instruments for speculative or trading purposes. Such derivatives are designated as cash flow hedges and accounted for under ASC 815, Derivatives and Hedging. Derivative instruments are recorded at fair value as either assets or liabilities in the interim condensed consolidated balance sheets. Changes in fair value of cash flow hedges that are designated as effective hedging instruments are deferred in equity as a component of accumulated other comprehensive loss ("AOCL"). Any ineffectiveness in such cash flow hedges is immediately recognized in earnings. Changes in the fair value of hedges that are not designated as effective hedging instruments are immediately recognized in earnings. Cash flows from the Company’s derivative instruments are classified in the condensed consolidated statements of cash flows in the same category as the items being hedged.

In January 2015, the Company entered into three interest rate cap contracts to hedge against its exposure to interest rate volatility: (1) $80.0 million notional interest rate cap effective in 2015, (2) $65.0 million notional forward interest rate cap effective in 2016, and (3) $50.0 million notional forward interest rate cap effective in 2017. Over the next twelve months, the Company expects to reclassify $57 thousand from AOCL to interest expense.

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of March 31, 2015:

		Fair Value
	Balance Sheet Classification	March 31, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$7
Interest rate cap contracts - long-term portion	Other assets	514
Total derivatives designated as hedging instruments		$521

As of and for the year ended December 31, 2014 the Company was not party to any derivative or hedging transactions.

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three months ended March 31, 2015:

Amount of Loss Recognized in AOCL on Derivative
March 31, 2015
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts	$(111)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Income for the three months ended March 31, 2015:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	Three Months Ended March 31, 2015
	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$1	$—

10. Fair Value Measurements
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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the three months ended March 31, 2015 and 2014:

	March 31, 2015			December 31, 2014
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$521	$—	$—	$—	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$1,579	$—	$—	$1,768	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of March 31, 2015, the estimated contractually required earnout amounts would be achieved. The following table presents the change in the Level 3 contingent purchase price consideration liability for 2015.

Balance, December 31, 2014	$1,768
Additions related to acquisitions	—
Payments	(26)
Adjustments included in earnings	—
Foreign currency translation adjustments	(163)
Balance, March 31, 2015	$1,579
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $7.9 million and $9.2 million as of March 31, 2015 and December 31, 2014, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2015 for borrowings under its Term Loan Credit Agreement is $170.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $170.0 million as of March 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.
Business Summary
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) is the nation's leading document solutions provider for the architectural, engineering and construction (“AEC”) industry while also providing document solutions to businesses of all types.
Our customers need us to manage the scale, complexity and workflow of their documents. We help them reduce their costs and increase their efficiency by improving their access and control over documents, and we offer a wide variety of ways to produce, distribute, collaborate on, and store documents.
Each of our service offerings is enabled through a suite of supporting proprietary technology and a wide variety of value-added services. In an effort to more closely align our financial presentation to how we market our services and products to our customers, beginning with this quarterly filing on Form 10-Q, we have re-categorized our offerings to better report distinct sales recognized from Construction Document Information Management ("CDIM"), Managed Print Services ("MPS"), Archiving and Information Management ("AIM"), and Equipment and Supplies Sales. MPS is a new categorization of sales, which combines our previously reported Onsite Services sales with sales generated from the servicing of equipment, which was previously included in Traditional Reprographics. In addition, sales generated from our AIM services were split out from our previously reported Digital Services category and presented separately. The remaining sales generated from Traditional Reprographics, Color Services and Digital Services were combined into CDIM. Equipment and Supplies sales remained unchanged. We believe the updated presentation of our sales categories reflects the drivers of our consolidated sales and will provide greater insight into the opportunities and risk diversification provided by our portfolio of service and product offerings.
As noted above, we have categorized our service and product offerings to report distinct sales recognized from:

Construction Document and Information Management (CDIM), which consists of the management, distribution, and production of documents and information related to construction projects, including large-format construction drawings (frequently referred to as “blueprints”), black and white and color signage, specification documents, and marketing material. Primary services include document management, digital document distribution, and black and white and color document production. CDIM services can be managed by our customers through a number of digital tools and services including ARC's SKYSITE™ application, a cloud-based construction document management solution. CDIM sales are driven by the volume of construction and other project-related activity in our local, regional and national markets.
Managed Print Services (MPS), which consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. Primary services include the assumption of existing equipment, new equipment placement, and print infrastructure optimization. MPS sales growth is driven by the ongoing print needs of our customers at their facilities, and represents contracted, recurring revenue.

Archiving and Information Management (AIM), which consists of services that facilitate the capture, management, access, workflow and use of documents and information that have been produced in the past. AIM services are enabled by our proprietary technology, PlanWell® Archive. Primary services include the digital capture of hardcopy and digital documents, programming the organization and workflow of such documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, improve business process automation, facilitate cost savings over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily in the AEC industry.
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations and in the cloud (represented primarily by our MPS and AIM revenues), and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers (represented primarily by our historical Traditional Reprographics revenues). MPS is our fastest-growing service offering and has continued to grow at a rate of more than 8% on a year-over-year basis. It should be noted that our AIM offering grew equally as fast as MPS in the first quarter of 2015.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry, though non-AEC clients continue to show significant interest in many of our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 78% of our net sales for the three months ended March 31, 2015, with the remaining 22% consisting of sales to non-AEC industries.
We identify operating segments based on the various business activities that earn revenue and incur expense. Our operating results are reviewed by the Company's Chief Executive Officer, who is our Company's chief operating decision maker. Since our operating segments have similar products and services, classes of customers, production processes, distribution methods and economic characteristics, we have a single reportable segment. See Note 1 “Description of Business and Basis of Presentation” for further information.
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs” which consist primarily of equipment expenses related to our MPS contracts and our service center facilities. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. Our relationships with credit providers have provided attractive lease rates over the past two years, and as a result, we chose to lease rather than purchase equipment in the majority of our engagements.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their workflow patterns to reduce their hardcopy document and printing needs. We saw the first material evidence of this in 2012. While there were indications that the non-residential construction market strengthened in 2012, by the third quarter we felt that Traditional Reprographics sales would not likely recover at the same pace due to the factors listed above. To ensure that the Company’s costs and resources were in line with demand for our then-current portfolio of services and products, management initiated a restructuring plan in October of 2012 that was completed by the fourth quarter of 2013. The restructuring plan included the closure or downsizing of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and an additional 23 service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as MPS and AIM. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2015 and 2014 to reflect the exclusion of restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We have presented adjusted cash flows from operating activities for the three months ended March 31, 2015 and 2014 to reflect the exclusion of cash payments related to trade secret litigation costs and cash payments related to restructuring expenses. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2015 and 2014. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA in the three months ended March 31, 2015 and 2014 to exclude trade secret litigation costs, stock-based compensation expense, and restructuring expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended March 31,
(In thousands)	2015	2014
Cash flows provided by operating activities	$5,288	$7,714
Changes in operating assets and liabilities, net of effect of business acquisitions	9,416	4,229
Non-cash expenses, including depreciation, amortization and restructuring	(10,293)	(10,647)
Income tax provision	761	664
Interest expense, net	1,857	3,913
Loss attributable to the noncontrolling interest	25	100
EBIT	7,054	5,973
Depreciation and amortization	8,555	8,493
EBITDA	15,609	14,466
Interest expense, net	(1,857)	(3,913)
Income tax provision	(761)	(664)
Depreciation and amortization	(8,555)	(8,493)
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,436	$1,396
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2015	2014
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,436	$1,396
Interest expense, net	1,857	3,913
Income tax provision	761	664
EBIT	7,054	5,973
Depreciation and amortization	8,555	8,493
EBITDA	15,609	14,466
Trade secret litigation costs(1)	34	398
Restructuring expense	74	483
Stock-based compensation	1,083	781
Adjusted EBITDA	$16,800	$16,128

(1)
On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with ARC customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In the first quarter of 2015, we entered into a settlement and paid the defendant. Legal fees associated with the litigation totaled $34 thousand and $0.4 million for the three months ended March 31, 2015 and 2014, respectively, and were recorded as selling, general and administrative expense.

The following is a reconciliation of cash flows provided by operating activities to adjusted cash flows provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2015	2014
Cash flows provided by operating activities	$5,288	$7,714
Payments related to trade secret litigation costs	999	119
Payments related to restructuring expenses	118	303
Adjusted cash flows provided by operating activities	$6,405	$8,136

The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2015	2014 (1)
Net income margin attributable to ARC	4.3%	1.4%
Interest expense, net	1.8	3.9
Income tax provision	0.7	0.7
EBIT margin	6.8	6.0
Depreciation and amortization	8.2	8.5
EBITDA margin	15.0	14.4
Trade secret litigation costs	—	0.4
Restructuring expense	0.1	0.5
Stock-based compensation	1.0	0.8
Adjusted EBITDA margin	16.1%	16.1%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2015	2014
Net income attributable to ARC Document Solutions, Inc.	$4,436	$1,396
Restructuring expense	74	483
Trade secret litigation costs	34	398
Income tax benefit related to above items	(42)	(344)
Deferred tax valuation allowance and other discrete tax items	(1,256)	(157)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$3,246	$1,776
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.10	$0.03
Diluted	$0.09	$0.03
Weighted average common shares outstanding:
Basic	46,443	45,990
Diluted	47,654	46,782
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.07	$0.04
Diluted	$0.07	$0.04
Weighted average common shares outstanding:
Basic	46,443	45,990
Diluted	47,654	46,782

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2015	2014 (1)	$	%
CDIM	$54.6	$53.3	$1.3	2.4%
MPS	35.9	33.0	2.9	8.7%
AIM	2.8	2.6	0.2	8.6%
Total service sales	93.3	88.9	4.4	4.9%
Equipment and supplies sales	11.0	11.4	(0.4)	(3.9)%
Total net sales	$104.3	$100.4	$3.9	3.9%
Gross profit	$36.0	$33.9	$2.1	6.2%
Selling, general and administrative expenses	$27.5	$26.1	$1.3	5.2%
Amortization of intangibles	$1.5	$1.5	$—	(0.6)%
Restructuring expense	$0.1	$0.5	$(0.4)	(84.7)%
Interest expense, net	$1.9	$3.9	$(2.1)	(52.5)%
Income tax provision	$0.8	$0.7	$0.1	14.6%
Net income attributable to ARC	$4.4	$1.4	$3.0	217.8%
Adjusted net income attributable to ARC	$3.2	$1.8	$1.5	82.8%
EBITDA	$15.6	$14.5	$1.1	7.9%
Adjusted EBITDA	$16.8	$16.1	$0.7	4.2%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2015 (1)	2014 (1)
Net Sales	100.0%	100.0%
Cost of sales	65.5	66.2
Gross profit	34.5	33.8
Selling, general and administrative expenses	26.3	26.0
Amortization of intangibles	1.4	1.5
Restructuring expense	0.1	0.5
Income from operations	6.7	5.8
Interest expense, net	1.8	3.9
Income before income tax provision	5.0	2.0
Income tax provision	0.7	0.7
Net income	4.2	1.3
Loss (income) attributable to the noncontrolling interest	—	0.1
Net income attributable to ARC	4.3%	1.4%
EBITDA	15.0%	14.4%
Adjusted EBITDA	16.1%	16.1%

(1)	Column does not foot due to rounding

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
Net Sales
Net sales for the three months ended March 31, 2015 increased by 3.9%, compared to the same period in 2014. The increase was primarily due to higher sales activity for CDIM Services and MPS Services, which was partially offset by lower sales activity in our Equipment and Supplies sales.
CDIM. Year-over-year sales of CDIM services increased $1.3 million, or 2.4%, during the three months ended March 31, 2015. Our year-over-year sales growth in CDIM was partly due to realized sales from the acquisition of two color imaging businesses in the United Kingdom during the second quarter of 2014. Also contributing to the increase in CDIM was higher construction activity levels in the first quarter of 2015 compared to the same period in 2014, as severe weather and its associated disruptions had less of an effect. CDIM services represented 52% of total net sales for the three months ended March 31, 2015, as compared to 53% during the same period in 2014.
MPS. Year-over-year sales of MPS services increased by $2.9 million, or 8.7%, for the three months ended March 31, 2015. Revenues from MPS Services sales represented 34.4% of total net sales for the three months ended March 31, 2015, compared to 32.9% for the three months ended March 31, 2014. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of MPS accounts has grown to approximately 8,660 as of March 31, 2015, an increase of approximately 800 locations compared to March 31, 2014, due primarily to growth in new MPS placements in which customers outsource their entire printing function to us. We believe MPS is a high growth area for us as demonstrated by the adoption of our services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our MPS offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with 22 of the largest 50 AEC firms. As MPS becomes a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven primarily by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
AIM. Year-over-year sales of AIM Services increased by $0.2 million, or 8.6%, for the three months ended March 31, 2015. Revenues from AIM Services sales remained consistent at 3% of total net sales for the three months ended March 31, 2015, as compared to the same period in 2014. The growth in AIM was driven by our focus on selling this service offering and the opening of dedicated AIM service centers in various U.S. locations in 2014. Achieving growth in AIM is a primary focus of our management, as we believe we have developed a valuable solution to offer our existing AEC customers who wish to leverage past intellectual property for present or future use, to improve business process automation, to facilitate cost savings over current hardcopy and digital storage methods, as well as to comply with regulatory and records retention requirements.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $0.4 million, or 3.9% for the three months ended March 31, 2015, driven by a decline in equipment sales in the United States. Revenues from Equipment and Supplies Sales represented approximately 11% of total net sales for both the three months ended March 31, 2015 and 2014. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, for the first quarters of both 2015 and 2014 were $3.9 million. Quarterly movements in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States, as we are placing more focus on growth in MPS and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended March 31, 2015, gross profit and gross margin increased to $36.0 million, and 34.5%, compared to $33.9 million, and 33.8%, during the same period in 2014, on a sales increase of $3.9 million.
We were able to achieve expansion of our gross margins of 70 basis points for the three months ended March 31, 2015, due primarily to (1) increased sales that allow us to better leverage our fixed costs and labor, (2) margin expansion programs at our service centers and customer MPS locations, and (3) the decline in lower-margin equipment and supplies sales. Specifically, year-over-year overhead costs as a percentage of sales decreased by approximately 30 basis points for the three months ended March 31, 2015. The shift in our business mix during the quarter also contributed to a 20 basis point decrease in material costs as a percentage of consolidated sales for the three months ended March 31, 2015, as compared to the same periods in 2014.

We believe the savings from these efforts are sustainable, and we believe the effect of these measures, coupled with leveraging our fixed costs in an environment of increasing sales, should result in continued margin expansion in 2015, though at an abated level from 2014.
Selling, General and Administrative Expenses
The year-over-year increase of $1.3 million in selling, marketing, general and administrative expenses during the three months ended March 31, 2015 was primarily due to the investment in staff to support our technology-enabled offerings.
General and administrative expenses for the three months ended March 31, 2015 increased $0.7 million or 4.5%, compared to the same periods in 2014. The rise in expenses was primarily due to severance related costs due to the departure of our CFO in the first quarter of 2015. In addition, we made investments in general and administrative staff to support our new technology-enabled offerings.
Year-over-year sales and marketing expenses increased $0.7 million, for the three months ended March 31, 2015, driven by increased sales commissions resulting from an increase in sales year-over-year, as well as our continued investment in our sales team which included: (1) hiring of new sales and sales administrative personnel, and (2) expanded training of new and existing sales personnel to implement specific sales initiatives supporting our MPS, AIM, and other technology-enabled offerings.
Amortization of Intangibles
Amortization of intangibles of $1.5 million for the three months ended March 31, 2015, remained consistent, compared to the same period in 2014, primarily due to the increase in amortization driven by acquisitions made in 2014 being offset by the complete amortization of certain customer relationships related to historical acquisitions.
Restructuring expense
Restructuring expenses for the three months ended March 31, 2015 totaled $0.1 million, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Interest Expense, Net
Net interest expense totaled $1.9 million for the three months ended March 31, 2015, compared to $3.9 million for the same period in 2014. The decrease was due to the reduction in principal of our previous Term B Loan Facility in 2014 with an effective interest rate of 6.25%, coupled with the refinancing of our previous Term B Loan Facility into a Term A Loan Facility with an effective interest rate of 2.77% at March 31, 2015.
Income Taxes
We recorded an income tax provision of $0.8 million in relation to pretax income of $5.2 million for the three months ended March 31, 2015.
For the three months ended March 31, 2015, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of March 31, 2015, we had approximately $94.3 million of consolidated federal, $105.4 million of state and $2.1 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2015 and 2019. The state net operating loss carryforwards expire in varying amounts between 2015 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts between 2015 and 2034.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $4.4 million, during the three months ended March 31, 2015, as compared to $1.4 million and in the same period in 2014. The increase in net income attributable to ARC in 2015 versus the prior year period is primarily due to the increase sales and gross margins and a reduction in interest expense in 2015. This increase was partially offset by the increase in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin increased to 15.0% for the three months ended March 31, 2015 from 14.4% for the same period of 2014. Excluding the effect of stock-based compensation, legal fees associated with trade secret litigation, and restructuring expense, adjusted EBITDA margin remained consistent at 16.1% during both the three months ended March 31, 2015 and 2014. The increase in adjusted EBITDA was due primarily to the increase in sales gross margins, as noted above.
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
Total cash and cash equivalents as of March 31, 2015 was $17.6 million. Of this amount, $12.8 million was held in foreign countries, with $11.6 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2015	2014
Net cash provided by operating activities	$5,288	$7,714
Net cash used in investing activities	$(3,346)	$(3,401)
Net cash used in financing activities	$(7,135)	$(7,556)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall reduction in cash flows from operations during the three months ended March 31, 2015 over the same periods in 2014 were primarily due to: the payment of employee bonuses in the three months ended March 31, 2015 related to the Company's 2014 performance; the timing of interest payments related to borrowings under our Term A Loan Facility; a settlement payment of $1.0 million in March, 2015 related to trade secret litigation; and the timing of sales and cash collections on increasing revenue in the first quarter of 2015. These reductions were partially offset by: the increase in our net income driven by our expansion of EBITDA as described above; a reduction in our interest expense resulting from our debt refinancing in 2014; and the receipt of vendor rebates in the first quarter of 2015. Days sales outstanding (“DSO”) increased to 57 days as of March 31, 2015 compared to 53 as of March 31, 2014 due to the timing of collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $3.5 million and $3.6 million for the three months ended March 31, 2015 and 2014, respectively. The decrease in capital expenditures is primarily due to our increased reliance on leasing rather than purchasing equipment. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Financing Activities

Net cash of $7.1 million used in financing activities during the three months ended March 31, 2015 primarily relates to payments on our debt agreements and capital leases. As of March 31, 2015, we have paid $3.0 million in aggregate principal amount of our $175.0 million Term Loan Credit Agreement.
Our cash position, working capital, and debt obligations as of March 31, 2015, and December 31, 2014, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2015	December 31, 2014
Cash and cash equivalents	$17,561	$22,636
Working capital	$25,353	$20,664

Borrowings from term loan facility and senior secured credit facility	$170,000	$173,000
Other debt obligations	30,193	30,885
Total debt obligations	$200,193	$203,885

The increase of $4.7 million in working capital in 2015 was primarily due to a decrease in accounts payable and accrued expenses of $4.7 million, an increase in accounts receivable of $4.0 million, and a decrease in accrued payroll and payroll-related expenses of 2.0 million. These variances were partially offset by a decrease in cash of $5.1 million. The decrease in accounts payable and accrued expenses is primarily due to the timing of trade payables and the timing of interest payments related to our Term A Loan Facility. The decrease in accrued payroll and payroll-related expenses is due to the payment of employee bonuses earned in 2014 but paid in the first quarter of 2015. The increase in accounts receivable was due primarily to the increase in sales of 3.9% during the first quarter of 2015, as compared to the same period in prior year, and the timing of collections on those sales. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $17.6 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of March 31, 2015, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans in an aggregate principal amount not to exceed $30.0 million. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Credit Agreement by an amount not to exceed

$75 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Credit Agreement mature on November 20, 2019.
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
Foreign Credit Agreement
In the third quarter of 2014, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 12 months. The facility provides for a maximum credit amount of $20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of March 31, 2015. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of March 31, 2015, there was $0.9 million in outstanding debt drawn on our foreign credit facility.
Capital Leases
As of March 31, 2015, we had $29.1 million of capital lease obligations outstanding, with a weighted average interest rate of 6.3% and maturities between 2015 and 2020.
Other Notes Payable
As of March 31, 2015, we had $0.2 million of notes payable outstanding, with an interest rate of 6.5% and maturities through 2016. These notes include notes payable collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of March 31, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2015, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $1.6 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. We have received preliminary court approval of the settlement, and we await final court approval. We recorded a liability of $0.9 million as of March 31, 2015 related to the claim, which represents management's best estimate of the probable outcome based on information available.

On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with ARC customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In the first quarter of 2015, we settled with the defendants and paid $1.0 million, which had been accrued as of December 31, 2014.
In addition to the matters described above, we are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2014 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2014 Annual Report on Form 10-K.
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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of March 31, 2015, the valuation allowance against certain deferred tax assets was $80.4 million.
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
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim condensed consolidated financial statements see our 2014 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim condensed consolidated financial statements for disclosure on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2014, we entered into a $175.0 million Term A Credit Agreement. Borrowings under the Term A Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, our Term A Credit Agreement exposes us to market risk for changes in interest rates. To manage our exposure to interest rate volatility associated with borrowings under our Term A Credit, we entered into interest rate cap agreements in the first quarter of 2015. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
As of March 31, 2015, we had $200.2 million of total debt and capital lease obligations, of which approximately 15% was at a fixed rate, with the remainder at variable rates. Given our debt position at March 31, 2015 and the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.3 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
This information is included under the caption “Legal Proceedings” in Note 7 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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
Date: May 6, 2015

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