Form 10-Q
period 2015-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2015-08-05
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 29, 2015, there were 46,986,976 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2015

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$15,436	$22,636
Accounts receivable, net of allowances for accounts receivable of $2,225 and $2,413	68,344	62,045
Inventories, net	19,135	16,251
Deferred income taxes	227	278
Prepaid expenses	4,789	4,767
Other current assets	4,836	6,080
Total current assets	112,767	112,057
Property and equipment, net of accumulated depreciation of $220,164 and $214,697	59,454	59,520
Goodwill	212,608	212,608
Other intangible assets, net	20,851	23,841
Deferred financing fees, net	2,038	2,440
Deferred income taxes	994	1,110
Other assets	2,434	2,492
Total assets	$411,146	$414,068
Liabilities and Equity
Current liabilities:
Accounts payable	$25,459	$26,866
Accrued payroll and payroll-related expenses	11,934	13,765
Accrued expenses	20,541	22,793
Current portion of long-term debt and capital leases	21,322	27,969
Total current liabilities	79,256	91,393
Long-term debt and capital leases	167,708	175,916
Deferred income taxes	34,578	33,463
Other long-term liabilities	3,492	3,458
Total liabilities	285,034	304,230
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,088 and 46,800 shares issued and 46,987 and 46,723 shares outstanding	47	47
Additional paid-in capital	113,544	110,650
Retained earnings (deficit)	6,340	(7,353)
Accumulated other comprehensive loss	(477)	(161)
	119,454	103,183
Less cost of common stock in treasury, 101 and 77 shares	612	408
Total ARC Document Solutions, Inc. stockholders’ equity	118,842	102,775
Noncontrolling interest	7,270	7,063
Total equity	126,112	109,838
Total liabilities and equity	$411,146	$414,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2015	2014	2015	2014
Service sales	$99,336	$96,198	$192,661	$185,129
Equipment and supplies sales	14,053	12,784	25,047	24,226
Total net sales	113,389	108,982	217,708	209,355
Cost of sales	72,530	69,775	140,828	136,214
Gross profit	40,859	39,207	76,880	73,141
Selling, general and administrative expenses	27,132	28,283	54,587	54,389
Amortization of intangible assets	1,442	1,503	2,931	3,001
Restructuring expense	11	271	85	754
Income from operations	12,274	9,150	19,277	14,997
Other income, net	(30)	(23)	(56)	(49)
Loss on extinguishment of debt	97	—	97	—
Interest expense, net	1,939	3,944	3,796	7,857
Income before income tax provision	10,268	5,229	15,440	7,189
Income tax provision	811	607	1,572	1,271
Net income	9,457	4,622	13,868	5,918
(Income) loss attributable to noncontrolling interest	(200)	(77)	(175)	23
Net income attributable to ARC Document Solutions, Inc. shareholders	$9,257	$4,545	$13,693	$5,941
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.20	$0.10	$0.29	$0.13
Diluted	$0.19	$0.10	$0.29	$0.13
Weighted average common shares outstanding:
Basic	46,611	46,254	46,528	46,122
Diluted	47,558	46,834	47,634	46,759
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income	$9,457	$4,622	$13,868	$5,918
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	315	268	(90)	(35)
Fair value adjustment of derivatives, net of tax	(83)	—	(194)	—
Other comprehensive income (loss), net of tax	232	268	(284)	(35)
Comprehensive income	9,689	4,890	13,584	5,883
Comprehensive income (loss) attributable to noncontrolling interest	231	86	207	(79)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$9,458	$4,804	$13,377	$5,962
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	173	—	1,662	—	—	—	—	1,662
Issuance of common stock under Employee Stock Purchase Plan	9	—	48	—	—	—	—	48
Stock options exercised	180	—	1,009	—	—	—	—	1,009
Treasury shares	24	—	—	—	—	(151)	—	(151)
Comprehensive income:
Net income (loss)	—	—	—	5,941	—	—	(23)	5,918
Foreign currency translation adjustments, net of tax	—	—	—	—	21	—	(56)	(35)
Comprehensive income								5,883
Balance at June 30, 2014	46,751	$46	$108,525	$(8,687)	$655	$(319)	$7,370	$107,590

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	131	—	2,275	—	—	—	—	2,275
Issuance of common stock under Employee Stock Purchase Plan	8	—	58	—	—	—	—	58
Stock options exercised	125	—	561	—	—	—	—	561
Treasury shares	24	—	—	—	—	(204)	—	(204)
Comprehensive income:
Net income	—	—	—	13,693	—	—	175	13,868
Foreign currency translation adjustments, net of tax	—	—	—	—	(122)	—	32	(90)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(194)	—	—	(194)
Comprehensive income								13,584
Balance at June 30, 2015	47,088	$47	$113,544	$6,340	$(477)	$(612)	$7,270	$126,112
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cash flows from operating activities
Net income	$9,457	$4,622	$13,868	$5,918
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	156	100	182	247
Depreciation	7,078	7,029	14,144	14,024
Amortization of intangible assets	1,442	1,503	2,931	3,001
Amortization of deferred financing costs	161	214	322	397
Amortization of discount on long-term debt	—	224	—	449
Stock-based compensation	921	881	2,004	1,662
Deferred income taxes	3,847	2,279	6,023	4,172
Deferred tax valuation allowance	(3,257)	(1,748)	(4,791)	(3,037)
Restructuring expense, non-cash portion	—	7	—	391
Loss on extinguishment of debt	97	—	97	—
Other non-cash items, net	(110)	(157)	(284)	(327)
Changes in operating assets and liabilities:
Accounts receivable	(2,111)	(4,059)	(6,633)	(7,494)
Inventory	(1,765)	85	(2,858)	(1,929)
Prepaid expenses and other assets	(282)	415	1,717	637
Accounts payable and accrued expenses	1,230	2,629	(4,570)	3,627
Net cash provided by operating activities	16,864	14,024	22,152	21,738
Cash flows from investing activities
Capital expenditures	(4,136)	(3,032)	(7,637)	(6,597)
Payments related to business acquisitions	(100)	(342)	(142)	(342)
Other	193	236	390	400
Net cash used in investing activities	(4,043)	(3,138)	(7,389)	(6,539)
Cash flows from financing activities
Proceeds from stock option exercises	16	568	561	1,009
Proceeds from issuance of common stock under Employee Stock Purchase Plan	31	27	58	48
Share repurchases, including shares surrendered for tax withholding	(204)	(151)	(204)	(151)
Early extinguishment of long-term debt	(7,250)	(7,500)	(7,250)	(7,500)
Payments on long-term debt agreements and capital leases	(6,713)	(2,977)	(12,780)	(10,940)
Net repayments under revolving credit facilities	(760)	(697)	(1,744)	(295)
Payment of deferred financing costs	(1)	3	(25)	(454)
Payment of hedge premium	—	—	(632)	—
Net cash used in financing activities	(14,881)	(10,727)	(22,016)	(18,283)
Effect of foreign currency translation on cash balances	(65)	54	53	(72)
Net change in cash and cash equivalents	(2,125)	213	(7,200)	(3,156)
Cash and cash equivalents at beginning of period	17,561	23,993	22,636	27,362
Cash and cash equivalents at end of period	$15,436	$24,206	$15,436	$24,206
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$3,542	$5,315	$7,042	$9,403
Contingent liabilities in connection with business acquisitions	$—	$924	$—	$924
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance amends Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other, Internal-Use Software, to provide guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-05 on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of deferred financing fees in an entity's financial statements. Under the ASU, deferred financing fees are to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company expects to adopt ASU 2015-03 for the quarterly report on Form 10-Q for the three months ended March 31, 2016.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The new guidance raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It was effective for annual periods beginning on or after December 15, 2014. The adoption of ASU 2014-08 had no impact to the Company's condensed consolidated financial statements.
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
In an effort to more closely align the Company's financial presentation to how it markets its services and products to its customers, during the first quarter of 2015, the Company re-categorized its offerings to better report distinct sales recognized from CDIM, MPS, AIM, and Equipment and Supplies Sales. MPS is a new categorization of sales, which combines the Company's previously reported Onsite Services sales with sales generated from the servicing of equipment, which was previously included in Traditional Reprographics. In addition, sales generated from the Company's AIM services were split out from the Company's previously reported Digital Services category and presented separately. The remaining sales generated from Traditional Reprographics, Color Services and Digital Services were combined into CDIM. Equipment and Supplies sales remained unchanged. Amounts for the prior year have been recast to conform to the current year presentation in the table below. The Company believes the updated presentation of its sales categories reflects the drivers of its consolidated sales and will provide greater insight into the opportunities and risk diversification provided by the Company's portfolio of service and product offerings.
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Service Sales
CDIM	$58,835	$57,542	$113,477	$110,882
MPS	37,134	35,743	73,011	68,752
AIM	3,367	2,913	6,173	5,495
Total service sales	99,336	96,198	192,661	185,129
Equipment and supplies sales	14,053	12,784	25,047	24,226
Total net sales	$113,389	$108,982	$217,708	$209,355
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2015, stock options for 1.6 million and 0.5 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three and six months ended June 30, 2014, stock options for 2.3 million and 1.7 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding during the period—basic	46,611	46,254	46,528	46,122
Effect of dilutive stock options	947	580	1,106	637
Weighted average common shares outstanding during the period—diluted	47,558	46,834	47,634	46,759
3. Restructuring Expenses
To ensure that the Company’s costs and resources were in line with demand for its current portfolio of services and products, management initiated a restructuring plan in the fourth quarter of 2012. Restructuring activities associated with the plan concluded in the fourth quarter of 2013. Through December 31, 2013, the restructuring plan included the closure or downsizing of 56 of the Company’s service centers, which represented more than 25% of its total number of service center locations. In addition, as part of the restructuring plan, the Company reduced headcount and middle management associated with its service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as MPS. The reduction in headcount totaled approximately 300 full-time employees, which represented approximately 10% of the Company’s then current total workforce. To date, the Company has incurred $6.7 million of expense related to its restructuring plan.
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. Restructuring expenses for the three and six months ended June 30, 2015 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Employee termination costs	$—	$—	$—	$—
Estimated lease termination and obligation costs	11	165	85	532
Other restructuring expenses	—	106	—	222
Total restructuring expenses	$11	$271	$85	$754
The changes in the restructuring liability from December 31, 2014 through June 30, 2015 are summarized as follows:

Six Months Ended June 30, 2015
Balance, December 31, 2014	$113
Restructuring expenses	85
Payments	(141)
Balance, June 30, 2015	$57

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
There was no change to the carrying amount of goodwill from January 1, 2014 through June 30, 2015.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in the first six months of 2015 or for the year ended December 31, 2014.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2015 and December 31, 2014 which continue to be amortized:

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,443	$79,109	$20,334	$99,606	$76,298	$23,308
Trade names and trademarks	20,375	19,858	517	20,370	19,837	533
	$119,818	$98,967	$20,851	$119,976	$96,135	$23,841
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2015 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2015 (excluding the six months ended June 30, 2015)	$2,724
2016	4,832
2017	4,271
2018	3,857
2019	3,138
Thereafter	2,029
$20,851
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.8 million and $1.6 million in relation to pretax income of $10.3 million and $15.4 million for the three and six months ended June 30, 2015, respectively, and an income tax provision of $0.6 million and $1.3 million in relation to pretax income of $5.2 million and $7.2 million for the three and six months ended June 30, 2014, respectively. The income tax provision in these periods was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position.
In accordance with ASC 740-10, Income Taxes, the Company evaluates its deferred tax assets to determine if a valuation allowance is required based on the consideration of all available evidence using a “more likely than not” standard, with significant weight being given to evidence that can be objectively verified. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability; the length of statutory carryover periods for operating losses and tax credit carryovers; and available tax planning alternatives. As of June 30, 2011, the Company determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10) that a valuation allowance was needed. As of June 30, 2015, the Company has a $77.2 million valuation allowance against certain of its deferred tax assets.
Based on the Company’s assessment, the remaining net deferred tax assets of $1.2 million as of June 30, 2015, which relate to foreign entities, are considered more likely than not to be realized. The valuation allowance of $77.2 million may be increased or decreased as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $20 thousand as of June 30, 2015 included in other current assets in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2015	December 31, 2014
Term A loan facility maturing 2019; 2.79% and 2.74% interest rate at June 30, 2015 and December 31, 2014	$159,000	$173,000
Various capital leases; weighted average interest rate of 6.0% and 6.8% at June 30, 2015 and December 31, 2014; principal and interest payable monthly through June 2020	29,679	28,789
Borrowings from foreign revolving credit facilities; 0.6% interest rate at June 30, 2015 and December 31, 2014	155	1,897
Various other notes payable with a weighted average interest rate of 8.2% and 6.5% at June 30, 2015 and December 31, 2014; principal and interest payable monthly through November 2019	196	199
	189,030	203,885
Less current portion	(21,322)	(27,969)
	$167,708	$175,916
Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the closing date in order to pay outstanding obligations under the Company’s then-existing Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans in an aggregate principal amount not to exceed $30.0 million. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of June 30, 2015, the Company's borrowing availability under the Term A Credit Agreement was $28.1 million, which was the maximum borrowing limit of $30.0 million under the Revolving Loan facility reduced by outstanding letters of credit of $1.9 million.
Loans borrowed under the Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.50% to 2.50% per annum, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50% per annum, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.50% to 1.50% per annum, based on the Company’s Total Leverage Ratio.
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
As of June 30, 2015, the Company paid $16.0 million in aggregate principal amount of its $175.0 million Term Loan Credit Agreement, which was $7.3 million above the required principal payments. The $7.3 million early pay down of the term loan resulted in a loss on extinguishment of debt of $0.1 million for the three and six months ended June 30, 2015.
Foreign Credit Agreement
In the third quarter of 2014, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 12 months. The facility provides for a maximum credit amount of 20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of June 30, 2015. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company has a liability of $0.9 million as of June 30, 2015 related to the claim, which represents management's best estimate based on information available.

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

8. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as previously adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of June 30, 2015, 2.2 million shares remain available for issuance under the Stock Plan.
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
During the six months ended June 30, 2015, the Company granted options to acquire a total of 526 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2015, the Company granted 116 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three to four years from the grant date. In addition, the Company granted 7 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.9 million for each of the three months ended June 30, 2015 and 2014.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $2.0 million and $1.7 million for the six months ended June 30, 2015 and 2014, respectively.
As of June 30, 2015, total unrecognized compensation cost related to unvested stock-based payments totaled $5.4 million and is expected to be recognized over a weighted-average period of 2.4 years.
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

In January 2015, the Company entered into three interest rate cap contracts to hedge against its exposure to interest rate volatility: (1) $80.0 million notional interest rate cap effective in 2015, (2) $65.0 million notional forward interest rate cap effective in 2016, and (3) $50.0 million notional forward interest rate cap effective in 2017. Over the next twelve months, the Company expects to reclassify $98 thousand from AOCL to interest expense.

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of June 30, 2015:

		Fair Value
	Balance Sheet Classification	June 30, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$3
Interest rate cap contracts - long-term portion	Other assets	434
Total derivatives designated as hedging instruments		$437

As of and for the year ended December 31, 2014 the Company was not party to any derivative or hedging transactions.

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the six months ended June 30, 2015:

	Amount of Loss Recognized in AOCL on Derivative
	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts	$(83)	$(194)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$—	$—	$1	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the six months ended June 30, 2015 and as of and for the year ended December 31 2014:

	June 30, 2015			December 31, 2014
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$437	$—	$—	$—	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$1,479	$—	$—	$1,768	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of June 30, 2015, the estimated contractually required earnout amounts would be achieved. The following table presents the change in the Level 3 contingent purchase price consideration liability for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Beginning balance	$1,579	$—	$1,768	$—
Additions related to acquisitions	—	1,266	—	1,266
Payments	(116)	(342)	(142)	(342)
Adjustments included in earnings	(30)	—	(30)	—
Foreign currency translation adjustments	46	—	(117)	—
Ending balance	$1,479	$924	$1,479	$924
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $6.7 million and $9.2 million as of June 30, 2015 and December 31, 2014, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2015 for borrowings under its Term Loan Credit Agreement is $159.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $159.0 million as of June 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.
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
Each of our service offerings is enabled through a suite of supporting proprietary technology and a wide variety of value-added services. In an effort to more closely align our financial presentation to how we market our services and products to our customers, during the first quarter of 2015, we re-categorized our offerings to better report distinct sales recognized from Construction Document Information Management ("CDIM"), Managed Print Services ("MPS"), Archiving and Information Management ("AIM"), and Equipment and Supplies Sales. MPS is a new categorization of sales, which combines our previously reported Onsite Services sales with sales generated from the servicing of equipment, which was previously included in Traditional Reprographics. In addition, sales generated from our AIM services were split out from our previously reported Digital Services category and presented separately. The remaining sales generated from Traditional Reprographics, Color Services and Digital Services were combined into CDIM. Equipment and Supplies sales remained unchanged. We believe the updated presentation of our sales categories reflects the drivers of our consolidated sales and will provide greater insight into the opportunities and risk diversification provided by our portfolio of service and product offerings.
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
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations and in the cloud (represented primarily by our MPS and AIM revenues), and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers (represented primarily by our historical Traditional Reprographics revenues). Based on growth percentage AIM is our fastest-growing service offering and has grown 12% in the first six months of 2015 as compared to the same period in 2014. Based on absolute dollars MPS is our largest growth service offering and has grown $4.3 million, or 6%, in the first six months of 2015 as compared to the same period in 2014.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry, though non-AEC clients continue to show significant interest in many of our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the six months ended June 30, 2015, with the remaining 23% consisting of sales to non-AEC industries.
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
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. Our relationships with credit providers have provided attractive lease rates over the past two years, and as a result, we chose to lease rather than purchase equipment in a significant portion of our engagements.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
We believe customers are increasingly (1) adopting technology and digital document management practices, and (2) changing their workflow patterns to reduce their hardcopy document and printing needs. We saw the first material evidence of this in 2012. While there were indications that the non-residential construction market strengthened in 2012, by the third quarter we felt that Traditional Reprographics sales would not likely recover at the same pace due to the factors listed above. To ensure that the Company’s costs and resources were in line with demand for our then-current portfolio of services and products, management initiated a restructuring plan in October of 2012 that was completed by the fourth quarter of 2013. The restructuring plan included the closure or downsizing of 33 of the Company’s service centers in 2012, which represented more than 10% of our total number of service center locations, and an additional 23 service centers in 2013. In addition, as part of the restructuring plan, we reduced headcount and middle management associated with our service center locations, streamlined the senior operational management team, and allocated more resources into growing sales categories such as MPS and AIM. The reduction in the then current headcount totaled approximately 300 full-time employees, which represented approximately 10% of our total workforce.
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
Our presentation of adjusted net income, adjusted EBITDA, and adjusted cash flows from operations over certain periods is an attempt to provide meaningful comparisons to our historical performance for our existing and future investors. The unprecedented changes in our end markets over the past several years have required us to take measures that are unique in our history and specific to individual circumstances. Comparisons inclusive of these actions make normal financial and other performance patterns difficult to discern under a strict GAAP presentation. Each non-GAAP presentation, however, is explained in detail in the reconciliation tables below.
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2015 and 2014 to reflect the exclusion of loss on extinguishment of debt, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We have presented adjusted cash flows from operating activities for the three and six months ended June 30, 2015 and 2014 to reflect the exclusion of cash payments related to trade secret litigation costs and cash payments related to restructuring expenses. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2015 and 2014. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA in the three and six months ended June 30, 2015 and 2014 to exclude loss on extinguishment of debt, trade secret litigation costs, stock-based compensation expense, and restructuring expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Cash flows provided by operating activities	$16,864	$14,024	$22,152	$21,738
Changes in operating assets and liabilities, net of effect of business acquisitions	2,928	930	12,344	5,159
Non-cash expenses, including depreciation, amortization and restructuring	(10,335)	(10,332)	(20,628)	(20,979)
Income tax provision	811	607	1,572	1,271
Interest expense, net	1,939	3,944	3,796	7,857
(Income) loss attributable to the noncontrolling interest	(200)	(77)	(175)	23
EBIT	12,007	9,096	19,061	15,069
Depreciation and amortization	8,520	8,532	17,075	17,025
EBITDA	20,527	17,628	36,136	32,094
Interest expense, net	(1,939)	(3,944)	(3,796)	(7,857)
Income tax provision	(811)	(607)	(1,572)	(1,271)
Depreciation and amortization	(8,520)	(8,532)	(17,075)	(17,025)
Net income attributable to ARC Document Solutions, Inc. shareholders	$9,257	$4,545	$13,693	$5,941
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net income attributable to ARC Document Solutions, Inc. shareholders	$9,257	$4,545	$13,693	$5,941
Interest expense, net	1,939	3,944	3,796	7,857
Income tax provision	811	607	1,572	1,271
EBIT	12,007	9,096	19,061	15,069
Depreciation and amortization	8,520	8,532	17,075	17,025
EBITDA	20,527	17,628	36,136	32,094
Loss on extinguishment of debt	97	—	97	—
Trade secret litigation costs(1)	—	2,083	34	2,481
Restructuring expense	11	271	85	754
Stock-based compensation	921	881	2,004	1,662
Adjusted EBITDA	$21,556	$20,863	$38,356	$36,991

(1)
On February 1, 2013, we filed a civil complaint against a competitor and a former employee in the Superior Court of California for Orange County, which alleged, among other claims, the misappropriation of ARC trade secrets; namely, proprietary customer lists that were used to communicate with ARC customers in an attempt to unfairly acquire their business. In prior litigation with the competitor based on related facts, in 2007 the competitor entered into a settlement agreement and stipulated judgment, which included an injunction. We instituted this suit to stop the defendant from using similar unfair business practices against us in the Southern California market. The case proceeded to trial in May 2014, and a jury verdict was entered for the defendants. In the first quarter of 2015, we entered into a settlement and paid the defendant. Legal fees associated with the litigation were recorded as selling, general and administrative expense.

The following is a reconciliation of cash flows provided by operating activities to adjusted cash flows provided by operating activities:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Cash flows provided by operating activities	$16,864	$14,024	$22,152	$21,738
Payments related to trade secret litigation costs	34	1,395	1,033	1,514
Payments related to restructuring expenses	23	313	141	616
Adjusted cash flows provided by operating activities	$16,921	$15,732	$23,326	$23,868

The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014 (1)	2015 (1)	2014
Net income margin attributable to ARC	8.2%	4.2%	6.3%	2.8%
Interest expense, net	1.7	3.6	1.7	3.8
Income tax provision	0.7	0.6	0.7	0.6
EBIT margin	10.6	8.3	8.8	7.2
Depreciation and amortization	7.5	7.8	7.8	8.1
EBITDA margin	18.1	16.2	16.6	15.3
Loss on extinguishment of debt	0.1	—	—	—
Trade secret litigation costs	—	1.9	—	1.2
Restructuring expense	—	0.2	—	0.4
Stock-based compensation	0.8	0.8	0.9	0.8
Adjusted EBITDA margin	19.0%	19.1%	17.6%	17.7%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income attributable to ARC Document Solutions, Inc.	$9,257	$4,545	$13,693	$5,941
Loss on extinguishment of debt	97	—	97	—
Restructuring expense	11	271	85	754
Trade secret litigation costs	—	2,083	34	2,481
Income tax benefit related to above items	(42)	(917)	(84)	(1,261)
Deferred tax valuation allowance and other discrete tax items	(3,151)	(1,469)	(4,407)	(1,626)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$6,172	$4,513	$9,418	$6,289
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.20	$0.10	$0.29	$0.13
Diluted	$0.19	$0.10	$0.29	$0.13
Weighted average common shares outstanding:
Basic	46,611	46,254	46,528	46,122
Diluted	47,558	46,834	47,634	46,759
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.13	$0.10	$0.20	$0.14
Diluted	$0.13	$0.10	$0.20	$0.13
Weighted average common shares outstanding:
Basic	46,611	46,254	46,528	46,122
Diluted	47,558	46,834	47,634	46,759

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2015	2014 (1)	$	%	2015	2014 (1)	$	%
CDIM	$58.8	$57.5	$1.3	2.2%	$113.5	$110.9	$2.6	2.3%
MPS	37.1	35.7	1.4	3.9%	73.0	68.8	4.3	6.2%
AIM	3.4	2.9	0.5	15.6%	6.2	5.5	0.7	12.3%
Total service sales	99.3	96.2	3.1	3.3%	192.7	185.1	7.5	4.1%
Equipment and supplies sales	14.1	12.8	1.3	9.9%	25.0	24.2	0.8	3.4%
Total net sales	$113.4	$109.0	$4.4	4.0%	$217.7	$209.4	$8.4	4.0%
Gross profit	$40.9	$39.2	$1.7	4.2%	$76.9	$73.1	$3.7	5.1%
Selling, general and administrative expenses	$27.1	$28.3	$(1.2)	(4.1)%	$54.6	$54.4	$0.2	0.4%
Amortization of intangibles	$1.4	$1.5	$(0.1)	(4.1)%	$2.9	$3.0	$(0.1)	(2.3)%
Restructuring expense	$—	$0.3	$(0.3)	(95.9)%	$0.1	$0.8	$(0.7)	(88.7)%
Loss on extinguishment of debt	$0.1	$—	$0.1	100.0%	$0.1	$—	$0.1	100.0%
Interest expense, net	$1.9	$3.9	$(2.0)	(50.8)%	$3.8	$7.9	$(4.1)	(51.7)%
Income tax provision	$0.8	$0.6	$0.2	33.6%	$1.6	$1.3	$0.3	23.7%
Net income attributable to ARC	$9.3	$4.5	$4.7	103.7%	$13.7	$5.9	$7.8	130.5%
Adjusted net income attributable to ARC	$6.2	$4.5	$1.7	36.8%	$9.4	$6.3	$3.1	49.8%
EBITDA	$20.5	$17.6	$2.9	16.4%	$36.1	$32.1	$4.0	12.6%
Adjusted EBITDA	$21.6	$20.9	$0.7	3.3%	$38.4	$37.0	$1.4	3.7%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.0	64.0	64.7	65.1
Gross profit	36.0	36.0	35.3	34.9
Selling, general and administrative expenses	23.9	26.0	25.1	26.0
Amortization of intangibles	1.3	1.4	1.3	1.4
Restructuring expense	—	0.2	—	0.4
Income from operations	10.8	8.4	8.9	7.2
Loss on extinguishment of debt	0.1	—	—	—
Interest expense, net	1.7	3.6	1.7	3.8
Income before income tax provision	9.1	4.8	7.1	3.4
Income tax provision	0.7	0.6	0.7	0.6
Net income	8.3	4.2	6.4	2.8
(Income) loss attributable to the noncontrolling interest	(0.2)	(0.1)	(0.1)	—
Net income attributable to ARC	8.2%	4.2%	6.3%	2.8%
EBITDA	18.1%	16.2%	16.6%	15.3%
Adjusted EBITDA	19.0%	19.1%	17.6%	17.7%

(1)	Column does not foot due to rounding
Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014
Net Sales
Net sales for both the three and six months ended June 30, 2015 increased 4.0% compared to the same periods in 2014. The increase was primarily due to higher sales activity for MPS Services and CDIM Services.
CDIM. Year-over-year sales of CDIM services increased $1.3 million, or 2.2%, and $2.6 million, or 2.3%, during the three and six months ended June 30, 2015, respectively. Our year-over-year sales growth in CDIM was partly due to realized sales from the acquisition of two color imaging businesses in the United Kingdom during the second quarter of 2014. Also contributing to the increase in CDIM was higher construction activity levels in the first six months of 2015 compared to the same period in 2014, and increased sales of the Company's digital document management services. CDIM services represented 52% of total net sales for the three and six months ended June 30, 2015, as compared to 53% during the same periods in 2014.
MPS. Year-over-year sales of MPS services increased by $1.4 million, or 3.9%, and $4.3 million, or 6.2%, for the three and six months ended June 30, 2015, respectively. Revenues from MPS Services sales represented approximately 33% and 34% of total net sales for the three and six months ended June 30, 2015, compared to 33% for the three and six months ended June 30, 2014. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue with most contracts ranging from 3 to 5 years and we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of MPS accounts has grown to approximately 8,720 as of June 30, 2015, an increase of approximately 720 locations compared to June 30, 2014, due primarily to growth in new MPS placements in which customers outsource their entire printing function to us. We believe MPS is a high growth area for us as demonstrated by the adoption of our services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our MPS offering through our regional sales force and through Global Solutions, our national accounts group. Our Global Solutions sales force has established long-term contract relationships with 22 of the largest 100 AEC firms. As MPS becomes a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven in large part by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
AIM. Year-over-year sales of AIM Services increased by $0.5 million, or 15.6%, and $0.7 million, or 12.3%, for the three and six months ended June 30, 2015, respectively. Revenues from AIM Services sales remained consistent at 3% of total net sales for the three and six months ended June 30, 2015, as compared to the same periods in 2014. The growth in AIM was driven by our focus on selling this service offering and the opening of dedicated AIM service centers in various U.S. locations. Achieving growth in AIM is a primary focus of our management, as we believe we have developed a valuable solution to offer our existing AEC customers who wish to leverage past intellectual property for present or future use, to improve business process automation, to facilitate cost savings over current hardcopy and digital storage methods, and to comply with regulatory and records retention requirements.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased by $1.3 million, or 9.9%, and $0.8 million, or 3.4%, for the three and six months ended June 30, 2015, driven by an increase in equipment sales in our Chinese market. Revenues from Equipment and Supplies Sales represented approximately 12% of total net sales for both the three and six months ended June 30, 2015 and 2014. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $6.3 million and $10.2 million for the three and six months ended June 30, 2015, respectively, as compared to $4.5 million and $8.4 million for the three and six months ended June 30, 2014, respectively. Quarterly movements in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States, as we are placing more focus on growth in MPS and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended June 30, 2015, gross profit increased to $40.9 million from $39.2 million during the same period in 2014 on a sales increase of $4.4 million. Gross margin was flat at 36.0% for each of the three months ended June 30, 2015 and 2014.
During the six months ended June 30, 2015, gross profit and gross margin increased to $76.9 million, and 35.3%, compared to $73.1 million, and 34.9%, during the same period in 2014, on a sales increase of $8.4 million.
We were able to achieve expansion of our gross margins of 40 basis points for the six months ended June 30, 2015, due primarily to (1) increased sales that allow us to better leverage our fixed costs and labor, and (2) margin expansion programs at our service centers and customer MPS locations. Specifically, year-over-year overhead costs as a percentage of sales decreased by approximately 30 basis points for both the three and six months ended June 30, 2015. Year-over-year labor costs as a percentage of sales decreased 60 basis points and 40 basis points for the three and six months ended June 30, 2015, respectively, compared to the same period in 2014. Offsetting these declines was a shift in our business mix during the quarter, which contributed to a 90 and 30 basis point increase in material costs as a percentage of consolidated sales for the three and six months ended June 30, 2015, respectively, as compared to the same periods in 2014 due to the increase in lower-margin sales of equipment and supplies.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased $1.2 million for the three months ended June 30, 2015 compared to the same period in 2014, and increased $0.2 million for the six months ended June 30, 2015 compared to the same period in 2014.
General and administrative expenses for the three and six months ended June 30, 2015 decreased $2.1 million or 12.1%, and $1.4 million or 4.2% compared to the same periods in 2014, respectively. The reduction in expenses was primarily due to trade secret litigation costs incurred in prior year, which were partially offset by investments in general and administrative staff to support our new technology-enabled offerings.
Year-over-year sales and marketing expenses increased $0.9 million and $1.6 million, for the three and six months ended June 30, 2015, compared to the same periods in 2014, respectively, driven by our continued investment in our sales team and sales initiatives, which included: (1) hiring of new sales and sales administrative personnel, (2) expanded training of new and existing sales personnel to implement specific sales initiatives supporting our MPS, AIM, and other technology-enabled offerings and (3) expanded marketing and advertising campaigns to support our newer product offerings such as SKYSITE and AIM.

Amortization of Intangibles
Amortization of intangibles of $1.4 million and $2.9 million for the three and six months ended June 30, 2015, remained consistent, compared to the same periods in 2014, primarily due to the increase in amortization driven by acquisitions made in 2014 being offset by the completed amortization of certain customer relationships related to historical acquisitions.
Restructuring expense
Restructuring expenses for the six months ended June 30, 2015 totaled $0.1 million, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Loss on Extinguishment of Debt
As of June 30, 2015, we have paid $16.0 million in aggregate principal amount of our $175.0 million Term Loan Credit Agreement, which was $7.3 million above the required principal payments. The $7.3 million early pay down of the term loan resulted in a loss on extinguishment of debt of $0.1 million for the three and six months ended June 30, 2015.
Interest Expense, Net
Net interest expense totaled $1.9 million and $3.8 million for the three and six months ended June 30, 2015, compared to $3.9 million and $7.9 million for the same periods in 2014. The decrease was due to the reduction in principal of our previous Term B Loan Facility in 2014 with an effective interest rate of 6.25%, coupled with the refinancing of our previous Term B Loan Facility into a Term A Loan Facility in November 2014 with an effective interest rate of 2.79% at June 30, 2015.
Income Taxes
We recorded an income tax provision of $0.8 million and $1.6 million in relation to pretax income of $10.3 million and $15.4 million for the three and six months ended June 30, 2015, respectively.
For the three and six months ended June 30, 2015, our income tax provision was primarily due to the impact of amortization of tax basis goodwill in a deferred tax liability position. Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of June 30, 2015, we had approximately $94.3 million of consolidated federal, $105.4 million of state and $2.1 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2015 and 2019. The state net operating loss carryforwards expire in varying amounts between 2015 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts between 2015 and 2034.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $9.3 million and $13.7 million, during the three and six months ended June 30, 2015, as compared to $4.5 million and $5.9 million in the same periods in 2014. The increase in net income attributable to ARC in 2015 versus the prior year period is primarily due to increased sales and gross profit, and a reduction in interest expense and general and administrative expenses in 2015. This increase was partially offset by the increase in selling and marketing expenses, as noted above.
EBITDA
EBITDA margin increased to 18.1% for the three months ended June 30, 2015 from 16.2% for the same period in 2014. EBITDA margin increased to 16.6% during the six months ended June 30, 2015 from 15.3% for the same period in 2014. Excluding the effect of stock-based compensation, loss on extinguishment of debt, legal fees associated with trade secret litigation, and restructuring expense, adjusted EBITDA margin remained consistent at 19.0% and 17.6% during both the three and six months ended June 30, 2015 as compared to 2014.
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
Total cash and cash equivalents as of June 30, 2015 was $15.4 million. Of this amount, $11.5 million was held in foreign countries, with $10.2 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2015	2014	2015	2014
Net cash provided by operating activities	$16,864	$14,024	$22,152	$21,738
Net cash used in investing activities	$(4,043)	$(3,138)	$(7,389)	$(6,539)
Net cash used in financing activities	$(14,881)	$(10,727)	$(22,016)	$(18,283)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall increase in cash flows from operations during the three and six months ended June 30, 2015 over the same periods in 2014 were primarily due to: the increase in our net income driven by our expansion of EBITDA as described above; and a reduction in our interest expense resulting from our debt refinancing in 2014. These reductions were partially offset by: a settlement payment of $1.0 million in March, 2015 related to trade secret litigation; and the timing of sales and cash collections on increasing revenue in the first six months of 2015. Days sales outstanding (“DSO”) increased to 54 days as of June 30, 2015 compared to 52 as of June 30, 2014 due to the timing of collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $7.6 million and $6.6 million for the six months ended June 30, 2015 and 2014, respectively. The increase in capital expenditures was primarily due to our decision to purchase more equipment in the second quarter of 2015 rather than leasing equipment to take advantage of vendor rebates. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $22.0 million used in financing activities during the six months ended June 30, 2015 primarily relates to payments on our debt agreements and capital leases. As of June 30, 2015, we have paid $16.0 million in aggregate principal amount of our $175.0 million Term Loan Credit Agreement, which was $7.3 million above the required principal payments.
Our cash position, working capital, and debt obligations as of June 30, 2015, and December 31, 2014, are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2015	December 31, 2014
Cash and cash equivalents	$15,436	$22,636
Working capital	$33,511	$20,664

Borrowings from term loan facility and senior secured credit facility	$159,000	$173,000
Other debt obligations	30,030	30,885
Total debt obligations	$189,030	$203,885

The increase of $12.8 million in working capital in 2015 was primarily due to a reduction in the current portion of our long-term debt and capital leases of $6.6 million, the increase in accounts receivable of $6.3 million, a reduction in accrued expenses of $2.3 million, and an increase in inventory of $2.9 million. These variances were partially offset by a decrease in cash of $7.2 million. The reduction in the current portion of our long-term debt and capital leases is due to the prepayment of principal on our Term A loan facility. The increase in accounts receivable was due primarily to the increase in sales of 4.0% during the first six months of 2015, as compared to the same period in prior year, and the timing of collections on those sales. The decrease in accounts payable and accrued expenses is primarily due to the timing of trade payables and the timing of interest payments related to our Term A Loan Facility. The increase in inventory was primarily due to inventory purchases made in the second quarter of 2015 to take advantage of vendor discounts. To manage our working capital, we chiefly focus on our number of days sales outstanding and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $15.4 million, the availability of cash under our revolving credit facility, the availability of cash under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of June 30, 2015, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans in an aggregate principal amount not to exceed $30.0 million. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Credit Agreement mature on November 20, 2019.
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
Foreign Credit Agreement
In the third quarter of 2014, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 12 months. The facility provides for a maximum credit amount of $20.0 million Chinese Yuan Renminbi, which translates to U.S. $3.3 million as of June 30, 2015. Draws on the facility are limited to 30 day periods and incur a fee of 0.05% of the amount drawn and no additional interest is charged. As of June 30, 2015, there was $0.2 million in outstanding debt drawn on our foreign credit facility.
Capital Leases
As of June 30, 2015, we had $29.7 million of capital lease obligations outstanding, with a weighted average interest rate of 6.0% and maturities between 2015 and 2020.
Other Notes Payable
As of June 30, 2015, we had $0.2 million of notes payable outstanding, with an interest rate of 8.2% and maturities through 2019. These notes include notes payable collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of June 30, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2015, we recorded liabilities related to future earnout payments of $1.5 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. We have received preliminary court approval of the settlement, and we await final court approval. We recorded a liability of $0.9 million as of June 30, 2015 related to the claim, which represents management's best estimate of the probable outcome based on information available.

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
As of June 30, 2011, we determined that cumulative losses for the preceding twelve quarters constituted sufficient objective evidence (as defined by ASC 740-10, Income Taxes) that a valuation allowance was needed. As of June 30, 2015, the valuation allowance against certain deferred tax assets was $77.2 million.
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
As of June 30, 2015, we had $189.0 million of total debt and capital lease obligations, of which approximately 16% was at a fixed rate, with the remainder at variable rates. Given our debt position at June 30, 2015, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.2 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased(1) (in thousands)	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2015—April 30, 2015	24	$8.54	—	—
May 1, 2015—May 31, 2015	—	—	—	—
June 1, 2015—June 30, 2015	—	—	—	—
Total	24	$8.54	—	—

(1) Our stock plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements with the Company's repurchase of shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were repurchased during the second quarter of 2015 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

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
Date: August 5, 2015

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