Form 10-Q
period 2015-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2015-11-06
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 30, 2015, there were 46,992,165 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2015

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2015	2014
Assets
Current assets:
Cash and cash equivalents	$20,824	$22,636
Accounts receivable, net of allowances for accounts receivable of $2,237 and $2,413	64,600	62,045
Inventories, net	17,839	16,251
Deferred income taxes	3,798	278
Prepaid expenses	5,049	4,767
Other current assets	3,271	6,080
Total current assets	115,381	112,057
Property and equipment, net of accumulated depreciation of $216,023 and $214,697	58,459	59,520
Goodwill	212,608	212,608
Other intangible assets, net	19,339	23,841
Deferred financing fees, net	1,804	2,440
Deferred income taxes	71,989	1,110
Other assets	2,192	2,492
Total assets	$481,772	$414,068
Liabilities and Equity
Current liabilities:
Accounts payable	$24,733	$26,866
Accrued payroll and payroll-related expenses	13,820	13,765
Accrued expenses	18,713	22,793
Current portion of long-term debt and capital leases	17,268	27,969
Total current liabilities	74,534	91,393
Long-term debt and capital leases	163,151	175,916
Deferred income taxes	35,156	33,463
Other long-term liabilities	3,226	3,458
Total liabilities	276,067	304,230
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,093 and 46,800 shares issued and 46,992 and 46,723 shares outstanding	47	47
Additional paid-in capital	114,304	110,650
Retained earnings (deficit)	86,626	(7,353)
Accumulated other comprehensive loss	(1,693)	(161)
	199,284	103,183
Less cost of common stock in treasury, 101 and 77 shares	612	408
Total ARC Document Solutions, Inc. stockholders’ equity	198,672	102,775
Noncontrolling interest	7,033	7,063
Total equity	205,705	109,838
Total liabilities and equity	$481,772	$414,068
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2015	2014	2015	2014
Service sales	$94,384	$94,426	$287,045	$279,555
Equipment and supplies sales	12,034	12,381	37,081	36,607
Total net sales	106,418	106,807	324,126	316,162
Cost of sales	70,475	70,584	211,303	206,798
Gross profit	35,943	36,223	112,823	109,364
Selling, general and administrative expenses	25,816	26,331	80,403	80,720
Amortization of intangible assets	1,375	1,497	4,306	4,498
Restructuring expense	4	11	89	765
Income from operations	8,748	8,384	28,025	23,381
Other income, net	(25)	(22)	(81)	(71)
Loss on extinguishment of debt	96	347	193	347
Interest expense, net	1,679	3,780	5,475	11,637
Income before income tax (benefit) provision	6,998	4,279	22,438	11,468
Income tax (benefit) provision	(73,338)	659	(71,766)	1,930
Net income	80,336	3,620	94,204	9,538
(Income) loss attributable to the noncontrolling interest	(50)	41	(225)	64
Net income attributable to ARC Document Solutions, Inc. shareholders	$80,286	$3,661	$93,979	$9,602
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$1.72	$0.08	$2.02	$0.21
Diluted	$1.69	$0.08	$1.98	$0.20
Weighted average common shares outstanding:
Basic	46,698	46,338	46,601	46,195
Diluted	47,557	47,015	47,541	46,856
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income	$80,336	$3,620	$94,204	$9,538
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(1,434)	(428)	(1,524)	(463)
Fair value adjustment of derivatives, net of tax	(69)	—	(263)	—
Other comprehensive loss, net of tax	(1,503)	(428)	(1,787)	(463)
Comprehensive income	78,833	3,192	92,417	9,075
Comprehensive loss attributable to noncontrolling interest	(237)	(43)	(30)	(122)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$79,070	$3,235	$92,447	$9,197
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	174	—	2,618	—	—	—	—	2,618
Issuance of common stock under Employee Stock Purchase Plan	11	—	65	—	—	—	—	65
Stock options exercised	216	—	1,201	—	—	—	—	1,201
Treasury shares	24	—	—	—	—	(151)	—	(151)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	(486)	(486)
Comprehensive income:
Net income (loss)	—	—	—	9,602	—	—	(64)	9,538
Foreign currency translation adjustments, net of tax	—	—	—	—	(405)	—	(58)	(463)
Comprehensive income								9,075
Balance at September 30, 2014	46,790	$46	$109,690	$(5,026)	$229	$(319)	$6,841	$111,461

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	131	—	3,009	—	—	—	—	3,009
Issuance of common stock under Employee Stock Purchase Plan	13	—	83	—	—	—	—	83
Stock options exercised	125	—	562	—	—	—	—	562
Treasury shares	24	—	—	—	—	(204)	—	(204)
Comprehensive income:
Net income	—	—	—	93,979	—	—	225	94,204
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,269)	—	(255)	(1,524)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(263)	—	—	(263)
Comprehensive income								92,417
Balance at September 30, 2015	47,093	$47	$114,304	$86,626	$(1,693)	$(612)	$7,033	$205,705
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cash flows from operating activities
Net income	$80,336	$3,620	$94,204	$9,538
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	110	197	292	444
Depreciation	7,040	7,039	21,184	21,063
Amortization of intangible assets	1,375	1,497	4,306	4,498
Amortization of deferred financing costs	138	190	460	587
Amortization of discount on long-term debt	—	207	—	656
Stock-based compensation	735	956	2,739	2,618
Deferred income taxes	2,198	2,100	8,221	6,272
Deferred tax valuation allowance	(76,091)	(1,615)	(80,882)	(4,652)
Loss on early extinguishment of debt	96	347	193	347
Other non-cash items, net	(73)	(401)	(357)	(337)
Changes in operating assets and liabilities:
Accounts receivable	2,996	(930)	(3,637)	(8,424)
Inventory	1,083	(142)	(1,775)	(2,071)
Prepaid expenses and other assets	1,224	(946)	2,941	(309)
Accounts payable and accrued expenses	(202)	3,192	(4,772)	6,819
Net cash provided by operating activities	20,965	15,311	43,117	37,049
Cash flows from investing activities
Capital expenditures	(3,880)	(3,430)	(11,517)	(10,027)
Payments for businesses acquisitions	—	—	(142)	(342)
Other	266	105	656	505
Net cash used in investing activities	(3,614)	(3,325)	(11,003)	(9,864)
Cash flows from financing activities
Proceeds from stock option exercises	1	191	562	1,201
Proceeds from issuance of common stock under Employee Stock Purchase Plan	25	17	83	65
Share repurchases, including shares surrendered for tax withholding	—	—	(204)	(151)
Contingent consideration on prior acquisitions	(360)	—	(360)	—
Early extinguishment of long-term debt	(3,625)	(5,000)	(10,875)	(12,500)
Payments on long-term debt agreements and capital leases	(7,262)	(5,497)	(20,042)	(16,437)
Net repayments under revolving credit facilities	(144)	(532)	(1,888)	(828)
Payment of deferred financing costs	—	—	(25)	(454)
Payment of hedge premium	—	—	(632)	—
Dividends paid to noncontrolling interest	—	(486)	—	(486)
Net cash used in financing activities	(11,365)	(11,307)	(33,381)	(29,590)
Effect of foreign currency translation on cash balances	(598)	(50)	(545)	(122)
Net change in cash and cash equivalents	5,388	629	(1,812)	(2,527)
Cash and cash equivalents at beginning of period	15,436	24,206	22,636	27,362
Cash and cash equivalents at end of period	$20,824	$24,835	$20,824	$24,835
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$2,625	$5,506	$9,667	$14,909
Contingent liabilities in connection with acquisition of businesses	$—	$186	$—	$1,110
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
Recent Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Simplifying the Measurement of Inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value and amends existing guidance which requires inventory be measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for financial statement preparers. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-11 on its condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance amends Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other, Internal-Use Software, to provide guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2015-05 on its condensed consolidated financial statements.
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
In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnotes disclosures in certain circumstances. It is effective for annual and interim periods beginning on or after December 15, 2016, with early adoption permitted. We do not believe the adoption of this guidance will have an impact on our condensed consolidated financial statements.
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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service Sales
CDIM	$54,710	$55,352	$168,187	$166,234
MPS	35,923	36,464	108,934	105,216
AIM	3,751	2,610	9,924	8,105
Total service sales	94,384	94,426	287,045	279,555
Equipment and supplies sales	12,034	12,381	37,081	36,607
Total net sales	$106,418	$106,807	$324,126	$316,162
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2015, stock options for 2.1 million and 1.5 million common shares, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For both the three and nine months ended September 30, 2014, stock options of 1.7 million common shares, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding during the period—basic	46,698	46,338	46,601	46,195
Effect of dilutive stock options	859	677	940	661
Weighted average common shares outstanding during the period—diluted	47,557	47,015	47,541	46,856
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
Restructuring expenses include employee termination costs, estimated lease termination and obligation costs, and other restructuring expenses. Restructuring expenses for the three and nine months ended September 30, 2015 primarily consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following table summarizes restructuring expenses incurred in the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Employee termination costs	$—	$—	$—	$—
Estimated lease termination and obligation costs	4	7	89	540
Other restructuring expenses	—	4	—	225
Total restructuring expenses	$4	$11	$89	$765
The changes in the restructuring liability from December 31, 2014 through September 30, 2015 are summarized as follows:

Nine Months Ended September 30, 2015
Balance, December 31, 2014	$113
Restructuring expenses	89
Payments	(154)
Balance, September 30, 2015	$48
4. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles—Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2015, the Company performed its assessment and noted that one reporting unit failed step one of the impairment analysis; however, step two of the analysis is not yet final due to the complexity and significant amount of work required to calculate the implied fair value of goodwill. The preliminary analysis is subject to finalization, and will be completed in the quarter ended December 31, 2015. The preliminary results of step two of the Company's goodwill impairment analysis indicate that there is no goodwill impairment and represents the Company's best estimate; however, it is possible that material adjustments to the Company's preliminary estimates may be required as the calculations are finalized.
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
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2015 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2016, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles—Goodwill and Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
There was no change to the carrying amount of goodwill from January 1, 2014 through September 30, 2015.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in the first nine months of 2015 or for the year ended December 31, 2014.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2015 and December 31, 2014 which continue to be amortized:

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,174	$80,323	$18,851	$99,606	$76,298	$23,308
Trade names and trademarks	20,345	19,857	488	20,370	19,837	533
	$119,519	$100,180	$19,339	$119,976	$96,135	$23,841
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2015 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2015 (excluding the nine months ended September 30, 2015)	$1,332
2016	4,808
2017	4,248
2018	3,839
2019	3,120
Thereafter	1,992
$19,339

5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax benefit of $73.3 million and $71.8 million in relation to pretax income of $7.0 million and of $22.4 million for the three and nine months ended September 30, 2015, respectively, due to the reversal of the valuation allowance against certain of its deferred tax assets. The Company recorded an income tax provision of $0.7 million and $1.9 million in relation to pretax income of $4.3 million and $11.5 million for the three and nine months ended September 30, 2014, respectively.

In accordance with ASC 740-10, Income Taxes, the Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	Nature, frequency, and severity of recent losses;

•	Duration of statutory carryforward periods;

•	Historical experience with tax attributes expiring unused; and

•	Near- and medium-term financial outlook.

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, the Company determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S.valuation allowance resulting in non-cash income tax benefit of $76.1 million for the three months ended September 30, 2015. The Company continues to carry a $1.1 million valuation allowance against certain deferred tax assets as of September 30, 2015.

Based on the Company’s assessment, the remaining net deferred tax assets as of September 30, 2015 are considered more likely than not to be realized. The valuation allowance of $1.1 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $20 thousand as of September 30, 2015 included in other current assets in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2015	December 31, 2014
Term A loan facility maturing 2019; 2.57% and 2.74% interest rate at September 30, 2015 and December 31, 2014	$151,000	$173,000
Various capital leases; weighted average interest rate of 5.9% and 6.8% at September 30, 2015 and December 31, 2014; principal and interest payable monthly through August 2020	29,266	28,789
Borrowings from foreign revolving credit facilities; 0.6% interest rate at December 31, 2014	—	1,897
Various other notes payable with a weighted average interest rate of 8.2% and 6.5% at September 30, 2015 and December 31, 2014; principal and interest payable monthly through November 2019	153	199
	180,419	203,885
Less current portion	(17,268)	(27,969)
	$163,151	$175,916
Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the closing date in order to pay outstanding obligations under the Company’s then-existing Term Loan Credit Agreement dated as of December 20, 2013. The Term A Credit Agreement also provides for the extension of revolving loans in an aggregate principal amount not to exceed $30.0 million. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of September 30, 2015, the Company's borrowing availability under the Term A Credit Agreement was $28.1 million, which was the maximum borrowing limit of $30.0 million under the Revolving Loan facility reduced by outstanding letters of credit of $1.9 million.
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
As of September 30, 2015, the Company paid $24.0 million in aggregate principal on its $175.0 million Term Loan Credit Agreement, which was $10.9 million above the required principal payments. The $10.9 million early pay down of the term loan resulted in a loss on extinguishment of debt of $0.1 million and $0.2 million for the three and nine months ended September 30, 2015, respectively.
Foreign Credit Agreement
In the third quarter of 2014, in conjunction with its Chinese operations, UNIS Document Solutions Co. Ltd. (“UDS”), the Company’s Chinese business venture with Beijing-based Unisplendour, entered into a revolving credit facility with a term of 12 months. The credit agreement expired in September 2015.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
7. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. The Company has received preliminary court approval of the settlement, and awaits final court approval. The Company has a liability of $1.1 million as of September 30, 2015 related to the claim, which represents management's best estimate based on information available.

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

8. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as previously adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of September 30, 2015, 2.3 million shares remain available for issuance under the Stock Plan.
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
During the nine months ended September 30, 2015, the Company granted options to acquire a total of 526 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2015, the Company granted 116 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three to four years from the grant date. In addition, the Company granted 7 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.7 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $2.7 million and $2.6 million for the nine months ended September 30, 2015 and 2014, respectively.
As of September 30, 2015, total unrecognized compensation cost related to unvested stock-based payments totaled $4.6 million and is expected to be recognized over a weighted-average period of 2.2 years.
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

In January 2015, the Company entered into three interest rate cap contracts to hedge against its exposure to interest rate volatility: (1) $80.0 million notional interest rate cap effective in 2015, (2) $65.0 million notional forward interest rate cap effective in 2016, and (3) $50.0 million notional forward interest rate cap effective in 2017. Over the next twelve months, the Company expects to reclassify $158 thousand from AOCL to interest expense.

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of September 30, 2015:

		Fair Value
	Balance Sheet Classification	September 30, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$2
Interest rate cap contracts - long-term portion	Other assets	190
Total derivatives designated as hedging instruments		$192

As of and for the year ended December 31, 2014 the Company was not party to any derivative or hedging transactions.

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and nine months ended September 30, 2015:

	Amount of Loss Recognized in AOCL on Derivative
	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts, net of tax	$(69)	$(263)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2015:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$9	$—	$10	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the nine months ended September 30, 2015 and as of and for the year ended December 31 2014:

	September 30, 2015			December 31, 2014
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$192	$—	$—	$—	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$1,117	$—	$—	$1,768	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of September 30, 2015, the estimated contractually required earnout amounts would be achieved. The following table presents the change in the Level 3 contingent purchase price consideration liability for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$1,479	$924	$1,768	$—
Additions related to acquisitions	—	186	—	1,452
Payments	(360)	—	(502)	(342)
Adjustments included in earnings	32	—	2	—
Foreign currency translation adjustments	(34)	—	(151)	—
Ending balance	$1,117	$1,110	$1,117	$1,110
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $7.2 million and $9.2 million as of September 30, 2015 and December 31, 2014, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2015 for borrowings under its Term Loan Credit Agreement is $151.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $151.0 million as of September 30, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2014 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015.
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
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations and in the cloud (represented primarily by our MPS and AIM revenues), and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers (represented primarily by our historical Traditional Reprographics revenues). Based on growth percentage AIM is our fastest-growing service offering and has grown 22% in the first nine months of 2015 as compared to the same period in 2014. Based on absolute dollars MPS is our largest growth service offering and has grown $3.7 million, or 4%, in the nine months of 2015 as compared to the same period in 2014.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry, though non-AEC clients continue to show significant interest in many of our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 77% of our net sales for the nine months ended September 30, 2015, with the remaining 23% consisting of sales to non-AEC industries.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2015 and 2014 to reflect the exclusion of loss on extinguishment of debt, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We have presented adjusted cash flows from operating activities for the three and nine months ended September 30, 2015 and 2014 to reflect the exclusion of cash payments related to trade secret litigation costs and cash payments related to restructuring expenses. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2015 and 2014. We believe these charges were the result of the current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA in the three and nine months ended September 30, 2015 and 2014 to exclude loss on extinguishment of debt, trade secret litigation costs, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Cash flows provided by operating activities	$20,965	$15,311	$43,117	$37,049
Changes in operating assets and liabilities, net of effect of business acquisitions	(5,101)	(1,174)	7,243	3,985
Non-cash expenses, including depreciation, amortization and restructuring	64,472	(10,517)	43,844	(31,496)
Income tax (benefit) provision	(73,338)	659	(71,766)	1,930
Interest expense, net	1,679	3,780	5,475	11,637
(Income) loss attributable to the noncontrolling interest	(50)	41	(225)	64
EBIT	8,627	8,100	27,688	23,169
Depreciation and amortization	8,415	8,536	25,490	25,561
EBITDA	17,042	16,636	53,178	48,730
Interest expense, net	(1,679)	(3,780)	(5,475)	(11,637)
Income tax benefit (provision)	73,338	(659)	71,766	(1,930)
Depreciation and amortization	(8,415)	(8,536)	(25,490)	(25,561)
Net income attributable to ARC Document Solutions, Inc. shareholders	$80,286	$3,661	$93,979	$9,602
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net income attributable to ARC Document Solutions, Inc. shareholders	$80,286	$3,661	$93,979	$9,602
Interest expense, net	1,679	3,780	5,475	11,637
Income tax (benefit) provision	(73,338)	659	(71,766)	1,930
EBIT	8,627	8,100	27,688	23,169
Depreciation and amortization	8,415	8,536	25,490	25,561
EBITDA	17,042	16,636	53,178	48,730
Loss on extinguishment of debt	96	347	193	347
Trade secret litigation costs(1)	—	306	34	2,787
Restructuring expense	4	11	89	765
Stock-based compensation	735	956	2,739	2,618
Adjusted EBITDA	$17,877	$18,256	$56,233	$55,247

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

The following is a reconciliation of cash flows provided by operating activities to adjusted cash flows provided by operating activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Cash flows provided by operating activities	$20,965	$15,311	$43,117	$37,049
Payments related to trade secret litigation costs	—	1,101	1,033	2,615
Payments related to restructuring expenses	13	578	154	1,194
Adjusted cash flows provided by operating activities	$20,978	$16,990	$44,304	$40,858

The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014 (1)	2015 (1)	2014 (1)
Net income margin attributable to ARC	75.4%	3.4%	29.0%	3.0%
Interest expense, net	1.6	3.5	1.6	3.7
Income tax (benefit) provision	(68.9)	0.6	(22.1)	0.6
EBIT margin	8.1	7.6	8.5	7.3
Depreciation and amortization	7.9	8.0	7.9	8.1
EBITDA margin	16.0	15.6	16.4	15.4
Loss on extinguishment of debt	0.1	0.3	0.1	0.1
Trade secret litigation costs	—	0.3	—	0.9
Restructuring expense	—	—	—	0.2
Stock-based compensation	0.7	0.9	0.8	0.8
Adjusted EBITDA margin	16.8%	17.1%	17.3%	17.5%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2015	2014	2015	2014
Net income attributable to ARC Document Solutions, Inc.	$80,286	$3,661	$93,979	$9,602
Loss on extinguishment of debt	96	347	193	347
Restructuring expense	4	11	89	765
Trade secret litigation costs	—	306	34	2,787
Income tax benefit related to above items	(41)	(258)	(125)	(1,519)
Deferred tax valuation allowance and other discrete tax items	(76,147)	(1,172)	(80,554)	(2,798)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$4,198	$2,895	$13,616	$9,184
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$1.72	$0.08	$2.02	$0.21
Diluted	$1.69	$0.08	$1.98	$0.20
Weighted average common shares outstanding:
Basic	46,698	46,338	46,601	46,195
Diluted	47,557	47,015	47,541	46,856
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.06	$0.29	$0.20
Diluted	$0.09	$0.06	$0.29	$0.20
Weighted average common shares outstanding:
Basic	46,698	46,338	46,601	46,195
Diluted	47,557	47,015	47,541	46,856

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2015	2014 (1)	$	%	2015	2014 (1)	$	%
CDIM	$54.7	$55.4	$(0.6)	(1.2)%	$168.2	$166.2	$2.0	1.2%
MPS	35.9	36.5	(0.5)	(1.5)%	108.9	105.2	3.7	3.5%
AIM	3.8	2.6	1.1	43.7%	9.9	8.1	1.8	22.4%
Total service sales	94.4	94.4	—	—%	287.0	279.6	7.5	2.7%
Equipment and supplies sales	12.0	12.4	(0.3)	(2.8)%	37.1	36.6	0.5	1.3%
Total net sales	$106.4	$106.8	$(0.4)	(0.4)%	$324.1	$316.2	$8.0	2.5%
Gross profit	$35.9	$36.2	$(0.3)	(0.8)%	$112.8	$109.4	$3.5	3.2%
Selling, general and administrative expenses	$25.8	$26.3	$(0.5)	(2.0)%	$80.4	$80.7	$(0.3)	(0.4)%
Amortization of intangibles	$1.4	$1.5	$(0.1)	(8.1)%	$4.3	$4.5	$(0.2)	(4.3)%
Restructuring expense	$—	$—	$—	(63.6)%	$0.1	$0.8	$(0.7)	(88.4)%
Loss on extinguishment of debt	$0.1	$0.3	$(0.3)	(72.3)%	$0.2	$0.3	$(0.2)	(44.4)%
Interest expense, net	$1.7	$3.8	$(2.1)	(55.6)%	$5.5	$11.6	$(6.2)	(53.0)%
Income tax provision	$(73.3)	$0.7	$(74.0)	(11,228.7)%	$(71.8)	$1.9	$(73.7)	(3,818.4)%
Net income attributable to ARC	$80.3	$3.7	$76.6	2,093.0%	$94.0	$9.6	$84.4	878.7%
Adjusted net income attributable to ARC	$4.2	$2.9	$1.3	45.0%	$13.6	$9.2	$4.4	48.3%
EBITDA	$17.0	$16.6	$0.4	2.4%	$53.2	$48.7	$4.4	9.1%
Adjusted EBITDA	$17.9	$18.3	$(0.4)	(2.1)%	$56.2	$55.2	$1.0	1.8%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015 (1)	2014 (1)	2015 (1)	2014 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.2	66.1	65.2	65.4
Gross profit	33.8	33.9	34.8	34.6
Selling, general and administrative expenses	24.3	24.7	24.8	25.5
Amortization of intangibles	1.3	1.4	1.3	1.4
Restructuring expense	—	—	—	0.2
Income from operations	8.2	7.8	8.6	7.4
Loss on extinguishment of debt	0.1	0.3	0.1	0.1
Interest expense, net	1.6	3.5	1.6	3.7
Income before income tax provision	6.6	4.0	6.9	3.6
Income tax (benefit) provision	(68.9)	0.6	(22.1)	0.6
Net income	75.5	3.4	29.1	3.0
(Income) loss attributable to the noncontrolling interest	—	—	(0.1)	—
Net income attributable to ARC	75.4%	3.4%	29.0%	3.0%
EBITDA	16.0%	15.6%	16.4%	15.4%
Adjusted EBITDA	16.8%	17.1%	17.3%	17.5%

(1)	Column does not foot due to rounding
Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014
Net Sales
Net sales for the three months ended September 30, 2015 decreased by 0.4% compared to prior year primarily due to reduced sales in MPS and CDIM. Net sales in all sales categories for the nine months ended September 30, 2015, however, increased compared to prior year.
CDIM. Year-over-year sales of CDIM services decreased $0.6 million, or 1.2% in the third quarter. By contrast, year-over-year sales for the nine month period ended September 30, 2015 increased $2.0 million, or 1.2%.
For the three months ended September 30, 2015 CDIM services were negatively affected by a reduced demand for printed construction drawings driven by the ongoing adoption of technology replacing traditional print-based service offerings. For the nine months ended September 30, 2015, increased sales of the Company's digital document management services and realized sales from the acquisition of two color imaging businesses in the United Kingdom during the second quarter of 2014 outpaced sales declines resulting from the reduction in print-based service offerings. CDIM services represented 51% and 52% of total net sales for the three and nine months ended September 30, 2015, as compared to approximately 52% and 53% during the same periods in 2014, respectively.
MPS. Year-over-year sales of MPS services for the three months ended September 30, 2015 decreased by $0.5 million, or 1.5% due primarily to the optimization of our customers' in-house printing environment and the timing of new customer acquisitions. The Company's MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower the print volume derived from the Company's MPS customers over time. Year-over-year sales of MPS services for the nine months ended September 30, 2015 increased $3.7 million, or 3.5%, primarily due to the benefit we are realizing in 2015 of the implementation of MPS with new Global Solutions customers in the first half of 2014. However, this benefit was partially offset by the print environment optimization achieved with existing customers.
Revenues from MPS Services sales represented approximately 34% of total net sales for both the three and nine months ended September 30, 2015, compared to 34% and 33% for the three and nine months ended September 30, 2014, respectively. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue with most contracts ranging from 3 to 5 years and we are paid a single cost per unit of material used, often referred to as a “click charge.”
The number of MPS accounts has grown to approximately 8,740 as of September 30, 2015, an increase of approximately 410 locations compared to September 30, 2014, due primarily to growth in new MPS placements in which customers outsource their entire printing function to us. We believe over time MPS is a high growth area for us as demonstrated by the adoption of our services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our MPS offering through our regional sales force and through our national accounts group "Global Solutions". Our Global Solutions sales force has established long-term contract relationships with 22 of the largest 100 AEC firms. As MPS becomes a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven in large part by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
AIM. Year-over-year sales of AIM Services increased by $1.1 million, or 43.7%, and $1.8 million, or 22.4%, for the three and nine months ended September 30, 2015, respectively. The growth in AIM was driven by new sales and the opening of dedicated AIM service centers in various U.S. locations. Achieving growth in AIM is a primary focus of our management, as we believe we have developed a valuable solution to offer our existing AEC customers and non-AEC customers who wish to leverage past intellectual property for present or future use, improve business process automation, facilitate cost savings over current hardcopy and digital storage methods, and to comply with regulatory and records retention requirements.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $0.3 million, or 2.8% in the third quarter. By contrast, sales increased $0.5 million, or 1.3%, for the nine months ended September 30, 2015. The growth in equipment and supplies sales for the nine months ended September 30, 2015 was driven by a temporary increase in equipment sales in the Chinese market, which was offset by a decline in sales of equipment and supplies in the U.S. Equipment and Supplies Sales represented approximately 11% of total net sales for the three and nine months ended September 30, 2015, as compared to 12% for the for the three and nine months ended September 30, 2014. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $5.0 million and $15.2 million for the three and nine months ended September 30, 2015, as compared to $3.9 million and $12.3 million for the three and nine months ended September 30, 2014. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States or China, as we are placing more focus on growth in AIM and MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended September 30, 2015, gross profit decreased to $35.9 million from $36.2 million in the prior year on a sales decline of $0.4 million ,and gross margins remained relatively flat at 33.8%.
During the nine months ended September 30, 2015, gross profit and gross margin increased to $112.8 million, and 34.8%, compared to $109.4 million, and 34.6%, during the same period in 2014, on a sales increase of $8.0 million.
We were able to achieve expansion of our gross margins of 20 basis points for the nine months ended September 30, 2015, due primarily to: (1) increased sales that allow us to better leverage our fixed costs and labor, and (2) margin expansion programs at our service centers and customer MPS locations. Specifically, year-over-year overhead costs as a percentage of sales decreased by approximately 20 basis points for the nine months ended September 30, 2015. Year-over-year labor costs as a percentage of sales decreased 20 basis points for the nine months ended September 30, 2015. Offsetting these declines was a temporary shift in our business mix during the quarter, including the increase in lower-margin equipment and supplies in China, which contributed to a 20 basis point increase in material costs as a percentage of consolidated sales for the nine months ended September 30, 2015, as compared to the same period in 2014.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased $0.5 million and $0.3 million for the three and nine months ended September 30, 2015 compared to the same periods in 2014.
General and administrative expenses for the three and nine months ended September 30, 2015 decreased $0.2 million or 1.4%, and $1.6 million or 3.4% compared to the same periods in 2014. The reduction in expenses was primarily due to trade secret litigation costs incurred in prior year, which were partially offset by investments in general and administrative staff to support our new technology-enabled offerings.

Year-over-year sales and marketing expenses decreased $0.3 million and increased $1.3 million, for the three and nine months ended September 30, 2015, compared to the same periods in 2014. The decrease for the three months ended September 30, 2015 was primarily due to lower sales commissions as a result of our third quarter 2015 sales decrease. The year-over-year increase for the nine months ended September 30, 2015 was primarily driven by our continued investment in our sales team and sales initiatives, which included: (1) hiring of new sales and sales administrative personnel, (2) expanded training of new and existing sales personnel to implement specific sales initiatives supporting our MPS, AIM, and other technology-enabled offerings and (3) expanded marketing and advertising campaigns to support our newer product offerings such as SKYSITE and AIM.
Amortization of Intangibles
Amortization of intangibles of $1.4 million and $4.3 million for the three and nine months ended September 30, 2015 had a slight decrease compared to the same periods in 2014, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Restructuring expense
Restructuring expenses for the nine months ended September 30, 2015 totaled $0.1 million, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
For further information, please see Note 3 “Restructuring Expenses” to our Condensed Consolidated Financial Statements.
Loss on Extinguishment of Debt
As of September 30, 2015, we have paid $24.0 million in aggregate principal since the inception of our $175.0 million Term Loan Credit Agreement, which was $10.9 million more than the required principal payments for the nine months ended September 30, 2015. The $10.9 million pay down of the term loan resulted in a loss on the early extinguishment of debt of $0.1 million and $0.2 million for the three and nine months ended September 30, 2015.
Interest Expense, Net
Net interest expense totaled $1.7 million and $5.5 million for the three and nine months ended September 30, 2015, compared to $3.8 million and $11.6 million for the same periods in 2014. The decrease was primarily due to the refinancing of our previous Term B Loan Facility with an effective interest rate of 6.25% into a Term A Loan Facility in November 2014, which has an effective interest rate of 2.57% at September 30, 2015.
Income Taxes
We recorded an income tax benefit of $73.3 million and $71.8 million in relation to pretax income of $7.0 million and $22.4 million for the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2015, our income tax benefit was primarily due to the reversal of the valuation allowance on certain of our deferred tax assets. At September 30, 2015, as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S.valuation allowance resulting in non-cash income tax benefit of $76.1 million for the three months ended September 30, 2015. We continue to carry a $1.1 million valuation allowance against certain deferred tax assets as of September 30, 2015.

For the nine months ended September 30, 2015, our effective income tax rate would have been 39.7% after excluding valuation allowance reversals and certain nondeductible stock based compensation.

Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of September 30, 2015, we had approximately $94.3 million of historical consolidated federal, $105.4 million of state and $2.1 million of foreign net operating loss and charitable contribution carryforwards available to offset taxable income in 2015 and future years. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2015 and 2019. The state net operating loss carryforwards expire in varying amounts between 2015 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts between 2015 and 2034.
Noncontrolling Interest

Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $80.3 million and $94.0 million, during the three and nine months ended September 30, 2015, as compared to $3.7 million and $9.6 million in the same periods in 2014. The increase in net income attributable to ARC in 2015 versus the prior year period is primarily due to the reversal of a previously established income tax valuation allowance.
EBITDA
EBITDA margin increased to 16.0% and 16.4% for the three and nine months ended September 30, 2015 from 15.6% and 15.4% for the same periods in 2014. Excluding the effect of stock-based compensation, loss on extinguishment of debt, legal fees associated with trade secret litigation, and restructuring expense, adjusted EBITDA margin decreased slightly to 16.8% and 17.3% during the three and nine months ended September 30, 2015, as compared to 17.1% and 17.5% for the same periods in 2014.
Impact of Inflation
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations and capital expenditures.
Total cash and cash equivalents as of September 30, 2015 was $20.8 million. Of this amount, $13.5 million was held in foreign countries, with $12.2 million held in China.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2015	2014	2015	2014
Net cash provided by operating activities	$20,965	$15,311	$43,117	$37,049
Net cash used in investing activities	$(3,614)	$(3,325)	$(11,003)	$(9,864)
Net cash used in financing activities	$(11,365)	$(11,307)	$(33,381)	$(29,590)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall increase in cash flows from operations during the three and nine months ended September 30, 2015, over the same periods in 2014 were primarily due to the timing of sales and cash collections, and reduction in our interest expense resulting from both our debt refinancing in 2014 and reduction in principal of our Term A Loan Facility. These reductions were partially offset by a reduction in accrued bonuses, the timing of payables and accrued expenses, and a settlement payment of $1.0 million in March 2015 related to trade secret litigation. Days sales outstanding (“DSO”) increased to 55 days as of September 30, 2015 compared to 54 as of September 30, 2014 due to the timing of collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $11.5 million and $10.0 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in capital expenditures was primarily due to our decision to purchase more equipment in the second and third quarters of 2015 rather than leasing equipment to take advantage of vendor rebates. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.

Financing Activities
Net cash of $33.4 million used in financing activities during the nine months ended September 30, 2015 primarily relates to payments on our debt agreements and capital leases. As of September 30, 2015, we have paid $24.0 million in aggregate principal amount since the inception of our $175.0 million Term Loan Credit Agreement, which was $10.9 million above the required principal payments.
Our cash position, working capital, and debt obligations as of September 30, 2015 and December 31, 2014 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2015	December 31, 2014
Cash and cash equivalents	$20,824	$22,636
Working capital	$40,847	$20,664

Borrowings from term loan facility and senior secured credit facility	$151,000	$173,000
Other debt obligations	29,419	30,885
Total debt obligations	$180,419	$203,885

The increase of $20.2 million in working capital in 2015 was primarily due to the reduction in the current portion of our long-term debt and capital leases of $10.7 million, the increase in accounts receivable of $2.6 million, a reduction in accrued expenses of $4.1 million, a decrease in accounts payable of $2.1 million, and an increase in the current portion of deferred taxes resulting from the reversal of our valuation allowance. These variances were partially offset by a decrease in cash of $1.8 million. The reduction in the current portion of our long-term debt and capital leases is due to the prepayment of principal on our Term A loan facility. The increase in accounts receivable was due primarily to the growth in sales of 2.5% during the nine months ended September 30, 2015, as compared to the same period in the prior year, and the timing of collections on those sales. The decrease in accounts payable and accrued expenses is primarily due to the timing of trade payables, a reduction in accrued employee bonuses, and the timing of interest payments related to our Term A Loan Facility. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash balance of $20.8 million, the availability of cash under our revolving credit facility, the availability of cash under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of September 30, 2015, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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

The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Term ACredit Agreement also provides for the extension of revolving loans in an aggregate principal amount not to exceed $30.0 million. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019.
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
Foreign Credit Agreement
In the third quarter of 2014, UDS, ARC’s Chinese operations, entered into a revolving credit facility with a term of 12 months. The credit agreement expired in September 2015.
Capital Leases
As of September 30, 2015, we had $29.3 million of capital lease obligations outstanding, with a weighted average interest rate of 5.9% and maturities between 2015 and 2020.
Other Notes Payable
As of September 30, 2015, we had $0.2 million of notes payable outstanding, with an interest rate of 8.2% and maturities through 2019. These notes include notes payable collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2015, we recorded liabilities related to future earnout payments of $1.1 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.
Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present—filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. We have received preliminary court approval of the settlement, and we await final court approval. We recorded a liability of $1.1 million as of September 30, 2015 related to the claim, which represents management's best estimate of the probable outcome based on information available.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, we assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2015, we performed our assessment and noted that one reporting unit failed step one of the impairment analysis; however, step two of the analysis is not yet final due to the complexity and significant amount of work required to calculate the implied fair value of goodwill. The preliminary analysis is subject to finalization, and will be completed in the quarter ended December 31, 2015. The preliminary results of step two of our goodwill impairment analysis indicate that there is no goodwill impairment and represents our best estimate; however, it is possible that material adjustments to our preliminary estimates may be required as the calculations are finalized.
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
The estimated fair values of our reporting units were based upon their respective projected EBITDA margins, which were anticipated to vary from a slight decline to a 90 basis point increase from 2015 to 2016, followed by year-over-year increases of less than 100 basis points in 2017 and beyond. These cash flows were discounted using a weighted average cost of capital ranging from 10% to 12%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
The results of step one of the goodwill impairment test, as of September 30, 2015, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	1	$—
Reporting units failing step one that continue to carry a goodwill balance	1	7,285
Fair value of reporting unit exceeds its carrying value by 15%-30%	2	45,946
Fair value of reporting unit exceeds its carrying value by more than 70%	3	159,377
	7	$212,608
Based on the Company's analysis, one of its reporting units that carried a goodwill balance at September 30, 2015 failed step one. The shortfall in step one of the analysis for the reporting unit was primarily related to the increase in its carrying amount driven by the reversal of the Company's valuation allowance against certain of its deferred tax assets at September 30, 2015.
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2015 and beyond, assuming all other assumptions remain constant, would result in no additional reporting units proceeding to step two of the analysis, and no impairment for the reporting unit failing step one of the analysis.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no additional reporting units proceeding to step two of the analysis, and no impairment for the reporting unit failing step one of the analysis.
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2015 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2014, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

In accordance with ASC 740-10, Income Taxes, we Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets:

•	Future reversals of existing taxable temporary differences;

•	Future taxable income exclusive of reversing temporary differences and carryforwards;

•	Taxable income in prior carryback years; and

•	Tax-planning strategies.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence factors, including but not limited to:

•	Nature, frequency, and severity of recent losses;

•	Duration of statutory carryforward periods;

•	Historical experience with tax attributes expiring unused; and

•	Near- and medium-term financial outlook.

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S.valuation allowance resulting in non-cash income tax benefit of $76.1 million for the three months ended September 30, 2015. We continue to carry a $1.1 million valuation allowance against certain deferred tax assets as of September 30, 2015.
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
As of September 30, 2015, we had $180.4 million of total debt and capital lease obligations, of which approximately 16% was at a fixed rate, with the remainder at variable rates. Given our debt position at September 30, 2015, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.1 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2015, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 6, 2015

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