Form 10-Q
period 2016-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2016-05-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 29, 2016, there were 47,278,061 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2016

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$16,793	$23,963
Accounts receivable, net of allowances for accounts receivable of $1,853 and $2,094	61,377	60,085
Inventories, net	18,529	16,972
Prepaid expenses	4,356	4,555
Other current assets	3,687	4,131
Total current assets	104,742	109,706
Property and equipment, net of accumulated depreciation of $205,486 and $202,457	56,247	57,590
Goodwill	212,608	212,608
Other intangible assets, net	16,872	17,946
Deferred income taxes	72,991	74,196
Other assets	2,501	2,492
Total assets	$465,961	$474,538
Liabilities and Equity
Current liabilities:
Accounts payable	$21,385	$23,989
Accrued payroll and payroll-related expenses	8,507	12,118
Accrued expenses	19,707	19,194
Current portion of long-term debt and capital leases	14,651	14,374
Total current liabilities	64,250	69,675
Long-term debt and capital leases	152,353	157,018
Deferred income taxes	36,490	35,933
Other long-term liabilities	2,869	2,778
Total liabilities	255,962	265,404
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,275 and 47,130 shares issued and 46,474 and 47,029 shares outstanding	47	47
Additional paid-in capital	115,842	115,089
Retained earnings	92,261	89,687
Accumulated other comprehensive loss	(1,928)	(2,097)
	206,222	202,726
Less cost of common stock in treasury, 801 and 101 shares	3,345	612
Total ARC Document Solutions, Inc. stockholders’ equity	202,877	202,114
Noncontrolling interest	7,122	7,020
Total equity	209,999	209,134
Total liabilities and equity	$465,961	$474,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2016	2015
Service sales	$90,635	$93,325
Equipment and supplies sales	12,915	10,994
Total net sales	103,550	104,319
Cost of sales	69,813	68,298
Gross profit	33,737	36,021
Selling, general and administrative expenses	26,356	27,455
Amortization of intangible assets	1,313	1,489
Restructuring expense	2	74
Income from operations	6,066	7,003
Other income, net	(23)	(26)
Loss on extinguishment of debt	46	—
Interest expense, net	1,446	1,857
Income before income tax provision	4,597	5,172
Income tax provision	1,969	761
Net income	2,628	4,411
(Income) loss attributable to the noncontrolling interest	(54)	25
Net income attributable to ARC Document Solutions, Inc. shareholders	$2,574	$4,436
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.10
Diluted	$0.05	$0.09
Weighted average common shares outstanding:
Basic	46,608	46,443
Diluted	47,203	47,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income	$2,628	$4,411
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	312	(405)
Fair value adjustment of derivatives, net of tax	(95)	(111)
Other comprehensive income (loss), net of tax	217	(516)
Comprehensive income	2,845	3,895
Comprehensive income (loss) attributable to noncontrolling interest	102	(24)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$2,743	$3,919
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	115	—	1,351	—	—	—	—	1,351
Issuance of common stock under Employee Stock Purchase Plan	3	—	27	—	—	—	—	27
Stock options exercised	121	—	545	—	—	—	—	545
Comprehensive income:
Net income (loss)	—	—	—	4,436	—	—	(25)	4,411
Foreign currency translation adjustments, net of tax	—	—	—	—	(406)	—	1	(405)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(111)	—	—	(111)
Comprehensive income								3,895
Balance at March 31, 2015	47,039	$47	$112,573	$(2,917)	$(678)	$(408)	$7,039	$115,656

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	130	—	772	—	—	—	—	772
Issuance of common stock under Employee Stock Purchase Plan	10	—	39	—	—	—	—	39
Stock options exercised	5	—	11	—	—	—	—	11
Tax deficiency from stock-based compensation	—	—	(69)	—	—	—	—	(69)
Treasury shares	—	—	—	—	—	(2,733)	—	(2,733)
Comprehensive income:
Net income	—	—	—	2,574	—	—	54	2,628
Foreign currency translation adjustments, net of tax	—	—	—	—	264	—	48	312
Fair value adjustment of derivatives, net of tax	—	—	—	—	(95)	—	—	(95)
Comprehensive income								2,845
Balance at March 31, 2016	47,275	$47	$115,842	$92,261	$(1,928)	$(3,345)	$7,122	$209,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows from operating activities
Net income	$2,628	$4,411
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	71	26
Depreciation	6,677	7,066
Amortization of intangible assets	1,313	1,489
Amortization of deferred financing costs	118	161
Stock-based compensation	772	1,083
Deferred income taxes	1,749	2,176
Deferred tax valuation allowance	72	(1,534)
Loss on early extinguishment of debt	46	—
Other non-cash items, net	(334)	(174)
Changes in operating assets and liabilities:
Accounts receivable	(1,264)	(4,522)
Inventory	(1,568)	(1,093)
Prepaid expenses and other assets	397	1,999
Accounts payable and accrued expenses	(5,374)	(5,800)
Net cash provided by operating activities	5,303	5,288
Cash flows from investing activities
Capital expenditures	(2,505)	(3,501)
Other	226	155
Net cash used in investing activities	(2,279)	(3,346)
Cash flows from financing activities
Proceeds from stock option exercises	11	545
Proceeds from issuance of common stock under Employee Stock Purchase Plan	39	27
Share repurchases	(2,733)	—
Contingent consideration on prior acquisitions	(65)	—
Early extinguishment of long-term debt	(4,400)	—
Payments on long-term debt agreements and capital leases	(3,121)	(6,067)
Net repayments under revolving credit facilities	—	(984)
Payment of deferred financing costs	(30)	(24)
Payment of hedge premium	—	(632)
Net cash used in financing activities	(10,299)	(7,135)
Effect of foreign currency translation on cash balances	105	118
Net change in cash and cash equivalents	(7,170)	(5,075)
Cash and cash equivalents at beginning of period	23,963	22,636
Cash and cash equivalents at end of period	$16,793	$17,561
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$2,865	$3,500
Liabilities in connection with the acquisition of businesses	$104	$—
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2015 Form 10-K.
Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when share-based awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company's statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-09 on its condensed consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842, Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASC 842 on its consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance amends Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other, Internal-Use Software, to provide guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted ASU 2015-05 on January 1, 2016. The adoption of ASU 2015-05 did not have a material impact to the Company's condensed consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of deferred financing fees in an entity's financial statements. Under the ASU, deferred financing fees are to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted ASU 2015-03 for its quarterly report on Form 10-Q for the three months ended March 31, 2016. In conjunction with the adoption of ASU 2015-03, the Company reclassified net deferred financing fees of $1,586 at December 31, 2015 from an asset to a direct deduction from the related debt liability to conform to the current period presentation.
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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2016	2015
Service Sales
CDIM	$53,665	$54,643
MPS	33,231	35,877
AIM	3,739	2,805
Total service sales	90,635	93,325
Equipment and supplies sales	12,915	10,994
Total net sales	$103,550	$104,319
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2016, stock options for 2.8 million common shares, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. For the three months ended March 31, 2015, stock options of 0.2 million common shares, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding during the period—basic	46,608	46,443
Effect of dilutive stock options	595	1,211
Weighted average common shares outstanding during the period—diluted	47,203	47,654

Stock Repurchase Program
On February 8, 2016, the Company announced that the Company's Board of Directors had approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through December 31, 2017. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. See Part II, Item 2., “Unregistered Sales of Equity Securities and Use of Proceeds” of this report for additional information on the stock repurchase program.

3. Goodwill and Other Intangibles Resulting from Business Acquisitions
Goodwill
In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the assessed fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2015, the Company performed its assessment and determined that goodwill was not impaired.
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
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment testing in 2015 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2016, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
There was no change to the carrying amount of goodwill from January 1, 2015 through March 31, 2016.
Long-lived Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets . An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the regional level, which is the operating segment level.
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in the first three months of 2016 or for the year ended December 31, 2015.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2016 and December 31, 2015 which continue to be amortized:

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,387	$82,978	$16,409	$99,050	$81,572	$17,478
Trade names and trademarks	20,336	19,873	463	20,329	19,861	468
	$119,723	$102,851	$16,872	$119,379	$101,433	$17,946
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2016 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2016 (excluding the three months ended March 31, 2016)	$3,539
2017	4,286
2018	3,871
2019	3,147
2020	1,536
Thereafter	493
$16,872
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $2.0 million in relation to pretax income of $4.6 million for the three months ended March 31, 2016, which resulted in an effective income tax rate of 42.8%. The Company recorded an income tax provision of $0.8 million in relation to pretax income of $5.2 million for the three months ended March 31, 2015 which resulted in an effective income tax rate of 14.7%, and was impacted by the amortization of tax goodwill in a deferred tax liability position given the Company had a valuation allowance against certain of its deferred tax assets.

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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, the Company determined it was more likely than not that future earnings will be sufficient to realize certain of its deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S. valuation allowance, resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company continues to carry a $1.4 million valuation allowance against certain deferred tax assets as of March 31, 2016.

Based on the Company’s assessment, the remaining net deferred tax assets as of March 31, 2016 are considered more likely than not to be realized. The valuation allowance of $1.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $19 thousand as of March 31, 2016 included in other current assets in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2016	December 31, 2015
Term A loan facility maturing 2019 net of deferred financing fees of $1,453 and $1,586; 2.62% and 2.50% interest rate at March 31, 2016 and December 31, 2015	$137,147	$141,414
Various capital leases; weighted average interest rate of 5.7% and 5.8% at March 31, 2016 and December 31, 2015; principal and interest payable monthly through February 2021	29,786	29,866
Various other notes payable with a weighted average interest rate of 9.3% and 8.5% at March 31, 2016 and December 31, 2015; principal and interest payable monthly through November 2019	71	112
	167,004	171,392
Less current portion	(14,651)	(14,374)
	$152,353	$157,018
Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Term A Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of March 31, 2016, the Company's borrowing availability under the Term A Credit Agreement was $28.1 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $1.9 million.

Loans borrowed under the Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.50% to 2.50%, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.50% to 1.50%, based on the Company’s Total Leverage Ratio.

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
As of March 31, 2016, the Company has paid $36.4 million in aggregate principal on its $175.0 million Term Loan Credit Agreement, which was $14.5 million above the required payments from inception to date, of which $4.4 million was paid in the first quarter of 2016. The $4.4 million early pay down of the term loan resulted in a loss on extinguishment of debt of $46 thousand for the three months ended March 31, 2016.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
6. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. A final approval order was issued by the court on March 15, 2016 and the effective date of settlement will be May 19, 2016.

The Company has a liability of $1.0 million as of March 31, 2016 related to the claim, which represents management's best estimate based on information available. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.

In addition to the matters described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
7. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of March 31, 2016, 1.6 million shares remain available for issuance under the Stock Plan.

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
During the three months ended March 31, 2016, the Company granted options to acquire a total of 520 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2016, the Company granted 130 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.8 million and $1.1 million for the three months ended March 31, 2016 and 2015, respectively.
As of March 31, 2016, total unrecognized compensation cost related to unvested stock-based payments totaled $4.5 million and is expected to be recognized over a weighted-average period of 2.0 years.
8. Derivatives and Hedging Transactions

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

In January 2015, the Company entered into three one-year interest rate cap contracts to hedge against its exposure to interest rate volatility: (1) $80.0 million notional interest rate cap effective in 2015, (2) $65.0 million notional forward interest rate cap effective in 2016, and (3) $50.0 million notional forward interest rate cap effective in 2017. Over the next twelve months, the Company expects to reclassify $0.3 million from AOCL to interest expense.

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of March 31, 2016 and December 31, 2015:

		Fair Value
	Balance Sheet Classification	March 31, 2016	December 31, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$13	$48
Interest rate cap contracts - long-term portion	Other assets	48	191
Total derivatives designated as hedging instruments		$61	$239

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three months ended March 31, 2016 and 2015:

	Amount of Loss Recognized in AOCL on Derivative
	Three Months Ended March 31,
	2016	2015
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts	$(95)	$(111)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$21	$—	$1	$—

9. Fair Value Measurements
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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the three months ended March 31, 2016 and as of and for the year ended December 31 2015:

	Significant Other Unobservable Inputs
	March 31, 2016			December 31, 2015
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$61	$—	$—	$239	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$868	$—	$—	$1,059	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of March 31, 2016, the estimated contractually required earnout amounts would be achieved.

The following table presents the change in the Level 3 contingent purchase price consideration liability for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Beginning balance	$1,059	$1,768
Additions related to acquisitions	104	—
Payments	(65)	(26)
Adjustments included in earnings	(222)	—
Foreign currency translation adjustments	(8)	(163)
Ending balance	$868	$1,579
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $6.8 million and $6.3 million as of March 31, 2016 and December 31, 2015, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2016 for borrowings under its Term Loan Credit Agreement is $138.6 million , excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $138.6 million as of March 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.
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

Construction Document and Information Management (CDIM), which consists of software and professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software such as SKYSITE®, our cloud-based project communication application, as well as the provision of document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color. Sales from traditional construction plan printing have been in steady decline since the last recession as technology supplants the use of traditional “blueprints,” but sales from color printing have been increasing as demand for marketing, merchandising, and other promotional purposes has grown.

Software is a smaller part of overall CDIM sales, but continues to grow with the adoption of technology. The sale of services address a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue with most contracts ranging from 3 to 5 years and we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales growth is driven by the ongoing print needs of our customers at their facilities.

Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our PlanWell® Archive software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily in the AEC industry.
We have expanded our business beyond the services we traditionally provided to the AEC industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC industry continues to shift toward document management at customer locations and in the cloud (represented primarily by our MPS and AIM revenues), and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers (represented primarily by our revenues from large-format black and white printing services). Based on growth percentage AIM is our fastest-growing service offering and has grown 33% in the first three months of 2016 as compared to the same period in 2015.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC industry, though non-AEC clients continue to show significant interest in many of our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC industry accounted for approximately 78% of our net sales for the three months ended March 31, 2016, with the remaining 22% consisting of sales to non-AEC industries.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2016 and 2015 to reflect the exclusion of loss on extinguishment of debt, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We have presented adjusted cash flows from operating activities for the three months ended March 31, 2016 and 2015 to reflect the exclusion of cash payments related to trade secret litigation costs and cash payments related to restructuring expenses. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2016 and 2015. We believe these charges were the result of the then current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA in the three months ended March 31, 2016 and 2015 to exclude loss on extinguishment of debt, trade secret litigation costs, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended March 31,
(In thousands)	2016	2015
Cash flows provided by operating activities	$5,303	$5,288
Changes in operating assets and liabilities, net of effect of business acquisitions	7,809	9,416
Non-cash expenses, including depreciation, amortization and restructuring	(10,484)	(10,293)
Income tax provision	1,969	761
Interest expense, net	1,446	1,857
(Income) loss attributable to the noncontrolling interest	(54)	25
EBIT	5,989	7,054
Depreciation and amortization	7,990	8,555
EBITDA	13,979	15,609
Interest expense, net	(1,446)	(1,857)
Income tax provision	(1,969)	(761)
Depreciation and amortization	(7,990)	(8,555)
Net income attributable to ARC Document Solutions, Inc. shareholders	$2,574	$4,436
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBIT, EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2016	2015
Net income attributable to ARC Document Solutions, Inc. shareholders	$2,574	$4,436
Interest expense, net	1,446	1,857
Income tax provision	1,969	761
EBIT	5,989	7,054
Depreciation and amortization	7,990	8,555
EBITDA	13,979	15,609
Loss on extinguishment of debt	46	—
Trade secret litigation costs(1)	—	34
Restructuring expense(2)	2	74
Stock-based compensation	772	1,083
Adjusted EBITDA	$14,799	$16,800

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

(2)
In October 2012, we initiated a restructuring plan which included the closure or downsizing of the Company's service center locations, as well as a reduction in headcount. Restructuring expenses in 2016 and 2015 primarily consist of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.

The following is a reconciliation of cash flows provided by operating activities to adjusted cash flows provided by operating activities:

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows provided by operating activities	$5,303	$5,288
Payments related to trade secret litigation costs	—	999
Payments related to restructuring expenses	2	118
Adjusted cash flows provided by operating activities	$5,305	$6,405

The following is a reconciliation of net income margin attributable to ARC to EBIT margin, EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2016 (1)	2015
Net income margin attributable to ARC	2.5%	4.3%
Interest expense, net	1.4	1.8
Income tax provision	1.9	0.7
EBIT margin	5.8	6.8
Depreciation and amortization	7.7	8.2
EBITDA margin	13.5	15.0
Loss on extinguishment of debt	—	—
Trade secret litigation costs	—	—
Restructuring expense	—	0.1
Stock-based compensation	0.7	1.0
Adjusted EBITDA margin	14.3%	16.1%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2016	2015
Net income attributable to ARC Document Solutions, Inc.	$2,574	$4,436
Loss on extinguishment of debt	46	—
Restructuring expense	2	74
Trade secret litigation costs	—	34
Income tax benefit related to above items	(19)	(42)
Deferred tax valuation allowance and other discrete tax items	108	(1,256)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$2,711	$3,246

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.10
Diluted	$0.05	$0.09
Weighted average common shares outstanding:
Basic	46,608	46,443
Diluted	47,203	47,654
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.07
Diluted	$0.06	$0.07
Weighted average common shares outstanding:
Basic	46,608	46,443
Diluted	47,203	47,654

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2016 (1)	2015	$	%
CDIM	$53.7	$54.6	$(1.0)	(1.8)%
MPS	33.2	35.9	(2.6)	(7.4)%
AIM	3.7	2.8	0.9	33.3%
Total service sales	90.6	93.3	(2.7)	(2.9)%
Equipment and supplies sales	12.9	11.0	1.9	17.5%
Total net sales	$103.6	$104.3	$(0.8)	(0.7)%

Gross profit	$33.7	$36.0	$(2.3)	(6.3)%
Selling, general and administrative expenses	$26.4	$27.5	$(1.1)	(4.0)%
Amortization of intangibles	$1.3	$1.5	$(0.2)	(11.8)%
Restructuring expense	$—	$0.1	$(0.1)	(97.3)%
Loss on extinguishment of debt	$—	$—	$—	—%
Interest expense, net	$1.4	$1.9	$(0.4)	(22.1)%
Income tax provision	$2.0	$0.8	$1.2	158.7%
Net income attributable to ARC	$2.6	$4.4	$(1.9)	(42.0)%
Adjusted net income attributable to ARC	$2.7	$3.2	$(0.5)	(16.5)%
EBITDA	$14.0	$15.6	$(1.6)	(10.4)%
Adjusted EBITDA	$14.8	$16.8	$(2.0)	(11.9)%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2016 (1)	2015 (1)
Net Sales	100.0%	100.0%
Cost of sales	67.4	65.5
Gross profit	32.6	34.5
Selling, general and administrative expenses	25.5	26.3
Amortization of intangibles	1.3	1.4
Restructuring expense	—	0.1
Income from operations	5.9	6.7
Loss on extinguishment of debt	—	—
Interest expense, net	1.4	1.8
Income before income tax provision	4.4	5.0
Income tax provision	1.9	0.7
Net income	2.5	4.2
(Income) loss attributable to the noncontrolling interest	(0.1)	—
Net income attributable to ARC	2.5%	4.3%
EBITDA	13.5%	15.0%
Adjusted EBITDA	14.3%	16.1%

(1)	Column does not foot due to rounding
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Net Sales
Net sales for the three months ended March 31, 2016 decreased by 0.7% compared to prior year primarily due to reduced sales in CDIM and MPS.
CDIM. Year-over-year sales of CDIM services decreased $1.0 million, or 1.8% for the three months ended March 31, 2016. CDIM services were negatively affected by the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. Specifically, reduced demand for construction drawings, which makes up approximately 47% of CDIM revenue, decreased by just under 5% which was consistent with the 2015 decline. These declines were partially offset by increased sales of our color print services and certain of our newer digital document management services, such as project information management and SKYSITE®. CDIM services represented 52% of total net sales for both the three months ended March 31, 2016, and 2015.
MPS. Year-over-year sales of MPS services for the three months ended March 31, 2016 decreased by $2.6 million, or 7.4% due primarily to a national MPS account that did not renew its agreement with us following a recent merger at the end of 2015. Also contributing to the decline was the continued optimization of our customers' in-house print environment driving a slight decrease in print volumes, which was offset by new MPS placements in the first quarter of 2016. The Company's MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 32% of total net sales for the three months ended March 31, 2016, compared to 34% during the same period in 2015.
The number of MPS locations has grown to approximately 9,050 as of March 31, 2016, an increase of approximately 390 locations compared to March 31, 2015, due primarily to growth in new MPS placements in which customers outsource their entire printing function to us. Although we experienced a year-over-year decline in MPS revenue, we believe over time MPS can be a growth area for us as demonstrated by the adoption of our services by large, multi-national firms in the AEC space over the past several years. We intend to continue the expansion of our MPS offering through our regional sales force and through our national accounts group "Global Solutions". Our Global Solutions sales force has established long-term contract relationships with 23 of the largest

100 AEC firms. As MPS becomes a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven in large part by the number of customer employees at an office and largely by non-construction project related work such as office printing and copying.
AIM. Year-over-year sales of AIM Services increased by $0.9 million, or 33.3%, for the three months ended March 31, 2016. The growth in AIM was driven by new sales and the opening of dedicated AIM service centers in various U.S. locations. Achieving growth in AIM is a primary focus of our management, as we believe we have developed a valuable solution to offer our existing AEC customers and non-AEC customers who wish to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, and to comply with regulatory and records retention requirements.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased by $1.9 million, or 17.5% in the first quarter of 2016. The growth in equipment and supplies sales for the three months ended March 31, 2016 was primarily driven by a temporary increase in equipment sales in the Chinese market. Equipment and Supplies Sales represented approximately 13% of total net sales for the three months ended March 31, 2016, as compared to 11% for the three months ended March 31, 2015. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $5.8 million for the three months ended March 31, 2016, as compared to $3.9 million for the three months ended March 31, 2015. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States or China, as we are placing more focus on growth in AIM and MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended March 31, 2016, gross profit and gross margin decreased to $33.7 million, and 32.6%, compared to $36.0 million, and 34.5%, during the same period in 2015, on a sales decline of $0.8 million.
The decline in our gross margins was primarily due to the temporary shift in our business mix for the three months ended March 31, 2016, driven by the increase in lower-margin equipment and supplies sales in China as noted above. The increase in Equipment and Supplies sales contributed to a 190 basis point increase in material costs as a percentage of consolidated sales for the three months ended March 31, 2016, as compared to the same period in 2015.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased $1.1 million for the three months ended March 31, 2016 compared to the same period in 2015.
General and administrative expenses for the three months ended March 31, 2016 decreased $0.1 million or 0.6% compared to the same period in 2015. The slight reduction in expenses was primarily due to a decline in stock-based compensation expense and travel-related expenses, which were partially offset by investments in general and administrative staff to support our new technology-enabled offerings.
Year-over-year sales and marketing expenses decreased $1.0 million, for the three months ended March 31, 2016, compared to the same period in 2015. The decrease for the three months ended March 31, 2016 was primarily due to a reduction in sales associate compensation as a result of our sales decrease.
Amortization of Intangibles
Amortization of intangibles of $1.3 million for the three months ended March 31, 2016 had a slight decrease compared to the same period in 2015, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Restructuring Expense
Restructuring expenses for the three months ended March 31, 2016 totaled $2 thousand, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.

Loss on Extinguishment of Debt
As of March 31, 2016, we have paid $36.4 million in aggregate principal of our $175.0 million Term Loan Credit Agreement, which was $14.5 million above our required principal payments since the inception of the credit agreement. $4.4 million of the pay down was made during the three months ended March 31, 2016, which resulted in a loss on the early extinguishment of debt of $46 thousand.
Interest Expense, Net
Net interest expense totaled $1.4 million for the three months ended March 31, 2016, compared to $1.9 million for the same period in 2015. The decrease was primarily as a result of the early extinguishment of our long-term debt as described above.
Income Taxes
We recorded an income tax provision of $2.0 million in relation to pretax income of $4.6 million for the three months ended March 31, 2016 which resulted in an effective income tax rate of 42.8%.

For the three months ended March 31, 2016, our effective income tax rate would have been 40.6% after excluding the impact of an additional valuation allowance and certain stock based compensation not deductible for income tax purposes. We continue to carry a $1.4 million valuation allowance against certain deferred tax assets as of March 31, 2016.

Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of March 31, 2016, we had approximately $83.1 million of consolidated federal, $100.6 million of state and $1.9 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2016 and 2020. The state net operating loss carryforwards expire in varying amounts between 2016 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2016.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $2.6 million, during the three months ended March 31, 2016, as compared to $4.4 million in the same period in 2015. The decrease in net income attributable to ARC in 2016 versus the prior year period is primarily due to the decrease in sales and gross margins. This decrease was partially offset by a reduction in interest expense in 2016 and the decrease in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin decreased to 13.5% for the three months ended March 31, 2016 from 15.0% for the same period in 2015. Excluding the effect of stock-based compensation, loss on extinguishment of debt, legal fees associated with trade secret litigation, and restructuring expense, adjusted EBITDA margin decreased to 14.3% during the three months ended March 31, 2016, as compared to 16.1% for the same period in 2015. The decrease in EBITDA margin was due to the decrease in revenue and gross margin described above.
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
Total cash and cash equivalents as of March 31, 2016 was $16.8 million. Of this amount, $12.3 million was held in foreign countries, with $10.8 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2016	2015
Net cash provided by operating activities	$5,303	$5,288
Net cash used in investing activities	$(2,279)	$(3,346)
Net cash used in financing activities	$(10,299)	$(7,135)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
Despite the decrease in net income, cash flows from operations during the three months ended March 31, 2016, over the same period in 2015 increased primarily due to the timing of sales and cash collections, a settlement payment of $1.0 million in March 2015 related to trade secret litigation, and a reduction in our interest expense resulting from the reduction in principal of our Term A Loan Facility. Days sales outstanding (“DSO”) decreased to 53 days as of March 31, 2016 compared to 57 as of March 31, 2015 due to the timing of collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $2.5 million and $3.5 million for the three months ended March 31, 2016 and 2015, respectively. The change in capital expenditures is driven by the timing of new MPS placements, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we may increasingly choose to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $10.3 million used in financing activities during the three months ended March 31, 2016 primarily relates to payments on our debt agreements and capital leases and common stock repurchases made pursuant to our Stock Repurchase Program which commenced during the first quarter of 2016. As of March 31, 2016, we have paid $36.4 million in aggregate principal of our $175.0 million Term Loan Credit Agreement. Principal payments made were $14.5 million greater than the required principal payments since the inception of the agreement, of which $4.4 million in payments were made during the first quarter. In addition, we repurchased approximately $2.7 million of the Company's outstanding common stock pursuant to our Stock Repurchase Plan during the three months ended March 31, 2016.
Our cash position, working capital, and debt obligations as of March 31, 2016 and December 31, 2015 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2016	December 31, 2015
Cash and cash equivalents	$16,793	$23,963
Working capital	$40,492	$40,031

Borrowings from term loan facility (1)	$137,147	$141,414
Other debt obligations	29,857	29,978
Total debt obligations	$167,004	$171,392

(1) Net of deferred financing fees of $1,453 and $1,586 at March 31, 2016 and December 31, 2015, respectively.
The increase of $0.5 million in working capital in 2016 was primarily due to the increase in accounts receivable of $1.3 million, an increase in inventory of $1.6 million, a reduction in accrued payroll and payroll-related expenses of $3.6 million, and a decrease in accounts payable of $2.6 million. These variances were partially offset by a decrease in cash of $7.2 million. The increase in accounts receivable was due primarily to the timing of collections of prior quarter sales. The decrease in accounts payable and accrued expenses is primarily due to the timing of trade payables, a reduction in accrued payroll expense, the timing of payment of annual bonuses and the timing of interest payments related to our Term A Loan Facility. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalent balance of $16.8 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of March 31, 2016, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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

The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans ("Revolving Loans") in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Credit Agreement mature on November 20, 2019.

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

The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as of the last day of each fiscal quarter, in an amount not less than 1.25 to 1.00. The Company was in compliance with its covenants as of March 31, 2016.

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
Capital Leases
As of March 31, 2016, we had $29.8 million of capital lease obligations outstanding, with a weighted average interest rate of 5.7% and maturities between 2016 and 2020.
Other Notes Payable
As of March 31, 2016, we had $0.1 million of notes payable outstanding, with an interest rate of 9.3% and maturities through 2019. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of March 31, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2016, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.9 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.

Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the present, filed an action against us in the Superior Court of California for the County of Orange. The complaint alleges, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought includes damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. A final approval order was issued by the court on March

15, 2016 and the effective date of settlement will be May 19, 2016. We recorded a liability of $1.0 million as of March 31, 2016 related to the claim, which represents management's best estimate of the probable outcome based on information available. As such, the ultimate resolution of the claim could result in a loss different than the estimated loss recorded.
In addition to the matters described above, we are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2015 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2015 Annual Report on Form 10-K.
Goodwill Impairment
In connection with acquisitions, we apply the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles—Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At September 30, 2015, we performed our assessment and determined that goodwill was not impaired.
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
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2015 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2016, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

In accordance with ASC 740-10, Income Taxes, we evaluate the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. We consider the following possible sources of taxable income when assessing the realization of deferred tax assets:

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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S. valuation allowance resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. We continue to carry a $1.4 million valuation allowance against certain deferred tax assets as of March 31, 2016.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of March 31, 2016. We report tax-related interest and penalties as a component of income tax expense.
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim condensed consolidated financial statements see our 2015 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim condensed consolidated financial statements for disclosure on recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2014, we entered into a $175.0 million Term A Credit Agreement. Borrowings under the Term A Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, our Term A Credit Agreement exposes us to market risk for changes in interest rates. To manage our exposure to interest rate volatility associated with borrowings under our Term A Credit Agreement, we entered into interest rate cap agreements in the first quarter of 2015. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

As of March 31, 2016, we had $168.5 million of total debt and capital lease obligations, of which approximately 18% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at March 31, 2016, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.0 million annually.

Although we have international operating entities, our exposure to foreign currency rate fluctuations is not significant to our financial condition or results of operations.
Item 4. Controls and Procedures
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, or the Exchange Act, are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
This information is included under the caption “Legal Proceedings” in Note 6 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2016—January 31, 2016	—	$—	—	$—
February 1, 2016—February 29, 2016	4	$3.41	4	$14,988
March 1, 2016—March 31, 2016	700	$3.88	700	$12,255
Total	704		704

(1)
On February 8, 2016, we announced that the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through December 31, 2017.

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
Date: May 4, 2016

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