Form 10-Q
period 2016-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2016-08-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 29, 2016, there were 47,389,907 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2016

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$20,452	$23,963
Accounts receivable, net of allowances for accounts receivable of $1,850 and $2,094	60,933	60,085
Inventories, net	19,570	16,972
Prepaid expenses	4,766	4,555
Other current assets	4,347	4,131
Total current assets	110,068	109,706
Property and equipment, net of accumulated depreciation of $206,584 and $202,457	57,754	57,590
Goodwill	138,688	212,608
Other intangible assets, net	15,580	17,946
Deferred income taxes	76,019	74,196
Other assets	2,372	2,492
Total assets	$400,481	$474,538
Liabilities and Equity
Current liabilities:
Accounts payable	$22,148	$23,989
Accrued payroll and payroll-related expenses	11,811	12,118
Accrued expenses	18,023	19,194
Current portion of long-term debt and capital leases	14,863	14,374
Total current liabilities	66,845	69,675
Long-term debt and capital leases	150,059	157,018
Deferred income taxes	29,412	35,933
Other long-term liabilities	2,623	2,778
Total liabilities	248,939	265,404
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,390 and 47,130 shares issued and 46,008 and 47,029 shares outstanding	47	47
Additional paid-in capital	116,494	115,089
Retained earnings	36,357	89,687
Accumulated other comprehensive loss	(2,653)	(2,097)
	150,245	202,726
Less cost of common stock in treasury, 1,382 and 101 shares	5,709	612
Total ARC Document Solutions, Inc. stockholders’ equity	144,536	202,114
Noncontrolling interest	7,006	7,020
Total equity	151,542	209,134
Total liabilities and equity	$400,481	$474,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2016	2015	2016	2015
Service sales	$92,581	$99,336	$183,216	$192,661
Equipment and supplies sales	11,189	14,053	24,104	25,047
Total net sales	103,770	113,389	207,320	217,708
Cost of sales	67,378	72,530	137,191	140,828
Gross profit	36,392	40,859	70,129	76,880
Selling, general and administrative expenses	25,503	27,132	51,859	54,587
Amortization of intangible assets	1,232	1,442	2,545	2,931
Goodwill impairment	73,920	—	73,920	—
Restructuring expense	5	11	7	85
(Loss) income from operations	(64,268)	12,274	(58,202)	19,277
Other income, net	(15)	(30)	(38)	(56)
Loss on extinguishment of debt	44	97	90	97
Interest expense, net	1,526	1,939	2,972	3,796
(Loss) income before income tax (benefit) provision	(65,823)	10,268	(61,226)	15,440
Income tax (benefit) provision	(10,015)	811	(8,046)	1,572
Net (loss) income	(55,808)	9,457	(53,180)	13,868
Income attributable to the noncontrolling interest	(96)	(200)	(150)	(175)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(55,904)	$9,257	$(53,330)	$13,693
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(1.22)	$0.20	$(1.15)	$0.29
Diluted	$(1.22)	$0.19	$(1.15)	$0.29
Weighted average common shares outstanding:
Basic	45,955	46,611	46,285	46,528
Diluted	45,955	47,558	46,285	47,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net (loss) income	$(55,808)	$9,457	$(53,180)	$13,868
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(935)	315	(623)	(90)
Fair value adjustment of derivatives, net of tax	(2)	(83)	(97)	(194)
Other comprehensive (loss) income, net of tax	(937)	232	(720)	(284)
Comprehensive (loss) income	(56,745)	9,689	(53,900)	13,584
Comprehensive (loss) income attributable to noncontrolling interest	(116)	231	(14)	207
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(56,629)	$9,458	$(53,886)	$13,377
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Deficit	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	131	—	2,275	—	—	—	—	2,275
Issuance of common stock under Employee Stock Purchase Plan	8	—	58	—	—	—	—	58
Stock options exercised	125	—	561	—	—	—	—	561
Treasury shares	24	—	—	—	—	(204)	—	(204)
Comprehensive income:
Net income	—	—	—	13,693	—	—	175	13,868
Foreign currency translation adjustments, net of tax	—	—	—	—	(122)	—	32	(90)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(194)	—	—	(194)
Comprehensive income								13,584
Balance at June 30, 2015	47,088	$47	$113,544	$6,340	$(477)	$(612)	$7,270	$126,112

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	229	—	1,423	—	—	—	—	1,423
Issuance of common stock under Employee Stock Purchase Plan	19	—	70	—	—	—	—	70
Stock options exercised	12	—	30	—	—	—	—	30
Tax deficiency from stock based compensation			(118)					(118)
Treasury shares	—	—	—	—	—	(5,097)	—	(5,097)
Comprehensive income:
Net (loss) income	—	—	—	(53,330)	—	—	150	(53,180)
Foreign currency translation adjustments, net of tax	—	—	—	—	(459)	—	(164)	(623)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(97)	—	—	(97)
Comprehensive loss								(53,900)
Balance at June 30, 2016	47,390	$47	$116,494	$36,357	$(2,653)	$(5,709)	$7,006	$151,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cash flows from operating activities
Net (loss) income	$(55,808)	$9,457	$(53,180)	$13,868
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	249	156	320	182
Depreciation	6,658	7,078	13,335	14,144
Amortization of intangible assets	1,232	1,442	2,545	2,931
Amortization of deferred financing costs	115	161	233	322
Goodwill impairment	73,920	—	73,920	—
Stock-based compensation	651	921	1,423	2,004
Deferred income taxes	(10,066)	3,847	(8,317)	6,023
Deferred tax valuation allowance	(87)	(3,257)	(15)	(4,791)
Loss on early extinguishment of debt	44	97	90	97
Other non-cash items, net	(119)	(110)	(453)	(284)
Changes in operating assets and liabilities:
Accounts receivable	(124)	(2,111)	(1,388)	(6,633)
Inventory	(1,199)	(1,765)	(2,767)	(2,858)
Prepaid expenses and other assets	(1,063)	(282)	(666)	1,717
Accounts payable and accrued expenses	2,177	1,230	(3,197)	(4,570)
Net cash provided by operating activities	16,580	16,864	21,883	22,152
Cash flows from investing activities
Capital expenditures	(2,645)	(4,136)	(5,150)	(7,637)
Other	481	93	707	248
Net cash used in investing activities	(2,164)	(4,043)	(4,443)	(7,389)
Cash flows from financing activities
Proceeds from stock option exercises	19	16	30	561
Proceeds from issuance of common stock under Employee Stock Purchase Plan	31	31	70	58
Share repurchases	(2,364)	(204)	(5,097)	(204)
Contingent consideration on prior acquisitions	(302)	—	(367)	—
Early extinguishment of long-term debt	(4,600)	(7,250)	(9,000)	(7,250)
Payments on long-term debt agreements and capital leases	(3,220)	(6,713)	(6,341)	(12,780)
Net repayments under revolving credit facilities	—	(760)	—	(1,744)
Payment of deferred financing costs	—	(1)	(30)	(25)
Payment of hedge premium	—	—	—	(632)
Net cash used in financing activities	(10,436)	(14,881)	(20,735)	(22,016)
Effect of foreign currency translation on cash balances	(321)	(65)	(216)	53
Net change in cash and cash equivalents	3,659	(2,125)	(3,511)	(7,200)
Cash and cash equivalents at beginning of period	16,793	17,561	23,963	22,636
Cash and cash equivalents at end of period	$20,452	$15,436	$20,452	$15,436
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$5,742	$3,542	$8,607	$7,042
Contingent liabilities in connection with acquisition of businesses	$—	$—	$89	$—
Liabilities in connection with deferred financing fees	$76	$—	$76	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) is a leading document solutions provider to design, engineering, construction, and facilities management professionals, while also providing document solutions to businesses of all types. ARC offers a variety of services including: Construction Document Information Management ("CDIM"), Managed Print Services ("MPS"), and Archive and Information Management ("AIM"). In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the SEC. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of deferred financing fees in an entity's financial statements. Under the ASU, deferred financing fees are to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted ASU 2015-03 as of January 1, 2016. In conjunction with the adoption of ASU 2015-03, the Company reclassified net deferred financing fees of $1.6 million at December 31, 2015 from an asset to a direct deduction from the related debt liability to conform to the current period presentation.
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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service Sales
CDIM	$54,860	$58,835	$108,525	$113,477
MPS	34,055	37,134	67,286	73,011
AIM	3,666	3,367	7,405	6,173
Total service sales	92,581	99,336	183,216	192,661
Equipment and supplies sales	11,189	14,053	24,104	25,047
Total net sales	$103,770	$113,389	$207,320	$217,708
Risk and Uncertainties
The Company generates the majority of its revenue from sales of services and products to customers in the architectural, engineering, construction and building owner/operator (AEC/O) industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. Reduced activity (relative to historic levels) in the AEC/O industry would diminish demand for some of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2016, stock options of 4.4 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share because they were anti-dilutive. For the three and six months ended June 30, 2015, stock options of 1.6 million and 0.5 million common shares, were excluded from the calculation of diluted net income attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding during the period—basic	45,955	46,611	46,285	46,528
Effect of dilutive stock options	—	947	—	1,106
Weighted average common shares outstanding during the period—diluted	45,955	47,558	46,285	47,634

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
At June 30, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the underperformance against plan of the Company's reporting units, (2) a revision of the Company's forecasted future earnings, and (3) a decline in the Company's market capitalization in 2016. The Company’s analysis indicated that five of its eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis; however, step two of the analysis is not yet final due to the complexity and significant amount of work required to calculate the implied fair value of goodwill. The preliminary results of step two of the Company's goodwill impairment analysis indicate that the Company's goodwill is impaired by approximately $73.9 million. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. This represents the Company's best estimate of its goodwill impairment as of June 30, 2016; however, it is possible that material adjustments to the Company's preliminary estimates may be required as the calculations are finalized.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. During the second quarter of 2016, in connection with an operationally focused reorganization of certain of the Company's reporting units, one additional reporting unit was added. As such, the goodwill of the former reporting units affected was reassigned to the new reporting unit based on their relative fair values and represented less than one percent of the Company's goodwill balance at the time.
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
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim goodwill impairment test in 2016 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2016, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2015 through June 30, 2016 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2015	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	—	—
December 31, 2015	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	73,920	(73,920)
June 30, 2016	$405,558	$266,870	$138,688
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
The Company assessed its long-lived assets for possible impairment as of June 30, 2016 and concluded that its long-lived assets were not impaired.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2016 and December 31, 2015 which continue to be amortized:

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,298	$84,159	$15,139	$99,050	$81,572	$17,478
Trade names and trademarks	20,314	19,873	441	20,329	19,861	468
	$119,612	$104,032	$15,580	$119,379	$101,433	$17,946
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2016 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2016 (excluding the six months ended June 30, 2016)	$2,297
2017	4,274
2018	3,860
2019	3,139
2020	1,528
Thereafter	482
$15,580
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded income tax benefits of $10.0 million and $8.0 million in relation to pretax losses of $65.8 million and $61.2 million for the three and six months ended June 30, 2016, respectively, which resulted in an effective income tax rate of 15.2% and 13.1%, for the three and six months ended June 30, 2016, respectively. The Company's low effective income tax rate was primarily due to the $41.4 million goodwill impairment related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of. The Company recorded an income tax provision of $0.8 million and $1.6 million in relation to pretax income of $10.3 million and $15.4 million for the three and six months ended June 30, 2015 which resulted in an effective income tax rate of 7.9% and 10.2%, respectively, which was primarily impacted by the amortization of tax goodwill in a deferred tax liability position given the Company had a valuation allowance against certain of its deferred tax assets.

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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years, excluding permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, the Company determined it was more likely than not that future earnings will be sufficient to realize certain of its deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S. valuation allowance, resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company continues to carry a $1.3 million valuation allowance against certain deferred tax assets as of June 30, 2016.

Based on the Company’s current assessment based on the items noted above, the remaining net deferred tax assets as of June 30, 2016 are considered more likely than not to be realized. The valuation allowance of $1.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $9 thousand as of June 30, 2016 included in other current assets in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.
5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2016	December 31, 2015
Term A loan facility maturing 2019 net of deferred financing fees of $1,369 and $1,586; 2.65% and 2.50% interest rate at June 30, 2016 and December 31, 2015	$132,631	$141,414
Various capital leases; weighted average interest rate of 5.6% and 5.8% at June 30, 2016 and December 31, 2015; principal and interest payable monthly through May 2021	32,250	29,866
Various other notes payable with a weighted average interest rate of 10.7% and 8.5% at June 30, 2016 and December 31, 2015; principal and interest payable monthly through November 2019	41	112
	164,922	171,392
Less current portion	(14,863)	(14,374)
	$150,059	$157,018

Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Term A Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of June 30, 2016, the Company's borrowing availability under the Term A Credit Agreement was $28.2 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $1.8 million.

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

The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as amended on June 24, 2016, the Company is required to maintain, as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. On February 5, 2016, the Term A Credit Agreement was amended to exclude up to $15.0 million of stock repurchases from the calculation of the Company's Fixed Charge Coverage Ratio, provided that those stock repurchases are consummated in accordance with the other terms and conditions of the agreement.

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

As of June 30, 2016, the Company has paid $41.0 million in aggregate principal on its $175.0 million Term Loan Credit Agreement, which was $14.8 million above the required payments from inception to date, of which $9.0 million was paid in the first six months of 2016. The $9.0 million early pay down of the term loan resulted in a loss on extinguishment of debt of $44 thousand and $90 thousand for the three and six months ended June 30, 2016.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
6. Commitments and Contingencies
Operating Leases. The Company has entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Legal Proceedings. On October 21, 2010, a former employee, individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, L.L.C. and American Reprographics Company in the State of California at any time from October 21, 2006 through the settlement date, filed an action against the Company in the Superior Court of California for the County of Orange. The complaint alleged, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought included damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, the Company participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. In the second quarter of 2016, the Company settled with the defendants and paid $1.0 million, which had been accrued as of December 31, 2015.

In addition to the matter described above, the Company is involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. The Company does not believe that the outcome of any of these matters will have a material effect on its consolidated financial position, results of operations or cash flows.
7. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of June 30, 2016, 1.5 million shares remain available for issuance under the Stock Plan.
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
During the six months ended June 30, 2016, the Company granted options to acquire a total of 528 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2016, the Company granted 130 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted 14 thousand shares of restricted stock to each of the Company's seven non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.7 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.4 million and $2.0 million for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, total unrecognized compensation cost related to unvested stock-based payments totaled $4.2 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.
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

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of June 30, 2016 and December 31, 2015:

		Fair Value
	Balance Sheet Classification	June 30, 2016	December 31, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$4	$48
Interest rate cap contracts - long-term portion	Other assets	12	191
Total derivatives designated as hedging instruments		$16	$239

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and six months ended June 30, 2016 and 2015:

	Amount of Loss Recognized in AOCL on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts	$(2)	$(83)	$(97)	$(194)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015:

	Amount of Gain or (Loss) Reclassified from AOCL into Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$43	$—	$—	$—	$64	$—	$1	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the condensed consolidated financial statements as of and for the six months ended June 30, 2016:

	Significant Other Unobservable Inputs
	June 30, 2016
	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$138,688	$73,920

In accordance with ASC 350, goodwill was written down to its implied fair value of $138.7 million as of June 30, 2016, resulting in an impairment charge of $73.9 million during the six months ended June 30, 2016. See Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the six months ended June 30, 2016 and as of and for the year ended December 31 2015:

	Significant Other Unobservable Inputs
	June 30, 2016			December 31, 2015
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$16	$—	$—	$239	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$604	$—	$—	$1,059	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.

The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of June 30, 2016, the estimated contractually required earnout amounts would be achieved.
The following table presents the change in the Level 3 contingent purchase price consideration liability for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$868	$1,579	$1,059	$1,768
Additions related to acquisitions	—	—	104	—
Payments	(302)	(116)	(367)	(142)
Adjustments included in earnings	27	(30)	(195)	(30)
Foreign currency translation adjustments	11	46	3	(117)
Ending balance	$604	$1,479	$604	$1,479
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $5.3 million and $6.3 million as of June 30, 2016 and December 31, 2015, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2016 for borrowings under its Term Loan Credit Agreement is $134.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $134.0 million as of June 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.
Business Summary
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) is a leading document solutions provider to design, engineering, construction, and facilities management professionals, while also providing document solutions to businesses of all types.
Our customers need us to manage the scale, complexity and workflow of their documents. We help them reduce their costs and increase their efficiency by improving their access and control over documents, and we offer a wide variety of ways to access, distribute, collaborate on, and store documents.
Each of our service offerings is enabled through a suite of supporting proprietary technology and a wide variety of value-added services. We have categorized our service and product offerings to report distinct sales recognized from:

Construction Document and Information Management (CDIM), which consists of software and professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software such as SKYSITE® ProjectLink, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color. Sales from traditional construction plan printing have been in steady decline since the last recession as technology supplants the use of traditional “blueprints.”

Software is a smaller part of overall CDIM sales which we anticipate to continue to grow with the adoption of technology. The sale of services address a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue with most contracts ranging from 3 to 5 years and we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities.

Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE InfoLink software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily to architectural, engineering and construction firms.
We have expanded our business beyond the services we traditionally provided to the architectural, engineering, construction, and building owner/operator (AEC/O) industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC/O industry continues to shift toward document management at customer locations and in the cloud (represented primarily by our MPS and AIM revenues), and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers (represented primarily by our revenues from large-format black and white printing services). Based on growth percentage, AIM is our fastest-growing service offering and has grown 20% in the first six months of 2016 as compared to the same period in 2015.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC/O industry, though clients outside of our core market continue to show significant interest in our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 77% of our net sales for the six months ended June 30, 2016, with the remaining 23% consisting of sales to businesses outside of construction.
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
EBITDA represents net income before interest, taxes, depreciation and amortization. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We have presented EBITDA and related ratios because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
We use EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating segments. We use EBITDA to compare the performance of our operating segments and to measure performance for determining consolidated-level compensation. In addition, we use EBITDA to evaluate potential acquisitions and potential capital expenditures.
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
Because of these limitations, EBITDA, and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and related ratios only as supplements.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2016 and 2015 to reflect the exclusion of loss on extinguishment of debt, goodwill impairment, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2016 and 2015. We believe these charges were the result of the then current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA in the three and six months ended June 30, 2016 and 2015 to exclude loss on extinguishment of debt, goodwill impairment, trade secret litigation costs, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA, and net (loss) income attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Cash flows provided by operating activities	$16,580	$16,864	$21,883	$22,152
Changes in operating assets and liabilities, net of effect of business acquisitions	209	2,928	8,018	12,344
Non-cash expenses, including depreciation, amortization and goodwill impairment	(72,597)	(10,335)	(83,081)	(20,628)
Income tax (benefit) provision	(10,015)	811	(8,046)	1,572
Interest expense, net	1,526	1,939	2,972	3,796
Income attributable to the noncontrolling interest	(96)	(200)	(150)	(175)
Depreciation and amortization	7,890	8,520	15,880	17,075
EBITDA	(56,503)	20,527	(42,524)	36,136
Interest expense, net	(1,526)	(1,939)	(2,972)	(3,796)
Income tax provision (benefit)	10,015	(811)	8,046	(1,572)
Depreciation and amortization	(7,890)	(8,520)	(15,880)	(17,075)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(55,904)	$9,257	$(53,330)	$13,693

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(55,904)	$9,257	$(53,330)	$13,693
Interest expense, net	1,526	1,939	2,972	3,796
Income tax (benefit) provision	(10,015)	811	(8,046)	1,572
Depreciation and amortization	7,890	8,520	15,880	17,075
EBITDA	(56,503)	20,527	(42,524)	36,136
Loss on extinguishment of debt	44	97	90	97
Goodwill impairment	73,920	—	73,920	—
Trade secret litigation costs(1)	—	—	—	34
Restructuring expense(2)	5	11	7	85
Stock-based compensation	651	921	1,423	2,004
Adjusted EBITDA	$18,117	$21,556	$32,916	$38,356

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

The following is a reconciliation of net (loss) income margin attributable to ARC to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (1)	2015	2016 (1)	2015 (1)
Net (loss) income margin attributable to ARC	(53.9)%	8.2%	(25.7)%	6.3%
Interest expense, net	1.5	1.7	1.5	1.7
Income tax (benefit) provision	(9.7)	0.7	(3.9)	0.7
Depreciation and amortization	7.6	7.5	7.7	7.8
EBITDA margin	(54.5)	18.1	(20.5)	16.6
Loss on extinguishment of debt	—	0.1	—	—
Goodwill impairment	71.2	—	35.7	—
Trade secret litigation costs	—	—	—	—
Restructuring expense	—	—	—	—
Stock-based compensation	0.6	0.8	0.7	0.9
Adjusted EBITDA margin	17.5%	19.0%	15.9%	17.6%

(1)	Column does not foot due to rounding

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net (loss) income attributable to ARC Document Solutions, Inc.	$(55,904)	$9,257	$(53,330)	$13,693
Loss on extinguishment of debt	44	97	90	97
Goodwill impairment	73,920	—	73,920	—
Restructuring expense	5	11	7	85
Trade secret litigation costs	—	—	—	34
Income tax benefit related to above items	(13,350)	(42)	(13,369)	(84)
Deferred tax valuation allowance and other discrete tax items	95	(3,151)	203	(4,407)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$4,810	$6,172	$7,521	$9,418

Actual:
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(1.22)	$0.20	$(1.15)	$0.29
Diluted	$(1.22)	$0.19	$(1.15)	$0.29
Weighted average common shares outstanding:
Basic	45,955	46,611	46,285	46,528
Diluted	45,955	47,558	46,285	47,634
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.10	$0.13	$0.16	$0.20
Diluted	$0.10	$0.13	$0.16	$0.20
Weighted average common shares outstanding:
Basic	45,955	46,611	46,285	46,528
Diluted	46,568	47,558	46,889	47,634

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2016 (1)	2015	$	%	2016	2015	$	%
CDIM	$54.9	$58.8	$(4.0)	(6.8)%	$108.5	$113.5	$(5.0)	(4.4)%
MPS	34.1	37.1	(3.1)	(8.3)%	67.3	73.0	(5.7)	(7.8)%
AIM	3.7	3.4	0.3	8.9%	7.4	6.2	1.2	20.0%
Total service sales	92.6	99.3	(6.8)	(6.8)%	183.2	192.7	(9.4)	(4.9)%
Equipment and supplies sales	11.2	14.1	(2.9)	(20.4)%	24.1	25.0	(0.9)	(3.8)%
Total net sales	$103.8	$113.4	$(9.6)	(8.5)%	$207.3	$217.7	$(10.4)	(4.8)%

Gross profit	$36.4	$40.9	$(4.5)	(10.9)%	$70.1	$76.9	$(6.8)	(8.8)%
Selling, general and administrative expenses	$25.5	$27.1	$(1.6)	(6.0)%	$51.9	$54.6	$(2.7)	(5.0)%
Amortization of intangibles	$1.2	$1.4	$(0.2)	(14.6)%	$2.5	$2.9	$(0.4)	(13.2)%
Goodwill impairment	$73.9	$—	$73.9	100.0%	$73.9	$—	$73.9	100.0%
Restructuring expense	$—	$—	$—	—%	$—	$0.1	$(0.1)	(91.8)%
Loss on extinguishment of debt	$—	$0.1	$(0.1)	(54.6)%	$0.1	$0.1	$—	(7.2)%
Interest expense, net	$1.5	$1.9	$(0.4)	(21.3)%	$3.0	$3.8	$(0.8)	(21.7)%
Income tax (benefit) provision	$(10.0)	$0.8	$(10.8)	(1,334.9)%	$(8.0)	$1.6	$(9.6)	(611.9)%
Net (loss) income attributable to ARC	$(55.9)	$9.3	$(65.2)	(703.9)%	$(53.3)	$13.7	$(67.0)	(489.5)%
Adjusted net income attributable to ARC	$4.8	$6.2	$(1.4)	(22.1)%	$7.5	$9.4	$(1.9)	(20.1)%
EBITDA	$(56.5)	$20.5	$(77.0)	(375.3)%	$(42.5)	$36.1	$(78.7)	(217.7)%
Adjusted EBITDA	$18.1	$21.6	$(3.4)	(16.0)%	$32.9	$38.4	$(5.4)	(14.2)%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (1)	2015 (1)	2016 (1)	2015 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	64.0	66.2	64.7
Gross profit	35.1	36.0	33.8	35.3
Selling, general and administrative expenses	24.6	23.9	25.0	25.1
Amortization of intangibles	1.2	1.3	1.2	1.3
Goodwill impairment	71.2	—	35.7	—
Restructuring expense	—	—	—	—
(Loss) income from operations	(61.9)	10.8	(28.1)	8.9
Loss on extinguishment of debt	—	0.1	—	—
Interest expense, net	1.5	1.7	1.5	1.7
(Loss) income before income tax (benefit) provision	(63.4)	9.1	(29.5)	7.1
Income tax (benefit) provision	(9.7)	0.7	(3.9)	0.7
Net (loss) income	(53.8)	8.3	(25.7)	6.4
Income attributable to the noncontrolling interest	(0.1)	(0.2)	(0.1)	(0.1)
Net (loss) income attributable to ARC	(53.9)%	8.2%	(25.7)%	6.3%
EBITDA	(54.5)%	18.1%	(20.5)%	16.6%
Adjusted EBITDA	17.5%	19.0%	15.9%	17.6%

(1)	Column does not foot due to rounding
Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Net Sales
Net sales for the three and six months ended June 30, 2016 decreased by 8.5% and 4.8%, respectively, compared to the same periods in 2015 due to reduced sales in CDIM, MPS and Equipment and Supplies.
CDIM. Year-over-year sales of CDIM services decreased $4.0 million, or 6.8%, and $5.0 million, or 4.4%, for the three and six months ended June 30, 2016, respectively. CDIM services were negatively affected by the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. Also contributing to the decline in CDIM was a decline in color printing services which was primarily driven by a color service location closure in our United Kingdom operations. CDIM services represented 53% and 52% of total net sales for the three and six months ended June 30, 2016, compared to 52% during the same both periods in 2015.
MPS. Year-over-year sales of MPS services for the three and six months ended June 30, 2016 decreased by $3.1 million, or 8.3%, and $5.7 million, or 7.8%, respectively, due primarily to a national MPS account that did not renew its agreement with us following a recent merger at the end of 2015. Also contributing to the decline was the continued optimization of our customers' in-house print environment driving a decrease in print volumes, which was partially offset by new MPS placements in 2016. The Company's MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 33% of total net sales for both the three and six months ended June 30, 2016, compared to 33% and 34% during the same periods in 2015, respectively.
The number of MPS locations has grown to approximately 9,240 as of June 30, 2016, an increase of approximately 520 locations compared to June 30, 2015. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe MPS remains a generally growing business line as evidenced by continuing customer interest contract wins. We intend to continue the expansion of our MPS offering through our regional sales force and through our national accounts group "Global Solutions." Our Global Solutions sales force has established long-term contract relationships with 23 of the largest 100 AEC/O firms. As MPS becomes a larger percentage of our sales, our overall sales will be less exposed to the seasonality associated with construction projects. MPS services are driven in large part by the number of customer employees at an office as that drives office printing and copying.
AIM. Year-over-year sales of AIM Services increased by $0.3 million, or 8.9%, and $1.2 million, or 20.0%, for the three and six months ended June 30, 2016, respectively. The growth in AIM was driven by new sales and the opening of dedicated AIM service centers in various U.S. locations. Achieving growth in AIM is a primary focus of our management, as we believe we have developed a valuable solution to offer our existing AEC/O customers and other customers that wish to leverage the benefits of the service. We have begun to expand the market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $2.9 million, or 20.4%, and $0.9 million, or 3.8%, for the three and six months ended June 30, 2016, respectively. The decline in equipment and supplies sales for the three and six months ended June 30, 2016 was primarily due to a decrease in our China operations. Equipment and Supplies Sales represented approximately 11% and 12% of total net sales for the three and six months ended June 30, 2016, as compared to 12% for both the three and six months ended June 30, 2015, respectively. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $3.9 million and $9.7 million for the three and six months ended June 30, 2016, as compared to $6.3 million and $10.2 million for the three and six months ended June 30, 2015, respectively. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States or China, as we are placing more focus on growth in AIM and MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended June 30, 2016, gross profit and gross margin decreased to $36.4 million, and 35.1% compared to $40.9 million and 36.0%, during the same period in 2015, on a sales decline of $9.6 million.
During the six months ended June 30, 2016, gross profit and gross margin decreased to $70.1 million, and 33.8% compared to $76.9 million and 35.3%, during the same period in 2015, on a sales decline of $10.4 million.
The decline in our gross margins for the three and six months ended June 30, 2016 was primarily driven by the impact of lower revenue for the periods reducing our ability to leverage the fixed portion of our overhead and labor costs.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased $1.6 million and $2.7 million for the three and six months ended June 30, 2016 compared to the same periods in 2015.
General and administrative expenses for the three and six months ended June 30, 2016 decreased $0.1 million or 0.6%, and $0.2 million or 0.6% compared to the same periods in 2015. The slight reduction in expenses was primarily due to a decline in stock-based compensation expense, which were partially offset by investments in general and administrative staff to support our new technology-enabled offerings.
Year-over-year sales and marketing expenses decreased $1.5 million and $2.5 million, for the three and six months ended June 30, 2016, compared to the same periods in 2015. The decrease for the three and six months ended June 30, 2016 was primarily due to a reduction in sales compensation as a result of our sales decrease.
Amortization of Intangibles
Amortization of intangibles of $1.2 million and $2.5 million for the three and six months ended June 30, 2016 decreased slightly compared to the same periods in 2015, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Goodwill Impairment
At June 30, 2016, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. Our analysis indicated that five of our eight reporting units, four in the United States and one in Canada, had a goodwill impairment as of June 30, 2016. Accordingly, the Company recorded a pretax, non-cash charge for the three months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. This represents the Company's best estimate of its goodwill impairment as of June 30, 2016; however, it is possible that material adjustments to the Company's preliminary estimates may be required as the calculations are finalized. See Note 3, “Goodwill and other Intangibles Resulting From Business Acquisitions” for further information regarding the process of assessing goodwill impairment.
Restructuring Expense
Restructuring expenses for the six months ended June 30, 2016 totaled $7 thousand, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
Loss on Extinguishment of Debt
As of June 30, 2016, we have paid $41.0 million in aggregate principal of our $175.0 million Term Loan Credit Agreement, which was $14.8 million above our required principal payments since the inception of the credit agreement. $9.0 million of the pay down was made during the six months ended June 30, 2016, which resulted in a loss on the early extinguishment of debt of $44 thousand and $0.1 million for the three and six months ended June 30, 2016.
Interest Expense, Net
Net interest expense totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2016, compared to $1.9 million and $3.8 million for the same periods in 2015. The decrease was primarily as a result of the early extinguishment of our long-term debt as described above.
Income Taxes

We recorded income tax benefits of $10.0 million and $8.0 million in relation to pretax losses of $65.8 million and $61.2 million for the three and six months ended June 30, 2016, respectively, which resulted in an effective income tax rate of 15.2% and 13.1%. Our low effective tax rate was primarily driven by $41.4 million of goodwill impairment related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of. For the three and six months ended June 30, 2016, our effective income tax rate would have been 40.0% excluding the impact of the goodwill impairment, as well as an additional valuation allowance and certain stock-based compensation not deductible for income tax purposes. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of June 30, 2016.

Our gross deferred tax assets remain available to us for use in future years until they fully expire, which based on forecasted continuing profitability, we estimate that it is more likely than not that future earnings will be sufficient to realize certain of our deferred tax assets. As of June 30, 2016, we had approximately $83.1 million of consolidated federal, $100.6 million of state and $1.9 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2016 and 2020. The state net operating loss carryforwards expire in varying amounts between 2016 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2016.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $55.9 million and $53.3 million, during the three and six months ended June 30, 2016, as compared to net income attributable to ARC of $9.3 million and $13.7 million in the same periods in 2015. The decrease in net income attributable to ARC for three and six months ended June 30, 2016 versus the prior year period is primarily due to the goodwill impairment charge and the decrease in sales and gross margins. This decrease was partially offset by a reduction in interest expense in 2016 and the decrease in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin decreased to (54.5)% and (20.5)% for the three and six months ended June 30, 2016 from 18.1% and 16.6% for the same periods in 2015, respectively. Excluding the effect of the goodwill impairment, loss on extinguishment of debt, legal fees associated with trade secret litigation, restructuring expense and stock-based compensation, adjusted EBITDA margin decreased to 17.5% and 15.9% during the three and six months ended June 30, 2016, as compared to 19.0% and 17.6% for the same periods in 2015. The decrease in EBITDA margin was due to the decrease in revenue and gross margin described above.

Impact of Inflation
We believe inflation has not had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of June 30, 2016 was $20.5 million. Of this amount, $12.9 million was held in foreign countries, with $10.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2016	2015	2016	2015
Net cash provided by operating activities	$16,580	$16,864	$21,883	$22,152
Net cash used in investing activities	$(2,164)	$(4,043)	$(4,443)	$(7,389)
Net cash used in financing activities	$(10,436)	$(14,881)	$(20,735)	$(22,016)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
Cash flows from operations during the three and six months ended June 30, 2016, over the same period in 2015 decreased slightly primarily as a result of the decline in net income. The decline was partially offset by timing of sales and cash collections, the timing of payables, and a reduction in our interest expense resulting from the reduction in principal of our Term A Loan Facility. Days sales outstanding (“DSO”) decreased to 53 days as of June 30, 2016 compared to 54 as of June 30, 2015 due to the timing of collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $5.2 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively. The change in capital expenditures is driven by the timing of new MPS placements, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $20.7 million used in financing activities during the six months ended June 30, 2016 primarily relates to payments on our debt agreements and capital leases and common stock repurchases made pursuant to our Stock Repurchase Program which commenced during the first quarter of 2016. As of June 30, 2016, we have paid $41.0 million in aggregate principal of our $175.0 million Term Loan Credit Agreement. Principal payments made were $14.8 million greater than the required principal payments since the inception of the agreement, of which $9.0 million in payments were made during the first six months of 2016. In addition, we repurchased approximately 1.3 million shares of the Company's outstanding common stock for $5.1 million pursuant to our Stock Repurchase Plan during the six months ended June 30, 2016.
Our cash position, working capital, and debt obligations as of June 30, 2016 and December 31, 2015 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2016	December 31, 2015
Cash and cash equivalents	$20,452	$23,963
Working capital	$43,223	$40,031

Borrowings from term loan facility (1)	$132,631	$141,414
Other debt obligations	32,291	29,978
Total debt obligations	$164,922	$171,392

(1) Net of deferred financing fees of $1,369 and $1,586 at June 30, 2016 and December 31, 2015, respectively.
The increase of $3.2 million in working capital in 2016 was primarily due to increased inventory and declines in accounts payable and accrued expenses. These variances were partially offset by a decrease in cash of $3.5 million. The decreases in accounts payable and accrued expenses were primarily due to the timing of trade payables, the timing of income tax payments and the timing of interest payments related to our Term A Loan Facility. The increase in inventory was primarily related to the bulk purchase of equipment to take advantage of vendor rebates. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $20.5 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of June 30, 2016, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
We generate the majority of our revenue from sales of services and products to the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-residential and residential construction spending. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
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

The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as amended on June 24, 2016, the Company is required to maintain, as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. The Company was in compliance with its covenants as of June 30, 2016.

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
Capital Leases
As of June 30, 2016, we had $32.3 million of capital lease obligations outstanding, with a weighted average interest rate of 5.6% and maturities between 2016 and 2020.
Other Notes Payable
As of June 30, 2016, we had $41.0 thousand of notes payable outstanding, with an interest rate of 10.7% and maturities through 2019. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of June 30, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2016, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.6 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.

Legal Proceedings. On October 21, 2010, a former employee—individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the settlement date, filed an action against us in the Superior Court of California for the County of Orange. The complaint alleged, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought included damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. In the second quarter of 2016, the Company settled with the defendants and paid $1.0 million, which had been accrued as of December 31, 2015.
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
At June 30, 2016, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the underperformance against plan of our reporting units, (2) a revision of our forecasted future earnings, and (3) a decline in the Company's market capitalization in 2016. Our analysis indicated that five of our eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis; however, step two of the analysis is not yet final due to the complexity and significant amount of work required to calculate the implied fair value of goodwill. The preliminary results of step two of the goodwill impairment analysis indicate that our goodwill is impaired by approximately $73.9 million. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. This represents our best estimate of its goodwill impairment as of June 30, 2016; however, it is possible that material adjustments to our preliminary estimates may be required as the calculations are finalized.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. During the second quarter of 2016, in connection with an operationally focused reorganization of certain of our reporting units, one additional reporting unit was added. As such, the goodwill of the former reporting units affected was reassigned to the new reporting unit based on their relative fair values and represented less than one percent of the Company's goodwill balance at the time.
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
Our projections are driven, in part, by industry data gathered from third parties, including projected growth rates of the AEC/O industry by segment (i.e., residential and non-residential) and anticipated GDP growth rates, as well as company-specific data such as estimated composition of our customer base (i.e. non-AEC/O vs. AEC/O, residential vs. non- residential), historical revenue trends, and EBITDA margin performance of our reporting units. Our revenue projections for each of ARC’s reporting units include the estimated respective customer composition for each reporting unit, year-to-date revenue at the time of the goodwill impairment analysis, and projected growth rates for the related customer types. Although we rely on a variety of internal and external sources in projecting revenue, our relative reliance on each source or trend changes from year to year. In 2012 and into 2013, we noted a continued divergence between our historic revenue growth rates and AEC/O non-residential construction growth rates, as well as the “dilution” of traditional reprographics as the Company’s dominant business line. Therefore, we increased our reliance upon internal sources for our short-term and long-term revenue forecasts. Once the forecasted revenue was established for each of the reporting units based on the process noted above, using the current year EBITDA margin as a base line, we forecasted future EBITDA margins. In general, our EBITDA margins are significantly affected by (1) revenue trends and (2) cost management initiatives. Revenue trends impact our EBITDA margins because a significant portion of our cost of sales are considered relatively fixed therefore an increase in forecasted revenue (particularly when combined with any cost management or productivity enhancement initiatives) would result in meaningful gross margin expansion. Similarly, a significant portion of our selling, general, and administrative expenses are considered fixed. Hence, in forecasting EBITDA margins, significant reliance was placed on the historical impact of revenue trends on EBITDA margin.
The estimated fair values of our reporting units were based upon their respective projected EBITDA margins, which were anticipated to vary from annual declines to increases up to 100 basis points for the periods analyzed. These cash flows were discounted using a weighted average cost of capital ranging from 10% to 12%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
The results of step one of the goodwill impairment test, as of June 30, 2016, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	5	$—
Reporting units failing step one that continue to carry a goodwill balance	1	17,637
Fair value of reporting unit exceeds its carrying value by more than 100%	2	121,051
	8	$138,688
The goodwill balances reflected above are inclusive of the $73.9 million goodwill impairment recognized in the second quarter of 2016.
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2016 and beyond, assuming all other assumptions remain constant, no additional reporting units would proceed to step two of the analysis, although the change would result in an additional impairment charge of approximately $0.1 million.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no additional reporting units proceeding to step two of the analysis, although the change would result in a further impairment of approximately $2.7 million.
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2016 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2016, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability. Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S. valuation allowance resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of June 30, 2016.
Our gross deferred tax assets remain available to us for use in future years until they fully expire, which based on forecasted continuing profitability, we estimate that it is more likely than not that future earnings will be sufficient to realize certain of our deferred tax assets. In future quarters we will continue to evaluate our historical results for the preceding twelve quarters and our future projections to determine whether we will generate sufficient taxable income to utilize our deferred tax assets, and whether a partial or full valuation allowance is required. Should we generate sufficient taxable income, however, we may reverse a portion or all of the then current valuation allowance.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of June 30, 2016. We report tax-related interest and penalties as a component of income tax expense.
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

As of June 30, 2016, we had $166.3 million of total debt and capital lease obligations, of which approximately 19% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at June 30, 2016, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.9 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2016—April 30, 2016	—	$—	—	$—
May 1, 2016—May 31, 2016	301	$4.04	301	$11,038
June 1, 2016—June 30, 2016	293	$4.10	293	$9,836
Total	594		594

(1)
On February 8, 2016, we announced that the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through December 31, 2017.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amendment dated May 9, 2016 to Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy.

10.2	Amendment to Credit Agreement, dated June 24, 2016, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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
Date: August 3, 2016

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amendment dated May 9, 2016 to Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy.

10.2	Amendment to Credit Agreement, dated June 24, 2016, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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