Form 10-Q
period 2016-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2016-11-07
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 28, 2016, there were 45,974,642 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2016

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2016	2015
Assets
Current assets:
Cash and cash equivalents	$19,640	$23,963
Accounts receivable, net of allowances for accounts receivable of $2,007 and $2,094	61,373	60,085
Inventories, net	19,981	16,972
Prepaid expenses	4,689	4,555
Other current assets	3,485	4,131
Total current assets	109,168	109,706
Property and equipment, net of accumulated depreciation of $208,749 and $202,457	56,923	57,590
Goodwill	138,688	212,608
Other intangible assets, net	14,393	17,946
Deferred income taxes	74,138	74,196
Other assets	2,255	2,492
Total assets	$395,565	$474,538
Liabilities and Equity
Current liabilities:
Accounts payable	$22,534	$23,989
Accrued payroll and payroll-related expenses	10,196	12,118
Accrued expenses	16,793	19,194
Current portion of long-term debt and capital leases	12,926	14,374
Total current liabilities	62,449	69,675
Long-term debt and capital leases	145,978	157,018
Deferred income taxes	29,845	35,933
Other long-term liabilities	2,482	2,778
Total liabilities	240,754	265,404
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,415 and 47,130 shares issued and 45,975 and 47,029 shares outstanding	47	47
Additional paid-in capital	117,264	115,089
Retained earnings	39,198	89,687
Accumulated other comprehensive loss	(2,831)	(2,097)
	153,678	202,726
Less cost of common stock in treasury, 1,440 and 101 shares	5,909	612
Total ARC Document Solutions, Inc. stockholders’ equity	147,769	202,114
Noncontrolling interest	7,042	7,020
Total equity	154,811	209,134
Total liabilities and equity	$395,565	$474,538
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2016	2015	2016	2015
Service sales	$89,178	$94,384	$272,394	$287,045
Equipment and supplies sales	11,265	12,034	35,369	37,081
Total net sales	100,443	106,418	307,763	324,126
Cost of sales	67,713	70,475	204,904	211,303
Gross profit	32,730	35,943	102,859	112,823
Selling, general and administrative expenses	24,893	25,816	76,752	80,403
Amortization of intangible assets	1,160	1,375	3,705	4,306
Goodwill impairment	—	—	73,920	—
Restructuring expense	—	4	7	89
Income (loss) from operations	6,677	8,748	(51,525)	28,025
Other income, net	(16)	(25)	(54)	(81)
Loss on extinguishment of debt	66	96	156	193
Interest expense, net	1,563	1,679	4,535	5,475
Income (loss) before income tax provision (benefit)	5,064	6,998	(56,162)	22,438
Income tax provision (benefit)	2,162	(73,338)	(5,884)	(71,766)
Net income (loss)	2,902	80,336	(50,278)	94,204
Income attributable to the noncontrolling interest	(61)	(50)	(211)	(225)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$2,841	$80,286	$(50,489)	$93,979
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$1.72	$(1.10)	$2.02
Diluted	$0.06	$1.69	$(1.10)	$1.98
Weighted average common shares outstanding:
Basic	45,599	46,698	46,055	46,601
Diluted	46,189	47,557	46,055	47,541
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income (loss)	$2,902	$80,336	$(50,278)	$94,204
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(250)	(1,434)	(873)	(1,524)
Fair value adjustment of derivatives, net of tax	47	(69)	(50)	(263)
Other comprehensive loss, net of tax	(203)	(1,503)	(923)	(1,787)
Comprehensive income (loss)	2,699	78,833	(51,201)	92,417
Comprehensive income (loss) attributable to noncontrolling interest	36	(237)	22	(30)
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$2,663	$79,070	$(51,223)	$92,447
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	131	—	3,009	—	—	—	—	3,009
Issuance of common stock under Employee Stock Purchase Plan	13	—	83	—	—	—	—	83
Stock options exercised	125	—	562	—	—	—	—	562
Treasury shares	24	—	—	—	—	(204)	—	(204)
Comprehensive income:
Net income	—	—	—	93,979	—	—	225	94,204
Foreign currency translation adjustments, net of tax	—	—	—	—	(1,269)	—	(255)	(1,524)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(263)	—	—	(263)
Comprehensive income								92,417
Balance at September 30, 2015	47,093	$47	$114,304	$86,626	$(1,693)	$(612)	$7,033	$205,705

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	229	—	2,073	—	—	—	—	2,073
Issuance of common stock under Employee Stock Purchase Plan	28	—	96	—	—	—	—	96
Stock options exercised	28	—	76	—	—	—	—	76
Tax deficiency from stock based compensation			(70)					(70)
Treasury shares	—	—	—	—	—	(5,297)	—	(5,297)
Comprehensive loss:
Net (loss) income	—	—	—	(50,489)	—	—	211	(50,278)
Foreign currency translation adjustments, net of tax	—	—	—	—	(684)	—	(189)	(873)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(50)	—	—	(50)
Comprehensive loss								(51,201)
Balance at September 30, 2016	47,415	$47	$117,264	$39,198	$(2,831)	$(5,909)	$7,042	$154,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cash flows from operating activities
Net income (loss)	$2,902	$80,336	$(50,278)	$94,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	324	110	644	292
Depreciation	6,697	7,040	20,032	21,184
Amortization of intangible assets	1,160	1,375	3,705	4,306
Amortization of deferred financing costs	111	138	344	460
Goodwill impairment	—	—	73,920	—
Stock-based compensation	650	735	2,073	2,739
Deferred income taxes	2,299	2,198	(6,018)	8,221
Deferred tax valuation allowance	(1)	(76,091)	(16)	(80,882)
Loss on early extinguishment of debt	66	96	156	193
Other non-cash items, net	(87)	(73)	(540)	(357)
Changes in operating assets and liabilities:
Accounts receivable	(897)	2,996	(2,285)	(3,637)
Inventory	(429)	1,083	(3,196)	(1,775)
Prepaid expenses and other assets	1,179	1,224	513	2,941
Accounts payable and accrued expenses	(1,811)	(202)	(5,008)	(4,772)
Net cash provided by operating activities	12,163	20,965	34,046	43,117
Cash flows from investing activities
Capital expenditures	(2,430)	(3,880)	(7,580)	(11,517)
Other	135	266	842	514
Net cash used in investing activities	(2,295)	(3,614)	(6,738)	(11,003)
Cash flows from financing activities
Proceeds from stock option exercises	46	1	76	562
Proceeds from issuance of common stock under Employee Stock Purchase Plan	26	25	96	83
Share repurchases	(200)	—	(5,297)	(204)
Contingent consideration on prior acquisitions	(86)	(360)	(453)	(360)
Early extinguishment of long-term debt	(7,000)	(3,625)	(16,000)	(10,875)
Payments on long-term debt agreements and capital leases	(3,310)	(7,262)	(9,651)	(20,042)
Net repayments under revolving credit facilities	—	(144)	—	(1,888)
Payment of deferred financing costs	(76)	—	(106)	(25)
Payment of hedge premium	—	—	—	(632)
Net cash used in financing activities	(10,600)	(11,365)	(31,335)	(33,381)
Effect of foreign currency translation on cash balances	(80)	(598)	(296)	(545)
Net change in cash and cash equivalents	(812)	5,388	(4,323)	(1,812)
Cash and cash equivalents at beginning of period	20,452	15,436	23,963	22,636
Cash and cash equivalents at end of period	$19,640	$20,824	$19,640	$20,824
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$3,738	$2,625	$12,345	$9,667
Contingent liabilities in connection with acquisition of businesses	$—	$—	$85	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC” or the “Company”) is a leading document solutions provider to architectural, engineering, construction, and facilities management professionals, while also providing document solutions to businesses of all types. ARC offers a variety of services including: Construction Document Information Management ("CDIM"), Managed Print Services ("MPS"), and Archive and Information Management ("AIM"). In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.
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
Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses diversity in practice for classification of certain transactions in the statement of cash flows including, but not limited to: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when share-based awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company's statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-09 on its condensed consolidated financial statements.

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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service Sales
CDIM	$53,228	$54,710	$161,753	$168,187
MPS	32,796	35,923	100,082	108,934
AIM	3,154	3,751	10,559	9,924
Total service sales	89,178	94,384	272,394	287,045
Equipment and supplies sales	11,265	12,034	35,369	37,081
Total net sales	$100,443	$106,418	$307,763	$324,126
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
As part of the Company’s growth strategy, ARC intends to continue to offer and grow a variety of service offerings, some of which are relatively new to the Company. The success of the Company’s efforts will be affected by its ability to acquire new customers for the Company’s new service offerings, as well as to sell the new service offerings to existing customers. The Company’s inability to successfully market and execute these relatively new service offerings could significantly affect its business and reduce its long term revenue, resulting in an adverse effect on its results of operations and financial condition.
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2016, stock options of 3.0 million and 4.4 million common shares were excluded from the calculation of diluted net income (loss) attributable to ARC per common share, respectively, because they were anti-dilutive. For the three and nine months ended September 30, 2015, stock options of 2.1 million and 1.5 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, respectively, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average common shares outstanding during the period—basic	45,599	46,698	46,055	46,601
Effect of dilutive stock options	590	859	—	940
Weighted average common shares outstanding during the period—diluted	46,189	47,557	46,055	47,541

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
In accordance with ASC 350, Intangibles-Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2016, the Company performed its assessment and determined that goodwill was not impaired.
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
At June 30, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the underperformance against plan of the Company's reporting units, (2) a revision of the Company's forecasted future earnings, and (3) a decline in the Company's market capitalization in 2016. The Company performed its preliminary assessment as of June 30, 2016 and noted that five of its eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis; however, step two of the analysis was subject to finalization of the implied fair value of goodwill. The preliminary results of step two of the Company's goodwill impairment analysis indicated that the Company's goodwill was impaired by approximately $73.9 million. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. The Company completed step two of the analysis in the third quarter of 2016 with no change to the previous estimate.
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the related impact on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s interim goodwill impairment test in 2016 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2017, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2015 through September 30, 2016 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2015	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	—	—
December 31, 2015	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	73,920	(73,920)
September 30, 2016	$405,558	$266,870	$138,688
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
The Company assessed its long-lived assets for possible impairment during the nine months ended September 30, 2016 and concluded that its long-lived assets were not impaired.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2016 and December 31, 2015 which continue to be amortized:

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,227	$85,265	$13,962	$99,050	$81,572	$17,478
Trade names and trademarks	20,312	19,881	431	20,329	19,861	468
	$119,539	$105,146	$14,393	$119,379	$101,433	$17,946
Based on current information, estimated future amortization expense of amortizable intangible assets for the remainder of the 2016 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2016 (excluding the nine months ended September 30, 2016)	$1,135
2017	4,267
2018	3,855
2019	3,134
2020	1,523
Thereafter	479
$14,393
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $2.2 million in relation to pretax income of $5.1 million for the three months ended September 30, 2016, and an income tax benefit of $5.9 million in relation to pretax loss of $56.2 million for the nine months ended September 30, 2016, which resulted in an effective income tax rate of 42.6% and 10.5%, for the three and nine months ended September 30, 2016, respectively. The Company's low effective income tax rate for the nine months ended September 30, 2016 was primarily due to the $41.4 million goodwill impairment related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of. The Company recorded income tax benefits of $73.3 million and $71.8 million in relation to pretax income of $7.0 million and $22.4 million for the three and nine months ended September 30, 2015.

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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative losses in recent years, excluding permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. At September 30, 2015, as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, the Company determined it was more likely than not that future earnings would be sufficient to realize certain of its deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S. valuation allowance, resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company continues to carry a $1.3 million valuation allowance against certain deferred tax assets as of September 30, 2016.

Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2016 are considered more likely than not to be realized. The valuation allowance of $1.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.

5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2016	December 31, 2015
Term A loan facility maturing 2019 net of deferred financing fees of $1,192 and $1,586; 2.59% and 2.50% interest rate at September 30, 2016 and December 31, 2015	$125,808	$141,414
Various capital leases; weighted average interest rate of 5.6% and 5.8% at September 30, 2016 and December 31, 2015; principal and interest payable monthly through September 2021	33,059	29,866
Various other notes payable with a weighted average interest rate of 10.7% and 8.5% at September 30, 2016 and December 31, 2015; principal and interest payable monthly through November 2019	37	112
	158,904	171,392
Less current portion	(12,926)	(14,374)
	$145,978	$157,018

Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Term A Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of September 30, 2016, the Company's borrowing availability under the Term A Credit Agreement was $28.2 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $1.8 million.

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
As of September 30, 2016, the Company has paid $48.0 million in aggregate principal on its $175.0 million Term Loan Credit Agreement, which was $17.4 million above the required payments from inception to date. Principal payments on the Term Loan Credit Agreement of $16.0 million in 2016 resulted in a loss on extinguishment of debt of $66 thousand and $156 thousand for the three and nine months ended September 30, 2016.
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
7. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of September 30, 2016, 1.6 million shares remain available for issuance under the Stock Plan.

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
During the nine months ended September 30, 2016, the Company granted options to acquire a total of 528 thousand shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2016, the Company granted 130 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 14 thousand shares of restricted stock to each of the Company's seven non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.7 million for the both the three months ended September 30, 2016 and 2015.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $2.1 million and $2.7 million for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, total unrecognized compensation cost related to unvested stock-based payments totaled $3.4 million and is expected to be recognized over a weighted-average period of approximately 1.8 years.
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

In January 2015, the Company entered into three one-year interest rate cap contracts to hedge against its exposure to interest rate volatility: (1) $80.0 million notional interest rate cap effective in 2015, (2) $65.0 million notional forward interest rate cap effective in 2016, and (3) $50.0 million notional forward interest rate cap effective in 2017. Over the next twelve months, the Company expects to reclassify $0.4 million from AOCL to interest expense.

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of September 30, 2016 and December 31, 2015:

		Fair Value
	Balance Sheet Classification	September 30, 2016	December 31, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$12	$48
Interest rate cap contracts - long-term portion	Other assets	11	191
Total derivatives designated as hedging instruments		$23	$239

The following table summarizes the income (loss) recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and nine months ended September 30, 2016 and 2015:

	Amount of Income (Loss) Recognized in AOCL on Derivative
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts, net of tax	$47	$(69)	$(50)	$(263)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015:

	Amount of Loss Reclassified from AOCL into Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$68	$—	$9	$—	$132	$—	$10	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the condensed consolidated financial statements as of and for the nine months ended September 30, 2016:

	Significant Other Unobservable Inputs
	September 30, 2016
	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$138,688	$73,920

In accordance with ASC 350, goodwill was written down to its implied fair value of $138.7 million as of June 30, 2016, resulting in an impairment charge of $73.9 million during the nine months ended September 30, 2016. See Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the nine months ended September 30, 2016 and as of and for the year ended December 31 2015:

	Significant Other Unobservable Inputs
	September 30, 2016			December 31, 2015
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$23	$—	$—	$239	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$541	$—	$—	$1,059	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of September 30, 2016, the estimated contractually required earnout amounts would be achieved.
The following table presents the change in the Level 3 contingent purchase price consideration liability for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$604	$1,479	$1,059	$1,768
Additions related to acquisitions	—	—	104	—
Payments	(86)	(360)	(453)	(502)
Adjustments included in earnings	15	32	(180)	2
Foreign currency translation adjustments	8	(34)	11	(151)
Ending balance	$541	$1,117	$541	$1,117
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheets were $8.3 million and $6.3 million as of September 30, 2016 and December 31, 2015, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2016 for borrowings under its Term Loan Credit Agreement is $127.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $127.0 million as of September 30, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2015 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.
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

Construction Document and Information Management (CDIM), which consists of software services and professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software services such as SKYSITE® ProjectLink, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color. Sales from traditional construction plan printing have been in steady decline since the last recession as technology supplants the use of traditional “blueprints.”

Software services are a smaller part of overall CDIM sales which we anticipate to continue to grow with the adoption of technology. The sale of services address a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
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
We have expanded our business beyond the services we traditionally provided to the architectural, engineering, construction, and building owner/operator (AEC/O) industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC/O industry continues to shift toward document management at customer locations and in the cloud (represented primarily by our MPS and AIM revenues), and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers.

We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC/O industry, though clients outside of our core market continue to show significant interest in our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 77% of our net sales for the nine months ended September 30, 2016, with the remaining 23% consisting of sales to businesses outside of construction.
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
Because of these limitations, EBITDA and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA and related ratios only as supplements.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2016 and 2015 to reflect the exclusion of loss on extinguishment of debt, goodwill impairment, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2016 and 2015. We believe these charges were the result of the then current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA in the three and nine months ended September 30, 2016 and 2015 to exclude loss on extinguishment of debt, goodwill impairment, trade secret litigation costs, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA and net income (loss) attributable to ARC Document Solutions, Inc. shareholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Cash flows provided by operating activities	$12,163	$20,965	$34,046	$43,117
Changes in operating assets and liabilities, net of effect of business acquisitions	1,958	(5,101)	9,976	7,243
Non-cash expenses, including depreciation, amortization and goodwill impairment	(11,219)	64,472	(94,300)	43,844
Income tax provision (benefit)	2,162	(73,338)	(5,884)	(71,766)
Interest expense, net	1,563	1,679	4,535	5,475
Income attributable to the noncontrolling interest	(61)	(50)	(211)	(225)
Depreciation and amortization	7,857	8,415	23,737	25,490
EBITDA	14,423	17,042	(28,101)	53,178
Interest expense, net	(1,563)	(1,679)	(4,535)	(5,475)
Income tax (provision) benefit	(2,162)	73,338	5,884	71,766
Depreciation and amortization	(7,857)	(8,415)	(23,737)	(25,490)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$2,841	$80,286	$(50,489)	$93,979
The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$2,841	$80,286	$(50,489)	$93,979
Interest expense, net	1,563	1,679	4,535	5,475
Income tax provision (benefit)	2,162	(73,338)	(5,884)	(71,766)
Depreciation and amortization	7,857	8,415	23,737	25,490
EBITDA	14,423	17,042	(28,101)	53,178
Loss on extinguishment of debt	66	96	156	193
Goodwill impairment	—	—	73,920	—
Trade secret litigation costs(1)	—	—	—	34
Restructuring expense(2)	—	4	7	89
Stock-based compensation	650	735	2,073	2,739
Adjusted EBITDA	$15,139	$17,877	$48,055	$56,233

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

The following is a reconciliation of net income (loss) margin attributable to ARC to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016 (1)	2015
Net income (loss) margin attributable to ARC	2.8%	75.4%	(16.4)%	29.0%
Interest expense, net	1.6	1.6	1.5	1.6
Income tax provision (benefit)	2.2	(68.9)	(1.9)	(22.1)
Depreciation and amortization	7.8	7.9	7.7	7.9
EBITDA margin	14.4	16.0	(9.1)	16.4
Loss on extinguishment of debt	0.1	0.1	0.1	0.1
Goodwill impairment	—	—	24.0	—
Trade secret litigation costs	—	—	—	—
Restructuring expense	—	—	—	—
Stock-based compensation	0.6	0.7	0.7	0.8
Adjusted EBITDA margin	15.1%	16.8%	15.6%	17.3%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2016	2015	2016	2015
Net income (loss) attributable to ARC Document Solutions, Inc.	$2,841	$80,286	$(50,489)	$93,979
Loss on extinguishment of debt	66	96	156	193
Goodwill impairment	—	—	73,920	—
Restructuring expense	—	4	7	89
Trade secret litigation costs	—	—	—	34
Income tax benefit related to above items	(26)	(41)	(13,395)	(125)
Deferred tax valuation allowance and other discrete tax items	138	(76,147)	341	(80,554)
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$3,019	$4,198	$10,540	$13,616

Actual:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$1.72	$(1.10)	$2.02
Diluted	$0.06	$1.69	$(1.10)	$1.98
Weighted average common shares outstanding:
Basic	45,599	46,698	46,055	46,601
Diluted	46,189	47,557	46,055	47,541
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.07	$0.09	$0.23	$0.29
Diluted	$0.07	$0.09	$0.23	$0.29
Weighted average common shares outstanding:
Basic	45,599	46,698	46,055	46,601
Diluted	46,189	47,557	46,655	47,541

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2016 (1)	2015	$	%	2016 (1)	2015	$	%
CDIM	$53.2	$54.7	$(1.5)	(2.7)%	$161.8	$168.2	$(6.4)	(3.8)%
MPS	32.8	35.9	(3.1)	(8.7)%	100.1	108.9	(8.9)	(8.1)%
AIM	3.2	3.8	(0.6)	(15.9)%	10.6	9.9	0.6	6.4%
Total service sales	89.2	94.4	(5.2)	(5.5)%	272.4	287.0	(14.7)	(5.1)%
Equipment and supplies sales	11.3	12.0	(0.8)	(6.4)%	35.4	37.1	(1.7)	(4.6)%
Total net sales	$100.4	$106.4	$(6.0)	(5.6)%	$307.8	$324.1	$(16.4)	(5.0)%

Gross profit	$32.7	$35.9	$(3.2)	(8.9)%	$102.9	$112.8	$(10.0)	(8.8)%
Selling, general and administrative expenses	$24.9	$25.8	$(0.9)	(3.6)%	$76.8	$80.4	$(3.7)	(4.5)%
Amortization of intangibles	$1.2	$1.4	$(0.2)	(15.6)%	$3.7	$4.3	$(0.6)	(14.0)%
Goodwill impairment	$—	$—	$—	—%	$73.9	$—	$73.9	100.0%
Restructuring expense	$—	$—	$—	—%	$—	$0.1	$(0.1)	(92.1)%
Loss on extinguishment of debt	$0.1	$0.1	$—	(31.3)%	$0.2	$0.2	$—	(19.2)%
Interest expense, net	$1.6	$1.7	$(0.1)	(6.9)%	$4.5	$5.5	$(0.9)	(17.2)%
Income tax provision (benefit)	$2.2	$(73.3)	$75.5	(102.9)%	$(5.9)	$(71.8)	$65.9	(91.8)%
Net income (loss) attributable to ARC	$2.8	$80.3	$(77.4)	(96.5)%	$(50.5)	$94.0	$(144.5)	(153.7)%
Adjusted net income attributable to ARC	$3.0	$4.2	$(1.2)	(28.1)%	$10.5	$13.6	$(3.1)	(22.6)%
EBITDA	$14.4	$17.0	$(2.6)	(15.4)%	$(28.1)	$53.2	$(81.3)	(152.8)%
Adjusted EBITDA	$15.1	$17.9	$(2.7)	(15.3)%	$48.1	$56.2	$(8.2)	(14.5)%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (1)	2015 (1)	2016 (1)	2015 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.4	66.2	66.6	65.2
Gross profit	32.6	33.8	33.4	34.8
Selling, general and administrative expenses	24.8	24.3	24.9	24.8
Amortization of intangibles	1.2	1.3	1.2	1.3
Goodwill impairment	—	—	24.0	—
Restructuring expense	—	—	—	—
Income (loss) from operations	6.6	8.2	(16.7)	8.6
Loss on extinguishment of debt	0.1	0.1	0.1	0.1
Interest expense, net	1.6	1.6	1.5	1.6
Income (loss) before income tax provision (benefit)	5.0	6.6	(18.2)	6.9
Income tax provision (benefit)	2.2	(68.9)	(1.9)	(22.1)
Net income (loss)	2.9	75.5	(16.3)	29.1
Income attributable to the noncontrolling interest	(0.1)	—	(0.1)	(0.1)
Net income (loss) attributable to ARC	2.8%	75.4%	(16.4)%	29.0%
EBITDA	14.4%	16.0%	(9.1)%	16.4%
Adjusted EBITDA	15.1%	16.8%	15.6%	17.3%

(1)	Column does not foot due to rounding
Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Net Sales
Net sales for the three and nine months ended September 30, 2016 decreased by 5.6% and 5.0%, respectively, compared to the same periods in 2015 due primarily to declines in our print-based service offerings.
CDIM. Year-over-year sales of CDIM services decreased $1.5 million, or 2.7%, and $6.4 million, or 3.8%, for the three and nine months ended September 30, 2016, respectively. CDIM services were negatively affected by the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. Also contributing to the decline in CDIM was a decline in color printing services which was primarily driven by a color service location closure in our United Kingdom operations. CDIM services represented 53% of total net sales for both the three and nine months ended September 30, 2016, compared to 51% and 52% during the same periods in 2015, respectively.
MPS. Year-over-year sales of MPS services for the three and nine months ended September 30, 2016 decreased $3.1 million, or 8.7%, and $8.9 million, or 8.1%, respectively, due primarily to a national MPS account that did not renew its agreement with us following a recent merger at the end of 2015. Also contributing to the decline was the continued optimization of our customers' in-house print environment driving a decrease in print volumes, which was partially offset by new MPS placements in 2016. The Company's MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 33% of total net sales for both the three and nine months ended September 30, 2016, compared to 34% during the same both periods in 2015.
The number of MPS locations has grown to approximately 9,370 as of September 30, 2016, an increase of approximately 630 locations compared to September 30, 2015. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry. We intend to continue the expansion of our MPS offering through our regional sales force and through our national accounts group "Global Solutions." Our Global Solutions sales force has established long-term contract relationships with 23 of the largest 100 AEC/O firms. MPS services are driven in large part by the number of customer employees at an office as that drives office printing and copying.
AIM. Year-over-year sales of AIM Services declined $0.6 million, or 15.9% for the three months ended September 30, 2016, and increased $0.6 million, or 6.4%, for the nine months ended September 30, 2016. The year-over-year growth that we experienced in the first six months of 2016 was partially offset by delays in completing contracted projects in the third quarter of 2016. Since AIM is one of our newer service offerings, quarterly changes in sales are largely dependent upon the timing of executing on signed contracts, which is driven by the speed at which we can gather our customers' physical documents. We are focused on achieving growth in AIM, as we believe we have developed a valuable solution to offer our existing AEC/O customers and other customers that wish to leverage the benefits of the service, which we believe will result in a long-term growth area for us. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $0.8 million, or 6.4%, and $1.7 million, or 4.6%, for the three and nine months ended September 30, 2016, respectively. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales represented approximately 11% and 12% of total net sales for the three and nine months ended September 30, 2016, as compared to 11% for both the three and nine months ended September 30, 2015, respectively. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $4.9 million and $14.5 million for the three and nine months ended September 30, 2016, as compared to $5.0 million and $15.2 million for the three and nine months ended September 30, 2015, respectively. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States or China, as we are placing more focus on growth in AIM and MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended September 30, 2016, gross profit and gross margin decreased to $32.7 million, and 32.6% compared to $35.9 million and 33.8%, during the same period in 2015, on a sales decline of $6.0 million.
During the nine months ended September 30, 2016, gross profit and gross margin decreased to $102.9 million, and 33.4% compared to $112.8 million and 34.8%, during the same period in 2015, on a sales decline of $16.4 million.
The decline in our gross margins for the three and nine months ended September 30, 2016 was primarily driven by the impact of lower revenue for the periods reducing our ability to leverage the fixed portion of our overhead and labor costs.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased $0.9 million and $3.7 million for the three and nine months ended September 30, 2016 compared to the same periods in 2015.
General and administrative expenses for the three months ended September 30, 2016 were flat compared to the same period in 2015, and decreased $0.2 million or 0.4% for the nine months ended September 30, 2016 compared to the same period in 2015. The slight reduction in expenses was primarily due to cost reduction initiatives undertaken in 2016 and a decline in stock-based compensation expense, which were partially offset by investments in general and administrative staff to support our new technology-enabled offerings.
Year-over-year sales and marketing expenses decreased $0.9 million and $3.5 million, for the three and nine months ended September 30, 2016, compared to the same periods in 2015. The decrease for the three and nine months ended September 30, 2016 was primarily due to a reduction in sales compensation as a result of our sales decrease.
Amortization of Intangibles
Amortization of intangibles of $1.2 million and $3.7 million for the three and nine months ended September 30, 2016 decreased slightly compared to the same periods in 2015, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
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
Restructuring Expense
Restructuring expenses for the nine months ended September 30, 2016 totaled $7 thousand, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
Loss on Extinguishment of Debt
As of September 30, 2016, we have paid $48.0 million in aggregate principal of our $175.0 million Term Loan Credit Agreement, which was $17.4 million above our required principal payments since the inception of the credit agreement. Principal payments of $16.0 million during the nine months ended September 30, 2016 resulted in a loss on the early extinguishment of debt of $66 thousand and $0.2 million for the three and nine months ended September 30, 2016.
Interest Expense, Net
Net interest expense totaled $1.6 million and $4.5 million for the three and nine months ended September 30, 2016, compared to $1.7 million and $5.5 million for the same periods in 2015. The decrease was primarily as a result of the early extinguishment of our long-term debt as described above.
Income Taxes

We recorded an income tax provision of $2.2 million in relation to pretax income of $5.1 million for the three months ended September 30, 2016, and an income tax benefit of $5.9 million in relation to pretax loss of $56.2 million for the nine months ended September 30, 2016, which resulted in an effective income tax rate of 42.6% and 10.5%, for the three and nine months ended September 30, 2016, respectively. Our low effective year-to-date tax rate was primarily driven by $41.4 million of goodwill impairment related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of. The income tax benefit for the three and nine months ended September 30, 2015 was due to the reversal of the valuation allowance on certain of our deferred tax assets.

For the three and nine months ended September 30, 2016, our effective income tax rate would have been 40.6% and 39.9%, respectively, excluding the impact of the goodwill impairment, as well as an additional valuation allowance and certain stock-based compensation not deductible for income tax purposes. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of September 30, 2016.

Our gross deferred tax assets remain available to us for use in future years until they fully expire, which based on forecasted continuing profitability, we estimate that it is more likely than not that future earnings will be sufficient to realize certain of our deferred tax assets. As of September 30, 2016, we had approximately $82.5 million of consolidated federal, $100.6 million of state and $1.9 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2016 and 2020. The state net operating loss carryforwards expire in varying amounts between 2016 and 2034. The foreign net operating loss carryforwards begun to expire in varying amounts beginning in 2016.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income (Loss) Attributable to ARC
Net income (loss) attributable to ARC was $2.8 million and $(50.5) million, during the three and nine months ended September 30, 2016, as compared to net income attributable to ARC of $80.3 million and $94.0 million in the same periods in 2015. The decrease in net income attributable to ARC for three and nine months ended September 30, 2016 versus the prior year period is primarily due to the goodwill impairment charge in 2016 and the reversal of the valuation allowance on certain of our deferred tax assets in 2015.
EBITDA

EBITDA margin decreased to 14.4% and (9.1)% for the three and nine months ended September 30, 2016 from 16.0% and 16.4% for the same periods in 2015, respectively. Excluding the effect of the goodwill impairment, loss on extinguishment of debt, legal fees associated with trade secret litigation, restructuring expense and stock-based compensation, adjusted EBITDA margin decreased to 15.1% and 15.6% during the three and nine months ended September 30, 2016, as compared to 16.8% and 17.3% for the same periods in 2015. The decrease in EBITDA margin was due to the declines in revenue and gross margin described above.
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
Total cash and cash equivalents as of September 30, 2016 was $19.6 million. Of this amount, $13.5 million was held in foreign countries, with $11.8 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2016	2015	2016	2015
Net cash provided by operating activities	$12,163	$20,965	$34,046	$43,117
Net cash used in investing activities	$(2,295)	$(3,614)	$(6,738)	$(11,003)
Net cash used in financing activities	$(10,600)	$(11,365)	$(31,335)	$(33,381)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
Cash flows from operations during the three and nine months ended September 30, 2016, over the same period in 2015 decreased primarily as a result of the decline in profitability, as well as the timing of sales and cash collections, the timing of payables, and the timing of inventory purchases. Adjusted EBITDA for the nine months ended September 30, 2016 has declined $8.2 million compared to the same period in 2015, which approximates the year-to-date decline in cash provided by operations over the same period. Days sales outstanding (“DSO”) remained at 55 days as of September 30, 2016 and 2015. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $7.6 million and $11.5 million for the nine months ended September 30, 2016 and 2015, respectively. The change in capital expenditures is driven by the timing of new MPS placements, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $31.3 million used in financing activities during the nine months ended September 30, 2016 primarily relates to payments on our debt agreements and capital leases and common stock repurchases made pursuant to our Stock Repurchase Program which commenced during the first quarter of 2016. As of September 30, 2016, we have paid $48.0 million in aggregate principal of our $175.0 million Term Loan Credit Agreement. Principal payments made were $17.4 million greater than the required principal payments since the inception of the agreement, of which $16.0 million in payments were made in 2016. In addition, we repurchased approximately 1.3 million shares of the Company's outstanding common stock for $5.3 million pursuant to our Stock Repurchase Plan during the nine months ended September 30, 2016.
Our cash position, working capital, and debt obligations as of September 30, 2016 and December 31, 2015 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2016	December 31, 2015
Cash and cash equivalents	$19,640	$23,963
Working capital	$46,719	$40,031

Borrowings from term loan facility (1)	$125,808	$141,414
Other debt obligations	33,096	29,978
Total debt obligations	$158,904	$171,392

(1) Net of deferred financing fees of $1,192 and $1,586 at September 30, 2016 and December 31, 2015, respectively.
The increase of $6.7 million in working capital in 2016 was primarily due to increased inventory, a reduction in accrued expenses and declines in accrued payroll and payroll-related expenses. These variances were partially offset by a decrease in cash of $4.3 million. The decreases in accrued expenses were primarily due to the timing of trade payables, the timing of income tax payments and the timing of interest payments related to our Term A Loan Facility. The lower accrued payroll and payroll-related expenses was primarily due to the timing of payroll, in addition to the reduction in sales compensation as a result of our sales decline. The increase in inventory was primarily related to the bulk purchase of equipment to take advantage of vendor rebates. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $19.6 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had no debt outstanding as of September 30, 2016, other than contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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

The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as amended on June 24, 2016, the Company is required to maintain, as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. The Company was in compliance with its covenants as of September 30, 2016.

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
Capital Leases
As of September 30, 2016, we had $33.1 million of capital lease obligations outstanding, with a weighted average interest rate of 5.6% and maturities between 2016 and 2021.
Other Notes Payable
As of September 30, 2016, we had $37.0 thousand of notes payable outstanding, with an interest rate of 10.7% and maturities through 2019. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2016, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.5 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.

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
In accordance with ASC 350, Intangibles—Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2016, the Company performed its assessment and determined that goodwill was not impaired.
Our analysis indicated that five of our eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis; however, step two of the analysis was subject to finalization of the implied fair value of goodwill. The preliminary results of step two of the goodwill impairment analysis indicated that our goodwill was impaired by approximately $73.9 million. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. We completed step two of the analysis in the third quarter of 2016 with no change to the previous estimate.
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
Our projections are driven, in part, by industry data gathered from third parties, including projected growth rates of the AEC/O industry by segment (i.e. residential and non-residential) and anticipated GDP growth rates, as well as company-specific data such as estimated composition of our customer base (i.e. non-AEC/O vs. AEC/O, residential vs. non- residential), historical revenue trends, and EBITDA margin performance of our reporting units. Our revenue projections for each of ARC’s reporting units include the estimated respective customer composition for each reporting unit, year-to-date revenue at the time of the goodwill impairment analysis, and projected growth rates for the related customer types. Although we rely on a variety of internal and external sources in projecting revenue, our relative reliance on each source or trend changes from year to year. In 2012 and into 2013, we noted a continued divergence between our historic revenue growth rates and AEC/O non-residential construction growth rates, as well as the “dilution” of traditional reprographics as the Company’s dominant business line. Therefore, we increased our reliance upon internal sources for our short-term and long-term revenue forecasts. Once the forecasted revenue was established for each of the reporting units based on the process noted above, using the current year EBITDA margin as a base line, we forecasted future EBITDA margins. In general, our EBITDA margins are significantly affected by (1) revenue trends and (2) cost management initiatives. Revenue trends impact our EBITDA margins because a significant portion of our cost of sales are considered relatively fixed therefore an increase in forecasted revenue (particularly when combined with any cost management or productivity enhancement initiatives) would result in meaningful gross margin expansion. Similarly, a significant portion of our selling, general, and administrative expenses are considered fixed. Hence, in forecasting EBITDA margins, significant reliance was placed on the historical impact of revenue trends on EBITDA margin.
At June 30, 2016, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the underperformance against plan of our reporting units, (2) a revision of our forecasted future earnings, and (3) a decline in the Company's market capitalization in 2016. The underperformance against plan of our reporting units and the resulting revision of our forecasted future earnings was driven by: (a) a larger than expected decline in our print-related sales which began during the second quarter of 2016 due to an acceleration in the adoption of new technology replacing printed documents in our industry, (b) the lack of new national customer acquisitions, which had been expected based on historical customer acquisition rates, and (c) lower than expected growth derived from our cloud-based digital document management solutions. Based on currently available information, we do not believe that the trend we have identified to replace traditional print-based document reproduction and management with digital document solutions is temporary, and we anticipate that such declines will continue to impact the Company’s net sales in the foreseeable future.
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
The results of step one of the goodwill impairment test, as of September 30, 2016, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	5	$—
Reporting unit failing step one that continues to carry a goodwill balance	1	17,637
Fair value of reporting units exceeds their carrying values by more than 100%	2	121,051
	8	$138,688
The goodwill balances reflected above are inclusive of the $73.9 million goodwill impairment recognized in the second quarter of 2016.
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2017 and beyond, assuming all other assumptions remain constant, no additional reporting units would proceed to step two of the analysis, although the change would result in an additional impairment charge of approximately $1.1 million.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no additional reporting units proceeding to step two of the analysis, although the change would result in a further impairment of approximately $2.4 million.
Given the current economic environment and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2016 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2017, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability despite the downward revision of our forecasted results described under Goodwill Impairment above, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S. valuation allowance resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of September 30, 2016.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of September 30, 2016. We report tax-related interest and penalties as a component of income tax expense.
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

As of September 30, 2016, we had $160.1 million of total debt and capital lease obligations, of which approximately 21% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at September 30, 2016, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.0 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2016, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
July 1, 2016—July 31, 2016	—	$—	—	$—
August 1, 2016—August 31, 2016	—	$—	—	$—
September 1, 2016—September 30, 2016	58	$3.44	58	$9,636
Total	58		58

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
Date: November 4, 2016

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