Form 10-K
period 2016-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2017-03-01
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ (Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $3.89 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $158,572,158.
As of February 15, 2017, there were 46,012,515 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement on Form 14A for its April 27, 2017 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2016
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2016 ANNUAL REPORT ON FORM 10-K
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
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC Document Solutions,” “ARC American Reprographics Company®,” “PlanWell®,” “PlanWell PDS®,” “Riot Creative Imaging®,” “SKYSITE®,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with our operations. This report also includes trademarks, service marks and trade names of other companies.

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
Our offerings include:
Managed Print Services (“MPS”) - An onsite service where we place, manage, and optimize print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a "per-use" basis typically billed in a single consolidated invoice.
Offsite Services - We operate 177 offsite service centers in major metropolitan markets in the U.S. and abroad which provide local customers with high-volume, project-related printing of construction documents, offer our MPS customers flexibility and overflow capacity during peak workloads, and support our customers’ scanning needs in archive and information management services.
Archive and Information Management (“AIM”) -We store our customers' information and intellectual property in a cloud-based and searchable digital archive. We scan existing paper documents or import digital documents, organize them, and store them in our proprietary content management software.
Specialized Color Printing - Our production centers offer color printing, finishing, and assembly of graphic materials for regional and national retailers, franchises, marketing departments, theme parks, and cultural institutions.
Web-Based Document Management Applications - We develop and offer proprietary tools to our customers, such as SKYSITE®, Planwell® and Abacus™, that facilitate project collaboration, manage print networks, track equipment fleets, create and maintain project document archives, and other document and content management tasks.
Equipment and Supplies Sales - We sell equipment and supplies primarily to customers in the architectural, engineering, construction, and building owner/operator (AEC/O) industry and provide ancillary services such as equipment service and maintenance.

The combination of our services allows us to provide a comprehensive document management ecosystem where any document, anywhere in the enterprise, can be captured, stored, managed, accessed, and distributed anywhere in the world.
Our cloud-based services are hosted and administered by Amazon Web Services.
We believe we are the largest document solutions provider to the AEC/O market in North America, and the only national provider offering onsite, offsite and cloud-based document management solutions for regional, national and global customers. We offer comprehensive services across geographical boundaries and frequently bill under a single monthly invoice, consolidating purchasing, vendor relations, and administration for companies seeking a unified document management platform.
We serve our clients' onsite in their offices in approximately 9,400 locations, and offsite or virtually through a combination of 177 service centers globally, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with meaningful operations in China, Canada, and the United Kingdom.
Our origins lie in the reprographics, or "blueprinting" industry and we still maintain robust reprographics operations. We believe that we are the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.
Our base of more than 90,000 customers includes most of the largest design and construction-oriented firms in North America, and the world. Our legacy as the largest reprographics company in the U.S. has allowed us to leverage our relationships, domain expertise, and national presence as we have evolved into a technology-enabled document solutions company.
Our largest customers are served by a corporate sales force called Global Solutions. This sales force is focused on large regional and national customers. Our diverse customer base results in no individual customer accounting for more than 2% of our overall revenue.

ARC was organized as a limited liability company under the name American Reprographics Holdings L.L.C. (“Holdings”) in 1997. In 2005, we reorganized as a Delaware corporation in connection with our initial public offering under the name American Reprographics Company. While our service centers historically marketed their offerings under local brand names, in 2011 we consolidated our operations under a single brand, “ARC,” in order to highlight the scope and scale of our business, and to generate synergies in our overall national marketing efforts to the consolidating AEC/O market. At the end of 2012 we formally changed our corporate name to “ARC Document Solutions, Inc.,” leaving our New York Stock Exchange ticker symbol “ARC” unchanged. We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.

Principal Products and Services
We report revenues from our service and product offerings under the following categories:
Construction Document and Information Management (CDIM), which consists of software services and professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color. Sales from traditional construction plan printing have been in steady decline since the last recession as technology supplants the use of traditional “blueprints,” but we believe there is market share still to be captured.
Software services are a smaller part of overall CDIM sales which we anticipate to continue to grow with the adoption of technology. The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
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
Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
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
Historically, our business grew through acquisitions to expand our share of the reprographics market and enhance our geographic footprint to serve our larger customers. Since our inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we have limited recent acquisition activity in order to focus on organic sales growth. Our origin as a company was in California, and our early acquisition activity was concentrated there. We still derive approximately 33% of our total revenue from California.
We operate a technology center in Silicon Valley with approximately 20 employees who develop, maintain, and support our software. We operate a similar facility in Kolkata, India, with approximately 170 employees who, in addition to supporting our Silicon Valley team, also support our research and development efforts. All of our production facilities are connected via a high-

performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers, our operating facilities and the cloud hosted by Amazon. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems.

Historically, the majority of our revenue has been derived from customers engaged in the seasonal, non-residential construction market. While our traditional reprographics business, included in the CDIM revenue category, is still influenced by the non-residential seasonality and building cycles, our other CDIM offerings are less so. Color printing services are affected by retail marketing calendars, advertising campaigns, as well as the marketing needs of our architectural and real estate development clients. Our software services are influenced primarily by the desire for document workflow improvements and our ability to market our technology-based solutions. MPS is driven by the generation of office documents and our customers' desire to improve business processes and reduce print-related costs. Equipment and Supplies Sales are driven by purchasing cycles of individual customers, as well as by new features and advancements by manufacturers.
As of December 31, 2016, the company employed approximately 2,600 employees.
Our Customers and Markets
We serve both the enterprise and project content management needs of companies primarily within the AEC/O industry. Our customers include senior management teams, IT and procurement departments, project architects, engineers, general contractors, facilities managers, and others.
The mix of services demanded by the AEC/O industry continues to shift toward services provided at customer locations (represented primarily by our MPS revenues), and away from its historical emphasis on producing prints in our service centers (included in our CDIM revenue line). We believe the market forces of the recent recession and its aftermath are causing our customers in the construction industry to emphasize efficiency in their production and distribution of printed documents, to reduce their dependence on print as it relates to construction projects, and to improve access and control over all the documents related to their business. We also believe that consolidation in the AEC/O industry is contributing to this trend as companies seek to reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business with a comprehensive offering.
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
In addition to the AEC/O industry, we also provide document management and printing services to customers in the retail, technology, entertainment, and healthcare industries, among others. A significant portion of our non-AEC/O revenues are derived from supplying color printing services to customers with short-run, high quality, frequently updated promotional, advertising and marketing materials. We market these services under a separate brand known as Riot Creative Imaging. Likewise, our digital tools and services appeal to companies outside of the construction industry, but with similar document management needs, including manufacturers, airlines, and healthcare/hospital companies.
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
Competition
The level of competition varies in each of the areas in which we provide services. Further, we believe we are unique; that no other company provides the complete portfolio of services and products we provide. We compete with different firms in our different business lines that can provide a portion of our services. However, we do not know of any other firm that can provide a full suite of physical and digital content management services similar to our offering. We believe service levels, breadth of offering, terms and conditions, price, quality, responsiveness, and convenience to the customer are competitive elements in each of the industry segments in which we compete.

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
With regard to large national and international customers, there are no other document solutions companies in the U.S. with the national presence and global reach that we have established, but we often compete against equipment manufacturers and business suppliers who offer some of the same products and services we do. Related services are offered by large printing/multifunctional device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh, and Sharp, but most offerings from these companies are focused on selling equipment as opposed to ARC’s offering of comprehensive document management services for both project and enterprise documents. Further, our deep knowledge of the AEC/O industry document workflows, which is incorporated into our software, provides us an advantage against local printers and national equipment manufacturers.
We believe that we have a strong competitive position in the marketplace for the following reasons:
Strong domain expertise: No other national vendor/service provider possesses the document management and technology expertise that we have in the AEC/O market. Construction professionals have highly specialized needs in document capture, short-term storage, management, fulfillment, distribution, and archival services. We believe our domain expertise is unmatched thanks to our legacy in reprographics and software development.
Customer relationships in AEC/O industry: Our relationships with our local customers frequently span generations, and we do business with nearly all of the top 100 companies in the U.S. construction industry. In addition, our Global Solutions sales force has established long-term contract relationships with 25 of the largest 100 AEC/O firms. We believe this provides a competitive advantage by leveraging our success through referrals.
Service center footprint: We possess an extensive national network of service centers creating an extraordinary distribution and customer service solution that can cater to both large and small customers. We operate service centers in more than 130 cities in the U.S., and in 37 states. We also have a significant market presence in Canada and China, and growing operations in India and the U.K. We are not aware of any other provider of MPS that has as extensive a network to supplement their MPS services and provide overflow and remote document management and printing capabilities.
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
Capabilities in a wide variety of formats: Several equipment manufacturers who also market managed print services do not produce the full range of large- and small-format equipment demanded by the AEC/O, manufacturing, and building industries. In addition, we are not aware of any manufacturers that provide the breadth of services and technology related to large- and small-format document production that we possess.
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
Our primary vendors of equipment, maintenance services, and reprographics supplies include Canon Solutions America (Océ), Azerty, and Hewlett Packard. Purchases from these vendors during 2016 comprised approximately 40% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.

Research and Development
We conduct research and development to support the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred and primarily recorded to cost of sales. In total, research and development costs amounted to $6.2 million, $5.8 million, and $6.3 million during the fiscal years ended December 31, 2016, 2015, and 2014, respectively.
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
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of February 28, 2017:

Name	Age	Position
Kumarakulasingam Suriyakumar	63	Chairman, President and Chief Executive Officer Director
Jorge Avalos	41	Chief Financial Officer
Rahul K. Roy	57	Chief Technology Officer
Dilantha Wijesuriya	55	Chief Operating Officer
D. Jeffery Grimes	53	Vice President, Senior Corporate Counsel and Corporate Secretary
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

Jorge Avalos was appointed Chief Financial Officer of the Company on February 1, 2015. Prior to his appointment to Chief Financial Officer, Mr. Avalos served as Chief Accounting Officer and Vice President of Finance of the Company, positions he held since April 14, 2011. Mr. Avalos joined the Company in June 2006 as the Company’s Director of Finance, and became the Company’s Corporate Controller in December 2006, and Vice President, Corporate Controller in December 2010. From March 2005 through June 2006, Mr. Avalos was employed with Vendare Media Group, an online network and social media company, as its controller. From September 1998 through March 2005, Mr. Avalos was employed with PricewaterhouseCoopers LLP, a global professional services firm focusing on audit and assurance, tax and advisory services.
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
We are highly dependent on the architectural, engineering, construction and building owner/operator (AEC/O) industry and any decline in that industry could adversely affect our future revenue and profitability.
We estimate that customers in the AEC/O industry accounted for approximately 77% of our net sales for the year ended December 31, 2016; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
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

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 36% of our overall costs were fixed for the year ended December 31, 2016. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.

Impairment of goodwill may adversely affect future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. Based on our interim and annual goodwill impairment assessments, we determined that goodwill was impaired and recorded impairments of $73.9 million during 2016.
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
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2016, our CDIM sales, which consists of the management, distribution, and production of documents and information related to construction projects, including large-format construction drawings, black and white and color signage, specification documents, and marketing material represented approximately 52% of our total net sales, and our MPS represented approximately 32% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 33% of our net sales in 2016 from our operations in California. As a result, we are dependent to a large extent upon the AEC/O industry in California and, accordingly, are sensitive to economic factors affecting AEC/O activity in California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
Our success depends on our ability to protect and preserve the proprietary aspects of our technology products. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license agreements, non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technologies. These protections, however, may not be adequate to remedy harm we suffer due to misappropriation of our proprietary rights by third parties. In addition, the laws of certain countries may not protect our proprietary rights to the same extent as the laws of the United States and we may be unable to protect our proprietary technology adequately against unauthorized third-party copying or use, which could adversely affect our competitive position. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. We also must ensure that all of our products comply with existing and newly enacted regulatory requirements in the countries in which they are sold. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.
Our computer hardware and software and telecommunications systems are susceptible to damage, breach or interruption.
The management of our business is aided by the uninterrupted operation of our computer and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants, including through cloud-based platforms often provided by third parties. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks or cyber-intrusions by computer hackers, foreign governments, cyber terrorists or others with grievances against the industry in which we operate or us in particular, may disable or damage the proper functioning of our networks and systems. It is possible that our security controls, or those of the third parties with whom we partner, over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential Company or client information that others could use to compete against us or for other disruptive, destructive or harmful purposes and outcomes. Any such disclosure or damage to our networks, or those of the third parties with whom we partner, and systems could subject us to third party claims against us and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subjected to damages or penalties. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
We have international operations in China, India, the United Kingdom, Canada, Hong Kong, United Arab Emirates and Australia. Approximately 13% of our revenues for fiscal 2016 were derived from our international operations, with approximately 7% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2016 and December 31, 2016, the closing price of our common stock has fluctuated from a low of $3.06 to a high of $5.10 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:
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
Our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and results of operations.
As of December 31, 2016, we had $157.2 million in outstanding short and long-term borrowings under term loans, revolver, and capital leases, excluding trade payables. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.
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

We cannot guarantee that our stock repurchase program will be fully consummated or that our stock repurchase program will enhance long-term shareholder value, and stock repurchases could increase the volatility of the price of our stock.

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

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At the end of 2016, we operated 177 service centers, of which 147 were in the United States, 10 were in Canada, 16 were in China, 1 was in London, England, 2 were in India and 1 was in United Arab Emirates. We also occupied technology centers in Silicon Valley, California and Kolkata, India, as well as other facilities, including our executive offices located in Walnut Creek, California.
In total the Company occupied approximately 1.2 million square feet as of December 31, 2016.
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
Item 3. Legal Proceedings

On October 21, 2010, a former employee individually and on behalf of a purported class consisting of all non-exempt employees who work or worked for American Reprographics Company, LLC and American Reprographics Company in the State of California at any time from October 21, 2006 through the settlement date filed an action against us in the Superior Court of California for the County of Orange. The complaint alleged, among other things, that the Company violated the California Labor Code by failing to (i) provide meal and rest periods, or compensation in lieu thereof, (ii) timely pay wages due at termination, and (iii) that those practices also violate the California Business and Professions Code. The relief sought included damages, restitution, penalties, interest, costs, and attorneys’ fees and such other relief as the court deems proper. On March 15, 2013, we participated in a private mediation session with claimants’ counsel which did not result in resolution of the claim. Subsequent to the mediation session, the mediator issued a proposal that was accepted by both parties. In the second quarter of 2016, the Company settled with the defendants and paid $1.0 million, which had been accrued as of December 31, 2015.
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

	2016		2015
	High	Low	High	Low
First Quarter	$4.53	$3.17	$10.42	$8.00
Second Quarter	$4.49	$3.74	$9.38	$6.90
Third Quarter	$4.31	$3.06	$7.80	$5.04
Fourth Quarter	$5.10	$3.25	$6.77	$4.26
Performance Graph
The following graph compares the cumulative 5-year total return to shareholders of ARC Document Solutions' common stock relative to the cumulative total returns of (a) the Russell 2000 index, (b) a customized group of 12 companies identified as: (1) having a business-to-business focus, (2) offering outsourced/managed services, (3) having a digital or technology service that is significant to their customer offering, and (4) involved in print publishing.
The graph assumes that the value of the investment in the Company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2011 and tracks it through December 31, 2016.

	2011	2012	2013	2014	2015	2016
ARC Document Solutions, Inc.	100.00	55.77	179.08	222.66	96.30	110.68
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
Managed Services & Publishing Peer Group	100.00	130.98	183.71	190.61	186.27	199.24
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
Holders
As of February 21, 2017, the approximate number of stockholders of record of our common stock was 111, and the closing price of our common stock was $4.67 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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

Issuer Purchases of Equity Securities
On February 8, 2016, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through December 31, 2017. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases are based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. As of December 31, 2016, $9.6 million remains available to the Company to purchase shares under the stock repurchase program.

Item 6. Selected Financial Data
The selected historical financial data presented below is derived from the audited consolidated financial statements of ARC Document Solutions for the fiscal years ended December 31, 2016, 2015, 2014, 2013, and 2012. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Statement of Operations Data:
Service Sales	$358,341	$378,638	$371,884	$355,358	$350,260
Equipment and Supplies Sales	47,980	50,027	51,872	51,837	55,858
Total net sales	406,321	428,665	423,756	407,195	406,118
Cost of sales	273,078	280,541	279,478	272,858	282,599
Gross profit	133,243	148,124	144,278	134,337	123,519
Selling, general and administrative expenses	100,214	107,280	107,672	96,800	93,073
Amortization of intangibles	4,833	5,642	5,987	6,612	11,035
Goodwill impairment	73,920	—	—	—	16,707
Restructuring expense	7	89	777	2,544	3,320
(Loss) income from operations	(45,731)	35,113	29,842	28,381	(616)
Other income, net	(72)	(99)	(96)	(106)	(100)
Loss on early extinguishment of debt	208	282	5,599	16,339	—
Interest expense, net	5,996	6,974	14,560	23,737	28,165
(Loss) income before income tax (benefit) provision	(51,863)	27,956	9,779	(11,589)	(28,681)
Income tax (benefit) provision	(4,364)	(69,432)	2,348	2,986	2,784
Net (loss) income	(47,499)	97,388	7,431	(14,575)	(31,465)
Income attributable to noncontrolling interest	(366)	(348)	(156)	(748)	(503)
Net (loss) income attributable to ARC Document Solutions	$(47,865)	$97,040	$7,275	$(15,323)	$(31,968)

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share amounts)
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(1.04)	$2.08	$0.16	$(0.33)	$(0.70)
Diluted	$(1.04)	$2.04	$0.15	$(0.33)	$(0.70)
Weighted average common shares outstanding:
Basic	45,932	46,631	46,245	45,856	45,668
Diluted	45,932	47,532	47,088	45,856	45,668

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Other Financial Data:
Depreciation and amortization	$31,751	$33,661	$34,135	$34,745	$39,522
Capital expenditures	$12,097	$14,245	$13,269	$18,191	$20,348
Interest expense, net	$5,996	$6,974	$14,560	$23,737	$28,165
	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$25,239	$23,963	$22,636	$27,362	$28,021
Total assets (1)	$399,577	$474,538	$411,628	$406,680	$411,620
Long term obligations (1)	$175,844	$195,729	$210,397	$229,816	$237,210
Total ARC stockholders’ equity	$149,916	$202,114	$102,775	$91,690	$103,896
Working capital	$44,892	$40,031	$20,664	$28,705	$40,650

(1) Total assets and Long term obligations for prior periods have been adjusted to reflect the adoption of Accounting Standards Update 2015-03, which required deferred financing fees to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset.

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

Construction Document and Information Management (CDIM), which consists of software services and professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color. Sales from traditional construction plan printing have been in steady decline since the last recession as technology supplants the use of traditional “blueprints,” but we believe there is market share still to be captured.

Software services are a smaller part of overall CDIM sales which we anticipate to continue to grow with the adoption of technology. The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
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

Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.

Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily to architectural, engineering and construction firms.
We have expanded our business beyond the services we traditionally provided to the architectural, engineering, construction, and building owner/operator (AEC/O) industry in the past and are currently focused on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the AEC/O industry continues to shift toward document management at customer locations and in the cloud, and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.
Acquisition activity during the last three years has been minimal and did not materially affect our overall business.

We believe we offer a distinct portfolio of services within the AEC/O industry, though clients outside of our core market continue to show significant interest in our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 77% of our net sales for the year ended December 31, 2016, with the remaining 23% consisting of sales to businesses outside of construction.
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
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of capital lease lines of credit. Our relationships with credit providers has provided attractive lease rates over the past two years, and as a result, we chose to lease rather than purchase equipment in a significant portion of our engagements.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
Non-GAAP Financial Measures.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the years ended December 31, 2016, 2015 and 2014 to reflect the exclusion of loss on extinguishment of debt, goodwill impairment, restructuring expense, trade secret litigation costs, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2016, 2015 and 2014. We believe these charges were the result of the then current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014 to exclude loss on extinguishment of debt, goodwill impairment, trade secret litigation costs, restructuring expense, and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA and net (loss) income attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Cash flows provided by operating activities	$53,142	$59,981	$50,012
Changes in operating assets and liabilities, net of effect of business acquisitions	3,918	4,905	4,438
Non-cash expenses, including depreciation, amortization and restructuring	(104,559)	32,502	(47,019)
Income tax (benefit) provision	(4,364)	(69,432)	2,348
Interest expense, net	5,996	6,974	14,560
Income attributable to the noncontrolling interest	(366)	(348)	(156)
Depreciation and amortization	31,751	33,661	34,135
EBITDA	(14,482)	68,243	58,318

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. shareholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(47,865)	$97,040	$7,275
Interest expense, net	5,996	6,974	14,560
Income tax (benefit) provision	(4,364)	(69,432)	2,348
Depreciation and amortization	31,751	33,661	34,135
EBITDA	(14,482)	68,243	58,318
Loss on extinguishment of debt	208	282	5,599
Goodwill impairment	73,920	—	—
Trade secret litigation costs (1)	—	34	3,766
Restructuring expense (2)	7	89	777
Stock-based compensation	2,693	3,512	3,802
Adjusted EBITDA	$62,346	$72,160	$72,262

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

(2) In October 2012, we initiated a restructuring plan which included the closure or downsizing of the Company's service center locations, as well as a reduction in headcount. Restructuring expenses in 2016, 2015 and 2014 primarily consist of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
The following is a reconciliation of net (loss) income margin attributable to ARC to EBITDA margin and adjusted EBITDA margin:

	Year Ended December 31,
	2016 (1)	2015	2014 (1)
Net (loss) income margin attributable to ARC	(11.8)%	22.6%	1.7%
Interest expense, net	1.5	1.6	3.4
Income tax (benefit) provision	(1.1)	(16.2)	0.6
Depreciation and amortization	7.8	7.9	8.1
EBITDA margin	(3.6)	15.9	13.8
Loss on extinguishment of debt	0.1	0.1	1.3
Goodwill impairment	18.2	—	—
Trade secret litigation costs	—	—	0.9
Restructuring expense	—	—	0.2
Stock-based compensation	0.7	0.8	0.9
Adjusted EBITDA margin	15.3%	16.8%	17.1%

(1)	Column does not foot due to rounding.

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. shareholders to adjusted net income attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands, except per share amounts)	2016	2015	2014
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(47,865)	$97,040	$7,275
Loss on extinguishment of debt	208	282	5,599
Goodwill impairment	73,920	—	—
Restructuring expense	7	89	777
Trade secret litigation costs	—	34	3,766
Income tax benefit related to above items	(13,419)	(158)	(3,953)
Deferred tax valuation allowance and other discrete tax items	247	(80,513)	(1,657)
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$13,098	$16,774	$11,807
Actual:
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(1.04)	$2.08	$0.16
Diluted	$(1.04)	$2.04	$0.15
Weighted average common shares outstanding:
Basic	45,932	46,631	46,245
Diluted	45,932	47,532	47,088
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.29	$0.36	$0.26
Diluted	$0.28	$0.35	$0.25
Weighted average common shares outstanding:
Basic	45,932	46,631	46,245
Diluted	46,561	47,532	47,088

Results of Operations

				2016 Versus 2015		2015 Versus 2014
	Year Ended December 31,			Increase (decrease)		Increase (decrease)
(In millions, except percentages)	2016 (1)	2015 (1)	2014 (1)	$(1)%		$(1)%
CDIM	$212.5	$221.2	$219.8	$(8.7)	(3.9)%	$1.4	0.6%
MPS	131.8	144.2	141.3	(12.4)	(8.6)%	2.9	2.1%
AIM	14.0	13.2	10.8	0.8	6.0%	2.4	22.2%
Total services sales	$358.3	$378.6	$371.9	$(20.3)	(5.4)%	$6.7	1.8%
Equipment and Supplies Sales	48.0	50.0	51.9	(2.0)	(4.1)%	(1.9)	(3.7)%
Total net sales	$406.3	$428.7	$423.8	$(22.3)	(5.2)%	$4.9	1.2%
Gross profit	$133.2	$148.1	$144.3	$(14.9)	(10.0)%	$3.8	2.6%
Selling, general and administrative expenses	$100.2	$107.3	$107.7	$(7.1)	(6.6)%	$(0.4)	(0.4)%
Amortization of intangibles	$4.8	$5.6	$6.0	$(0.8)	(14.3)%	$(0.4)	(6.7)%
Goodwill impairment	$73.9	$—	$—	$73.9	100.0%	$—	—%
Restructuring expense	$—	$0.1	$0.8	$(0.1)	(92.1)%	$(0.7)	(87.5)%
Loss on extinguishment of debt	$0.2	$0.3	$5.6	$(0.1)	(26.2)%	$(5.3)	(94.6)%
Interest expense, net	$6.0	$7.0	$14.6	$(1.0)	(14.0)%	$(7.6)	(52.1)%
Income tax (benefit) provision	$(4.4)	$(69.4)	$2.3	$65.1	(93.7)%	$(71.7)	(3,117.4)%
Net (loss) income attributable to ARC	$(47.9)	$97.0	$7.3	$(144.9)	(149.3)%	$89.7	1,228.8%
Adjusted net income attributable to ARC	$13.1	$16.8	$11.8	$(3.7)	(21.9)%	$5.0	42.4%
Cash flows provided by operating activities	$53.1	$60.0	$50.0	$(6.8)	(11.4)%	$10.0	20.0%
EBITDA	$(14.5)	$68.2	$58.3	$(82.7)	(121.2)%	$9.9	17.0%
Adjusted EBITDA	$62.3	$72.2	$72.3	$(9.8)	(13.6)%	$(0.1)	(0.1)%

(1)	Column does not foot due to rounding.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2016(1)	2015(1)	2014 (1)
Net Sales	100.0%	100.0%	100.0%
Cost of sales	67.2	65.4	66.0
Gross profit	32.8	34.6	34.0
Selling, general and administrative expenses	24.7	25.0	25.4
Amortization of intangibles	1.2	1.3	1.4
Goodwill impairment	18.2	—	—
Restructuring expense	—	—	0.2
(Loss) income from operations	(11.3)	8.2	7.0
Other income, net	—	—	—
Loss on extinguishment of debt	0.1	0.1	1.3
Interest expense, net	1.5	1.6	3.4
(Loss) income before income tax (benefit) provision	(12.8)	6.5	2.3
Income tax (benefit) provision	(1.1)	(16.2)	0.6
Net (loss) income	(11.7)	22.7	1.8
Income attributable to the noncontrolling interest	(0.1)	(0.1)	—
Net (loss) income attributable to ARC	(11.8)%	22.6%	1.7%

EBITDA	(3.6)%	15.9%	13.8%
Adjusted EBITDA	15.3%	16.8%	17.1%

(1)	Column does not foot due to rounding.
Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015
Net Sales
Net sales in 2016 decreased 5.2%, compared to 2015. The decrease in net sales was due primarily to declines in our print-based service offerings.
CDIM. CDIM services in 2016 decreased $8.7 million, or 3.9%, compared to 2015. The decrease in sales of CDIM services was primarily due to the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. Also contributing to the decline in CDIM was a decline in color printing services which was primarily driven by a color service location closure in our United Kingdom operations. These declines outpaced sales increases in our cloud and mobile document services such as SKYSITE®. CDIM services represented 52% of total net sales for both the year ended December 31, 2016 and 2015.
MPS. MPS services in 2016 decreased $12.4 million or 8.6%, due primarily to a national MPS account that did not renew its agreement with us, following a merger, at the end of 2015. Also contributing to the decline was the continued optimization of our customers' in-house print environment driving a decrease in print volumes, which was partially offset by new MPS placements in 2016. Our MPS offering delivers value to customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services represented approximately 32% of total net sales for 2016, compared to approximately 34% during 2015, respectively.
The number of MPS accounts has grown to approximately 9,400 as of December 31, 2016, an increase of approximately 400 locations compared to December 31, 2015. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.

We intend to continue the expansion of our MPS offering through our regional sales force and through our national accounts group "Global Solutions." Our Global Solutions sales force has established long-term contract relationships with 25 of the largest 100 AEC/O firms. MPS services are driven in large part by the number of customer employees at an office as that drives office printing and copying.
AIM. Year-over-year sales of AIM Services increased by $0.8 million, or 6.0%, in 2016, compared to 2015. The growth in AIM services was driven by new customer engagements. We are focused on achieving growth in AIM, as we believe we have developed a valuable solution to offer our existing AEC/O customers and other customers that wish to leverage the benefits of the service, which we believe will result in a long-term growth area for us. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Equipment and Supplies Sales decreased by $2.0 million, or 4.1% in 2016, primarily due to a decline in equipment sales in the U.S. during 2016. Changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales represented approximately 12% of total net sales for both the year ended December 31, 2016 and 2015. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $20.8 million in 2016, as compared to $20.9 million in 2015. In the long term we do not anticipate growth in Equipment and Supplies Sales in the United States or China, as we are placing more focus on growth in AIM and MPS sales and converting sales contracts to MPS agreements.
Gross Profit
Gross profit and gross margin decreased to $133.2 million, and 32.8%, in 2016, compared to $148.1 million, and 34.6%, in 2015, on a sales decrease of $22.3 million.
The decline in our gross margins in 2016 was primarily driven by the impact of lower revenue reducing our ability to leverage the fixed portion of our overhead and labor costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $7.1 million or 6.6% in 2016 compared to 2015.
General and administrative expenses in 2016 decreased $2.6 million or 4.2% compared to 2015. The reduction in expenses was primarily due to cost reduction initiatives undertaken in 2016 and a decline in stock-based compensation expense, which were partially offset by investments in general and administrative staff to support our new technology-enabled offerings.
Year-over-year sales and marketing expenses decreased $4.5 million in 2016 compared to 2015. Decreases in sales and marketing expenses was primarily due to a reduction in sales compensation as a result of our sales decrease.
Amortization of Intangibles
Amortization of intangibles of $4.8 million in 2016 decreased compared to 2015, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Goodwill impairment
At June 30, 2016, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. Our analysis indicated that five of our eight reporting units, four in the United States and one in Canada, had a goodwill impairment as of June 30, 2016. Accordingly, the Company recorded a pretax, non-cash charge in 2016 to reduce the carrying value of goodwill by $73.9 million.
See Note 4, “Goodwill and other Intangibles Resulting From Business Acquisitions” for further information regarding the process of assessing goodwill impairment.

Restructuring Expense
Restructuring expenses totaled $7 thousand in 2016, primarily consisting of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.
See Note 3, “Restructuring Expenses” for further information.
Loss on extinguishment of debt
As of December 31, 2016, we have paid $54.0 million in aggregate principal of our $175.0 million Term Loan Credit Agreement, which was $19.0 million above our required principal payments since the inception of the credit agreement. Principal payments of $22.0 million in 2016 resulted in a loss on extinguishment of debt of $0.2 million in for the year ended December 31, 2016.
Interest Expense, Net
Net interest expense totaled $6.0 million in 2016, compared to $7.0 million in 2015. The decrease was primarily as a result of the early extinguishment of our long-term debt as described above.
Income Taxes
We recorded an income tax benefit of $4.4 million in relation to pretax loss of $51.9 million for 2016, which resulted in an effective income tax rate of 8.4%.
Our low effective tax rate was primarily related to $41.3 million of goodwill impairment related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of. Excluding the impact of the goodwill impairment, our 2016 effective income tax rate would have been 39.9%.
We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2016.
Our gross deferred tax assets remain available to us for use in future years until they fully expire, which based on forecasted continuing profitability, we estimate that it is more likely than not that future earnings will be sufficient to realize certain of our deferred tax assets. As of December 31, 2016, we had approximately $79.9 million of consolidated federal, $96.6 million of state and $2.6 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2011 and will begin to expire in varying amounts between 2017 and 2021. The state net operating loss carryforwards expire in varying amounts between 2017 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2017.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net (Loss) Income Attributable to ARC
Net (loss) income attributable to ARC was $(47.9) million in 2016, as compared to $97.0 million in 2015. The decrease in net income attributable to ARC in 2016 versus the prior year is primarily due to the goodwill impairment charge in 2016 and the reversal of the valuation allowance on certain of our deferred tax assets in 2015.
EBITDA
EBITDA margin decreased to (3.6)% in 2016, as compared to 15.9% in 2015. Excluding the effect of the loss on extinguishment of debt, goodwill impairment, legal fees associated with trade secret litigation, restructuring expense and stock-based compensation, adjusted EBITDA margin decreased to 15.3% in 2016, as compared to 16.8% in 2015. The decrease in EBITDA margin was due to the declines in revenue and gross margin described above.
Fiscal Year Ended December 31, 2015 Compared to Fiscal Year Ended December 31, 2014
Net Sales
Net sales in 2015 increased 1.2%. The increase in net sales was due to higher sales activity in all service sales categories compared to prior year, as further explained below.

CDIM. CDIM services in 2015 increased $1.4 million, or 0.6%, compared to 2014. The increase in sales was primarily due to growth in our specialized color printing services as a result of our continued focus on the expansion and enhancement of our color service offering to both our AEC/O and non-AEC/O customer base. Also contributing to our growth was increased sales in our cloud and mobile document services such as SKYSITE. These increases outpaced sales declines resulting from reduced demand for printed construction drawings driven by the ongoing adoption of technology replacing traditional print-based service offerings. CDIM services represented 52% of total net sales for both the year ended December 31, 2015 and 2014.
MPS. MPS services in 2015 increased $2.9 million or 2.1%. Revenues from MPS Services represented approximately 34% of total net sales for 2015, compared to approximately 33% during 2014, respectively. The number of MPS accounts as of December 31, 2015 was approximately 9,000, an increase of approximately 500 locations compared to December 31, 2014, due primarily to growth in new MPS placements in which customers outsource their entire printing function to us.
AIM. Year-over-year sales of AIM Services increased by $2.4 million, or 22.2%, in 2015, compared to 2014. The growth in AIM was driven by new customer engagements and the opening of dedicated AIM service centers in various U.S. locations.
Equipment and Supplies Sales. Equipment and Supplies Sales decreased by $1.9 million, or 3.7% in 2015, due to a decline in equipment sales in the U.S. during 2015. This decrease was partially offset by a non-recurring increase in equipment sales in the Chinese market. Equipment and Supplies Sales represented approximately 12% of total net sales for both the year ended December 31, 2015 and 2014. Equipment and Supplies Sales derived from UDS were $20.9 million in 2015, as compared to $19.3 million in 2014.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.4 million or 0.4% in 2015 compared to 2014.
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

Loss on extinguishment of debt
As of December 31, 2015, we had paid $32.0 million in aggregate principal since the inception of our $175.0 million Term Loan Credit Agreement, which was $14.5 million more than the required principal payments for the year ended December 31, 2015. The $14.5 million pay down of the term loan resulted in a loss on the early extinguishment of debt of $0.3 million in 2015.
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
Our 2015 income tax benefit was primarily due to the reversal of the valuation allowance on certain of our deferred tax assets. At September 30, 2015, as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings would be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S.valuation allowance resulting in non-cash income tax benefit of $80.7 million in 2015. We continued to carry a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2015.
Our 2015 effective income tax rate would have been 39.3% after excluding valuation allowance reversals and certain nondeductible stock based compensation.
Our gross deferred tax assets remain available to us for use in future years until they fully expire. As of December 31, 2015, we had approximately $83.1 million of consolidated federal, $100.6 million of state and $1.9 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will expire in varying amounts between 2016 and 2020. The state net operating loss carryforwards expire in varying amounts between 2016 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2016.
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
Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2016. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2016				2015
CDIM	$53,665	$54,860	$53,228	$50,758	$54,643	$58,835	$54,710	$52,987
MPS	33,231	34,055	32,796	31,729	35,877	37,134	35,923	35,310
AIM	3,739	3,666	3,154	3,460	2,805	3,367	3,751	3,296
Total service revenue	90,635	92,581	89,178	85,947	93,325	99,336	94,384	91,593
Equipment and Supplies Sales	12,915	11,189	11,265	12,611	10,994	14,053	12,034	12,946
Total net sales	$103,550	$103,770	$100,443	$98,558	$104,319	$113,389	$106,418	$104,539
Quarterly sales as a % of annual sales	25.5%	25.5%	24.7%	24.3%	24.3%	26.5%	24.8%	24.4%
Gross profit	$33,737	$36,392	$32,730	$30,384	$36,021	$40,859	$35,943	$35,301
Gross margin	32.6%	35.1%	32.6%	30.8%	34.5%	36.0%	33.8%	33.8%
Income from operations	$6,066	$(64,268)	$6,677	$5,794	$7,003	$12,274	$8,748	$7,088
EBITDA	$13,979	$(56,503)	$14,423	$13,619	$15,609	$20,527	$17,042	$15,065
Net income (loss) attributable to ARC	$2,574	$(55,904)	$2,841	$2,624	$4,436	$9,257	$80,286	$3,061
Income (loss) per share attributable to ARC shareholders:
Basic	$0.06	$(1.22)	$0.06	$0.06	$0.10	$0.20	$1.72	$0.07
Diluted	$0.05	$(1.22)	$0.06	$0.06	$0.09	$0.19	$1.69	$0.06
The following is a reconciliation of EBITDA to net income (loss) for each respective quarter.

	Quarter Ended (In thousands)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2016				2015
EBITDA	$13,979	$(56,503)	$14,423	$13,619	$15,609	$20,527	$17,042	$15,065
Interest expense, net	(1,446)	(1,526)	(1,563)	(1,461)	(1,857)	(1,939)	(1,679)	(1,499)
Income tax (provision) benefit	(1,969)	10,015	(2,162)	(1,520)	(761)	(811)	73,338	(2,334)
Depreciation and amortization	(7,990)	(7,890)	(7,857)	(8,014)	(8,555)	(8,520)	(8,415)	(8,171)
Net income (loss) attributable to ARC	$2,574	$(55,904)	$2,841	$2,624	$4,436	$9,257	$80,286	$3,061
We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily indications of future performance. In addition, our quarterly operating results, particularly those of our CDIM offerings, are typically affected by seasonal factors, primarily the number of working days in a quarter and the holiday season in the fourth quarter. Therefore, historically, in regards to our service offerings, our fourth quarter has generally been the slowest and the least profitable. While our CDIM business is still influenced by the nature of building cycles, our remaining offerings are less so. MPS Services are driven by the production of office documents and our customer's desire to improve business processes and reduce print management costs. We recorded a goodwill impairment charge of $73.9 million during the quarter ended June 30, 2016. We reversed our valuation allowance against certain deferred tax assets of $76.1 million, $3.3 million, and $1.5 million during the quarters ended September 30, 2015, June 30, 2015, and March 31, 2015, respectively.
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
Total cash and cash equivalents as of December 31, 2016 was $25.2 million. Of this amount, $13.6 million was held in foreign countries, with $11.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$53,142	$59,981	$50,012
Net cash used in investing activities	$(10,996)	$(13,656)	$(13,796)
Net cash used in financing activities	$(39,796)	$(44,207)	$(40,771)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The overall decrease in cash flows from operations in 2016 was primarily as a result of the decline in profitability, as well as the timing of sales and cash collections, partially offset by the timing of cash outlays related to accounts payable and accrued expenses and the reduction in our interest expense resulting from the reduction in principal of our Term A Loan Facility. Days sales outstanding (“DSO”) increased to 55 days as of December 31, 2016 from 52 days as of December 31, 2015. We continue our focus on the timely collection of our accounts receivable.
The overall increase in cash flows from operations in 2015 was primarily due to the reduction in our interest expense resulting from both our debt refinancing in 2014, and reduction in principal of our Term A Loan Facility. DSO remained at 52 days as of December 31, 2015 and 2014.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $12.1 million, $14.2 million, and $13.3 million in 2016, 2015 and 2014, respectively. The change in capital expenditures from 2015 to 2016 is driven by the timing of new MPS placements, and whether such equipment is leased or purchased with available cash. The increase in capital expenditures from 2014 to 2015, was primarily due to our decision to purchase more equipment in the second and third quarters of 2015 rather than leasing equipment to take advantage of vendor rebates. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $39.8 million used in financing activities in 2016 primarily relates to payments on our debt agreements and capital leases and common stock repurchases made pursuant to our stock repurchase program which commenced during the first quarter of 2016. As of December 31, 2016, we have paid $54.0 million in aggregate principal since the inception of our $175.0 million Term Loan Credit Agreement. Principal payments made were $19.0 million more than the required principal payments since the inception of the agreement. In addition, we purchased approximately 1.3 million shares of our Company's outstanding common stock for $5.3 million pursuant to our stock repurchase program in 2016.
Our cash position, working capital, and debt obligations as of December 31, 2016, 2015 and 2014 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In thousands)	2016	2015	2014
Cash and cash equivalents	$25,239	$23,963	$22,636
Working capital	$44,892	$40,031	$20,664

Borrowings from term loan facility (1) (2)	$120,911	$141,414	$170,560
Other debt obligations	36,262	29,978	30,885
Total debt obligations	$157,173	$171,392	$201,445

(1)	Net of deferred financing fees of $1,039, $1,586 and $2,440 at December 31, 2016, 2015 and 2014, respectively.

(2)	Includes $1.0 million of revolving loans outstanding under Term A Loan Facility at December 31, 2016.
The increase of $4.9 million in working capital in 2016 was primarily due to a reduction in accrued expenses and an increase in cash and cash equivalents of $1.3 million. The decrease in accrued expenses was due to the timing of income tax payments, a settlement payment of $1.0 million in the second quarter of 2016 and the timing of interest payments related to our Term A Loan Facility. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $25.2 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had outstanding borrowings of $1.0 million as of December 31, 2016, excluding contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Term A and Revolving Loan Facility
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
The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as amended on June 24, 2016, the Company is required to maintain, as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. The Company was in compliance with its covenants as of December 31, 2016, and is forecasted to remain in compliance with its covenants for the remainder of the term of the agreement.
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

	December 31, 2016
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Term A Loan Facility	$121,000	$—	2.86%
Revolving Loan Facility Under Term A Credit Agreement (1)	950	26,949	2.64%
	$121,950	$26,949

 (1) Term A loan facility available borrowing capacity, net of $2.1 million of outstanding standby letters of credit as of December 31, 2016
Capital Leases
As of December 31, 2016, we had $36.2 million of capital lease obligations outstanding, with a weighted average interest rate of 5.6% and maturities between 2017 and 2021.
Other Notes Payable
As of December 31, 2016, we had $31.0 thousand of notes payable outstanding, with an average interest rate of 10.7% and maturities through 2019. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of December 31, 2016, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Our future contractual obligations as of December 31, 2016, are as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Debt obligations (1)	$121,981	$14	$121,967	$—	$—
Capital lease obligations	36,231	13,759	17,612	4,860	—
Interest on long-term debt and capital leases	11,030	4,995	5,884	151	—
Operating leases	47,156	15,281	18,669	9,991	3,215
Total	$216,398	$34,049	$164,132	$15,002	$3,215

(1) Excludes deferred financing fees of $1,039 as of December 31, 2016.

Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.
Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of December 31, 2016, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.4 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our consolidated statement of operations.
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
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. During 2016, we performed an interim goodwill impairment analysis as of June 30, 2016 in addition to its annual goodwill impairment analysis as of September 30, 2016.
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
Our interim goodwill impairment analysis indicated that five of our eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis; however, step two of the analysis was subject to finalization of the implied fair value of goodwill. The preliminary results of step two of the goodwill impairment analysis indicated that our goodwill was impaired by approximately $73.9 million. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. We completed step two of the analysis in the third quarter of 2016 with no change to the previous estimate.
At September 30, 2016, we performed our annual assessment and determined that goodwill was not impaired. The resulting analysis showed one reporting unit, which had previously recognized an impairment in our interim goodwill impairment analysis, failing step one of the analysis, but no additional impairment of the related goodwill was required as of September 30, 2016 or December 31, 2016.
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
As of September 30, 2016, the estimated fair values of our reporting units were based upon their respective projected EBITDA margins, which were anticipated to vary from annual declines to increases up to 100 basis points for the periods analyzed. These cash flows were discounted using a weighted average cost of capital ranging from 10% to 12%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
The results of step one of the goodwill impairment test, as of September 30, 2016, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	5	$—
Reporting units failing step one that continue to carry a goodwill balance	1	17,637
Fair value of reporting unit exceeds its carrying value by more than 100%	2	$121,051
	8	$138,688
The goodwill balances reflected above are net of the $73.9 million goodwill impairment recognized in the second quarter of 2016.
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
Given the current economic environment, the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2016 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2017, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S. valuation allowance resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2016.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of December 31, 2016. We report tax-related interest and penalties as a component of income tax expense.
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
As of December 31, 2016, we had $158.2 million of total debt and capital lease obligations, of which approximately 23% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at December 31, 2016, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.9 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2016, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2016.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARC Document Solutions, Inc.
Walnut Creek, California
We have audited the internal control over financial reporting of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2017

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2016, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2017 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2017 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2017 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements

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
Item 16 Form 10-K Summary.
Not applicable.

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

10.35
Amendment dated May 9, 2016 to Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 3, 2016).^

10.36
Amendment to Credit Agreement, dated June 24, 2016, among ARC Documents Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2016).

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
Date: March 1, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial Officer)	March 1, 2017

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 1, 2017

/s/ ERIBERTO SCOCIMARA Eriberto Scocimara	Director	March 1, 2017

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 1, 2017

/s/ JAMES F. MCNULTY James F. McNulty	Director	March 1, 2017

/s/ MARK W. MEALY Mark W. Mealy	Director	March 1, 2017

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	March 1, 2017

/s/ JOHN G. FREELAND John G. Freeland	Director	March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ARC Document Solutions, Inc.
Walnut Creek, California
We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARC Document Solutions, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 1, 2017

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$25,239	$23,963
Accounts receivable, net of allowances for accounts receivable of $2,060 and $2,094	59,735	60,085
Inventories, net	18,184	16,972
Prepaid expenses	3,861	4,555
Other current assets	4,785	4,131
Total current assets	111,804	109,706
Property and equipment, net of accumulated depreciation of $201,192 and $202,457	60,735	57,590
Goodwill	138,688	212,608
Other intangible assets, net	13,202	17,946
Deferred income taxes	72,963	74,196
Other assets	2,185	2,492
Total assets	$399,577	$474,538
Liabilities and Equity
Current liabilities:
Accounts payable	$24,782	$23,989
Accrued payroll and payroll-related expenses	12,219	12,118
Accrued expenses	16,138	19,194
Current portion of long-term debt and capital leases	13,773	14,374
Total current liabilities	66,912	69,675
Long-term debt and capital leases	143,400	157,018
Deferred income taxes	30,296	35,933
Other long-term liabilities	2,148	2,778
Total liabilities	242,756	265,404
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,428 and 47,130 shares issued and 45,988 and 47,029 shares outstanding	47	47
Additional paid-in capital	117,749	115,089
Retained earnings	41,822	89,687
Accumulated other comprehensive loss	(3,793)	(2,097)
	155,825	202,726
Less cost of common stock in treasury, 1,440 and 101 shares	5,909	612
Total ARC Document Solutions, Inc. stockholders’ equity	149,916	202,114
Noncontrolling interest	6,905	7,020
Total equity	156,821	209,134
Total liabilities and equity	$399,577	$474,538
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Service sales	$358,341	$378,638	$371,884
Equipment and supplies sales	47,980	50,027	51,872
Total net sales	406,321	428,665	423,756
Cost of sales	273,078	280,541	279,478
Gross profit	133,243	148,124	144,278
Selling, general and administrative expenses	100,214	107,280	107,672
Amortization of intangible assets	4,833	5,642	5,987
Goodwill impairment	73,920	—	—
Restructuring expense	7	89	777
(Loss) income from operations	(45,731)	35,113	29,842
Other income, net	(72)	(99)	(96)
Loss on extinguishment of debt	208	282	5,599
Interest expense, net	5,996	6,974	14,560
(Loss) income before income tax (benefit) provision	(51,863)	27,956	9,779
Income tax (benefit) provision	(4,364)	(69,432)	2,348
Net (loss) income	(47,499)	97,388	7,431
Income attributable to noncontrolling interest	(366)	(348)	(156)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(47,865)	$97,040	$7,275

(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(1.04)	$2.08	$0.16
Diluted	$(1.04)	$2.04	$0.15
Weighted average common shares outstanding:
Basic	45,932	46,631	46,245
Diluted	45,932	47,532	47,088
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net (loss) income	$(47,499)	$97,388	$7,431
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(2,191)	(2,116)	(851)
Fair value adjustment of derivatives, net of tax	14	(211)	—
Other comprehensive loss, net of tax	(2,177)	(2,327)	(851)
Comprehensive (loss) income	(49,676)	95,061	6,580
Comprehensive (loss) income attributable to noncontrolling interest	(115)	(43)	100
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(49,561)	$95,104	$6,480
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Income (loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2013	46,365	$46	$105,806	$(14,628)	$634	$(168)	$7,449	$99,139
Stock-based compensation	167		3,532					3,532
Issuance of common stock under Employee Stock Purchase Plan	13		82					82
Stock options exercised	223	1	1,230					1,231
Dividends paid to noncontrolling interest							(486)	(486)
Treasury shares	32					(240)		(240)
Comprehensive income (loss)				7,275	(795)		100	6,580
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	131		3,783					3,783
Issuance of common stock under Employee Stock Purchase Plan	21		111					111
Stock options exercised	154	—	673					673
Tax deficiency from stock-based compensation			(128)					(128)
Treasury shares	24					(204)		(204)
Comprehensive income (loss)				97,040	(1,936)		(43)	95,061
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	229		2,693					2,693
Issuance of common stock under Employee Stock Purchase Plan	33		120					120
Stock options exercised	36	—	98					98
Tax deficiency from stock-based compensation			(251)					(251)
Treasury shares	—					(5,297)		(5,297)
Comprehensive (loss) income				(47,865)	(1,696)		(115)	(49,676)
Balance at December 31, 2016	47,428	$47	$117,749	$41,822	$(3,793)	$(5,909)	$6,905	$156,821
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net (loss) income	$(47,499)	$97,388	$7,431
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	918	340	546
Depreciation	26,918	28,019	28,148
Amortization of intangible assets	4,833	5,642	5,987
Amortization of deferred financing costs	445	589	758
Amortization of discount on long-term debt	—	—	764
Goodwill impairment	73,920	—	—
Stock-based compensation	2,693	3,512	3,802
Deferred income taxes	(4,711)	10,173	5,429
Deferred tax valuation allowance	51	(80,669)	(3,552)
Loss on early extinguishment of debt	208	282	5,599
Other non-cash items, net	(716)	(390)	(462)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(1,294)	729	(6,898)
Inventory	(1,590)	(967)	(2,220)
Prepaid expenses and other assets	109	2,296	(1,830)
Accounts payable and accrued expenses	(1,143)	(6,963)	6,510
Net cash provided by operating activities	53,142	59,981	50,012
Cash flows from investing activities
Capital expenditures	(12,097)	(14,245)	(13,269)
Other	1,101	589	(527)
Net cash used in investing activities	(10,996)	(13,656)	(13,796)
Cash flows from financing activities
Proceeds from stock option exercises	98	673	1,227
Proceeds from issuance of common stock under Employee Stock Purchase Plan	120	111	82
Share repurchases	(5,297)	(204)	(240)
Contingent consideration on prior acquisitions	(571)	(413)	—
Proceeds from borrowings on long-term debt agreements	—	—	175,000
Early extinguishment of long-term debt	(22,000)	(14,500)	(194,500)
Payments on long-term debt agreements and capital leases	(12,990)	(27,329)	(19,217)
Net borrowings (repayments) under revolving credit facilities	950	(1,888)	98
Payment of deferred financing costs	(106)	(25)	(2,735)
Payment of hedge premium	—	(632)	—
Dividends paid to noncontrolling interest	—	—	(486)
Net cash used in financing activities	(39,796)	(44,207)	(40,771)
Effect of foreign currency translation on cash balances	(1,074)	(791)	(171)
Net change in cash and cash equivalents	1,276	1,327	(4,726)
Cash and cash equivalents at beginning of period	23,963	22,636	27,362
Cash and cash equivalents at end of period	$25,239	$23,963	$22,636
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,936	$7,247	$13,303
Income taxes paid, net	$971	$721	$548
Noncash financing activities:
Capital lease obligations incurred	$18,948	$13,157	$19,055
Contingent liabilities in connection with the acquisition of businesses	$75	$—	$1,768
Liabilities in connection with deferred financing costs	$—	$—	$8
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, Australia, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s joint venture in China, held $11.7 million of the Company’s cash and cash equivalents as of December 31, 2016. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2%, 4% or 4% of net sales during the years ended December 31, 2016, 2015 and 2014, respectively.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 33%, 31% and 30% for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during the years ended December 31, 2016, 2015 and 2014 comprised approximately 40%, 37%, and 33% respectively, of the Company’s total purchases of inventory and supplies.

Allowance for Doubtful Accounts
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. In 2016, 2015, and 2014 the Company recorded expenses of $0.9 million, $0.3 million and $0.5 million, respectively, related to the allowance for doubtful accounts.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or market. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or market. Charges to increase inventory reserves are recorded as an increase in cost of sales. Estimated inventory obsolescence has been provided for in the financial statements and has been within the range of management’s expectations. As of December 31, 2016 and 2015, the reserves for inventory obsolescence was $0.7 million and 0.9 million, respectively.
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
At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability (as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes), the Company determined it was more likely than not future earnings would be sufficient to realize deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S.valuation allowance resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company continues to carry a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2016.
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

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 5 “Property and Equipment”) includes $0.8 million and $0.6 million of capitalized software development costs as of December 31, 2016 and 2015, net of accumulated amortization of $18.1 million and $17.7 million as of December 31, 2016 and 2015, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.4 million, $0.2 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2016, 2015 or 2014.
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its term loan credit agreement ("Term A Credit Agreement"). At December 31, 2016 and 2015, the Company had deferred financing costs of $1.0 million and $1.6 million, respectively, net of accumulated amortization of $1.6 million and $1.0 million, respectively.
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

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $3.9 million and $6.3 million as of December 31, 2016 and 2015, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Interest rate cap contracts: The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments. Interest rate cap contracts reported in the Company's Consolidated Balance Sheet were $39 thousand as of December 31, 2016.

Contingent Liabilities: The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of December 31, 2016, the estimated contractually required earnout amounts would be achieved. Liabilities for future earnout obligations totaled $0.4 million as of December 31, 2016.
Short- and long-term debt: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2016 for borrowings under its Term Loan Credit Agreement is $121.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $121.0 million, as of December 31, 2016.
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
The Company is self-insured for healthcare benefits provided to certain employees in the United States, with a stop-loss at $250 thousand per individual. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s results could be materially affected by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends. Other employees are covered by other offered healthcare benefits.
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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $11.1 million, $11.2 million, and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2016, 2015 and 2014.

Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary.
Comprehensive (Loss) Income
The Company’s comprehensive (loss) income includes foreign currency translation adjustments and the fair value adjustment of derivatives, net of taxes.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2016	2015	2014
Service Sales
CDIM	$212,511	$221,174	$219,764
MPS	131,811	144,244	141,313
AIM	14,019	13,220	10,807
Total services sales	358,341	378,638	371,884
Equipment and Supplies Sales	47,980	50,027	51,872
Total net sales	$406,321	$428,665	$423,756

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. Operations outside the United States have historically been small. See table below for revenues and long-lived assets, net, excluding intangible assets, attributable to the Company’s U.S. operations and foreign operations.

	Year Ended December 31,
	2016			2015			2014
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$353,077	$53,244	$406,321	$366,082	$62,583	$428,665	$364,382	$59,374	$423,756
Long-lived assets, net, excluding intangible assets	$54,847	$5,888	$60,735	$50,777	$6,813	$57,590	$51,826	$7,694	$59,520
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $1.9 million, $2.0 million, and $1.7 million during the years ended December 31, 2016, 2015 and 2014, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.

Total stock-based compensation for the years ended December 31, 2016, 2015 and 2014, was $2.7 million, $3.5 million and $3.8 million, respectively and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.
The weighted average fair value at the grant date for options issued in the fiscal years ended December 31, 2016, 2015 and 2014, was $2.07, $4.88 and $3.69 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for the years ended December 31, 2016 and 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Weighted average assumptions used:
Risk free interest rate	1.43%	1.62%	2.12%
Expected volatility	56.8%	56.2%	57.3%
Expected dividend yield	—%	—%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2016, 2015 and 2014 was 6.5 years, 6.4 years and 7.1 years, respectively.
For fiscal years 2016, 2015 and 2014, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company assumed a forfeiture rate of 4% in 2016, 4% in 2015 and 3% in 2014. The Company’s assumed forfeiture rate is based on the historical forfeiture rate for employees at similar levels in the Company. The Company reviews its forfeiture rate at least on an annual basis.
As of December 31, 2016, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.
For additional information, see Note 9 “Employee Stock Purchase Plan and Stock Plan.”
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $6.2 million, $5.8 million and $6.3 million during the fiscal years ended December 31, 2016, 2015 and 2014, respectively.
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
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 4.7 million, 2.0 million and 1.5 million common shares excluded from the calculation of diluted net (loss) income attributable to ARC per common share as their effect would have been anti-dilutive for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Weighted average common shares outstanding during the period — basic	45,932	46,631	46,245
Effect of dilutive stock options	—	901	843
Weighted average common shares outstanding during the period — diluted	45,932	47,532	47,088
Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, Intangibles—Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Accordingly, the Company will be required to perform its annual, or interim, goodwill impairment tests by comparing the fair value of a reporting unit with its respective carrying value, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. In its most recent goodwill impairment analysis, the fair value of one of the Company's reporting units, which previously recorded a partial goodwill impairment in the second quarter of 2016, was less than its respective carrying amount; however, the implied fair value of such goodwill exceeded the carrying amount of goodwill. As such, the total of $17.6 million of remaining goodwill attributable to this reporting unit, or a portion thereof, is at risk of impairment upon the adoption of ASU 2017-04.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses diversity in practice for classification of certain transactions in the statement of cash flows including, but not limited to: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2016-15 on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when share-based awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company's statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. While the Company is continuing to assess the potential impacts that ASC 842 will have on its consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases related to its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value and amends existing guidance which requires inventory be measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for financial statement preparers. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The new guidance amends Accounting Standards Codification ("ASC") 350-40, Intangibles - Goodwill and Other, Internal-Use Software, to provide guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted ASU 2015-05 on January 1, 2016. The adoption of ASU 2015-05 did not have a material impact to the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of deferred financing fees in an entity's financial statements. Under the ASU, deferred financing fees are to be presented in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The Company adopted ASU 2015-03 as of January 1, 2016. In conjunction with the adoption of ASU 2015-03, the Company reclassified net deferred financing fees of $1.6 million and $2.4 million at December 31, 2015 and 2014, respectively, from an asset to a direct deduction from the related debt liability to conform to the current period presentation.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the Company is continuing to assess the potential impacts that ASU 2014-09 will have on its consolidated financial statements, the Company anticipates that the new guidance will primarily impact revenue recognized from its software service offerings, which account for less than 10% of the Company's consolidated total net sales.

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
4. GOODWILL AND OTHER INTANGIBLES RESULTING FROM BUSINESS ACQUISITIONS
In connection with acquisitions, the Company applies the provisions of ASC 805, Business Combinations, using the acquisition method of accounting. The excess purchase price over the fair value of net tangible assets and identifiable intangible assets acquired is recorded as goodwill.
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. During 2016, the Company performed an interim goodwill impairment analysis as of June 30, 2016 in addition to its annual goodwill impairment analysis as of September 30, 2016.
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
At June 30, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the underperformance against plan of the Company's reporting units, (2) a revision of the Company's forecasted future earnings, and (3) a decline in the Company's market capitalization in 2016. The Company's interim goodwill impairment analysis as of June 30, 2016 indicated that five of its eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis; however, step two of the analysis was subject to finalization of the implied fair value of goodwill. The preliminary results of step two of the goodwill impairment analysis indicated that the Company's goodwill was impaired by approximately $73.9 million. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million. The Company completed step two of the analysis in the third quarter of 2016 with no change to the previous estimate.
At September 30, 2016, the Company performed its annual assessment and determined that goodwill was not impaired. The resulting analysis showed one reporting unit, which had previously recognized an impairment in the Company's interim goodwill impairment analysis, failing step one of the analysis, but no additional impairment of the related goodwill was required as of September 30, 2016 or December 31, 2016.
Given the current economic environment, the changing document and printing needs of the Company’s customers, and the uncertainties regarding the effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment tests in 2016 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2017, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2015 through December 31, 2016 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2015	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	—	—
December 31, 2015	405,558	192,950	212,608
Additions	—	—	—
Goodwill impairment	—	73,920	(73,920)
December 31, 2016	$405,558	$266,870	$138,688
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2016 and December 31, 2015 which continue to be amortized:

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,104	$86,305	$12,799	$99,050	$81,572	$17,478
Trade names and trademarks	20,281	19,878	403	20,329	19,861	468
	$119,385	$106,183	$13,202	$119,379	$101,433	$17,946
Based on current information, estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2017	$4,256
2018	3,843
2019	3,123
2020	1,514
2021	166
Thereafter	300
$13,202
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2016	2015
Machinery and equipment	$242,805	$241,125
Buildings and leasehold improvements	16,688	15,833
Furniture and fixtures	2,434	3,089
	261,927	260,047
Less accumulated depreciation	(201,192)	(202,457)
	$60,735	$57,590
Depreciation expense was $26.9 million, $28.0 million, and $28.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2016	2015
Term A loan facility maturing 2019 net of deferred financing fees of $1,039 and $1,586; 2.86% and 2.50% interest rate at December 31, 2016 and December 31, 2015	$119,961	$141,414
Borrowings from revolving loan facility under the Term A Credit Agreement; 2.64% interest rate at December 31, 2016	950	—
Various capital leases; weighted average interest rate of 5.6% and 5.8% at December 31, 2016 and December 31, 2015; principal and interest payable monthly through December 2021	36,231	29,866
Various other notes payable with a weighted average interest rate of 10.7% and 8.5% at December 31, 2016 and December 31, 2015; principal and interest payable monthly through November 2019	31	112
	157,173	171,392
Less current portion	(13,773)	(14,374)
	$143,400	$157,018
Term A and Revolving Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of December 31, 2016, the Company's borrowing availability under the Term A Credit Agreement was $26.9 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $2.1 million and revolver credit facility balance of $1.0 million.
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

As of December 31, 2016, the Company had paid $54.0 million in aggregate principal on its $175.0 million Term Loan Credit Agreement. Principal prepayments on the Term Loan Credit Agreement of $22.0 million in 2016 resulted in a loss on extinguishment of debt of $0.2 million for the year ended December 31, 2016.
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
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
Minimum future maturities of long-term debt, excludes deferred financing fees, and capital lease obligations as of December 31, 2016 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2017	$14	$13,759
2018	16,017	10,723
2019	105,950	6,889
2020	—	3,636
2021	—	1,224
Thereafter	—	—
	$121,981	$36,231

7. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2016:

	Third Party	Related Party	Total
Year ending December 31:
2017	$14,777	$504	$15,281
2018	10,737	504	11,241
2019	6,914	514	7,428
2020	5,295	514	5,809
2021	3,668	514	4,182
Thereafter	2,187	1,028	3,215
	$43,578	$3,578	$47,156
Total rent expense under operating leases, including month-to-month rentals, amounted to $23.7 million, $24.0 million, and $23.4 million during the years ended December 31, 2016, 2015 and 2014, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million, $0.5 million and $0.5 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
8. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$42	$219	$—
State	89	364	86
Foreign	165	481	392
	296	1,064	478
Deferred:
Federal	(3,236)	(56,750)	1,453
State	(1,519)	(13,705)	343
Foreign	95	(41)	74
	(4,660)	(70,496)	1,870
Income tax (benefit) provision	$(4,364)	$(69,432)	$2,348
The Company's foreign earnings before taxes were $0.7 million, $1.1 million and $0.3 million for 2016, 2015 and 2014, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2016	2015
Deferred tax assets:
Financial statement accruals not currently deductible	$2,692	$3,409
Accrued vacation	1,185	1,215
Deferred revenue	280	280
State taxes	48	116
Fixed assets	6,555	7,647
Goodwill and other identifiable intangibles	22,291	20,828
Stock-based compensation	6,072	5,562
Federal tax net operating loss carryforward	27,759	29,089
State tax net operating loss carryforward, net	4,996	5,096
State tax credits, net	958	1,002
Foreign tax credit carryforward	517	517
Foreign tax net operating loss carryforward	499	380
Federal alternative minimum tax	284	222
Interest rate hedge	131	140
Gross deferred tax assets	74,267	75,503
Less: valuation allowance	(1,304)	(1,307)
Net deferred tax assets	$72,963	$74,196

Deferred tax liabilities:
Goodwill and other identifiable intangibles	$(30,296)	$(35,933)
Net deferred tax assets	$42,667	$38,263

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	2	5	4
Foreign taxes	—	—	1
Valuation allowance	—	(289)	(36)
Non-deductible expenses and other	1	1	3
Section 162(m) limitation	(1)	1	4
Stock-based compensation	—	—	16
Discrete item for state taxes	(1)	(1)	(4)
Discrete items for other	—	—	1
Non-deductible portion of goodwill impairment	(28)	—	—
Effective income tax rate	8%	(248)%	24%

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, excluding permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. At September 30, 2015, as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, the Company determined it was more likely than not that future earnings would be sufficient to realize certain of its deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S. valuation allowance, resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company continues to carry a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2016.

Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2016 are considered more likely than not to be realized. The valuation allowance of $1.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of December 31, 2016 included in other current assets in its Consolidated Balance Sheet primarily related to income tax refunds for prior years.
As of December 31, 2016, the Company had approximately $79.9 million of consolidated federal, $96.6 million of state and $2.6 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2011 and will begin to expire in varying amounts between 2017 and 2020. The state net operating loss carryforwards expire in varying amounts between 2017 and 2034. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2017.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010. In 2010, the IRS commenced an examination of the Company’s U.S. income tax return for 2008, which was completed in February of 2011. The IRS did not propose any adjustments to the Company’s 2008 U.S. income tax return. In 2011, the IRS commenced an examination of the Company’s 2009 and 2010 U.S. income tax returns. The IRS did not propose any significant adjustments to the Company’s 2009 and 2010 U.S. income tax returns as of December 31, 2016.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2014
Beginning balance at January 1,	$266
Additions based on tax positions related to the current year	—
Reductions based on tax positions related to the prior year	(266)
Reductions for tax positions due to expiration of statute of limitations	—
Ending balance at December 31,	$—
There were no unrecognized tax benefits as of and for the years ended December 31, 2016 or 2015.
9. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2016, 2015, and 2014 was $21 thousand, $19 thousand and $15 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2016	2015	2014
Shares purchased	33	21	13
Average price per share	$3.59	$5.40	$6.24
Stock Plan
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. At December 31, 2016, 1.6 million shares remain available for issuance under the Stock Plan.
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
During the years ended December 31, 2016 and 2015, the Company granted options to acquire a total of 570 thousand shares and 526 thousand shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2014	3,681	$5.50
Granted	526	$8.91
Exercised	(154)	$4.36
Forfeited/Cancelled	(100)	$11.76
Outstanding at December 31, 2015	3,953	$5.84
Granted	570	$3.74
Exercised	(36)	$2.70
Forfeited/Cancelled	(186)	$5.77
Outstanding at December 31, 2016	4,301	$5.44	5.92	$3,954
Vested or expected to vest at December 31, 2016	4,267	$5.44	5.90	$3,924
Exercisable at December 31, 2016	3,255	$5.37	5.09	$3,151
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2016. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $42 thousand, $0.6 million and $0.4 million, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2016, and changes during the fiscal year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2015	1,383	$5.92
Granted	570	$2.07
Vested	(804)	$2.72
Forfeited/Cancelled	(103)	$3.23
Non-vested at December 31, 2016	1,046	$3.15
The following table summarizes certain information concerning outstanding options at December 31, 2016:

Range of Exercise Price	Options Outstanding at December 31, 2016
$2.37 – $2.70	1,345
$3.65 – $4.82	530
$5.37 – $7.19	1,025
$8.20 – $9.09	1,401
$2.37 – $9.09	4,301
Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $60 thousand.
In 2016, the Company granted 130 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 14 thousand shares of restricted stock to each of the Company's seven non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one -year anniversary of the grant date.
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

A summary of the Company’s non-vested restricted stock as of December 31, 2016, and changes during the fiscal year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value
Non-vested at December 31, 2015	266	$8.31
Granted	228	$3.91
Vested	(106)	$8.30
Forfeited/Cancelled	—	$—
Non-vested at December 31, 2016	388	$5.71
The total fair value of restricted stock awards vested during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $1.6 million and $1.8 million, respectively.
10. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. During a portion of 2009, the Company made an employer matching contribution equal to 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. In July 2009, the Company amended its 401(k) Plan to eliminate the mandatory company contribution and to provide for discretionary company contributions. In 2013, the Company reinstated the mandatory company contribution. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.4 million, $0.4 million and $80 thousand during the years ended December 31, 2016, 2015 and 2014, respectively.

11. DERIVATIVES AND HEDGING TRANSACTIONS
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
The following table summarizes the fair value and classification on the Consolidated Balance Sheets of the Company's derivatives as of December 31, 2016 and 2015:

		Fair Value
	Balance Sheet Classification	December 31, 2016	December 31, 2015
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$39	$48
Interest rate cap contracts - long-term portion	Other assets	—	191
Total derivatives designated as hedging instruments		$39	$239

The following table summarizes the loss recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the year ended December 31, 2016, 2015 and 2014:

	Amount of Loss Recognized in AOCL on Derivative
	Year Ended December 31,
	2016	2015	2014
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts, net of tax	$(197)	$(211)	$—

The following table summarizes the effect of the interest rate cap on the Consolidated Statements of Operations for the year ended December 31, 2016, 2015 and 2014:

	Amount of Loss Reclassified from AOCL into Income
	(effective portion)			(ineffective portion)
	Year Ended December 31,			Year Ended December 31,
	2016	2015	2014	2016	2015	2014
Location of Loss Reclassified from AOCL into Income
Interest expense	$224	$36	$—	$—	$—	$—

12. FAIR VALUE MEASUREMENTS
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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2016:

	Significant Other Unobservable Inputs
	December 31, 2016
	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$138,688	$73,920
In accordance with ASC 350, goodwill was written down to its implied fair value of $138.7 million as of June 30, 2016, resulting in an impairment charge of $73.9 million during the year ended December 31, 2016. See Note 4, “Goodwill and Other Intangibles Resulting from Business Acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated financial statements as of and for the year ended December 31, 2016 and 2015:

	Significant Other Unobservable Inputs
	December 31, 2016			December 31, 2015
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$39	$—	$—	$239	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$402	$—	$—	$1,059	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.

The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of December 31, 2016, the estimated contractually required earnout amounts would be achieved.

The following table presents the change in the Level 3 contingent purchase price consideration liability for the year ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Beginning balance	$1,059	$1,768
Additions related to acquisitions	104	—
Payments	(571)	(555)
Adjustments included in earnings	(171)	38
Foreign currency translation adjustments	(19)	(192)
Ending balance	$402	$1,059

Schedule II
ARC DOCUMENT SOLUTIONS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2016
Allowance for accounts receivable	$2,094	$918	$(952)	$2,060
Year ended December 31, 2015
Allowance for accounts receivable	$2,413	$340	$(659)	$2,094
Year ended December 31, 2014
Allowance for accounts receivable	$2,517	$546	$(650)	$2,413

(1)	Deductions represent uncollectible accounts written-off net of recoveries.

EXHIBIT INDEX

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.

3.3	Second Amended and Restated Bylaws, (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 6, 2009).

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form 10-K filed on March 9, 2011).

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

10.35
Amendment dated May 9, 2016 to Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 3, 2016).^

10.36
Amendment to Credit Agreement, dated June 24, 2016, among ARC Documents Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2016).

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