Form 10-Q
period 2017-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2017-05-05
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 28, 2017, there were 46,427,839 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2017

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$19,669	$25,239
Accounts receivable, net of allowances for accounts receivable of $2,207 and $2,060	59,659	59,735
Inventories, net	19,755	18,184
Prepaid expenses	4,630	3,861
Other current assets	4,269	4,785
Total current assets	107,982	111,804
Property and equipment, net of accumulated depreciation of $204,724 and $201,192	62,595	60,735
Goodwill	138,688	138,688
Other intangible assets, net	12,102	13,202
Deferred income taxes	41,727	42,667
Other assets	2,220	2,185
Total assets	$365,314	$369,281
Liabilities and Equity
Current liabilities:
Accounts payable	$23,514	$24,782
Accrued payroll and payroll-related expenses	8,838	12,219
Accrued expenses	16,284	16,138
Current portion of long-term debt and capital leases	14,680	13,773
Total current liabilities	63,316	66,912
Long-term debt and capital leases	139,660	143,400
Other long-term liabilities	2,214	2,148
Total liabilities	205,190	212,460
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,771 and 47,428 shares issued and 46,331 and 45,988 shares outstanding	47	47
Additional paid-in capital	118,619	117,749
Retained earnings	43,819	41,822
Accumulated other comprehensive loss	(3,375)	(3,793)
	159,110	155,825
Less cost of common stock in treasury, 1,440 shares	5,909	5,909
Total ARC Document Solutions, Inc. stockholders’ equity	153,201	149,916
Noncontrolling interest	6,923	6,905
Total equity	160,124	156,821
Total liabilities and equity	$365,314	$369,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2017	2016
Service sales	$86,964	$90,635
Equipment and supplies sales	11,767	12,915
Total net sales	98,731	103,550
Cost of sales	67,893	69,813
Gross profit	30,838	33,737
Selling, general and administrative expenses	25,147	26,356
Amortization of intangible assets	1,115	1,313
Restructuring expense	—	2
Income from operations	4,576	6,066
Other income, net	(19)	(23)
Loss on extinguishment of debt	66	46
Interest expense, net	1,555	1,446
Income before income tax provision	2,974	4,597
Income tax provision	1,226	1,969
Net income	1,748	2,628
Loss (income) attributable to the noncontrolling interest	36	(54)
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,784	$2,574
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.04	$0.06
Diluted	$0.04	$0.05
Weighted average common shares outstanding:
Basic	45,639	46,608
Diluted	46,382	47,203
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income	$1,748	$2,628
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	431	312
Fair value adjustment of derivatives, net of tax	41	(95)
Other comprehensive income, net of tax	472	217
Comprehensive income	2,220	2,845
Comprehensive income attributable to noncontrolling interest	18	102
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$2,202	$2,743
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	130	—	772	—	—	—	—	772
Issuance of common stock under Employee Stock Purchase Plan	10	—	39	—	—	—	—	39
Stock options exercised	5	—	11	—	—	—	—	11
Tax deficiency from stock-based compensation			(69)					(69)
Treasury shares	—	—	—	—	—	(2,733)	—	(2,733)
Comprehensive income:
Net income	—	—	—	2,574	—	—	54	2,628
Foreign currency translation adjustments, net of tax	—	—	—	—	264	—	48	312
Fair value adjustment of derivatives, net of tax	—	—	—	—	(95)	—	—	(95)
Comprehensive income								2,845
Balance at March 31, 2016	47,275	$47	$115,842	$92,261	$(1,928)	$(3,345)	$7,122	$209,999

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2016	47,428	$47	$117,749	$41,822	$(3,793)	$(5,909)	$6,905	$156,821
Stock-based compensation	306	—	737	—	—	—	—	737
ASU 2016-09 adoption adjustment	—	—	29	213	—	—	—	242
Issuance of common stock under Employee Stock Purchase Plan	12	—	36	—	—	—	—	36
Stock options exercised	25	—	68	—	—	—	—	68
Comprehensive income:
Net income (loss)	—	—	—	1,784	—	—	(36)	1,748
Foreign currency translation adjustments, net of tax	—	—	—	—	377	—	54	431
Fair value adjustment of derivatives, net of tax	—	—	—	—	41	—	—	41
Comprehensive income								2,220
Balance at March 31, 2017	47,771	$47	$118,619	$43,819	$(3,375)	$(5,909)	$6,923	$160,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows from operating activities
Net income	$1,748	$2,628
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	208	71
Depreciation	7,139	6,677
Amortization of intangible assets	1,115	1,313
Amortization of deferred financing costs	94	118
Stock-based compensation	737	772
Deferred income taxes	1,177	1,749
Deferred tax valuation allowance	(11)	72
Loss on early extinguishment of debt	66	46
Other non-cash items, net	27	(334)
Changes in operating assets and liabilities:
Accounts receivable	(53)	(1,264)
Inventory	(1,534)	(1,568)
Prepaid expenses and other assets	(202)	397
Accounts payable and accrued expenses	(3,569)	(5,374)
Net cash provided by operating activities	6,942	5,303
Cash flows from investing activities
Capital expenditures	(2,012)	(2,505)
Other	132	226
Net cash used in investing activities	(1,880)	(2,279)
Cash flows from financing activities
Proceeds from stock option exercises	68	11
Proceeds from issuance of common stock under Employee Stock Purchase Plan	36	39
Share repurchases	—	(2,733)
Contingent consideration on prior acquisitions	(70)	(65)
Early extinguishment of long-term debt	(8,500)	(4,400)
Payments on long-term debt agreements and capital leases	(3,808)	(3,121)
Borrowings under revolving credit facilities	1,500	—
Payments under revolving credit facilities	(125)	—
Payment of deferred financing costs	—	(30)
Net cash used in financing activities	(10,899)	(10,299)
Effect of foreign currency translation on cash balances	267	105
Net change in cash and cash equivalents	(5,570)	(7,170)
Cash and cash equivalents at beginning of period	25,239	23,963
Cash and cash equivalents at end of period	$19,669	$16,793
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$7,920	$2,865
Contingent liabilities in connection with acquisition of businesses	$—	$104
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2016 Form 10-K.
Correction to 2016 Financial Statements
Subsequent to the issuance of the Company's 2016 consolidated financial statements, management identified an immaterial error in the balance sheet presentation of the Company's deferred tax assets and liabilities as of December 31, 2016. In its 2016 consolidated financial statements, the Company presented its deferred taxes on a gross basis; however, such deferred taxes should have been presented on a net basis by taxing jurisdiction in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. As a result of the error, the Company has corrected the deferred tax assets and deferred tax liabilities balances as of December 31, 2016 in the accompanying condensed consolidated balance sheets. The correction resulted in a decrease to the Company's deferred tax liabilities balance of $30.3 million with a corresponding decrease of the same amount to the Company's deferred tax assets balance as of December 31, 2016. This correction had no impact to the Company's previously reported consolidated statements of operations, consolidated statements of comprehensive income, consolidated statements of equity, consolidated statements of cash flows, or notes to the consolidated financial statements. The Company has concluded that the error correction was not material to the consolidated financial statements.
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. Accordingly, the Company will be required to perform its annual, or interim, goodwill impairment tests by comparing the fair value of a reporting unit with its respective carrying value, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. In its most recent goodwill impairment analysis, the fair value of one of the Company's reporting units, which previously recorded a partial goodwill impairment in the second quarter of 2016, was less than its respective carrying amount; however, the implied fair value of such goodwill exceeded the carrying amount of goodwill. As such, the total of $17.6 million of remaining goodwill attributable to this reporting unit, or a portion thereof, is at risk of impairment upon the adoption of ASU 2017-04.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when share-based awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company's statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2016-09 on January 1, 2017, which resulted in a cumulative adjustment to equity of $0.2 million. In conjunction with the adoption of ASU 2016-09, the Company elected to account for forfeitures of share-based awards when they occur.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. While the Company is continuing to assess the potential impacts that ASC 842 will have on its condensed consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases related to its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. The new guidance requires that inventory be measured at the lower of cost or net realizable value and amends existing guidance which requires inventory be measured at the lower of cost or market. Replacing the concept of market with the single measurement of net realizable value is intended to create efficiencies for financial statement preparers. ASU 2015-11 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company adopted ASU 2015-11 on January 1, 2017. The adoption of ASU 2015-11 did not have a material impact on its condensed consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the Company is continuing to assess the potential impacts that ASU 2014-09 will have on its condensed consolidated financial statements, the Company anticipates that the new guidance will primarily impact revenue recognized from its software service offerings, which account for less than 10% of the Company's consolidated total net sales.
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

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2017	2016
Service Sales
CDIM	$51,258	$53,665
MPS	32,494	33,231
AIM	3,212	3,739
Total service sales	86,964	90,635
Equipment and supplies sales	11,767	12,915
Total net sales	$98,731	$103,550
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2017, stock options of 3.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three months ended March 31, 2016, stock options of 2.8 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted average common shares outstanding during the period—basic	45,639	46,608
Effect of dilutive stock options	743	595
Weighted average common shares outstanding during the period—diluted	46,382	47,203

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
At September 30, 2016, the Company performed its annual assessment and determined that goodwill was not impaired. The resulting analysis showed one reporting unit, which had previously recognized an impairment in the Company's interim goodwill impairment analysis, failing step one of the analysis, but no additional impairment of the related goodwill was required as of September 30, 2016. The Company's analysis of the same reporting unit as of March 31, 2017 indicated that no additional goodwill impairment was required.
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
The changes in the carrying amount of goodwill from January 1, 2016 through March 31, 2017 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2016	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	73,920	(73,920)
December 31, 2016	405,558	266,870	138,688
Additions	—	—	—
Goodwill impairment	—	—	—
March 31, 2017	$405,558	$266,870	$138,688
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2017 or 2016.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2017 and December 31, 2016 which continue to be amortized:

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,140	$87,437	$11,703	$99,104	$86,305	$12,799
Trade names and trademarks	20,288	19,889	399	20,281	19,878	403
	$119,428	$107,326	$12,102	$119,385	$106,183	$13,202
Based on current information, estimated future amortization expense of other intangible assets for the remainder of the 2017 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2017 (excluding the three months ended March 31, 2017)	$3,145
2018	3,847
2019	3,125
2020	1,516
2021	167
Thereafter	302
$12,102
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million for the three months ended March 31, 2017, which resulted in an effective income tax rate of 41.2%. The Company recorded an income tax provision of $2.0 million in relation to pretax income of $4.6 million for the three months ended March 31, 2016, which resulted in an effective income tax rate of 42.8%.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, excluding permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continues to carry a $1.3 million valuation allowance against certain deferred tax assets as of March 31, 2017.

Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2017 are considered more likely than not to be realized. The valuation allowance of $1.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of March 31, 2017 included in prepaid expenses in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Term A loan facility maturing 2019 net of deferred financing fees of $879 and $1,039; 3.06% and 2.86% interest rate at March 31, 2017 and December 31, 2016	$111,621	$119,961
Borrowings from revolving loan facility under the Term A Credit Agreement; 2.92% and 2.64% interest rate at March 31, 2017 and December 31, 2016	2,325	950
Various capital leases; weighted average interest rate of 5.6% at March 31, 2017 and December 31, 2016; principal and interest payable monthly through March 2022	40,366	36,231
Various other notes payable with a weighted average interest rate of 10.7% at March 31, 2017 and December 31, 2016; principal and interest payable monthly through November 2019	28	31
	154,340	157,173
Less current portion	(14,680)	(13,773)
	$139,660	$143,400

Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of March 31, 2017, the Company's borrowing availability under the Term A Credit Agreement was $25.6 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $2.1 million and revolver credit facility balance of $2.3 million.

Loans borrowed under the Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.50% to 2.50%, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.50% to 1.50%, based on the Company’s Total Leverage Ratio.

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
As of March 31, 2017, the Company has paid $62.5 million in aggregate principal on its $175.0 million Term Loan Credit Agreement. Principal payments on the Term Loan Credit Agreement of $8.5 million in 2017 resulted in a loss on extinguishment of debt of $66 thousand for the three months ended March 31, 2017.
Other Notes Payable
Includes notes payable collateralized by equipment previously purchased.
6. Commitments and Contingencies
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements used in the ordinary course of business.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
7. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of March 31, 2017, 0.8 million shares remain available for issuance under the Stock Plan.

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
During the three months ended March 31, 2017, the Company granted options to acquire a total of 0.5 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2017, the Company granted 0.3 million shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over a period of three to four years from the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.7 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, total unrecognized compensation cost related to unvested stock-based payments totaled $4.8 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.
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

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of March 31, 2017 and December 31, 2016:

		Fair Value
	Balance Sheet Classification	March 31, 2017	December 31, 2016
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$40	$39
Interest rate cap contracts - long-term portion	Other assets	—	—
Total derivatives designated as hedging instruments		$40	$39

The following table summarizes the income (loss) recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three months ended March 31, 2017 and 2016:

	Amount of Income (Loss) Recognized in AOCL on Derivative
	Three Months Ended March 31,
	2017	2016
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts, net of tax	$41	$(95)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016:

	Amount of Loss Reclassified from AOCL into Income
	Three Months Ended March 31,
	2017		2016
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$70	$—	$21	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the three months ended March 31, 2017 and as of and for the year ended December 31 2016:

	Significant Other Unobservable Inputs
	March 31, 2017			December 31, 2016
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$40	$—	$—	$39	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$350	$—	$—	$402	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of March 31, 2017, the estimated contractually required earnout amounts would be achieved.

The following table presents the change in the Level 3 contingent purchase price consideration liability for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Beginning balance	$402	$1,059
Additions related to acquisitions	—	104
Payments	(70)	(65)
Adjustments included in earnings	12	(222)
Foreign currency translation adjustments	6	(8)
Ending balance	$350	$868
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheet were $6.6 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2017 for borrowings under its Term Loan Credit Agreement is $112.5 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $112.5 million as of March 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
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

Construction Document and Information Management (CDIM), which consists of software services and professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color. Sales from traditional printing have been in steady decline since the last recession due in large measure to the adoption of technology, but we believe there is market share still to be captured.
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
We focus on growing MPS, AIM and CDIM, as we believe the mix of services demanded by the architectural, engineering, construction, and building owner/operator (AEC/O) industry continues to shift toward document management at customer locations and in the cloud, and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.

Acquisition activity during the last three years has been minimal and did not materially affect our overall business.
We believe we offer a distinct portfolio of services within the AEC/O industry, though clients outside of our core market continue to show significant interest in our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 78% of our net sales for the three months ended March 31, 2017, with the remaining 22% consisting of sales to businesses outside of construction.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2017 and 2016 to reflect the exclusion of loss on extinguishment of debt, restructuring expense, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2017 and 2016. We believe these charges were the result of the then current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three months ended March 31, 2017 and 2016 to exclude loss on extinguishment of debt, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2017	2016
Cash flows provided by operating activities	$6,942	$5,303
Changes in operating assets and liabilities, net of effect of business acquisitions	5,358	7,809
Non-cash expenses, including depreciation and amortization	(10,552)	(10,484)
Income tax provision	1,226	1,969
Interest expense, net	1,555	1,446
Loss (income) attributable to the noncontrolling interest	36	(54)
Depreciation and amortization	8,254	7,990
EBITDA	12,819	13,979

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2017	2016
Net income attributable to ARC Document Solutions, Inc.	$1,784	$2,574
Interest expense, net	1,555	1,446
Income tax provision	1,226	1,969
Depreciation and amortization	8,254	7,990
EBITDA	12,819	13,979
Loss on extinguishment of debt	66	46
Restructuring expense(1)	—	2
Stock-based compensation	737	772
Adjusted EBITDA	$13,622	$14,799

(1)
In October 2012, we initiated a restructuring plan which included the closure or downsizing of the Company's service center locations, as well as a reduction in headcount. Restructuring expenses in 2016 primarily consist of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.

The following is a reconciliation of net income margin attributable to ARC to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2017	2016 (1)
Net income margin attributable to ARC	1.8%	2.5%
Interest expense, net	1.6	1.4
Income tax provision	1.2	1.9
Depreciation and amortization	8.4	7.7
EBITDA margin	13.0	13.5
Loss on extinguishment of debt	0.1	—
Restructuring expense	—	—
Stock-based compensation	0.7	0.7
Adjusted EBITDA margin	13.8%	14.3%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2017	2016
Net income attributable to ARC Document Solutions, Inc.	$1,784	$2,574
Loss on extinguishment of debt	66	46
Restructuring expense	—	2
Income tax benefit related to above items	(26)	(19)
Deferred tax valuation allowance and other discrete tax items	28	108
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$1,852	$2,711

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.04	$0.06
Diluted	$0.04	$0.05
Weighted average common shares outstanding:
Basic	45,639	46,608
Diluted	46,382	47,203
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.04	$0.06
Diluted	$0.04	$0.06
Weighted average common shares outstanding:
Basic	45,639	46,608
Diluted	46,382	47,203

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2017 (1)	2016 (1)	$	%
CDIM	$51.3	$53.7	$(2.4)	(4.5)%
MPS	32.5	33.2	(0.7)	(2.2)%
AIM	3.2	3.7	(0.5)	(14.1)%
Total service sales	87.0	90.6	(3.7)	(4.1)%
Equipment and supplies sales	11.8	12.9	(1.1)	(8.9)%
Total net sales	$98.7	$103.6	$(4.8)	(4.7)%

Gross profit	$30.8	$33.7	$(2.9)	(8.6)%
Selling, general and administrative expenses	$25.1	$26.4	$(1.2)	(4.6)%
Amortization of intangibles	$1.1	$1.3	$(0.2)	(15.1)%
Restructuring expense	$—	$—	$—	—%
Loss on extinguishment of debt	$0.1	$—	$—	43.5%
Interest expense, net	$1.6	$1.4	$0.1	7.5%
Income tax provision	$1.2	$2.0	$(0.7)	(37.7)%
Net income attributable to ARC	$1.8	$2.6	$(0.8)	(30.7)%
Adjusted net income attributable to ARC	$1.9	$2.7	$(0.9)	(31.7)%
EBITDA	$12.8	$14.0	$(1.2)	(8.3)%
Adjusted EBITDA	$13.6	$14.8	$(1.2)	(8.0)%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2017 (1)	2016 (1)
Net Sales	100.0%	100.0%
Cost of sales	68.8	67.4
Gross profit	31.2	32.6
Selling, general and administrative expenses	25.5	25.5
Amortization of intangibles	1.1	1.3
Restructuring expense	—	—
Income from operations	4.6	5.9
Loss on extinguishment of debt	0.1	—
Interest expense, net	1.6	1.4
Income before income tax provision	3.0	4.4
Income tax provision	1.2	1.9
Net income	1.8	2.5
Loss (income) attributable to the noncontrolling interest	—	(0.1)
Net income attributable to ARC	1.8%	2.5%
EBITDA	13.0%	13.5%
Adjusted EBITDA	13.8%	14.3%

(1)	Column does not foot due to rounding
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Net Sales
Net sales for the three months ended March 31, 2017 decreased by 4.7%, compared to the same period in 2016 due primarily to declines in our print-based service offerings.
CDIM. Year-over-year sales of CDIM services decreased $2.4 million, or 4.5%, for the three months ended March 31, 2017. The decrease in sales of CDIM services was primarily due to the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. CDIM services represented 52% of total net sales for both the three months ended March 31, 2017 and 2016.
MPS. Year-over-year sales of MPS services for the three months ended March 31, 2017 decreased $0.7 million, or 2.2%, due to the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment partially offset by new customer acquisitions. Our MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 33% of total net sales for the three months ended March 31, 2017, compared to 32% during the same period in 2016.
The number of MPS locations has grown to approximately 9,680 as of March 31, 2017, an increase of approximately 630 locations compared to March 31, 2016. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.
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

AIM. Year-over-year sales of AIM Services declined $0.5 million, or 14.1% for the three months ended March 31, 2017. The decline was primarily driven by a reorganization in our sales staff which we believe will cause a temporary decline AIM sales. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently. We believe we have developed a valuable solution that will drive growth in the future, but required a reorganization of the sales force that is temporarily disrupting sales.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased by $1.1 million, or 8.9%, for the three months ended March 31, 2017. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $5.5 million for the three months ended March 31, 2017, as compared to $5.8 million for the three months ended March 31, 2016. We do not anticipate growth in Equipment and Supplies Sales in the United States or China, as we are placing more focus on growing AIM and MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended March 31, 2017, gross profit and gross margin decreased to $30.8 million, and 31.2% compared to $33.7 million and 32.6%, during the same period in 2016, on a sales decline of $4.8 million.
The decline in our gross margins for the three months ended March 31, 2017, was primarily driven by the impact of lower revenue for the period reducing our ability to leverage the fixed portion of our overhead and labor costs.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses decreased $1.2 million for the three months ended March 31, 2017, compared to the same period in 2016.
General and administrative expenses for the three months ended March 31, 2017, decreased $0.6 million or 3.8% for the three months ended March 31, 2017, compared to the same period in 2016. The reduction in expenses was primarily due to cost reduction initiatives undertaken in the second half of 2016.
Year-over-year sales and marketing expenses decreased $0.6 million, for the three months ended March 31, 2017, compared to the same period in 2016. The decrease for the three months ended March 31, 2017, was primarily due to a reduction in sales compensation as a result of our sales decrease, which were partially offset by investments in sales staff to support our new technology-enabled offerings.
Amortization of Intangibles
Amortization of intangibles of $1.1 million for the three months ended March 31, 2017, decreased slightly compared to the same period in 2016, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Restructuring Expense
Restructuring expenses for the three months ended March 31, 2016, consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013. We incurred no additional restructuring expenses in 2017.
Loss on Extinguishment of Debt
As of March 31, 2017, we have paid $62.5 million in aggregate principal of our $175.0 million Term Loan Credit Agreement, which was $23.1 million above our required principal payments since the inception of the credit agreement. Principal payments of $8.5 million during the three months ended March 31, 2017, resulted in a loss on the early extinguishment of debt of $0.1 million for the three months ended March 31, 2017.
Interest Expense, Net
Net interest expense totaled $1.6 million for the three months ended March 31, 2017, compared to $1.4 million for the same period in 2016. The slight increase was primarily as a result of the year-over-year Term A facility interest rate increase of 44 basis points driven by the increase in LIBOR offset by the early extinguishment of our long-term debt as described above.

Income Taxes

We recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million for the three months ended March 31, 2017, which resulted in an effective income tax rate of 41.2% for the three months ended March 31, 2017.

For the three months ended March 31, 2017, our effective income tax rate would have been 39.6%, excluding the impact of a change in valuation allowance, certain stock-based compensation not deductible for income tax purposes and other discrete items. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of March 31, 2017.

Our gross deferred tax assets remain available to us for use in future years until they fully expire, which based on forecasted continuing profitability, we estimate that it is more likely than not that future earnings will be sufficient to realize certain of our deferred tax assets. As of December 31, 2016, we had approximately $79.9 million of consolidated federal, $96.6 million of state and $2.6 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively, available for use in 2017 and future years. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2034. The charitable contribution carryforward began in 2009 and will begin to expire in varying amounts between 2017 and 2021. The state net operating loss carryforwards expire in varying amounts between 2017 and 2034. The foreign net operating loss carryforwards begun to expire in varying amounts beginning in 2017.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $1.8 million, during the three months ended March 31, 2017, as compared to net income attributable to ARC of $2.6 million in the same period in 2016. The decrease in net income attributable to ARC for three months ended March 31, 2017 versus the prior year period is primarily due to the decrease in sales and gross margins. This decrease was partially offset by the decrease in selling, general and administrative expenses, as noted above.
EBITDA
EBITDA margin decreased to 13.0% for the three months ended March 31, 2017, from 13.5% for the same period in 2016. Excluding the effect of the loss on extinguishment of debt, restructuring expense and stock-based compensation, adjusted EBITDA margin decreased to 13.8% during the three months ended March 31, 2017, as compared to 14.3% for the same period in 2016. The decrease in EBITDA margin was due to the declines in revenue and gross margins described above.
Impact of Inflation
We do not believe inflation has had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of March 31, 2017, was $19.7 million. Of this amount, $12.9 million was held in foreign countries, with $10.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2017	2016
Net cash provided by operating activities	$6,942	$5,303
Net cash used in investing activities	$(1,880)	$(2,279)
Net cash used in financing activities	$(10,899)	$(10,299)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations during the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the timing of accounts receivable, and the timing of payables offset by the decline in profitability. Days sales outstanding (“DSO”) slightly increased to 54 days as of March 31, 2017 compared to 53 as of March 31, 2016 due to the timing of sales and cash collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $2.0 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively. The change in capital expenditures is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment in the future.
Financing Activities
Net cash of $10.9 million used in financing activities during the three months ended March 31, 2017 primarily relates to payments on our debt agreements and capital leases. As of March 31, 2017, we have paid $62.5 million in aggregate principal of our $175.0 million Term Loan Credit Agreement. Principal payments made were $23.1 million greater than the required principal payments since the inception of the agreement, of which $8.5 million in payments were made in 2017.
Our cash position, working capital, and debt obligations as of March 31, 2017 and December 31, 2016 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2017	December 31, 2016
Cash and cash equivalents	$19,669	$25,239
Working capital	$44,666	$44,892

Borrowings from term loan facility (1) (2)	$113,946	$120,911
Other debt obligations	40,394	36,262
Total debt obligations	$154,340	$157,173

(1) Net of deferred financing fees of $879 and $1,039 at March 31, 2017 and December 31, 2016, respectively.
(2) Includes $2.3 million and $1.0 million of revolving loans outstanding under Term A Loan Facility at March 31, 2017 and December 31, 2016, respectively.
The decrease of $0.2 million in working capital in 2017 was primarily due to a decline in cash and cash equivalents offset, in part, by declines in accrued payroll and payroll-related expenses. The decrease in accrued payroll and payroll-related expenses was primarily due to the timing of payroll and the payment of annual bonuses. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $19.7 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. In addition, we may elect to finance certain of our capital expenditure requirements through borrowings under our revolving credit facility, which had outstanding borrowings of $2.3 million as of March 31, 2017, excluding contingent reimbursement obligations for undrawn standby letters of credit described below that were issued under this facility. See “Debt Obligations” section for further information related to our revolving credit facility.
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

The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through the Company’s fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as amended on June 24, 2016, the Company is required to maintain, as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. The Company was in compliance with its covenants as of March 31, 2017 and is forecasted to remain in compliance with its covenants for the remainder of the term of the agreement.

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
Capital Leases
As of March 31, 2017, we had $40.4 million of capital lease obligations outstanding, with a weighted average interest rate of 5.6% and maturities between 2017 and 2022.
Other Notes Payable
As of March 31, 2017, we had $28.0 thousand of notes payable outstanding, with an interest rate of 10.7% and maturities through 2019. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of March 31, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with prior acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of March 31, 2017, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.4 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our condensed consolidated statement of operations.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2016 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2016 Annual Report on Form 10-K.
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
At September 30, 2016, we performed our annual assessment and determined that goodwill was not impaired. The resulting analysis showed one reporting unit, which had previously recognized an impairment in our interim goodwill impairment analysis, failing step one of the analysis, but no additional impairment of the related goodwill was required as of September 30, 2016. Our analysis of the same reporting unit as of March 31, 2017 indicated that no additional goodwill impairment was required.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of March 31, 2017.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of March 31, 2017. We report tax-related interest and penalties as a component of income tax expense.
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim condensed consolidated financial statements see our 2016 Annual Report on Form 10-K.
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

As of March 31, 2017, we had $155.2 million of total debt and capital lease obligations, of which approximately 26% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at March 31, 2017, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.7 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
This information is included under the caption “Legal Proceedings” in Note 6 to our Condensed Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2017—January 31, 2017	—	$—	—	$9,636
February 1, 2017—February 28, 2017	—	$—	—	$9,636
March 1, 2017—March 31, 2017	2	$2.94	2	$9,629
Total	2		2

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
Date: May 5, 2017

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