Form 10-Q
period 2017-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2017-08-02
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 28, 2017, there were 46,439,066 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2017

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,604	$25,239
Accounts receivable, net of allowances for accounts receivable of $2,376 and $2,060	59,565	59,735
Inventories, net	18,733	18,184
Prepaid expenses	5,613	3,861
Other current assets	5,265	4,785
Total current assets	115,780	111,804
Property and equipment, net of accumulated depreciation of $206,959 and $201,192	64,078	60,735
Goodwill	138,688	138,688
Other intangible assets, net	11,094	13,202
Deferred income taxes	39,397	42,667
Other assets	2,345	2,185
Total assets	$371,382	$369,281
Liabilities and Equity
Current liabilities:
Accounts payable	$22,246	$24,782
Accrued payroll and payroll-related expenses	12,951	12,219
Accrued expenses	16,532	16,138
Current portion of long-term debt and capital leases	15,162	13,773
Total current liabilities	66,891	66,912
Long-term debt and capital leases	136,805	143,400
Other long-term liabilities	2,639	2,148
Total liabilities	206,335	212,460
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,880 and 47,428 shares issued and 46,440 and 45,988 shares outstanding	48	47
Additional paid-in capital	119,467	117,749
Retained earnings	47,455	41,822
Accumulated other comprehensive loss	(3,139)	(3,793)
	163,831	155,825
Less cost of common stock in treasury, 1,440 shares	5,909	5,909
Total ARC Document Solutions, Inc. stockholders’ equity	157,922	149,916
Noncontrolling interest	7,125	6,905
Total equity	165,047	156,821
Total liabilities and equity	$371,382	$369,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2017	2016	2017	2016
Service sales	$89,870	$92,581	$176,834	$183,216
Equipment and supplies sales	12,410	11,189	24,177	24,104
Total net sales	102,280	103,770	201,011	207,320
Cost of sales	67,794	67,378	135,687	137,191
Gross profit	34,486	36,392	65,324	70,129
Selling, general and administrative expenses	25,550	25,503	50,697	51,859
Amortization of intangible assets	1,082	1,232	2,197	2,545
Goodwill impairment	—	73,920	—	73,920
Restructuring expense	—	5	—	7
Income (loss) from operations	7,854	(64,268)	12,430	(58,202)
Other income, net	(22)	(15)	(41)	(38)
Loss on extinguishment of debt	40	44	106	90
Interest expense, net	1,594	1,526	3,149	2,972
Income (loss) before income tax provision (benefit)	6,242	(65,823)	9,216	(61,226)
Income tax provision (benefit)	2,522	(10,015)	3,748	(8,046)
Net income (loss)	3,720	(55,808)	5,468	(53,180)
Income attributable to the noncontrolling interest	(84)	(96)	(48)	(150)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$3,636	$(55,904)	$5,420	$(53,330)
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$(1.22)	$0.12	$(1.15)
Diluted	$0.08	$(1.22)	$0.12	$(1.15)
Weighted average common shares outstanding:
Basic	45,792	45,955	45,716	46,285
Diluted	46,258	45,955	46,329	46,285
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income (loss)	$3,720	$(55,808)	$5,468	$(53,180)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	309	(935)	740	(623)
Fair value adjustment of derivatives, net of tax	45	(2)	86	(97)
Other comprehensive income (loss), net of tax	354	(937)	826	(720)
Comprehensive income (loss)	4,074	(56,745)	6,294	(53,900)
Comprehensive income (loss) attributable to noncontrolling interest	202	(116)	220	(14)
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$3,872	$(56,629)	$6,074	$(53,886)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	229	—	1,423	—	—	—	—	1,423
Issuance of common stock under Employee Stock Purchase Plan	19	—	70	—	—	—	—	70
Stock options exercised	12	—	30	—	—	—	—	30
Tax deficiency from stock-based compensation			(118)					(118)
Treasury shares	—	—	—	—	—	(5,097)	—	(5,097)
Comprehensive loss:
Net (loss) income	—	—	—	(53,330)	—	—	150	(53,180)
Foreign currency translation adjustments, net of tax	—	—	—	—	(459)	—	(164)	(623)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(97)	—	—	(97)
Comprehensive loss								(53,900)
Balance at June 30, 2016	47,390	$47	$116,494	$36,357	$(2,653)	$(5,709)	$7,006	$151,542

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2016	47,428	$47	$117,749	$41,822	$(3,793)	$(5,909)	$6,905	$156,821
Stock-based compensation	403	1	1,552	—	—	—	—	1,553
ASU 2016-09 adoption adjustment	—	—	29	213	—	—	—	242
Issuance of common stock under Employee Stock Purchase Plan	23	—	66	—	—	—	—	66
Stock options exercised	26	—	71	—	—	—	—	71
Comprehensive income:
Net income	—	—	—	5,420	—	—	48	5,468
Foreign currency translation adjustments, net of tax	—	—	—	—	568	—	172	740
Fair value adjustment of derivatives, net of tax	—	—	—	—	86	—	—	86
Comprehensive income								6,294
Balance at June 30, 2017	47,880	$48	$119,467	$47,455	$(3,139)	$(5,909)	$7,125	$165,047
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cash flows from operating activities
Net income (loss)	$3,720	$(55,808)	$5,468	$(53,180)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	353	249	561	320
Depreciation	7,271	6,658	14,410	13,335
Amortization of intangible assets	1,082	1,232	2,197	2,545
Amortization of deferred financing costs	83	115	177	233
Goodwill impairment	—	73,920	—	73,920
Stock-based compensation	816	651	1,553	1,423
Deferred income taxes	2,248	(10,066)	3,425	(8,317)
Deferred tax valuation allowance	45	(87)	34	(15)
Loss on early extinguishment of debt	40	44	106	90
Other non-cash items, net	(163)	(119)	(136)	(453)
Changes in operating assets and liabilities:
Accounts receivable	(95)	(124)	(148)	(1,388)
Inventory	1,026	(1,199)	(508)	(2,767)
Prepaid expenses and other assets	(1,956)	(1,063)	(2,158)	(666)
Accounts payable and accrued expenses	4,018	2,177	449	(3,197)
Net cash provided by operating activities	18,488	16,580	25,430	21,883
Cash flows from investing activities
Capital expenditures	(2,899)	(2,645)	(4,911)	(5,150)
Other	262	481	394	707
Net cash used in investing activities	(2,637)	(2,164)	(4,517)	(4,443)
Cash flows from financing activities
Proceeds from stock option exercises	3	19	71	30
Proceeds from issuance of common stock under Employee Stock Purchase Plan	30	31	66	70
Share repurchases	—	(2,364)	—	(5,097)
Contingent consideration on prior acquisitions	(81)	(302)	(151)	(367)
Early extinguishment of long-term debt	(5,650)	(4,600)	(14,150)	(9,000)
Payments on long-term debt agreements and capital leases	(4,106)	(3,220)	(7,914)	(6,341)
Borrowings under revolving credit facilities	1,000	—	2,500	—
Payments under revolving credit facilities	(175)	—	(300)	—
Payment of deferred financing costs	—	—	—	(30)
Net cash used in financing activities	(8,979)	(10,436)	(19,878)	(20,735)
Effect of foreign currency translation on cash balances	63	(321)	330	(216)
Net change in cash and cash equivalents	6,935	3,659	1,365	(3,511)
Cash and cash equivalents at beginning of period	19,669	16,793	25,239	23,963
Cash and cash equivalents at end of period	$26,604	$20,452	$26,604	$20,452
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$6,390	$5,742	$14,310	$8,607
Contingent liabilities in connection with acquisition of businesses	$27	$—	$27	$89
Liabilities in connection with deferred financing fees	$—	$76	$—	$76
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Correction to 2016 Financial Statements
Subsequent to the issuance of the Company's 2016 Consolidated Financial Statements, management identified an immaterial error in the balance sheet presentation of the Company's deferred tax assets and liabilities as of December 31, 2016. In its 2016 Consolidated Financial Statements, the Company presented its deferred taxes on a gross basis; however, such deferred taxes should have been presented on a net basis by taxing jurisdiction in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. As a result of the error, the Company has corrected the deferred tax assets and deferred tax liabilities balances as of December 31, 2016 in the accompanying Condensed Consolidated Balance Sheets. The correction resulted in a decrease to the Company's deferred tax liabilities balance of $30.3 million with a corresponding decrease of the same amount to the Company's deferred tax assets balance as of December 31, 2016. This correction had no impact to the Company's previously reported Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, Consolidated Statements of Cash Flows, or Notes to the Consolidated Financial Statements. The Company has concluded that the error correction was not material to the Consolidated Financial Statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the existing revenue recognition requirements in “Revenue Recognition (Topic 605).” The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. While the Company is continuing to assess the potential impacts that ASU 2014-09 will have on its condensed consolidated financial statements, the Company anticipates that the new guidance will primarily impact revenue recognized from its software service offerings, which account for less than 10% of the Company's consolidated total net sales. The Company will use the modified retrospective method to adopt the guidance in ASU 2014-09.
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

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service Sales
CDIM	$53,684	$54,860	$104,942	$108,525
MPS	33,050	34,055	65,544	67,286
AIM	3,136	3,666	6,348	7,405
Total service sales	89,870	92,581	176,834	183,216
Equipment and supplies sales	12,410	11,189	24,177	24,104
Total net sales	$102,280	$103,770	$201,011	$207,320
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2017, 3.4 million and 3.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and six months ended June 30, 2016, stock options of 4.4 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average common shares outstanding during the period—basic	45,792	45,955	45,716	46,285
Effect of dilutive stock options	466	—	613	—
Weighted average common shares outstanding during the period—diluted	46,258	45,955	46,329	46,285

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
At September 30, 2016, the Company performed its annual assessment and determined that goodwill was not impaired. The resulting analysis showed one reporting unit, which had previously recognized an impairment in the Company's interim goodwill impairment analysis, failing step one of the analysis, but no additional impairment of the related goodwill was required as of September 30, 2016. The Company's analysis of the same reporting unit as of June 30, 2017 indicated that no additional goodwill impairment was required.
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
The changes in the carrying amount of goodwill from January 1, 2016 through June 30, 2017 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2016	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	73,920	(73,920)
December 31, 2016	405,558	266,870	138,688
Additions	—	—	—
Goodwill impairment	—	—	—
June 30, 2017	$405,558	$266,870	$138,688
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2017 and December 31, 2016 which continue to be amortized:

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,295	$88,592	$10,703	$99,104	$86,305	$12,799
Trade names and trademarks	20,298	19,907	391	20,281	19,878	403
	$119,593	$108,499	$11,094	$119,385	$106,183	$13,202
Based on current information, estimated future amortization expense of other intangible assets for the remainder of the 2017 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2017 (excluding the six months ended June 30, 2017)	$2,101
2018	3,856
2019	3,135
2020	1,525
2021	170
Thereafter	307
$11,094
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated rate in conjunction with the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $2.5 million and $3.7 million in relation to pretax income of $6.2 million and $9.2 million for the three and six months ended June 30, 2017, respectively, which resulted in an effective income tax rate of 40.4% and 40.7%, for the three and six months ended June 30, 2017, respectively. The Company recorded income tax benefits of $10.0 million and $8.0 million in relation to pretax losses of $65.8 million and $61.2 million for the three and six months ended June 30, 2016, respectively, which resulted in an effective income tax rate of 15.2% and 13.1%, for the three and six months ended June 30, 2016, respectively. The Company's low effective income tax rate was primarily due to the $41.4 million goodwill impairment related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, excluding permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company continues to carry a $1.3 million valuation allowance against certain deferred tax assets as of June 30, 2017.

Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2017 are considered more likely than not to be realized. The valuation allowance of $1.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of June 30, 2017 included in prepaid expenses in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Term A loan facility maturing 2019 net of deferred financing fees of $756 and $1,039; 3.26% and 2.86% interest rate at June 30, 2017 and December 31, 2016	$106,094	$119,961
Borrowings from revolving loan facility under the Term A Credit Agreement; 3.19% and 2.64% interest rate at June 30, 2017 and December 31, 2016	3,150	950
Various capital leases; weighted average interest rate of 5.2% and 5.6% at June 30, 2017 and December 31, 2016; principal and interest payable monthly through June 2022	42,700	36,231
Various other notes payable with a weighted average interest rate of 10.8% and 10.7% at June 30, 2017 and December 31, 2016; principal and interest payable monthly through November 2019	23	31
	151,967	157,173
Less current portion	(15,162)	(13,773)
	$136,805	$143,400

Term A Loan Facility
On November 20, 2014 the Company entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces the Company’s Credit Agreement dated as of January 27, 2012. The Company may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Term A Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Term A Credit Agreement mature on November 20, 2019. As of June 30, 2017, the Company's borrowing availability under the Term A Credit Agreement was $24.9 million, which was the maximum borrowing limit of $30.0 million reduced by outstanding letters of credit of $1.9 million and revolver credit facility balance of $3.2 million.

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
As of June 30, 2017, the Company has paid $68.2 million in aggregate principal on its $175.0 million Term Loan Credit Agreement. Principal payments on the Term Loan Credit Agreement of $14.2 million in 2017 resulted in a loss on extinguishment of debt of $40 thousand and $0.1 million for the three and six months ended June 30, 2017.

On July 14, 2017, the Company amended its Term A Credit Agreement. See Note 10, “Subsequent Events” for further information.
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

7. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of June 30, 2017, 0.7 million shares remain available for issuance under the Stock Plan.
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
During the six months ended June 30, 2017, the Company granted options to acquire a total of 0.5 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2017, the Company granted 0.4 million shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over a period of three to four years from the grant date.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $0.8 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively.
The impact of stock-based compensation before income taxes on the interim Condensed Consolidated Statements of Operations was $1.6 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, total unrecognized compensation cost related to unvested stock-based payments totaled $4.4 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
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

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of June 30, 2017 and December 31, 2016:

		Fair Value
	Balance Sheet Classification	June 30, 2017	December 31, 2016
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$22	$39
Interest rate cap contracts - long-term portion	Other assets	—	—
Total derivatives designated as hedging instruments		$22	$39

The following table summarizes the income (loss) recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Amount of Income (Loss) Recognized in AOCL on Derivative
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts, net of tax	$45	$(2)	$86	$(97)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 and 2016:

	Amount of Loss Reclassified from AOCL into Income
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$88	$—	$43	$—	$158	$—	$64	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the condensed consolidated financial statements as of and for the six months ended June 30, 2017 and 2016:

	Significant Other Unobservable Inputs
	June 30, 2017		June 30, 2016
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$138,688	$—	$138,688	$73,920

In accordance with ASC 350, goodwill was written down to its implied fair value of $138.7 million as of June 30, 2016, resulting in an impairment charge of $73.9 million during the six months ended June 30, 2016 . See Note 3, “Goodwill and Other Intangibles Resulting from Business Acquisitions” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the condensed consolidated financial statements as of and for the six months ended June 30, 2017 and as of and for the year ended December 31 2016:

	Significant Other Unobservable Inputs
	June 30, 2017			December 31, 2016
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$22	$—	$—	$39	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$318	$—	$—	$402	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.
The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of June 30, 2017, the estimated contractually required earnout amounts would be achieved.
The following table presents the change in the Level 3 contingent purchase price consideration liability for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$350	$868	$402	$1,059
Additions related to acquisitions	34	—	34	104
Payments	(81)	(302)	(151)	(367)
Adjustments included in earnings	11	27	23	(195)
Foreign currency translation adjustments	4	11	10	3
Ending balance	$318	$604	$318	$604
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheet were $5.3 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2017 for borrowings under its Term Loan Credit Agreement is $106.9 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $106.9 million as of June 30, 2017.

10. Subsequent Events

On July 14, 2017, the Company amended its Term A Credit Agreement. The amendment increases the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and resizes the outstanding principal amount of the Term Loan under the agreement at $60 million. Upon the execution of the amendment to the Term A Credit Agreement, the principal amount outstanding under the agreement remained unchanged at $110.0 million. As amended, the principal of the resized Term Loan balance will amortize at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.

The amendment reduced the rate of interest payable on the loans borrowed under the Term A Credit Agreement by 0.25%. Specifically, LIBOR loans borrowed under the agreement will bear interest at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on the Company’s Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on the Company’s Total Leverage Ratio.

The Amendment also modified the Total Leverage Ratio the Company is required to maintain under the Term A Credit Agreement by increasing it from 3.00 to 1.00 to 3.25 to 1.00.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
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
We believe we offer a distinct portfolio of services within the AEC/O industry, though clients outside of our core market continue to show significant interest in our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 77% of our net sales for the six months ended June 30, 2017, with the remaining 23% consisting of sales to businesses outside of construction.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2017 and 2016 to reflect the exclusion of loss on extinguishment of debt, goodwill impairment, restructuring expense, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2017 and 2016. We believe these charges were the result of the then current macroeconomic environment, our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and six months ended June 30, 2017 and 2016 to exclude loss on extinguishment of debt, goodwill impairment, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Cash flows provided by operating activities	$18,488	$16,580	$25,430	$21,883
Changes in operating assets and liabilities, net of effect of business acquisitions	(2,993)	209	2,365	8,018
Non-cash expenses, including depreciation, amortization and goodwill impairment	(11,775)	(72,597)	(22,327)	(83,081)
Income tax provision (benefit)	2,522	(10,015)	3,748	(8,046)
Interest expense, net	1,594	1,526	3,149	2,972
Income attributable to the noncontrolling interest	(84)	(96)	(48)	(150)
Depreciation and amortization	8,353	7,890	16,607	15,880
EBITDA	16,105	(56,503)	28,924	(42,524)

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net income (loss) attributable to ARC Document Solutions, Inc.	$3,636	$(55,904)	$5,420	$(53,330)
Interest expense, net	1,594	1,526	3,149	2,972
Income tax provision (benefit)	2,522	(10,015)	3,748	(8,046)
Depreciation and amortization	8,353	7,890	16,607	15,880
EBITDA	16,105	(56,503)	28,924	(42,524)
Loss on extinguishment of debt	40	44	106	90
Goodwill impairment	—	73,920	—	73,920
Restructuring expense(1)	—	5	—	7
Stock-based compensation	816	651	1,553	1,423
Adjusted EBITDA	$16,961	$18,117	$30,583	$32,916

(1)
In October 2012, we initiated a restructuring plan which included the closure or downsizing of the Company's service center locations, as well as a reduction in headcount. Restructuring expenses in 2016 primarily consist of revised estimated lease termination and obligation costs resulting from facilities closed in 2013.

The following is a reconciliation of net income (loss) margin attributable to ARC to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1)	2016 (1)	2017 (1)	2016 (1)
Net income (loss) margin attributable to ARC	3.6%	(53.9)%	2.7%	(25.7)%
Interest expense, net	1.6	1.5	1.6	1.5
Income tax provision (benefit)	2.5	(9.7)	1.9	(3.9)
Depreciation and amortization	8.2	7.6	8.3	7.7
EBITDA margin	15.7	(54.5)	14.4	(20.5)
Loss on extinguishment of debt	—	—	0.1	—
Goodwill impairment	—	71.2	—	35.7
Restructuring expense	—	—	—	—
Stock-based compensation	0.8	0.6	0.8	0.7
Adjusted EBITDA margin	16.6%	17.5%	15.2%	15.9%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to unaudited adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net income (loss) attributable to ARC Document Solutions, Inc.	$3,636	$(55,904)	$5,420	$(53,330)
Loss on extinguishment of debt	40	44	106	90
Goodwill impairment	—	73,920	—	73,920
Restructuring expense	—	5	—	7
Income tax benefit related to above items	(16)	(13,350)	(42)	(13,369)
Deferred tax valuation allowance and other discrete tax items	51	95	79	203
Unaudited adjusted net income attributable to ARC Document Solutions, Inc.	$3,711	$4,810	$5,563	$7,521

Actual:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$(1.22)	$0.12	$(1.15)
Diluted	$0.08	$(1.22)	$0.12	$(1.15)
Weighted average common shares outstanding:
Basic	45,792	45,955	45,716	46,285
Diluted	46,258	45,955	46,329	46,285
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$0.10	$0.12	$0.16
Diluted	$0.08	$0.10	$0.12	$0.16
Weighted average common shares outstanding:
Basic	45,792	45,955	45,716	46,285
Diluted	46,258	46,568	46,329	46,889

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2017	2016 (1)	$	%	2017 (1)	2016	$	%
CDIM	$53.7	$54.9	$(1.2)	(2.1)%	$104.9	$108.5	$(3.6)	(3.3)%
MPS	33.1	34.1	(1.0)	(3.0)%	65.5	67.3	(1.7)	(2.6)%
AIM	3.1	3.7	(0.5)	(14.5)%	6.3	7.4	(1.1)	(14.3)%
Total service sales	89.9	92.6	(2.7)	(2.9)%	176.8	183.2	(6.4)	(3.5)%
Equipment and supplies sales	12.4	11.2	1.2	10.9%	24.2	24.1	0.1	0.3%
Total net sales	$102.3	$103.8	$(1.5)	(1.4)%	$201.0	$207.3	$(6.3)	(3.0)%

Gross profit	$34.5	$36.4	$(1.9)	(5.2)%	$65.3	$70.1	$(4.8)	(6.9)%
Selling, general and administrative expenses	$25.6	$25.5	$—	0.2%	$50.7	$51.9	$(1.2)	(2.2)%
Amortization of intangibles	$1.1	$1.2	$(0.2)	(12.2)%	$2.2	$2.5	$(0.3)	(13.7)%
Goodwill impairment	$—	$73.9	$(73.9)	(100.0)%	$—	$73.9	$(73.9)	(100.0)%
Restructuring expense	$—	$—	$—	(100.0)%	$—	$—	$—	(100.0)%
Loss on extinguishment of debt	$—	$—	$—	(9.1)%	$0.1	$0.1	$—	17.8%
Interest expense, net	$1.6	$1.5	$0.1	4.5%	$3.1	$3.0	$0.2	6.0%
Income tax provision (benefit)	$2.5	$(10.0)	$12.5	(125.2)%	$3.7	$(8.0)	$11.8	(146.6)%
Net income (loss) attributable to ARC	$3.6	$(55.9)	$59.5	(106.5)%	$5.4	$(53.3)	$58.8	(110.2)%
Adjusted net income attributable to ARC	$3.7	$4.8	$(1.1)	(22.8)%	$5.6	$7.5	$(2.0)	(26.0)%
EBITDA	$16.1	$(56.5)	$72.6	(128.5)%	$28.9	$(42.5)	$71.4	(168.0)%
Adjusted EBITDA	$17.0	$18.1	$(1.2)	(6.4)%	$30.6	$32.9	$(2.3)	(7.1)%

(1)	Column does not foot due to rounding

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1)	2016 (1)	2017 (1)	2016 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.3	64.9	67.5	66.2
Gross profit	33.7	35.1	32.5	33.8
Selling, general and administrative expenses	25.0	24.6	25.2	25.0
Amortization of intangibles	1.1	1.2	1.1	1.2
Goodwill impairment	—	71.2	—	35.7
Restructuring expense	—	—	—	—
Income (loss) from operations	7.7	(61.9)	6.2	(28.1)
Loss on extinguishment of debt	—	—	0.1	—
Interest expense, net	1.6	1.5	1.6	1.5
Income (loss) before income tax provision (benefit)	6.1	(63.4)	4.6	(29.5)
Income tax provision (benefit)	2.5	(9.7)	1.9	(3.9)
Net income (loss)	3.6	(53.8)	2.7	(25.7)
Income attributable to the noncontrolling interest	(0.1)	(0.1)	—	(0.1)
Net income (loss) attributable to ARC	3.6%	(53.9)%	2.7%	(25.7)%
EBITDA	15.7%	(54.5)%	14.4%	(20.5)%
Adjusted EBITDA	16.6%	17.5%	15.2%	15.9%

(1)	Column does not foot due to rounding
Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Net Sales
Net sales for the three and six months ended June 30, 2017 decreased by 1.4%, and 3.0% compared to the same periods in 2016 due primarily to declines in our print-based service offerings.
CDIM. Year-over-year sales of CDIM services decreased $1.2 million, or 2.1%, and $3.6 million, or 3.3%, for the three and six months ended June 30, 2017, respectively. The decrease in sales of CDIM services was primarily due to the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. CDIM services represented 53% and 52% of total net sales for the three and six months ended June 30, 2017 compared to 53% and 52% during the same periods in 2016, respectively.
MPS. Year-over-year sales of MPS services for the three and six months ended June 30, 2017 decreased $1.0 million, or 3.0%, and $1.7 million, or 2.6%, respectively, due to the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment partially offset by new customer acquisitions. Our MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 32% and 33% of total net sales for the three and six months ended June 30, 2017, compared to 33% during the same both periods in 2016.
The number of MPS locations has grown to approximately 9,830 as of June 30, 2017, an increase of approximately 590 locations compared to June 30, 2016. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.
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
AIM. Year-over-year sales of AIM Services declined $0.5 million, or 14.5%, and $1.1 million, or 14.3%, for the three and six months ended June 30, 2017, respectively. The decline was primarily driven by a reorganization in our sales staff which we believe will cause a temporary decline in AIM sales. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently. We believe we have developed a valuable solution that will drive growth in the future, but required a reorganization of the sales force that is temporarily disrupting sales.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $1.2 million, or 10.9%, and $0.1 million, or 0.3%, for the three and six months ended June 30, 2017, respectively. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales that drove our growth were derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $6.3 million and $11.8 million for the three and six months ended June 30, 2017, as compared to $3.9 million and $9.7 million for the three and six months ended June 30, 2016, respectively. We do not anticipate sustained growth in Equipment and Supplies Sales as we are placing more focus on growing MPS sales and converting sales contracts to MPS agreements; however, we intend to be opportunistic about sales opportunities as they arise in North America and abroad.
Gross Profit
During the three months ended June 30, 2017, gross profit and gross margin decreased to $34.5 million, and 33.7% compared to $36.4 million and 35.1%, during the same period in 2016, on a sales decline of $1.5 million.
During the six months ended June 30, 2017, gross profit and gross margin decreased to $65.3 million, and 32.5% compared to $70.1 million and 33.8%, during the same period in 2016, on a sales decline of $6.3 million.
The decline in our gross margins for the three and six months ended June 30, 2017, was primarily driven by 1) the impact of lower revenue for the period reducing our ability to leverage the fixed portion of our overhead and labor costs and 2) the increase in low-margin equipment sales in China.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses were flat and decreased $1.2 million for the three and six months ended June 30, 2017, compared to the same periods in 2016.
General and administrative expenses decreased $0.7 million or 4.3%, and $1.3 million or 4.1% for the three and six months ended June 30, 2017, compared to the same periods in 2016. The reduction in expenses was primarily due to cost reduction initiatives undertaken in response to the drop in revenue.
Year-over-year sales and marketing expenses increased $0.7 million and $0.1 million, for the three and six months ended June 30, 2017, compared to the same periods in 2016. The increase for the three and six months ended June 30, 2017, was primarily due to investments in sales staff to support our new technology-enabled offerings.
Amortization of Intangibles
Amortization of intangibles of $1.1 million and $2.2 million for the three and six months ended June 30, 2017, decreased slightly compared to the same periods in 2016, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Restructuring Expense
Restructuring expenses for the three and six months ended June 30, 2016, consisted of revised estimated lease termination and obligation costs resulting from facilities closed in 2013. We incurred no additional restructuring expenses in 2017.
Goodwill Impairment
At June 30, 2016, the Company recorded a pretax, non-cash charge in 2016 to reduce the carrying value of goodwill by $73.9 million. See Note 3, “Goodwill and other Intangibles Resulting From Business Acquisitions” for further information regarding the process of assessing goodwill impairment.

Loss on Extinguishment of Debt
As of June 30, 2017, we have paid $68.2 million in aggregate principal of our $175.0 million Term Loan Credit Agreement, which was $24.4 million above our required principal payments since the inception of the credit agreement. Principal payments of $14.2 million during the six months ended June 30, 2017, resulted in a loss on the early extinguishment of debt of $40.0 thousand and $0.1 million for the three and six months ended June 30, 2017.
Interest Expense, Net
Net interest expense totaled $1.6 million and $3.1 million for the three and six months ended June 30, 2017, compared to $1.5 million and $3.0 million for the same periods in 2016. The slight increase was primarily as a result of the year-over-year Term A facility interest rate increase of 61 basis points driven by the increase in LIBOR partially offset by the early extinguishment of our long-term debt as described above.
Income Taxes

We recorded an income tax provision of $2.5 million and $3.7 million in relation to pretax income of $6.2 million and $9.2 million for the three and six months ended June 30, 2017, respectively, which resulted in an effective income tax rate of 40.4% and 40.7%, for the three and six months ended June 30, 2017, respectively.

For the three and six months ended June 30, 2017, our effective income tax rate would have been 39.7%, excluding the impact of a change in valuation allowance, certain stock-based compensation not deductible for income tax purposes and other discrete items. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of June 30, 2017.

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
Net Income (loss) Attributable to ARC
Net income (loss) attributable to ARC was $3.6 million and $5.4 million, during the three and six months ended June 30, 2017, as compared to net loss attributable to ARC of $55.9 million and $53.3 million in the same periods in 2016. The increase in net income attributable to ARC for three and six months ended June 30, 2017 versus the prior year periods is primarily due to the goodwill impairment charge taken in the second quarter of 2016, as noted above.
EBITDA
EBITDA margin increased to 15.7% and 14.4% for the three and six months ended June 30, 2017, from (54.5)% and (20.5)% for the same periods in 2016, respectively. Excluding the effect of the loss on extinguishment of debt, goodwill impairment, restructuring expense and stock-based compensation, adjusted EBITDA margin decreased to 16.6% and 15.2% during the three and six months ended June 30, 2017, as compared to 17.5% and 15.9% for the same periods in 2016. The decrease in adjusted EBITDA margin was due to the declines in revenue and gross margins described above.
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
Total cash and cash equivalents as of June 30, 2017, was $26.6 million. Of this amount, $13.5 million was held in foreign countries, with $10.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2017	2016	2017	2016
Net cash provided by operating activities	$18,488	$16,580	$25,430	$21,883
Net cash used in investing activities	$(2,637)	$(2,164)	$(4,517)	$(4,443)
Net cash used in financing activities	$(8,979)	$(10,436)	$(19,878)	$(20,735)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations during the three and six months ended June 30, 2017 compared to the same periods in 2016 was primarily due to changes in inventory and the timing of payables offset, in part, by the decline in profitability. Days sales outstanding (“DSO”) slightly decreased to 52 days as of June 30, 2017 compared to 53 as of June 30, 2016 due to the timing of sales and cash collections. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $4.9 million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively. The change in capital expenditures is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $19.9 million used in financing activities during the six months ended June 30, 2017 primarily relates to payments on our debt agreements and capital leases. As of June 30, 2017, we have paid $68.2 million in aggregate principal of our $175.0 million Term Loan Credit Agreement. Principal payments made were $24.4 million greater than the required principal payments since the inception of the agreement, of which $14.2 million in payments were made in 2017.
Our cash position, working capital, and debt obligations as of June 30, 2017 and December 31, 2016 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2017	December 31, 2016
Cash and cash equivalents	$26,604	$25,239
Working capital	$48,889	$44,892

Borrowings from term loan facility (1) (2)	$109,244	$120,911
Other debt obligations	42,723	36,262
Total debt obligations	$151,967	$157,173

(1) Net of deferred financing fees of $756 and $1,039 at June 30, 2017 and December 31, 2016, respectively.

(2) Includes $3.2 million and $1.0 million of revolving loans outstanding under Term A Loan Facility at June 30, 2017 and December 31, 2016, respectively.
The increase of $4.0 million in working capital in 2017 was primarily due to an increase in cash and cash equivalents, an increase in prepaid expenses and timing of payables offset, in part by an increase in capital lease obligations. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $26.6 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
While we have not been actively seeking growth through acquisition , the executive team continues to selectively evaluate potential acquisitions.
Debt Obligations
Term A Loan Facility
On November 20, 2014 we entered into a Credit Agreement (the “Term A Credit Agreement”) with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.

The Term A Credit Agreement provides for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under our Term Loan Credit Agreement dated as of December 20, 2013. The Credit Agreement also provides for the extension of revolving loans ("Revolving Loans") in an aggregate principal amount not to exceed $30.0 million. The Revolving Loan facility under the Term A Credit Agreement replaces our Credit Agreement dated as of January 27, 2012. We may request incremental commitments to the aggregate principal amount of Term Loans and Revolving Loans available under the Credit Agreement by an amount not to exceed $75.0 million in the aggregate. Unless an incremental commitment to increase the Term Loan or provide a new term loan matures at a later date, the obligations under the Credit Agreement mature on November 20, 2019.

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

The Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of our Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of our

Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00 through our fiscal quarter ending September 30, 2016, and thereafter, in an amount not to exceed 3.00 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Term A Credit Agreement), as amended on June 24, 2016, we are required to maintain, as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2017 and forecasted to remain in compliance with our covenants for the remainder of the term of the agreement.

On February 5, 2016, the Term A Credit Agreement was amended to exclude up to $15.0 million of stock repurchases from the calculation of the our Fixed Charge Coverage Ratio, provided that those stock repurchases are consummated in accordance with the other terms and conditions of the agreement.

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

The obligations of our subsidiary that is the borrower under the Credit Agreement are guaranteed by us and each other United States domestic subsidiary of our Company. The Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, our Company’s and each guarantor’s assets (subject to certain exceptions).

On July 14, 2017, we amended the Term A Credit Agreement. The amendment increases the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and resizes the outstanding principal amount of the Term Loan under the agreement at $60 million. Upon the execution of the amendment to the Term A Credit Agreement, the principal amount outstanding under the agreement remained unchanged at $110.0 million. As amended, the principal of the resized Term Loan balance will amortize at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.

The amendment reduced the rate of interest payable on the loans borrowed under the Term A Credit Agreement by 0.25%. Specifically, LIBOR loans borrowed under the agreement will bear interest at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on our Total Leverage Ratio (as defined in the Term A Credit Agreement). Loans borrowed under the agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on the our Total Leverage Ratio.

The Amendment also modified our Total Leverage Ratio that we are required to maintain under the Term A Credit Agreement by increasing it from 3.00 to 1.00 to 3.25 to 1.00.
Capital Leases
As of June 30, 2017, we had $42.7 million of capital lease obligations outstanding, with a weighted average interest rate of 5.2% and maturities between 2017 and 2022.
Other Notes Payable
As of June 30, 2017, we had $23.0 thousand of notes payable outstanding, with an interest rate of 10.8% and maturities through 2019. These notes are collateralized by equipment previously purchased.
Off-Balance Sheet Arrangements
As of June 30, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with business acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of June 30, 2017, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.3 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our condensed consolidated statement of operations.

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
At September 30, 2016, we performed our annual assessment and determined that goodwill was not impaired. The resulting analysis showed one reporting unit, which had previously recognized an impairment in our interim goodwill impairment analysis, failing step one of the analysis, but no additional impairment of the related goodwill was required as of September 30, 2016. Our analysis of the same reporting unit as of June 30, 2017 indicated that no additional goodwill impairment was required.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. We continue to carry a $1.3 million valuation allowance against certain deferred tax assets as of June 30, 2017.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of June 30, 2017. We report tax-related interest and penalties as a component of income tax expense.
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

As of June 30, 2017, we had $152.7 million of total debt and capital lease obligations, of which approximately 28% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at June 30, 2017, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.8 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2017—April 30, 2017	—	$—	—	$9,629
May 1, 2017—May 31, 2017	1	$3.37	1	$9,627
June 1, 2017—June 30, 2017	2	$2.94	2	$9,621
Total	3		3

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
Date: August 2, 2017

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