Form 10-Q
period 2017-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2017-11-03
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of October 27, 2017, there were 46,457,281 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2017

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2017	2016
Assets
Current assets:
Cash and cash equivalents	$26,363	$25,239
Accounts receivable, net of allowances for accounts receivable of $2,495 and $2,060	59,006	59,735
Inventories, net	19,095	18,184
Prepaid expenses	5,008	3,861
Other current assets	5,034	4,785
Total current assets	114,506	111,804
Property and equipment, net of accumulated depreciation of $205,435 and $201,192	65,645	60,735
Goodwill	121,051	138,688
Other intangible assets, net	10,087	13,202
Deferred income taxes	41,364	42,667
Other assets	2,590	2,185
Total assets	$355,243	$369,281
Liabilities and Equity
Current liabilities:
Accounts payable	$25,027	$24,782
Accrued payroll and payroll-related expenses	10,908	12,219
Accrued expenses	15,041	16,138
Current portion of long-term debt and capital leases	20,268	13,773
Total current liabilities	71,244	66,912
Long-term debt and capital leases	128,917	143,400
Other long-term liabilities	3,329	2,148
Total liabilities	203,490	212,460
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,891 and 47,428 shares issued and 46,451 and 45,988 shares outstanding	48	47
Additional paid-in capital	120,204	117,749
Retained earnings	32,681	41,822
Accumulated other comprehensive loss	(2,545)	(3,793)
	150,388	155,825
Less cost of common stock in treasury, 1,440 shares	5,909	5,909
Total ARC Document Solutions, Inc. stockholders’ equity	144,479	149,916
Noncontrolling interest	7,274	6,905
Total equity	151,753	156,821
Total liabilities and equity	$355,243	$369,281
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2017	2016	2017	2016
Service sales	$85,625	$89,178	$262,459	$272,394
Equipment and supplies sales	10,833	11,265	35,010	35,369
Total net sales	96,458	100,443	297,469	307,763
Cost of sales	67,231	67,713	202,918	204,904
Gross profit	29,227	32,730	94,551	102,859
Selling, general and administrative expenses	25,843	24,893	76,540	76,752
Amortization of intangible assets	1,053	1,160	3,250	3,705
Goodwill impairment	17,637	—	17,637	73,920
Restructuring expense	—	—	—	7
(Loss) income from operations	(15,306)	6,677	(2,876)	(51,525)
Other income, net	(19)	(16)	(60)	(54)
Loss on extinguishment and modification of debt	124	66	230	156
Interest expense, net	1,530	1,563	4,679	4,535
(Loss) income before income tax (benefit) provision	(16,941)	5,064	(7,725)	(56,162)
Income tax (benefit) provision	(2,174)	2,162	1,574	(5,884)
Net (loss) income	(14,767)	2,902	(9,299)	(50,278)
Income attributable to the noncontrolling interest	(7)	(61)	(55)	(211)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(14,774)	$2,841	$(9,354)	$(50,489)
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.32)	$0.06	$(0.20)	$(1.10)
Diluted	$(0.32)	$0.06	$(0.20)	$(1.10)
Weighted average common shares outstanding:
Basic	45,834	45,599	45,756	46,055
Diluted	45,834	46,189	45,756	46,055
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net (loss) income	$(14,767)	$2,902	$(9,299)	$(50,278)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	681	(250)	1,421	(873)
Fair value adjustment of derivatives, net of tax	55	47	141	(50)
Other comprehensive income (loss), net of tax	736	(203)	1,562	(923)
Comprehensive (loss) income	(14,031)	2,699	(7,737)	(51,201)
Comprehensive income attributable to noncontrolling interest	149	36	369	22
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(14,180)	$2,663	$(8,106)	$(51,223)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	229	—	2,073	—	—	—	—	2,073
Issuance of common stock under Employee Stock Purchase Plan	28	—	96	—	—	—	—	96
Stock options exercised	28	—	76	—	—	—	—	76
Tax deficiency from stock-based compensation			(70)					(70)
Treasury shares	—	—	—	—	—	(5,297)	—	(5,297)
Comprehensive loss:
Net (loss) income	—	—	—	(50,489)	—	—	211	(50,278)
Foreign currency translation adjustments, net of tax	—	—	—	—	(684)	—	(189)	(873)
Fair value adjustment of derivatives, net of tax	—	—	—	—	(50)	—	—	(50)
Comprehensive loss								(51,201)
Balance at September 30, 2016	47,415	$47	$117,264	$39,198	$(2,831)	$(5,909)	$7,042	$154,811

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2016	47,428	$47	$117,749	$41,822	$(3,793)	$(5,909)	$6,905	$156,821
Stock-based compensation	403	1	2,250	—	—	—	—	2,251
ASU 2016-09 adoption adjustment	—	—	29	213	—	—	—	242
Issuance of common stock under Employee Stock Purchase Plan	33	—	103	—	—	—	—	103
Stock options exercised	27	—	73	—	—	—	—	73
Comprehensive loss:
Net (loss) income	—	—	—	(9,354)	—	—	55	(9,299)
Foreign currency translation adjustments, net of tax	—	—	—	—	1,107	—	314	1,421
Fair value adjustment of derivatives, net of tax	—	—	—	—	141	—	—	141
Comprehensive loss								(7,737)
Balance at September 30, 2017	47,891	$48	$120,204	$32,681	$(2,545)	$(5,909)	$7,274	$151,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cash flows from operating activities
Net (loss) income	$(14,767)	$2,902	$(9,299)	$(50,278)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	306	324	867	644
Depreciation	7,377	6,697	21,787	20,032
Amortization of intangible assets	1,053	1,160	3,250	3,705
Amortization of deferred financing costs	69	111	246	344
Goodwill impairment	17,637	—	17,637	73,920
Stock-based compensation	699	650	2,251	2,073
Deferred income taxes	(2,380)	2,299	1,045	(6,018)
Deferred tax valuation allowance	454	(1)	488	(16)
Loss on extinguishment and modification of debt	124	66	230	156
Other non-cash items, net	(205)	(87)	(340)	(540)
Changes in operating assets and liabilities:
Accounts receivable	554	(897)	406	(2,285)
Inventory	(142)	(429)	(650)	(3,196)
Prepaid expenses and other assets	1,029	1,179	(1,129)	513
Accounts payable and accrued expenses	(482)	(1,811)	(33)	(5,008)
Net cash provided by operating activities	11,326	12,163	36,756	34,046
Cash flows from investing activities
Capital expenditures	(2,335)	(2,430)	(7,246)	(7,580)
Other	72	135	466	842
Net cash used in investing activities	(2,263)	(2,295)	(6,780)	(6,738)
Cash flows from financing activities
Proceeds from stock option exercises	2	46	73	76
Proceeds from issuance of common stock under Employee Stock Purchase Plan	37	26	103	96
Share repurchases	—	(200)	—	(5,297)
Contingent consideration on prior acquisitions	(63)	(86)	(214)	(453)
Early extinguishment of long-term debt	—	(7,000)	(14,150)	(16,000)
Payments on long-term debt agreements and capital leases	(52,146)	(3,310)	(60,060)	(9,651)
Borrowings under revolving credit facilities	52,350	—	54,850	—
Payments under revolving credit facilities	(9,375)	—	(9,675)	—
Payment of deferred financing costs	(270)	(76)	(270)	(106)
Net cash used in financing activities	(9,465)	(10,600)	(29,343)	(31,335)
Effect of foreign currency translation on cash balances	161	(80)	491	(296)
Net change in cash and cash equivalents	(241)	(812)	1,124	(4,323)
Cash and cash equivalents at beginning of period	26,604	20,452	25,239	23,963
Cash and cash equivalents at end of period	$26,363	$19,640	$26,363	$19,640
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$6,404	$3,738	$20,714	$12,345
Contingent liabilities in connection with acquisition of businesses	$—	$—	$27	$85
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
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
Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04, Intangibles-Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment. The new guidance simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. Accordingly, the Company is required to perform its annual, or interim, goodwill impairment tests by comparing the fair value of a reporting unit with its respective carrying value, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The new standard is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. The Company elected to early-adopt ASU 2017-04 for its annual goodwill impairment test as of September 30, 2017. See Note 3, “Goodwill and Other Intangibles” for further information regarding the process of assessing goodwill impairment and the results of the Company's 2017 annual goodwill impairment test.

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

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. While the Company is continuing to assess the potential impacts that ASC 842 will have on its condensed consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases related to its service centers and office space, which are currently classified as operating leases. The resulting impact of the adoption of ASC 842 will be an increase to assets and a corresponding increase to liabilities for the same amount on the Company's consolidated balance sheet. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. In addition, ASU 2014-09 provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The new guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.
The Company will adopt the new standard on January 1, 2018 under the modified retrospective method and expects the cumulative effect adjustment in retained earnings as of adoption date to be minimal. While the Company is continuing to finalize its ASU 2014-09 assessment and the resulting impact the adoption will have on its consolidated financial statements, the Company does not expect the adoption will have a material impact to its consolidated financial statements.
The Company has performed an analysis of each of its service revenue categories (CDIM, MPS and AIM) to identify any differences in the recognition, measurement, or presentation of revenue recognition and related costs. In addition, the Company is analyzing its product revenue category (equipment and supplies sales). Based on its preliminary analyses, the Company expects the pattern of revenue recognition and the costs to acquire customer contracts to remain consistent with the Company's current revenue recognition policy. The Company is also analyzing detailed disclosure requirements as well as any changes to the Company’s systems and internal controls to support adoption of the new standard.
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
Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service Sales
CDIM	$50,089	$53,228	$155,031	$161,753
MPS	32,153	32,796	97,697	100,082
AIM	3,383	3,154	9,731	10,559
Total service sales	85,625	89,178	262,459	272,394
Equipment and supplies sales	10,833	11,265	35,010	35,369
Total net sales	$96,458	$100,443	$297,469	$307,763
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2017, 5.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2016, 3.0 million and 4.4 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, respectively, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average common shares outstanding during the period—basic	45,834	45,599	45,756	46,055
Effect of dilutive stock options	—	590	—	—
Weighted average common shares outstanding during the period—diluted	45,834	46,189	45,756	46,055

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
Traditionally, goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting units to its carrying amount. If the carrying amount of a reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating an implied fair value of goodwill.
For its annual goodwill impairment test as of September 30, 2017, the Company elected to early-adopt ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. As a result, the Company compared the fair value of a reporting unit with its respective carrying value, and recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.
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
At September 30, 2017, the Company's goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. The underperformance of the Company relative to its forecast in the third quarter of 2017, and more specifically, the underperformance against forecast of one of the Company's reporting units which previously had goodwill impairment in 2016 drove the decline in the fair value of the reporting unit. As a result, the Company recorded a pretax, non-cash charge for the three and nine months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
At June 30, 2016, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The indicators included, among other factors: (1) the underperformance against plan of the Company's reporting units, (2) a revision of the Company's forecasted future earnings, and (3) a decline in the Company's market capitalization in 2016. The Company's interim goodwill impairment analysis as of June 30, 2016 indicated that five of its eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis. Accordingly, the Company recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million.
Given the changing document and printing needs of the Company’s customers, and the uncertainties regarding the effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment test in 2017 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2018, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and

Other ) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2016 through September 30, 2017 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2016	$405,558	$192,950	$212,608
Additions	—	—	—
Goodwill impairment	—	73,920	(73,920)
December 31, 2016	405,558	266,870	138,688
Additions	—	—	—
Goodwill impairment	—	17,637	(17,637)
September 30, 2017	$405,558	$284,507	$121,051
See “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the process and assumptions used in the goodwill impairment analysis.
Long-lived and Other Intangible Assets
The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the regional level, which is the operating segment level.
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2017 and concluded that there was no impairment.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2017 and December 31, 2016 which continue to be amortized:

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,484	$89,789	$9,695	$99,104	$86,305	$12,799
Trade names and trademarks	20,283	19,891	392	20,281	19,878	403
	$119,767	$109,680	$10,087	$119,385	$106,183	$13,202
Estimated future amortization expense of other intangible assets for the remainder of the 2017 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2017 (excluding the nine months ended September 30, 2017)	$1,027
2018	3,875
2019	3,151
2020	1,539
2021	178
Thereafter	317
$10,087
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax benefit of $2.2 million and an income tax provision of $1.6 million in relation to pretax losses of $16.9 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, which resulted in an effective income tax rate of 12.8% and (20.4)%, for the three and nine months ended September 30, 2017, respectively. The Company recorded an income tax provision of $2.2 million in relation to pretax income of $5.1 million for the three months ended September 30, 2016, and an income tax benefit of $5.9 million in relation to pretax losses of $56.2 million for the nine months ended September 30, 2016, which resulted in an effective income tax rate of 15.2% and 13.1%, for the three and nine months ended September 30, 2016, respectively. The Company's low effective income tax rate was primarily due to the portion of its goodwill impairments related to historical stock acquisitions which cannot be deducted for income tax purposes until the related stock is disposed of ($10.0 million and $41.4 million recognized in 2017 and 2016, respectively).

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $1.8 million valuation allowance against certain deferred tax assets as of September 30, 2017.

Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2017 are considered more likely than not to be realized. The valuation allowance of $1.8 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of September 30, 2017 included in prepaid expenses in its Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Term A loan facility maturing 2022 net of deferred financing fees of $811 and $1,039; 3.07% and 2.86% interest rate at September 30, 2017 and December 31, 2016	$58,064	$119,961
Borrowings from revolving loan facility under the Term A Credit Agreement; 3.23% and 2.64% interest rate at September 30, 2017 and December 31, 2016	46,125	950
Various capital leases; weighted average interest rate of 4.6% and 5.6% at September 30, 2017 and December 31, 2016; principal and interest payable monthly through September 2022	44,975	36,231
Various other notes payable with a weighted average interest rate of 10.8% and 10.7% at September 30, 2017 and December 31, 2016; principal and interest payable monthly through November 2019	21	31
	149,185	157,173
Less current portion	(20,268)	(13,773)
	$128,917	$143,400

Amended Term A Loan Facility
On July 14, 2017, the Company amended its Credit Agreement (the “Term A Credit Agreement”) which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The original Term A Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under the Company’s then effective Term Loan Credit Agreement. The original Credit Agreement also provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increases the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and resizes the outstanding principal amount of the Term Loan under the agreement at $60 million. Upon the execution of the amendment to the Term A Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As amended, the principal of the resized Term Loan balance will amortize at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.
As of September 30, 2017, the Company's borrowing availability under the amended Term A Credit Agreement was $32.1 million, which was the maximum borrowing limit of $80.0 million reduced by outstanding letters of credit of $1.8 million and revolver credit facility balance of $46.1 million.

Loans borrowed under the amended Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on the Company’s Total Leverage Ratio (as defined in the amended Term A Credit Agreement). Loans borrowed under the amended Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on the Company’s Total Leverage Ratio. The amendment reduced the rate of interest payable on the loans borrowed under the amended Term A Credit Agreement by 0.25%.

The Company pays certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.

Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the amended Term A Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the amended Term A Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of the Company.

The amended Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the amended Term A Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the amended Term A Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00.

The amended Term A Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.

The obligations of the Company’s subsidiary that is the borrower under the amended Term A Credit Agreement are guaranteed by the Company and each other United States domestic subsidiary of the Company. The amended Term A Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, the Company’s and each guarantor’s assets (subject to certain exceptions).
Prior to entering into the amended Term A Credit Agreement, the Company had paid $68.2 million in aggregate principal on its original $175.0 million Term Loan Credit Agreement. Principal payments on the Term Loan Credit Agreement of $14.2 million in 2017 resulted in a loss on extinguishment and modification of debt of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.

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
7. Stock-Based Compensation
At the Company's annual meeting of stockholders held on May 1, 2014, the Company's stockholders approved the Company's 2014 Stock Plan (the “2014 Stock Plan”) as adopted by the Company's board of directors. The 2014 Stock Plan replaces the American Reprographics Company 2005 Stock Plan (the "2005 Plan"). The 2014 Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The 2014 Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. As of September 30, 2017, 0.7 million shares remain available for issuance under the Stock Plan.
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
During the nine months ended September 30, 2017, the Company granted options to acquire a total of 0.5 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2017, the Company granted 0.4 million shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over a period of three to four years from the grant date.
Stock-based compensation was $0.7 million for the three months ended September 30, 2017 and 2016. Stock-based compensation was $2.3 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
As of September 30, 2017, total unrecognized compensation cost related to unvested stock-based payments totaled $3.7 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
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

In January 2015, the Company entered into three one-year interest rate cap contracts to hedge against its exposure to interest rate volatility: (1) $80.0 million notional interest rate cap effective in 2015, (2) $65.0 million notional forward interest rate cap effective in 2016, and (3) $50.0 million notional forward interest rate cap effective in 2017. Over the next twelve months, the Company expects to reclassify $0.1 million from AOCL to interest expense.

The following table summarizes the fair value and classification on the Condensed Consolidated Balance Sheets of the Company's derivatives as of September 30, 2017 and December 31, 2016:

		Fair Value
	Balance Sheet Classification	September 30, 2017	December 31, 2016
Derivative designated as hedging instrument under ASC 815
Interest rate cap contracts - current portion	Other current assets	$10	$39
Interest rate cap contracts - long-term portion	Other assets	—	—
Total derivatives designated as hedging instruments		$10	$39

The following table summarizes the income (loss) recognized in AOCL of derivatives, designated and qualifying as cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Amount of Income (Loss) Recognized in AOCL on Derivatives
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Derivative in ASC 815 Cash Flow Hedging Relationship
Interest rate cap contracts, net of tax	$55	$47	$141	$(50)

The following table summarizes the effect of the interest rate cap on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 and 2016:

	Amount of Loss Reclassified from AOCL into Income
	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion	Effective Portion	Ineffective Portion
Location of Loss Reclassified from AOCL into Income
Interest expense	$103	$—	$68	$—	$261	$—	$132	$—

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis as of and for the nine months ended September 30, 2017 and 2016:

	Significant Other Unobservable Inputs
	September 30, 2017		September 30, 2016
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$17,637	$138,688	$73,920

In accordance with ASC 350, goodwill was written down to its implied fair value of $121.1 million as of September 30, 2017 and $138.7 million as of June 30, 2016, resulting in impairment charges of $17.6 million during the three and nine months ended September 30, 2017 and $73.9 million during the nine months ended September 30, 2016 . See Note 3, “Goodwill and Other Intangibles” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis as of and for the nine months ended September 30, 2017 and as of and for the year ended December 31 2016:

	Significant Other Unobservable Inputs
	September 30, 2017			December 31, 2016
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$10	$—	$—	$39	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$258	$—	$—	$402	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.

The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of September 30, 2017, the estimated contractually required earnout amounts would be achieved.
The following table presents the change in the Level 3 contingent purchase price consideration liability for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$318	$604	$402	$1,059
Additions related to acquisitions	—	—	34	104
Payments	(70)	(86)	(221)	(453)
Adjustments included in earnings	3	15	26	(180)
Foreign currency translation adjustments	7	8	17	11
Ending balance	$258	$541	$258	$541
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Condensed Consolidated Balance Sheet were $6.4 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2017 for borrowings under its Term Loan Credit Agreement is $105.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $105.0 million as of September 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2016 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
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
We believe we offer a distinct portfolio of services within the AEC/O industry, though clients outside of our core market continue to show significant interest in our offerings. Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 78% of our net sales for the nine months ended September 30, 2017, with the remaining 22% consisting of sales to businesses outside of construction.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2017 and 2016 to reflect the exclusion of loss on extinguishment and modification of debt, goodwill impairment, restructuring expense, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2017 and 2016. We believe these charges were the result of our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016 to exclude loss on extinguishment and modification of debt, goodwill impairment, restructuring expense and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Cash flows provided by operating activities	$11,326	$12,163	$36,756	$34,046
Changes in operating assets and liabilities, net of effect of business acquisitions	(959)	1,958	1,406	9,976
Non-cash expenses, including depreciation, amortization and goodwill impairment	(25,134)	(11,219)	(47,461)	(94,300)
Income tax (benefit) provision	(2,174)	2,162	1,574	(5,884)
Interest expense, net	1,530	1,563	4,679	4,535
Income attributable to the noncontrolling interest	(7)	(61)	(55)	(211)
Depreciation and amortization	8,430	7,857	25,037	23,737
EBITDA	$(6,988)	$14,423	$21,936	$(28,101)

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net (loss) income attributable to ARC Document Solutions, Inc.	$(14,774)	$2,841	$(9,354)	$(50,489)
Interest expense, net	1,530	1,563	4,679	4,535
Income tax (benefit) provision	(2,174)	2,162	1,574	(5,884)
Depreciation and amortization	8,430	7,857	25,037	23,737
EBITDA	(6,988)	14,423	21,936	(28,101)
Loss on extinguishment and modification of debt	124	66	230	156
Goodwill impairment	17,637	—	17,637	73,920
Restructuring expense	—	—	—	7
Stock-based compensation	699	650	2,251	2,073
Adjusted EBITDA	$11,472	$15,139	$42,054	$48,055

The following is a reconciliation of net (loss) income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016	2017 (1)	2016 (1)
Net (loss) income margin attributable to ARC Document Solutions, Inc.	(15.3)%	2.8%	(3.1)%	(16.4)%
Interest expense, net	1.6	1.6	1.6	1.5
Income tax (benefit) provision	(2.3)	2.2	0.5	(1.9)
Depreciation and amortization	8.7	7.8	8.4	7.7
EBITDA margin	(7.2)	14.4	7.4	(9.1)
Loss on extinguishment and modification of debt	0.1	0.1	0.1	0.1
Goodwill impairment	18.3	—	5.9	24.0
Restructuring expense	—	—	—	—
Stock-based compensation	0.7	0.6	0.8	0.7
Adjusted EBITDA margin	11.9%	15.1%	14.1%	15.6%

(1)	Column does not foot due to rounding

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2017	2016	2017	2016
Net (loss) income attributable to ARC Document Solutions, Inc.	$(14,774)	$2,841	$(9,354)	$(50,489)
Loss on extinguishment and modification of debt	124	66	230	156
Goodwill impairment	17,637	—	17,637	73,920
Restructuring expense	—	—	—	7
Income tax benefit related to above items	(3,144)	(26)	(3,186)	(13,395)
Deferred tax valuation allowance and other discrete tax items	515	138	594	341
Adjusted net income attributable to ARC Document Solutions, Inc.	$358	$3,019	$5,921	$10,540

Actual:
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.32)	$0.06	$(0.20)	$(1.10)
Diluted	$(0.32)	$0.06	$(0.20)	$(1.10)
Weighted average common shares outstanding:
Basic	45,834	45,599	45,756	46,055
Diluted	45,834	46,189	45,756	46,055
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.07	$0.13	$0.23
Diluted	$0.01	$0.07	$0.13	$0.23
Weighted average common shares outstanding:
Basic	45,834	45,599	45,756	46,055
Diluted	46,342	46,189	46,335	46,655

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2017 (1)	2016 (1)	$	%	2017 (1)	2016 (1)	$	%
CDIM	$50.1	$53.2	$(3.1)	(5.9)%	$155.0	$161.8	$(6.7)	(4.2)%
MPS	32.2	32.8	(0.6)	(2.0)%	97.7	100.1	(2.4)	(2.4)%
AIM	3.4	3.2	0.2	7.3%	9.7	10.6	(0.8)	(7.8)%
Total service sales	85.6	89.2	(3.6)	(4.0)%	262.5	272.4	(9.9)	(3.6)%
Equipment and supplies sales	10.8	11.3	(0.4)	(3.8)%	35.0	35.4	(0.4)	(1.0)%
Total net sales	$96.5	$100.4	$(4.0)	(4.0)%	$297.5	$307.8	$(10.3)	(3.3)%

Gross profit	$29.2	$32.7	$(3.5)	(10.7)%	$94.6	$102.9	$(8.3)	(8.1)%
Selling, general and administrative expenses	$25.8	$24.9	$1.0	3.8%	$76.5	$76.8	$(0.2)	(0.3)%
Amortization of intangibles	$1.1	$1.2	$(0.1)	(9.2)%	$3.3	$3.7	$(0.5)	(12.3)%
Goodwill impairment	$17.6	$—	$17.6	—%	$17.6	$73.9	$(56.3)	(76.1)%
Loss on extinguishment and modification of debt	$0.1	$0.1	$0.1	87.9%	$0.2	$0.2	$0.1	47.4%
Interest expense, net	$1.5	$1.6	$—	(2.1)%	$4.7	$4.5	$0.1	3.2%
Income tax (benefit) provision	$(2.2)	$2.2	$(4.3)	(200.6)%	$1.6	$(5.9)	$7.5	(126.8)%
Net (loss) income attributable to ARC	$(14.8)	$2.8	$(17.6)	(620.0)%	$(9.4)	$(50.5)	$41.1	(81.5)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$0.4	$3.0	$(2.7)	(88.1)%	$5.9	$10.5	$(4.6)	(43.8)%
EBITDA (2)	$(7.0)	$14.4	$(21.4)	(148.5)%	$21.9	$(28.1)	$50.0	(178.1)%
Adjusted EBITDA (2)	$11.5	$15.1	$(3.7)	(24.2)%	$42.1	$48.1	$(6.0)	(12.5)%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 24 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016 (1)	2017 (1)	2016 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.7	67.4	68.2	66.6
Gross profit	30.3	32.6	31.8	33.4
Selling, general and administrative expenses	26.8	24.8	25.7	24.9
Amortization of intangibles	1.1	1.2	1.1	1.2
Goodwill impairment	18.3	—	5.9	24.0
(Loss) income from operations	(15.9)	6.6	(1.0)	(16.7)
Loss on extinguishment and modification of debt	0.1	0.1	0.1	0.1
Interest expense, net	1.6	1.6	1.6	1.5
(Loss) income before income tax provision (benefit)	(17.6)	5.0	(2.6)	(18.2)
Income tax (benefit) provision	(2.3)	2.2	0.5	(1.9)
Net (loss) income	(15.3)	2.9	(3.1)	(16.3)
Income attributable to the noncontrolling interest	—	(0.1)	—	(0.1)
Net (loss) income attributable to ARC	(15.3)%	2.8%	(3.1)%	(16.4)%
Non-GAAP (2)
EBITDA (2)	(7.2)%	14.4%	7.4%	(9.1)%
Adjusted EBITDA (2)	11.9%	15.1%	14.1%	15.6%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 24 for additional information.
Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Net Sales
Net sales for the three and nine months ended September 30, 2017 decreased by 4.0%, and 3.3% compared to the same periods in 2016 due primarily to declines in our print-based service offerings. Overall declines in our print-based revenues were also affected by inclement weather in the Southeastern U.S. during the third quarter. We estimate that the closure of our service centers and our customers' locations driven by the hurricanes in the Southeastern U.S. contributed approximately $1.0 million to the year-over-year sales declines. Also contributing to the overall sales decline for the three and nine months ended September 30, 2017 is the fact that we had one less business day during these time periods as compared to the same periods in 2016 resulting in a decline in revenue of approximately $1.5 million.
CDIM. Year-over-year sales of CDIM services decreased $3.1 million, or 5.9%, and $6.7 million, or 4.2%, for the three and nine months ended September 30, 2017, respectively. The decrease in sales of CDIM services was primarily due to the continued but moderating reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings, and softness in our color imaging sales for the period. Also contributing to the decline in sales of CDIM for the period was the extended closure of our service centers in the Southeastern U.S. which were impacted by hurricanes during the third quarter of 2017. CDIM services represented 52% of total net sales for the three and nine months ended September 30, 2017 compared to 53% during the same periods in 2016.
MPS. Year-over-year sales of MPS services for the three and nine months ended September 30, 2017 decreased $0.6 million, or 2.0%, and $2.4 million, or 2.4%, respectively, due to the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment partially offset by new customer acquisitions. Also contributing to the decline in sales of MPS for the period was the closure of certain of our customers' offices in the Southeastern U.S. which were impacted by hurricanes during the third quarter of 2017. Our MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 33% of total net sales for both the three and nine months ended September 30, 2017 and 2016.
The number of MPS locations has grown to approximately 10,000 as of September 30, 2017, an increase of approximately 630 locations compared to September 30, 2016. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.
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
AIM. Year-over-year sales of AIM Services increased $0.2 million, or 7.3%, and declined $0.8 million, or 7.8%, for the three and nine months ended September 30, 2017, respectively. The increase during the three months ended September 30, 2017 was driven by the completion of larger projects compared to the prior year. The sales decline for the nine months ended September 30, 2017 was primarily driven by a reorganization in our sales staff which we believe caused a temporary decline in AIM sales during the first half of 2017. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently. We believe we have developed a valuable solution that will drive growth in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.4 million, or 3.8%, and $0.4 million, or 1.0%, for the three and nine months ended September 30, 2017, respectively. Quarterly changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, increased during the period, and were $5.4 million and $17.2 million for the three and nine months ended September 30, 2017, as compared to $4.9 million and $14.5 million for the three and nine months ended September 30, 2016, respectively. These increases were offset by declines in Equipment and Supplies sales in the U.S. We do not anticipate sustained growth in Equipment and Supplies Sales as we are placing more focus on growing MPS sales and converting sales contracts to MPS agreements; however, we intend to be opportunistic about sales opportunities as they arise in North America and abroad.
Gross Profit
During the three months ended September 30, 2017, gross profit and gross margin decreased to $29.2 million, and 30.3% compared to $32.7 million and 32.6%, during the same period in 2016, on a sales decline of $4.0 million.
During the nine months ended September 30, 2017, gross profit and gross margin decreased to $94.6 million, and 31.8% compared to $102.9 million and 33.4%, during the same period in 2016, on a sales decline of $10.3 million.
The decline in our gross margins for the three and nine months ended September 30, 2017, was primarily driven by 1) the impact of lower revenue for the period reducing our ability to leverage the fixed portion of our overhead and labor costs, and 2) the increase in low-margin equipment sales in China.
Selling, General and Administrative Expenses
Selling, marketing, general and administrative expenses increased $1.0 million and decreased $0.2 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.
General and administrative expenses decreased $0.3 million or 2.2%, and $1.6 million or 3.4% for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The reduction in expenses was primarily due to cost reduction initiatives undertaken in response to the drop in revenue.
Year-over-year sales and marketing expenses increased $1.3 million and $1.4 million, for the three and nine months ended September 30, 2017, compared to the same periods in 2016. The increase for the three and nine months ended September 30, 2017, was primarily due to investments in sales and marketing staff, training and marketing initiatives to support our new technology-enabled offerings.

Amortization of Intangibles
Amortization of intangibles of $1.1 million and $3.3 million for the three and nine months ended September 30, 2017, decreased slightly compared to the same periods in 2016, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Goodwill Impairment
At September 30, 2017 and June 30, 2016, the Company recorded a pretax, non-cash charges to reduce the carrying value of goodwill by $17.6 million and $73.9 million, respectively. See Note 3, “Goodwill and Other Intangibles” for further information regarding the process of assessing goodwill impairment.
Loss on Extinguishment and Modification of Debt
We made additional principal payments of $14.2 million on our original $175.0 million Term Loan Credit Agreement, which was amended in the third quarter of 2017, above our required principal payments. The additional principal payments and modification resulted in a loss on the extinguishment and modification of debt of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.
Interest Expense, Net
Net interest expense totaled $1.5 million and $4.7 million for the three and nine months ended September 30, 2017, compared to $1.6 million and $4.5 million for the same periods in 2016. The slight increase for the nine months ended September 30, 2017 compared to 2016 was primarily a result of the increase in LIBOR which impacts our Term A loan interest rate, partially offset by the early extinguishment of our long-term debt as described above. This slight increase was offset for the three months ended September 30, 2017 compared to 2016 due to the amendment of our Term Loan Credit Agreement, which reduced the rate of interest payable on the loans borrowed by 0.25%.
Income Taxes

We recorded an income tax benefit of $2.2 million and an income tax provision of $1.6 million in relation to pretax losses of $16.9 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, which resulted in an effective income tax rate of 12.8% and (20.4)%, for the three and nine months ended September 30, 2017, respectively.

For the three and nine months ended September 30, 2017, our effective income tax rate would have been 41.1%, excluding the impact of the goodwill impairment, an additional valuation allowance, certain stock-based compensation not deductible for income tax purposes and other discrete items. We have a $1.8 million valuation allowance against certain deferred tax assets as of September 30, 2017.

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
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $14.8 million and $9.4 million, during the three and nine months ended September 30, 2017, as compared to net income (loss) attributable to ARC of $2.8 million and $(50.5) million in the same periods in 2016. The changes in net income attributable to ARC for three and nine months ended September 30, 2017 versus the prior year periods is primarily due to the goodwill impairment charges taken in the third quarter of 2017 and in the second quarter of 2016, as noted above.

EBITDA
EBITDA margin decreased to (7.2)% for the three months ended September 30, 2017 from 14.4% for the same period in 2016. EBITDA margin increased to 7.4% for the nine months ended September 30, 2017 from (9.1)% for the same period in 2016. Excluding the effect of the loss on extinguishment of debt, goodwill impairment, restructuring expense and stock-based compensation, adjusted EBITDA margin decreased to 11.9% and 14.1% during the three and nine months ended September 30, 2017, as compared to 15.1% and 15.6% for the same periods in 2016. The decrease in adjusted EBITDA margin was due to the declines in revenue and gross margins described above.
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
Total cash and cash equivalents as of September 30, 2017, was $26.4 million. Of this amount, $14.8 million was held in foreign countries, with $12.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2017	2016	2017	2016
Net cash provided by operating activities	$11,326	$12,163	$36,756	$34,046
Net cash used in investing activities	$(2,263)	$(2,295)	$(6,780)	$(6,738)
Net cash used in financing activities	$(9,465)	$(10,600)	$(29,343)	$(31,335)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the three months ended September 30, 2017 compared to the same period in 2016 was primarily due to the decline in profitability offset, in part, by the timing of payables and accounts receivable collections. The increase in cash flows from operations during the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the timing of payables, including the payment of a legal settlement in the second quarter of 2016, changes in inventory, and accounts receivable collections offset, in part, by the decline in profitability in 2017. Days sales outstanding (“DSO”) was 55 days as of September 30, 2017 and September 30, 2016. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $7.2 million and $7.6 million for the nine months ended September 30, 2017 and 2016, respectively. The change in capital expenditures is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $29.3 million used in financing activities during the nine months ended September 30, 2017 primarily relates to payments on our debt agreements and capital leases. The Company amended its Term Loan Credit Agreement in the third quarter of 2017 resulting in a decrease in required quarterly principal payments on its term loan debt. In addition, the amendment increased the maximum aggregate principal amount of revolving loans from $30.0 million to $80.0 million, and resized the outstanding principal amount of the term loan under the agreement at $60.0 million, although the total principal amount outstanding remained unchanged at $110.0 million on the date of the amendment. Prior to the amendment, the Company paid down the principal of its term loan debt by making required quarterly payments in advance. Principal payments made in 2017 were $14.2 million greater than the minimum principal payments required by the agreement.
Our cash position, working capital, and debt obligations as of September 30, 2017 and December 31, 2016 are shown below and should be read in conjunction with our Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2017	December 31, 2016
Cash and cash equivalents	$26,363	$25,239
Working capital	$43,262	$44,892

Borrowings from term loan facility (1) (2)	$104,189	$120,911
Other debt obligations	44,996	36,262
Total debt obligations	$149,185	$157,173

(1) Net of deferred financing fees of $811 and $1,039 at September 30, 2017 and December 31, 2016, respectively.
(2) Includes $46.1 million and $1.0 million of revolving loans outstanding under Term A Loan Facility at September 30, 2017 and December 31, 2016, respectively.
The decrease of $1.6 million in working capital in 2017 was primarily due to an increase in the current portion of long-term debt driven by the amendment to our credit agreement in the third quarter of 2017. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $26.4 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
While we have not been actively seeking growth through acquisition, the executive team continues to selectively evaluate potential acquisitions.
Debt Obligations

Amended Term A Loan Facility
On July 14, 2017, we amended our Credit Agreement (the “Term A Credit Agreement”) which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The original Term A Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million, the entirety of which was disbursed on the Closing Date in order to pay outstanding obligations under our then effective Term Loan Credit Agreement. The original Credit Agreement also provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increases the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and resizes the outstanding principal amount of the Term Loan under the agreement at $60 million. Upon the execution of the amendment to the Term A Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As amended, the principal of the resized Term Loan balance will amortize at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.
As of September 30, 2017, our borrowing availability under the amended Term A Credit Agreement was $32.1 million, which was the maximum borrowing limit of $80.0 million reduced by outstanding letters of credit of $1.8 million and revolver credit facility balance of $46.1 million.

Loans borrowed under the amended Term A Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on our Total Leverage Ratio (as defined in the amended Term A Credit Agreement). Loans borrowed under the amended Term A Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on the Company’s Total Leverage Ratio. The amendment reduced the rate of interest payable on the loans borrowed under the amended Term A Credit Agreement by 0.25%.

Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the amended Term A Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the amended Term A Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of us.

The amended Term A Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the amended Term A Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the amended Term A Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of September 30, 2017 and forecasted to remain in compliance with our covenants for the remainder of the term of the agreement.

The amended Term A Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.

The obligations of our subsidiary that is the borrower under the amended Term A Credit Agreement are guaranteed by us and each of our other United States domestic subsidiaries. The amended Term A Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of our and each guarantor’s assets (subject to certain exceptions).
Prior to entering into the amended Term A Credit Agreement, we had paid $68.2 million in aggregate principal on our original $175.0 million Term Loan Credit Agreement. Principal payments on the Term Loan Credit Agreement of $14.2 million in 2017 resulted in a loss on extinguishment and modification of debt of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.
Capital Leases
As of September 30, 2017, we had $45.0 million of capital lease obligations outstanding, with a weighted average interest rate of 4.6% and maturities between 2017 and 2022.
Off-Balance Sheet Arrangements
As of September 30, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Contingent Transaction Consideration. We have entered into earnout obligations in connection with business acquisitions. If the acquired businesses generate sales and/or operating profits in excess of predetermined targets, we are obligated to make additional cash payments in accordance with the terms of such earnout obligations. As of September 30, 2017, we recorded liabilities related to future earnout payments consummated subsequent to the adoption of ASC 805, Business Combinations, of $0.3 million. Liabilities related to future earnout payments are carried at fair value, and any changes in fair value at each reporting period, are recognized in our condensed consolidated statement of operations.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2016 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2016 Annual Report on Form 10-K, except for the adoption of ASU 2017-04 described below.
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
At September 30, 2017, our goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. Our underperformance relative to our forecast in the third quarter of 2017, and more specifically, the underperformance against forecast of one of our reporting units which previously had goodwill impairment in 2016 drove the decline in the fair value of the reporting unit. As a result, we recorded a pretax, non-cash charge for the three and nine months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
During 2016, we performed an interim goodwill impairment analysis as of June 30, 2016 in addition to our annual goodwill impairment analysis as of September 30, 2016.
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
Our interim goodwill impairment analysis indicated that five of our eight reporting units, four in the United States and one in Canada, failed step one of the impairment analysis. Accordingly, we recorded a pretax, non-cash charge for the three and six months ended June 30, 2016 to reduce the carrying value of goodwill by $73.9 million.
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

Traditionally, goodwill impairment testing is a two-step process. Step one involves comparing the fair value of the reporting units to its carrying amount. If the carrying amount of a reporting unit is greater than zero and its fair value is greater than its carrying amount, there is no impairment. If the reporting unit’s carrying amount is greater than the fair value, the second step must be completed to measure the amount of impairment, if any. Step two involves calculating the implied fair value of goodwill. For our annual goodwill impairment test as of September 30, 2017, we elected to early-adopt ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating Step 2 from the goodwill impairment test. As a result, we compared the fair value of a reporting unit with its respective carrying value, and recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.
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
As of September 30, 2017, the estimated fair values of our reporting units were based upon their respective projected EBITDA margins, which were anticipated to vary from annual declines to increases up to 100 basis points for the periods analyzed. These cash flows were discounted using a weighted average cost of capital ranging from 10% to 12%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
The results of the goodwill impairment test, as of September 30, 2017, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 100%	2	121,051
	8	$121,051
The goodwill balances reflected above are net of the $17.6 million goodwill impairment recognized in the third quarter of 2017.
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2017 and beyond, assuming all other assumptions remain constant, would result in no further impairment of goodwill.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no further impairment of goodwill.
Given the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2017 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2018, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. We utilize a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns and future profitability.

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. We had a $1.8 million valuation allowance against certain deferred tax assets as of September 30, 2017.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of September 30, 2017. We report tax-related interest and penalties as a component of income tax expense.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2014, we entered into a $175.0 million Term A Credit Agreement, which was later amended in 2017. Borrowings under the amended Term A Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, our amended Term A Credit Agreement exposes us to market risk for changes in interest rates. To manage our exposure to interest rate volatility associated with borrowings under our Term A Credit Agreement, we entered into interest rate cap agreements in the first quarter of 2015. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.

As of September 30, 2017, we had $150.0 million of total debt and capital lease obligations, of which approximately 30% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at September 30, 2017, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.9 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2017, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
July 1, 2017—July 31, 2017	—	$—	—	$9,621
August 1, 2017—August 31, 2017	—	$3.85	—	$9,620
September 1, 2017—September 30, 2017	2	$3.48	2	$9,614
Total	2		2

(1)
On February 8, 2016, we announced that the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through December 31, 2017.

Item 6. Exhibits

Exhibit Number	Description

10.1
Amendment to Credit Agreement, dated July 14, 2017, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2017).

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
Date: November 2, 2017

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Amendment to Credit Agreement, dated July 14, 2017, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on July 18, 2017).

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