Form 10-K
period 2017-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2018-03-05
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐
Emerging growth company ☐ (Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $4.16 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $169,964,779.
As of February 16, 2018, there were 45,266,008 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement on Form 14A for its April 26, 2018 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2017
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2017 ANNUAL REPORT ON FORM 10-K
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
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC Document Solutions,” “ABACUS,” “BUILDING INTELLIGENCE,” “DATAPRINT,” “METAPRINT” “PlanWell,” “PlanWell PDS,” “Riot Creative Imaging,” “SKYSITE,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with our operations. This report also includes trademarks, service marks and trade names of other companies.

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
Our offerings include:
Managed Print Services (“MPS”) - An onsite service where we place, manage, and optimize print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis typically billed in a single consolidated invoice.
Offsite Services - We operate 175 offsite service centers in major metropolitan markets in the U.S. and internationally which provide local customers with high-volume, project-related printing of construction documents, offer our MPS customers flexibility and overflow capacity during peak workloads, and support our customers’ scanning needs in archive and information management services.
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
We serve our clients' onsite in their offices in approximately 10,100 locations, and offsite or virtually through a combination of 175 service centers globally, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with meaningful operations in China, Canada, and the United Kingdom.
Our origins lie in the reprographics, or “blueprinting,” industry and we still maintain robust reprographics operations. We believe that we are the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.
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

We are a Delaware corporation operating under a single brand, “ARC,” in order to highlight the scope and scale of our business, and to generate synergies in our overall national marketing efforts to the consolidating AEC/O market. Our corporate name is “ARC Document Solutions, Inc.,” and our New York Stock Exchange ticker symbol is “ARC.” We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.

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
Software services are a smaller part of overall CDIM. The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
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
Historically, our business grew through acquisitions to expand our share of the reprographics market and enhance our geographic footprint to serve our larger customers. Since our inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we have limited acquisition activity in order to focus on organic sales growth. Our origin as a company was in California, and our early acquisition activity was concentrated there. We still derive approximately 34% of our total revenue from California.
We operate a technology center in Silicon Valley with approximately 20 employees who develop, maintain, and support our software. We operate a similar facility in Kolkata, India, with approximately 179 employees who, in addition to supporting our Silicon Valley team, also support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers, our operating facilities and the cloud hosted by Amazon. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems.

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
As of December 31, 2017, the Company employed approximately 2,500 employees.
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
With regard to large national and international customers, there are no other document solutions companies in the U.S. with the national presence and global reach that we have established, but we often compete against equipment manufacturers and businesses who offer some of the same products and services we do. Related services are offered by large printing/multifunctional device manufacturers such as Xerox, Canon, Konica Minolta, Ricoh, and Sharp, but most offerings from these companies are focused on selling equipment as opposed to ARC’s offering of comprehensive document management services for both project and enterprise documents. Further, our deep knowledge of the AEC/O industry document workflows, which are incorporated into our software, provides us an advantage against local printers and national equipment manufacturers.
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
Customer relationships in AEC/O industry: Our relationships with our local customers frequently span generations, and we do business with nearly all of the top 100 companies in the U.S. construction industry. In addition, our Global Solutions sales force has established long-term contract relationships with 27 of the largest 100 AEC/O firms. We believe this provides a competitive advantage by leveraging our success through referrals.
Service center footprint: We possess an extensive national network of service centers creating a distribution and customer service solution that can cater to both large and small customers. We operate service centers in more than 130 cities in the U.S., and in 37 states. We also have a market presence in Canada and China, and operations in India and the U.K. We are not aware of any other provider of MPS that has as extensive a network to supplement its MPS services and provide overflow and remote document management and printing capabilities.
Equipment agnostic: We are not required to sell or use any particular brands of equipment, nor do we manufacture equipment. We are free to place the products best suited for the required task in our own service centers or in our customers’ offices, regardless of manufacturer. Additionally, with respect to our MPS Services, as our customers' document management needs evolve over their respective contract terms, we have the ability to replace the equipment previously deployed to ensure that the equipment placed at our customers' sites is best suited for the required tasks. We believe that this, combined with the competitive market for printing and imaging products, provides us with an advantage relative to MPS providers owned by equipment manufacturers.
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
Our primary vendors of equipment, maintenance services, and reprographics supplies include Hewlett Packard, Canon Solutions America (Océ), and Xerox. Purchases from these vendors during 2017 comprised approximately 46% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.

Research and Development
We conduct research and development to support the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred and primarily recorded to cost of sales. In total, research and development costs amounted to $6.9 million, $6.2 million, and $5.8 million during 2017, 2016, and 2015, respectively.
Proprietary Rights
We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. We also rely on a variety of technologies that are licensed from third parties to perform key functions.

We have registered “ARC Document Solutions,” as well as our historical name and logo, “ARC American Reprographics Company,” as service marks in the U.S. with the United States Patent and Trademark Office (USPTO). We have registered “PlanWell”, “PlanWell PDS”, “Riot Creative Imaging”, “ABACUS” and "SKYSITE” as trademarks with the USPTO and in other countries. We do not own any other registered trademarks or service marks, or any patents, that are material to our business.
For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including SKYSITE, PlanWell, and Abacus, may cause us to lose market share.”
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of February 28, 2017:

Name	Age	Position
Kumarakulasingam Suriyakumar	64	Chairman, President and Chief Executive Officer Director
Jorge Avalos	42	Chief Financial Officer
Rahul K. Roy	58	Chief Technology Officer
Dilantha Wijesuriya	56	Chief Operating Officer
D. Jeffery Grimes	54	Vice President, Senior Corporate Counsel and Corporate Secretary
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
D. Jeffery Grimes was appointed Vice President, Senior Corporate Counsel and Corporate Secretary in March 2014. Prior to joining the Company, Mr. Grimes was Vice President, Legal Affairs, General Counsel and Corporate Secretary of Aradigm Corporation, a publicly traded specialty pharmaceutical company focused on the development and commercialization of drug products for severe respiratory diseases. From 1997 to 2013, Mr. Grimes worked as in-house counsel for medical device, specialty pharmaceutical, and technology companies serving in various senior corporate legal roles. Mr. Grimes received joint J.D./M.B.A. degrees and a Bachelor's degree in Finance, from University of Colorado at Boulder.
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
We estimate that customers in the AEC/O industry accounted for approximately 78% of our net sales in 2017; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
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

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 36% of our overall costs were fixed in 2017. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.

Impairment of goodwill may adversely affect future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. Based on our 2017 annual goodwill impairment assessment, we determined that goodwill was impaired and we recorded an impairment of $17.6 million.
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
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2017, our CDIM sales, which consists of the management, distribution, and production of documents and information related to construction projects, including large-format construction drawings, black and white and color signage, specification documents, and marketing material represented approximately 52% of our total net sales, and our MPS represented approximately 33% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 34% of our net sales in 2017 from our operations in California. As a result, we are dependent to a large extent upon the AEC/O industry in California and, accordingly, are sensitive to economic factors affecting AEC/O activity in California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
Our failure to adequately protect the proprietary aspects of our technology, including SKYSITE®, PlanWell®, and AbacusTM may cause us to lose market share.
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
We have international operations in China, India, the United Kingdom, Canada, Hong Kong, United Arab Emirates, and Australia. Approximately 14% of our revenues for 2017 were derived from our international operations, with approximately 8% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

A large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

Approximately 52% of our cash and cash equivalents are currently held outside the United States. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2017 and December 31, 2017, the closing price of our common stock has fluctuated from a low of $2.41 to a high of $5.44 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:
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

Changes in tax laws and interpretations could adversely affect our business.

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax provisions are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of tax provision is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the U.S., which represents a majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act (the “TCJA”) enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes, and the taxation of foreign earnings. It is not currently possible to accurately determine the potential impact of proposed or future changes, but such changes could have a material impact on our business.
Our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and results of operations.
As of December 31, 2017, we had $144.4 million in outstanding short and long-term borrowings under term loans, revolver, and capital leases, excluding trade payables. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.

We are also required to maintain a total leverage ratio and fixed charge coverage ratio under our credit agreement. Our inability to meet these ratios could result in the acceleration of the repayment of the outstanding obligations under the Credit Agreement, the termination of the lenders’ commitment to provide our revolving line of credit thereunder, the increase in our effective cost of funds or the cross-default of other credit arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.
If the interest rates on our borrowings increase, our access to capital and net income could be adversely affected.
Our Credit Agreement and capital leases are variable-rate instruments which expose us to interest rate risks. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
An increase in interest rates may increase our future borrowing costs and restrict our access to capital. Additionally, current market conditions, the recovering global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our debt instruments have contractually negotiated spreads, any changes to these spreads in connection with renegotiation of our Credit Agreement or capital leases could adversely affect our results of operations.
We had previously entered into interest rate caps with a financial institution to effectively convert a portion of our floating rate debt to a fixed interest rate to manage our exposure to fluctuations in interest rates. However, those interest rate caps have expired.

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

We cannot guarantee that our stock repurchase program will enhance long-term shareholder value, and stock repurchases could increase the volatility of the price of our stock.

In February 2016, our board of directors authorized us to repurchase up to $15.0 million of the Company's common stock. The Company repurchased approximately $8.8 million of the Company's outstanding common stock through December 31, 2017 pursuant to the approved program. The stock repurchase program does not obligate the Company to repurchase any specific dollar amount or to acquire any specific number of shares. The stock repurchase program could affect the price of our stock and increase volatility, which may result in a decrease in the trading price of our stock. For example, the existence of a stock repurchase program could cause our stock price to be higher than it would be in the absence of such a program and could potentially reduce the market liquidity for our stock. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we determine to repurchase our stock. Although our stock repurchase program is intended to enhance long-term stockholder value, there is no assurance that it will do so and short-term stock price fluctuations could reduce the program’s effectiveness. The amount of stock we are permitted to repurchase is also limited by the terms of our Credit Agreement.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At the end of 2017, we operated 175 service centers, of which 155 were in the United States, 8 were in Canada, 7 were in China, 2 were in London, England, 1 was in Hong Kong, 1 was in India and 1 was in United Arab Emirates. We also occupied technology centers in Silicon Valley, California and Kolkata, India, as well as other facilities, including our executive offices located in Walnut Creek, California.
In total the Company occupied approximately 1.2 million square feet as of December 31, 2017.
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

	2017		2016
	High	Low	High	Low
First Quarter	$5.55	$3.41	$4.53	$3.17
Second Quarter	$4.55	$3.17	$4.49	$3.74
Third Quarter	$4.26	$3.33	$4.31	$3.06
Fourth Quarter	$4.84	$2.30	$5.10	$3.25
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
The graph assumes that the value of the investment in the Company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2012 and tracks it through December 31, 2017.

	2012	2013	2014	2015	2016	2017
ARC Document Solutions, Inc.	100.00	321.09	399.22	172.66	198.44	99.61
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
Managed Services & Publishing Peer Group	100.00	141.58	155.82	150.07	171.70	186.18
The stock price performance included in the graph above is not necessarily indicative of future stock price performance.
Holders
As of February 16, 2018, the approximate number of stockholders of record of our common stock was 112, and the closing price of our common stock was $2.19 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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

Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs ($)
Period
October 1, 2017—October 31, 2017	—	$—	—	$9,614
November 1, 2017—November 30, 2017	731	$2.91	731	$7,488
December 1, 2017—December 31, 2017	477	$2.64	477	$—
Total	1,208		1,208
On February 8, 2016, the Company's Board of Directors approved a stock repurchase program that authorized the Company to purchase up to $15.0 million of the Company's outstanding common stock through December 31, 2017. Under the repurchase program, purchases of shares of common stock were made in the open market in compliance with applicable state and federal securities laws. The timing and amounts of any purchases were based on market conditions and other factors including price, regulatory requirements, and capital availability.

The Company repurchased approximately $8.8 million of the Company's outstanding common stock from February 8, 2016 through December 31, 2017 pursuant to the approved program. The stock repurchase program approved by the Company's Board of Directors expired on December 31, 2017.

Item 6. Selected Financial Data
The selected historical financial data presented below is derived from the audited consolidated financial statements of ARC Document Solutions for 2017, 2016, 2015, 2014, and 2013. The selected historical financial data does not purport to represent what our financial position or results of operations might be for any future period or date. The financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Statement of Operations Data:
Service Sales	$347,326	$358,341	$378,638	$371,884	$355,358
Equipment and Supplies Sales	47,253	47,980	50,027	51,872	51,837
Total net sales	394,579	406,321	428,665	423,756	407,195
Cost of sales	270,556	273,078	280,541	279,478	272,858
Gross profit	124,023	133,243	148,124	144,278	134,337
Selling, general and administrative expenses	101,889	100,214	107,280	107,672	96,800
Amortization of intangibles	4,280	4,833	5,642	5,987	6,612
Goodwill impairment	17,637	73,920	—	—	—
Restructuring expense	—	7	89	777	2,544
Income (loss) from operations	217	(45,731)	35,113	29,842	28,381
Other income, net	(81)	(72)	(99)	(96)	(106)
Loss on extinguishment and modification of debt	230	208	282	5,599	16,339
Interest expense, net	6,179	5,996	6,974	14,560	23,737
(Loss) income before income tax provision (benefit)	(6,111)	(51,863)	27,956	9,779	(11,589)
Income tax provision (benefit)	15,244	(4,364)	(69,432)	2,348	2,986
Net (loss) income	(21,355)	(47,499)	97,388	7,431	(14,575)
Income attributable to noncontrolling interest	(156)	(366)	(348)	(156)	(748)
Net (loss) income attributable to ARC Document Solutions	$(21,511)	$(47,865)	$97,040	$7,275	$(15,323)

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share amounts)
(Loss) earnings per share attributable to ARC shareholders:
Basic	$(0.47)	$(1.04)	$2.08	$0.16	$(0.33)
Diluted	$(0.47)	$(1.04)	$2.04	$0.15	$(0.33)
Weighted average common shares outstanding:
Basic	45,669	45,932	46,631	46,245	45,856
Diluted	45,669	45,932	47,532	47,088	45,856

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Other Financial Data:
Depreciation and amortization	$33,323	$31,751	$33,661	$34,135	$34,745
Capital expenditures	$9,106	$12,097	$14,245	$13,269	$18,191
Interest expense, net	$6,179	$5,996	$6,974	$14,560	$23,737
	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$28,059	$25,239	$23,963	$22,636	$27,362
Total assets	$339,425	$369,281	$438,605	$411,628	$406,680
Long term obligations	$126,916	$145,548	$159,796	$210,397	$229,816
Total ARC stockholders’ equity	$130,237	$149,916	$202,114	$102,775	$91,690
Working capital	$39,583	$44,892	$40,031	$20,664	$28,705

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

Software services are a smaller part of overall CDIM. The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 78% of our net sales for 2017, with the remaining 22% consisting of sales to businesses outside of construction.

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

Results of Operations

				2017 Versus 2016		2016 Versus 2015
	Year Ended December 31,			Increase (decrease)		Increase (decrease)
(In millions, except percentages)	2017 (1)	2016 (1)	2015 (1)	$(1)%		$(1)%
CDIM	$205.1	$212.5	$221.2	$(7.4)	(3.5)%	$(8.7)	(3.9)%
MPS	129.5	131.8	144.2	(2.3)	(1.7)%	(12.4)	(8.6)%
AIM	12.8	14.0	13.2	(1.3)	(9.0)%	0.8	6.0%
Total services sales	$347.3	$358.3	$378.6	$(11.0)	(3.1)%	$(20.3)	(5.4)%
Equipment and Supplies Sales	47.3	48.0	50.0	(0.7)	(1.5)%	(2.0)	(4.1)%
Total net sales	$394.6	$406.3	$428.7	$(11.7)	(2.9)%	$(22.3)	(5.2)%
Gross profit	$124.0	$133.2	$148.1	$(9.2)	(6.9)%	$(14.9)	(10.0)%
Selling, general and administrative expenses	$101.9	$100.2	$107.3	$1.7	1.7%	$(7.1)	(6.6)%
Amortization of intangibles	$4.3	$4.8	$5.6	$(0.6)	(11.4)%	$(0.8)	(14.3)%
Goodwill impairment	$17.6	$73.9	$—	$(56.3)	(76.2)%	$73.9	100.0%
Restructuring expense	$—	$—	$0.1	$—	—%	$(0.1)	(92.1)%
Loss on extinguishment and modification of debt	$0.2	$0.2	$0.3	$—	—%	$(0.1)	(26.2)%
Interest expense, net	$6.2	$6.0	$7.0	$0.2	3.1%	$(1.0)	(14.0)%
Income tax provision (benefit)	$15.2	$(4.4)	$(69.4)	$19.6	(445.5)%	$65.1	(93.7)%
Net (loss) income attributable to ARC	$(21.5)	$(47.9)	$97.0	$26.4	(55.1)%	$(144.9)	(149.3)%
Adjusted net income attributable to ARC (2)	$6.8	$13.1	$16.8	$(6.3)	(48.1)%	$(3.7)	(21.9)%
Cash flows provided by operating activities	$52.4	$53.1	$60.0	$(0.7)	(1.3)%	$(6.8)	(11.4)%
EBITDA (2)	$33.2	$(14.5)	$68.2	$47.7	(329.5)%	$(82.7)	(121.2)%
Adjusted EBITDA (2)	$54.0	$62.3	$72.2	$(8.3)	(13.3)%	$(9.8)	(13.6)%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2017 (1)	2016 (1)	2015 (1)
Net Sales	100.0%	100.0%	100.0%
Cost of sales	68.6	67.2	65.4
Gross profit	31.4	32.8	34.6
Selling, general and administrative expenses	25.8	24.7	25.0
Amortization of intangibles	1.1	1.2	1.3
Goodwill impairment	4.5	18.2	—
Income (loss) from operations	0.1	(11.3)	8.2
Loss on extinguishment and modification of debt	0.1	0.1	0.1
Interest expense, net	1.6	1.5	1.6
(Loss) income before income tax provision (benefit)	(1.5)	(12.8)	6.5
Income tax provision (benefit)	3.9	(1.1)	(16.2)
Net (loss) income	(5.4)	(11.7)	22.7
Income attributable to the noncontrolling interest	—	(0.1)	(0.1)
Net (loss) income attributable to ARC	(5.5)%	(11.8)%	22.6%

EBITDA (2)	8.4%	(3.6)%	15.9%
Adjusted EBITDA (2)	13.7%	15.3%	16.8%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016
Net Sales
Net sales in 2017 decreased 2.9%, compared to 2016. The decrease in net sales was due primarily to declines in our print-based service offerings.
CDIM. CDIM services in 2017 decreased $7.4 million, or 3.5%, compared to 2016. The decrease in sales of CDIM services was primarily due to the continued but moderating reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings, and softness in our color imaging sales. Also contributing to the decline in sales of CDIM for the year was the extended closure of our service centers in the Southeastern U.S. which were impacted by hurricanes during the third quarter of 2017. CDIM services represented 52% of total net sales for both 2017 and 2016.
MPS. MPS services in 2017 decreased $2.3 million or 1.7%, due to the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment partially offset by new customer acquisitions. Our MPS offering delivers value to its customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 33% of total net sales for 2017, compared to approximately 32% during 2016.
The number of MPS accounts has grown to approximately 10,100 as of December 31, 2017, an increase of approximately 700 locations compared to December 31, 2016. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.

AIM. Year-over-year sales of AIM Services decreased by $1.3 million, or 9.0%, in 2017, compared to 2016. The sales decline was primarily driven by a reorganization in our sales staff which we believe caused a temporary decline in AIM sales during 2017. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Equipment and Supplies Sales decreased by $0.7 million, or 1.5% in 2017, compared to 2016, primarily due to a decline in equipment sales in the U.S. Changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales represented approximately 12% of total net sales for both 2017 and 2016. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $23.7 million in 2017, as compared to $20.8 million in 2016. These increases were offset by declines in Equipment and Supplies sales in the U.S. We do not anticipate growth in Equipment and Supplies Sales as we are placing more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
Gross profit and gross margin decreased to $124.0 million, and 31.4%, in 2017, compared to $133.2 million, and 32.8%, in 2016, on a sales decrease of $11.7 million.
The decline in our gross margins in 2017 was primarily driven by 1) the impact of lower revenue for the period reducing our ability to leverage the fixed portion of our overhead and labor costs, and 2) the increase in low-margin equipment sales in China.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.7 million or 1.7% in 2017 compared to 2016.
General and administrative expenses in 2017 decreased $1.0 million or 1.7% compared to 2016. The reduction in expenses was primarily due to cost reduction initiatives undertaken in response to the drop in revenue.
Year-over-year sales and marketing expenses increased $2.7 million in 2017 compared to 2016. The increase was primarily due to investments in sales and marketing staff, training and marketing initiatives to support our new technology-enabled offerings.
Amortization of Intangibles
Amortization of intangibles of $4.3 million in 2017 decreased compared to 2016, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Goodwill impairment
We recorded goodwill impairments of $17.6 million and $73.9 million in 2017 and 2016, respectively.
See Note 3, “Goodwill and other Intangibles” for further information regarding the process of assessing goodwill impairment.
Loss on extinguishment and modification of debt
We made additional principal payments of $14.2 million on our Credit Agreement, which was amended in the third quarter of 2017, above our required principal payments. The additional principal payments and modification resulted in a loss on the extinguishment and modification of debt of $0.2 million for the year ended December 2017.
Interest Expense, Net
Net interest expense totaled $6.2 million in 2017, compared to $6.0 million in 2016. The slight increase for 2017 compared to 2016 was primarily a result of an increase in the reference LIBOR rate under our Credit Agreement. This increase was partially offset by the early extinguishment of our long-term debt and the amendment of our Term Loan Credit Agreement, which reduced the spread by 25 basis points.
Income Taxes

We recorded an income tax provision of $15.2 million in relation to a pretax loss of $6.1 million for 2017, which resulted in an effective income tax rate of negative 249.4%.

Our negative effective income tax rate was primarily related to the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017. The TCJA represents major tax reform legislation that, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. The income tax effects of the TCJA included $11.9 million of tax expense recorded to write-down our net deferred tax assets in the fourth quarter of 2017, the reporting period in which the TCJA became law. See Note 7 to the consolidated financial statements for further information on the financial statement impact of the TCJA.
Also impacting our effective income tax rate for 2017 was a portion of the goodwill impairment which cannot be deducted for income tax purposes until the related stock is disposed of. Excluding the impact of the TCJA, goodwill impairment, change in valuation allowance, and other discrete items, our 2017 effective income tax rate would have been 40.6%.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $21.5 million in 2017, as compared to $47.9 million in 2016. The changes in net income attributable to ARC in 2017 versus the prior year is primarily due to the goodwill impairment charges taken in the third quarter of 2017 and in the second quarter of 2016, and the additional income tax provision recorded in 2017 due to the new tax legislation.
Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015
Net Sales
Net sales in 2016 decreased 5.2%, compared to 2015. The decrease in net sales was due primarily to declines in our print-based service offerings.
CDIM. CDIM services in 2016 decreased $8.7 million, or 3.9%, compared to 2015. The decrease in sales of CDIM services was primarily due to the continued reduction in demand for printed construction drawings and related services driven by the ongoing adoption of technology replacing traditional print-based service offerings. Also contributing to the decline in CDIM was a decline in color printing services which was primarily driven by a color service location closure in our United Kingdom operations. These declines outpaced sales increases in our cloud and mobile document services such as SKYSITE®. CDIM services represented 52% of total net sales for both 2016 and 2015.
MPS. MPS services in 2016 decreased $12.4 million or 8.6% due primarily to a national MPS account that did not renew its agreement with us following a merger at the end of 2015. Revenues from MPS Services represented approximately 32% of total net sales for 2016, compared to approximately 34% during 2015, respectively. The number of MPS accounts as of December 31, 2016 was approximately 9,400, an increase of approximately 400 locations compared to December 31, 2015, due primarily to growth in new MPS placements in which customers outsource their entire printing function to us.
AIM. Year-over-year sales of AIM Services increased by $0.8 million, or 6.0%, in 2016, compared to 2015. The growth in AIM services was driven by new customer engagements.
Equipment and Supplies Sales. Equipment and Supplies Sales decreased by $2.0 million, or 4.1% in 2016, due to a decline in equipment sales in the U.S. during 2016. Equipment and Supplies Sales represented approximately 12% of total net sales for both 2016 and 2015. Equipment and Supplies Sales derived from UDS were $20.8 million in 2016, as compared to $20.9 million in 2015.
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
Amortization of Intangibles
Amortization of intangibles of $4.8 million in 2016 deceased compared to 2015, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Goodwill Impairment
At June 30, 2016, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis. The Company's analysis indicated that five of our eight reporting units, four in the United States and one in Canada, had a goodwill impairment as of June 30, 2016. Accordingly, the Company recorded a pretax, non-cash charge in 2016 to reduce the carrying value of goodwill by $73.9 million.
See Note 3, “Goodwill and other Intangibles” for further information regarding the process of assessing goodwill impairment.
Loss on extinguishment and modification of debt
As of December 31, 2016, we had paid $54.0 million in aggregate principal of our original $175.0 million term loan made under our Credit Agreement, which was $19.0 million above the required term loan principal payments since the inception of the credit agreement. Principal payments of $22.0 million in 2016 resulted in a loss on extinguishment and modification of debt of $0.2 million in for the year ended December 31, 2016.
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
Net (Loss) Income Attributable to ARC
Net loss attributable to ARC was $47.9 million in 2016, as compared to net income attributable to ARC of $97.0 million in 2015. The decrease in net income attributable to ARC in 2016 versus the prior year is primarily due to the goodwill impairment charge in 2016 and the reversal of the valuation allowance on certain of our deferred tax assets in 2015.
Quarterly Results of Operations

The following table sets forth certain quarterly financial data for the eight quarters ended December 31, 2017. This quarterly information has been prepared on the same basis as the annual financial statements and, in our opinion, reflects all adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future period.

	Quarter Ended (In thousands, except percentages)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2017				2016
CDIM	$51,258	$53,684	$50,089	$50,052	$53,665	$54,860	$53,228	$50,758
MPS	32,494	33,050	32,153	31,782	33,231	34,055	32,796	31,729
AIM	3,212	3,136	3,383	3,033	3,739	3,666	3,154	3,460
Total service revenue	86,964	89,870	85,625	84,867	90,635	92,581	89,178	85,947
Equipment and Supplies Sales	11,767	12,410	10,833	12,243	12,915	11,189	11,265	12,611
Total net sales	$98,731	$102,280	$96,458	$97,110	$103,550	$103,770	$100,443	$98,558
Quarterly sales as a % of annual sales	25.0%	25.9%	24.4%	24.6%	25.5%	25.5%	24.7%	24.3%
Gross profit	$30,838	$34,486	$29,227	$29,472	$33,737	$36,392	$32,730	$30,384
Gross margin	31.2%	33.7%	30.3%	30.3%	32.6%	35.1%	32.6%	30.8%
Income from operations	$4,576	$7,854	$(15,306)	$3,093	$6,066	$(64,268)	$6,677	$5,794
Net income (loss) attributable to ARC	$1,784	$3,636	$(14,774)	$(12,157)	$2,574	$(55,904)	$2,841	$2,624
Income (loss) per share attributable to ARC shareholders:
Basic	$0.04	$0.08	$(0.32)	$(0.27)	$0.06	$(1.22)	$0.06	$0.06
Diluted	$0.04	$0.08	$(0.32)	$(0.27)	$0.05	$(1.22)	$0.06	$0.06
EBITDA (1)	$12,819	$16,105	$(6,988)	$11,299	$13,979	$(56,503)	$14,423	$13,619

(1)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.
We believe that quarterly revenues and operating results may vary significantly in the future and that quarter-to-quarter comparisons of our results of operations are not necessarily indications of future performance. In addition, our quarterly operating results, particularly those of our CDIM offerings, are typically affected by seasonal factors, primarily the number of working days in a quarter and the holiday season in the fourth quarter. Therefore, historically, in regards to our service offerings, our fourth quarter has generally been the slowest and the least profitable. While our CDIM business is still influenced by the nature of building cycles, our remaining offerings are less so. MPS Services are driven by the production of office documents and our customer's desire to improve business processes and reduce print management costs. We recorded a goodwill impairment charges of $17.6 million during the quarter ended September 30, 2017 and $73.9 million during the quarter ended June 30, 2016. The income tax provision of $13.7 million in the three months ended December 31, 2017 included a $11.9 million impact related to the TCJA enacted on December 22, 2017.
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
Our presentation of adjusted net income and adjusted EBITDA is an attempt to provide meaningful comparisons to our historical performance for our existing and future investors. The unprecedented changes in our end markets over the past several years have required us to take measures that are unique in our history and specific to individual circumstances. Comparisons inclusive of these actions make normal financial and other performance patterns difficult to discern under a strict GAAP presentation. Each non-GAAP presentation, however, is explained in detail in the reconciliation tables below.
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for 2017, 2016, and 2015 to reflect the exclusion of loss on extinguishment and modification of debt, goodwill impairment, restructuring expense, trade secret litigation costs, and the impact of new tax legislation, changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2017, 2016, and 2015.
We have presented adjusted EBITDA for 2017, 2016, and 2015 to exclude loss on extinguishment and modification of debt, goodwill impairment, trade secret litigation costs, restructuring expense, and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Cash flows provided by operating activities	$52,370	$53,142	$59,981
Changes in operating assets and liabilities	(3,256)	3,918	4,905
Non-cash expenses, including goodwill impairment	(37,146)	(72,808)	66,163
Income tax provision (benefit)	15,244	(4,364)	(69,432)
Interest expense, net	6,179	5,996	6,974
Income attributable to the noncontrolling interest	(156)	(366)	(348)
EBITDA	$33,235	$(14,482)	$68,243

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. shareholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(21,511)	$(47,865)	$97,040
Interest expense, net	6,179	5,996	6,974
Income tax provision (benefit)	15,244	(4,364)	(69,432)
Depreciation and amortization	33,323	31,751	33,661
EBITDA	33,235	(14,482)	68,243
Loss on extinguishment and modification of debt	230	208	282
Goodwill impairment	17,637	73,920	—
Trade secret litigation costs	—	—	34
Restructuring expense	—	7	89
Stock-based compensation	2,947	2,693	3,512
Adjusted EBITDA	$54,049	$62,346	$72,160
The following is a reconciliation of net (loss) income margin attributable to ARC to EBITDA margin and Adjusted EBITDA margin:

	Year Ended December 31,
	2017	2016 (1)	2015
Net (loss) income margin attributable to ARC	(5.5)%	(11.8)%	22.6%
Interest expense, net	1.6	1.5	1.6
Income tax provision (benefit)	3.9	(1.1)	(16.2)
Depreciation and amortization	8.4	7.8	7.9
EBITDA margin	8.4	(3.6)	15.9
Loss on extinguishment and modification of debt	0.1	0.1	0.1
Goodwill impairment	4.5	18.2	—
Stock-based compensation	0.7	0.7	0.8
Adjusted EBITDA margin	13.7%	15.3%	16.8%

(1)	Column does not foot due to rounding.

 The following is a reconciliation of EBITDA to net income (loss) for each respective quarter.

	Quarter Ended (In thousands)
	Mar. 31,	June 30,	Sept. 30,	Dec. 31,	Mar. 31,	June 30,	Sept. 30,	Dec. 31,
	2017				2016
Net income (loss) attributable to ARC	$1,784	$3,636	$(14,774)	$(12,157)	$2,574	$(55,904)	$2,841	$2,624
Interest expense, net	1,555	1,594	1,530	1,500	1,446	1,526	1,563	1,461
Income tax provision (benefit)	1,226	2,522	(2,174)	13,670	1,969	(10,015)	2,162	1,520
Depreciation and amortization	8,254	8,353	8,430	8,286	7,990	7,890	7,857	8,014
EBITDA	$12,819	$16,105	$(6,988)	$11,299	$13,979	$(56,503)	$14,423	$13,619
The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. shareholders to Adjusted net income and Adjusted earnings per share attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(21,511)	$(47,865)	$97,040
Loss on extinguishment and modification of debt	230	208	282
Goodwill impairment	17,637	73,920	—
Restructuring expense	—	7	89
Trade secret litigation costs	—	—	34
Income tax benefit related to above items	(3,194)	(13,419)	(158)
Deferred tax impact due to new tax laws, valuation allowance and other discrete tax items	13,663	247	(80,513)
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$6,825	$13,098	$16,774
Actual:
(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.47)	$(1.04)	$2.08
Diluted	$(0.47)	$(1.04)	$2.04
Weighted average common shares outstanding:
Basic	45,669	45,932	46,631
Diluted	45,669	45,932	47,532
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.15	$0.29	$0.36
Diluted	$0.15	$0.28	$0.35
Weighted average common shares outstanding:
Basic	45,669	45,932	46,631
Diluted	46,207	46,561	47,532

Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of December 31, 2017 was $28.1 million. Of this amount, $14.6 million was held in foreign countries, with $11.9 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2017	2016	2015
Net cash provided by operating activities	$52,370	$53,142	$59,981
Net cash used in investing activities	$(8,362)	$(10,996)	$(13,656)
Net cash used in financing activities	$(42,063)	$(39,796)	$(44,207)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations in 2017 was primarily as a result of the decline in profitability, partially offset by the timing of sales and cash collections as well as the timing of cash outlays related to accounts payable and accrued expenses. Days sales outstanding (“DSO”) decreased to 53 days as of December 31, 2017 from 55 days as of December 31, 2016. We continue our focus on the timely collection of our accounts receivable.
The overall decrease in cash flows from operations in 2016 was primarily as a result of the decline in profitability, as well as the timing of sales and cash collections, partially offset by the timing of cash outlays related to accounts payable and accrued expenses and the reduction in our interest expense resulting from the reduction in principal of our Credit Agreement.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $9.1 million, $12.1 million, and $14.2 million in 2017, 2016, and 2015, respectively. The change in capital expenditures from 2016 to 2017 is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash.
The decrease in capital expenditures from 2015 to 2016, was primarily due to our decision to purchase more equipment in the second and third quarters of 2015 rather than leasing equipment to take advantage of vendor rebates.
As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $42.1 million used in financing activities in 2017 primarily relates to payments on our debt agreements and capital leases. The Company amended its credit agreement in the third quarter of 2017 resulting in a decrease in required quarterly principal payments on the term loan facility under the credit agreement. In addition, the amendment to the credit agreement increased the maximum aggregate principal amount of revolving loans from $30.0 million to $80.0 million, and reduced the outstanding principal amount of the term loan under the agreement at $60.0 million, although the total principal amount outstanding remained unchanged at $110.0 million on the date of the amendment.

Prior to entering into the amendment to our credit agreement in the third quarter of 2017, we had paid $68.2 million in aggregate principal on our credit agreement. Principal prepayments on the credit agreement of $14.2 million in 2017 resulted in a loss on extinguishment and modification of debt of $0.2 million for 2017. In addition, we purchased approximately 1.2 million shares of our Company's outstanding common stock for $3.4 million pursuant to our stock repurchase program in 2017.
Our cash position, working capital, and debt obligations as of December 31, 2017 and 2016 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2017	2016
Cash and cash equivalents	$28,059	$25,239
Working capital	$39,583	$44,892

Borrowings from credit agreement (1) (2)	$99,243	$120,911
Other debt obligations	45,174	36,262
Total debt obligations	$144,417	$157,173

(1)	Net of deferred financing fees of $757 and $1,039 at December 31, 2017 and 2016, respectively.

(2)	Includes $42.3 million of revolving loans outstanding under our credit agreement at December 31, 2017.
The decrease of $5.3 million in working capital in 2017 was primarily due to an increase in the current portion of long-term debt driven by the amendment to our credit agreement in the third quarter of 2017. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $28.1 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Debt Obligations
Credit Agreement
On July 14, 2017, we amended our credit agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (the "Credit Agreement").
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. As of December 31, 2017, the Company's borrowing availability of Revolving Loans under the $80.0 million Revolving Loan commitment was $35.9 million, after deducting outstanding letters of credit of $1.8 million and an outstanding Revolving Loan balance of $42.3 million.
Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). Loans borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on our Company’s Total Leverage Ratio. The amendment reduced the rate of interest payable on the loans borrowed under the Credit Agreement by 0.25%.
The Company pays certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of the Company.
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00.
The Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.
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
Credit Agreement

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2017
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Term Loan	$57,750	$—	3.12%
Revolving Loans (1)	42,250	35,944	3.64%
	$100,000	$35,944

 (1) Revolving Loan available borrowing capacity, net of $1.8 million of outstanding standby letters of credit as of December 31, 2017
Capital Leases
As of December 31, 2017, we had $45.2 million of capital lease obligations outstanding, with a weighted average interest rate of 5.0% and maturities between 2018 and 2022.
Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments

Our future contractual obligations as of December 31, 2017, are as follows:

	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
	(In thousands)
Debt obligations (1)	$100,017	$4,513	$11,254	$84,250	$—
Capital lease obligations	45,157	16,278	21,647	7,232	—
Interest on long-term debt and capital leases	17,047	5,082	7,655	4,310	—
Operating leases	63,998	18,270	20,884	12,107	12,737
Total	$226,219	$44,143	$61,440	$107,899	$12,737

(1) Excludes deferred financing fees of $757 as of December 31, 2017.

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

At September 30, 2017, our goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. Our underperformance relative to our forecast in the third quarter of 2017, and more specifically, the underperformance against forecast of one of our reporting units which previously had goodwill impairment in 2016 drove the decline in the fair value of the reporting unit. As a result, we recorded a pretax, non-cash charge for the three months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.

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
As of December 31, 2017, the estimated fair values of our reporting units were based upon their respective projected EBITDA margins, which were anticipated to vary from annual declines to increases up to 100 basis points for the periods analyzed. These cash flows were discounted using a weighted average cost of capital ranging from 10% to 12%, depending upon the size and risk profile of the reporting unit. We considered market information in assessing the reasonableness of the fair value under the income approach described above.
Goodwill, by reporting unit, as of December 31, 2017 was as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting unit exceeds its carrying value by more than 100%	2	$121,051
	8	$121,051
The goodwill balances reflected above are net of the $17.6 million goodwill impairment recognized in the third quarter of 2017.
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2018 and beyond, assuming all other assumptions remain constant, would result in no further impairment of goodwill.

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
Effective January 1, 2018, we are required to adopt Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. We do not expect the adoption to have a material impact to our Consolidated Financial Statements. See Note 2, “Summary of Significant Accounting Policies” for further information about the adoption of the ASC 606.
Income Taxes
Deferred tax assets and liabilities reflect temporary differences between the amount of assets and liabilities for financial and tax reporting purposes. Such amounts are adjusted, as appropriate, to reflect changes in tax rates expected to be in effect when the temporary differences reverse. A valuation allowance is recorded to reduce our deferred tax assets to the amount that is more likely than not to be realized. Changes in tax laws or accounting standards and methods may affect recorded deferred taxes in future periods. See Note 7, “Income Taxes” for further information about the impact of the TCJA enacted on December 22, 2017 to our Consolidated Financial Statements.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, we determined it was more likely than not future earnings will be sufficient to realize deferred tax assets in the U.S. Accordingly we reversed most of our U.S. valuation allowance resulting in non-cash income tax benefit of $80.7 million for 2015. We have a $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2017, which increased by $1.1 million in 2017 primarily due to certain provisions in the TCJA.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of December 31, 2017.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to our Consolidated Financial Statements for disclosure on recently adopted accounting pronouncements and those not yet adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. In 2014, we entered into a $205.0 million Credit Agreement, consisting of a $175.0 million term loan and a $30.0 million revolving loan facility, which was subsequently amended in 2017. Borrowings under the Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Credit Agreement exposes us to market risk for changes in interest rates. To manage our exposure to interest rate volatility associated with borrowings under our Credit Agreement, we entered into interest rate cap agreements in the first quarter of 2015, which expired in 2017. We have not, and do not plan to, enter into any derivative financial instruments for trading or speculative purposes.
As of December 31, 2017, we had $145.2 million of total debt and capital lease obligations, of which approximately 31% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at December 31, 2017, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.0 million annually.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2017.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ARC Document Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 5, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 5, 2018

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2017, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2018 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2018 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2018 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to Consolidated Financial Statements
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

4.2
Registration Rights Agreement, dated December 1, 2010, among ARC Document Solutions, certain subsidiaries of ARC Document Solutions as guarantors thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as representative of the several initial purchasers (incorporated by reference to Exhibit 4.3 to the Registrant’s Form 8-K filed on December 2, 2010)

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

10.5
Forms of Stock Option Agreements under the 2005 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).^

10.6
Forms of Restricted Stock Award Agreements under 2005 Stock Plan (incorporated by reference to Exhibit 10.27 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.7
Form of Restricted Stock Unit Award Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.28 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on December 6, 2004).^

10.8
Form of Stock Appreciation Right Agreement under 2005 Stock Plan (incorporated by reference to Exhibit 10.29 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.9
Form of ARC Document Solutions Stock Option Grant Notice - Non-employee Directors (Discretionary Non-statutory Stock Options) (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.10
Form of ARC Document Solutions Non-employee Directors Nonstatutory Stock Option Agreement (Discretionary Grants) (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K filed on December 16, 2005).^

10.11
Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan amended and restated as of July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 9, 2009).^

10.12
Lease Agreement, for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, dated November 19, 1997, by and between American Reprographics Company, L.L.C. (formerly Ford Graphics Group, L.L.C.) and Sumo Holdings LA, LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

10.13
Amendment to Lease for the premises commonly known as 934 and 940 Venice Boulevard, Los Angeles, CA, effective as of August 2, 2005, by and between Sumo Holdings LA, LLC, Landlord and American Reprographics Company, L.L.C. (formerly known as Ford Graphics Group, L.L.C.) Tenant (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2005

10.14
Lease Agreement for the premises commonly known as 345 Clinton Street, Costa Mesa, CA, dated September 23, 2003, by and between American Reprographics Company (dba Consolidated Reprographics) and Sumo Holdings Costa Mesa, LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Registration Statement on Form S-1 (Reg. No. 333-119788), as filed on October 15, 2004).

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

10.2
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

10.24	ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 7, 2014).

10.25	Amendment No. 1 to ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 7, 2014).

10.26
Amended and Restated Executive Employment Agreement dated May 17, 2014 by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2014).^

10.27
Credit Agreement dated November 20, 2014, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2014).

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

10.31
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.32
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.33
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.34
Amendment Letter, dated as of February 5, 2016, by and among ARC Document Solutions, LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed on February 9, 2016).

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

10.37
Amendment to Credit Agreement, dated July 14, 2017, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 18, 2017).

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
Date: March 5, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2018

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial Officer)	March 5, 2018

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 5, 2018

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 5, 2018

/s/ JAMES F. MCNULTY James F. McNulty	Director	March 5, 2018

/s/ MARK W. MEALY Mark W. Mealy	Director	March 5, 2018

/s/ MANUEL PEREZ DE LA MESA Manuel Perez de la Mesa	Director	March 5, 2018

/s/ JOHN G. FREELAND John G. Freeland	Director	March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ARC Document Solutions, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2018 expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 5, 2018
We have served as the Company's auditor since 2009.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$28,059	$25,239
Accounts receivable, net of allowances for accounts receivable of $2,341 and $2,060	57,011	59,735
Inventories, net	19,937	18,184
Prepaid expenses	4,208	3,861
Other current assets	5,266	4,785
Total current assets	114,481	111,804
Property and equipment, net of accumulated depreciation of $198,693 and $201,192	64,245	60,735
Goodwill	121,051	138,688
Other intangible assets, net	9,068	13,202
Deferred income taxes	28,029	42,667
Other assets	2,551	2,185
Total assets	$339,425	$369,281
Liabilities and Equity
Current liabilities:
Accounts payable	$24,289	$24,782
Accrued payroll and payroll-related expenses	12,617	12,219
Accrued expenses	17,201	16,138
Current portion of long-term debt and capital leases	20,791	13,773
Total current liabilities	74,898	66,912
Long-term debt and capital leases	123,626	143,400
Other long-term liabilities	3,290	2,148
Total liabilities	201,814	212,460
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,913 and 47,428 shares issued and 45,266 and 45,988 shares outstanding	48	47
Additional paid-in capital	120,953	117,749
Retained earnings	20,524	41,822
Accumulated other comprehensive loss	(1,998)	(3,793)
	139,527	155,825
Less cost of common stock in treasury, 2,647 and 1,440 shares	9,290	5,909
Total ARC Document Solutions, Inc. stockholders’ equity	130,237	149,916
Noncontrolling interest	7,374	6,905
Total equity	137,611	156,821
Total liabilities and equity	$339,425	$369,281
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Service sales	$347,326	$358,341	$378,638
Equipment and supplies sales	47,253	47,980	50,027
Total net sales	394,579	406,321	428,665
Cost of sales	270,556	273,078	280,541
Gross profit	124,023	133,243	148,124
Selling, general and administrative expenses	101,889	100,214	107,280
Amortization of intangible assets	4,280	4,833	5,642
Goodwill impairment	17,637	73,920	—
Restructuring expense	—	7	89
Income (loss) from operations	217	(45,731)	35,113
Other income, net	(81)	(72)	(99)
Loss on extinguishment and modification of debt	230	208	282
Interest expense, net	6,179	5,996	6,974
(Loss) income before income tax provision (benefit)	(6,111)	(51,863)	27,956
Income tax provision (benefit)	15,244	(4,364)	(69,432)
Net (loss) income	(21,355)	(47,499)	97,388
Income attributable to noncontrolling interest	(156)	(366)	(348)
Net (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(21,511)	$(47,865)	$97,040

(Loss) earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$(0.47)	$(1.04)	$2.08
Diluted	$(0.47)	$(1.04)	$2.04
Weighted average common shares outstanding:
Basic	45,669	45,932	46,631
Diluted	45,669	45,932	47,532
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net (loss) income	$(21,355)	$(47,499)	$97,388
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	1,906	(2,191)	(2,116)
Fair value adjustment of derivatives, net of tax	202	14	(211)
Other comprehensive income (loss), net of tax	2,108	(2,177)	(2,327)
Comprehensive (loss) income	(19,247)	(49,676)	95,061
Comprehensive income (loss) attributable to noncontrolling interest	469	(115)	(43)
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(19,716)	$(49,561)	$95,104
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2014	46,800	$47	$110,650	$(7,353)	$(161)	$(408)	$7,063	$109,838
Stock-based compensation	131		3,783					3,783
Issuance of common stock under Employee Stock Purchase Plan	21		111					111
Stock options exercised	154	—	673					673
Tax deficiency from stock-based compensation			(128)					(128)
Treasury shares	24					(204)		(204)
Comprehensive income (loss)				97,040	(1,936)		(43)	95,061
Balance at December 31, 2015	47,130	$47	$115,089	$89,687	$(2,097)	$(612)	$7,020	$209,134
Stock-based compensation	229		2,693					2,693
Issuance of common stock under Employee Stock Purchase Plan	33		120					120
Stock options exercised	36	—	98					98
Tax deficiency from stock-based compensation			(251)					(251)
Treasury shares						(5,297)		(5,297)
Comprehensive loss				(47,865)	(1,696)		(115)	(49,676)
Balance at December 31, 2016	47,428	$47	$117,749	$41,822	$(3,793)	$(5,909)	$6,905	$156,821
Stock-based compensation	404	1	2,946					2,947
Modified retrospective adjustment resulting from the adoption of ASC 2016-09			29	213				242
Issuance of common stock under Employee Stock Purchase Plan	47		133					133
Stock options exercised	34		96					96
Treasury shares						(3,381)		(3,381)
Comprehensive (loss) income				(21,511)	1,795		469	(19,247)
Balance at December 31, 2017	47,913	$48	$120,953	$20,524	$(1,998)	$(9,290)	$7,374	$137,611
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net (loss) income	$(21,355)	$(47,499)	$97,388
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Allowance for accounts receivable	1,249	918	340
Depreciation	29,043	26,918	28,019
Amortization of intangible assets	4,280	4,833	5,642
Amortization of deferred financing costs	306	445	589
Goodwill impairment	17,637	73,920	—
Stock-based compensation	2,947	2,693	3,512
Deferred income taxes	13,802	(4,711)	10,173
Deferred tax valuation allowance	1,031	51	(80,669)
Loss on extinguishment and modification of debt	230	208	282
Other non-cash items, net	(56)	(716)	(390)
Changes in operating assets and liabilities:
Accounts receivable	2,158	(1,294)	729
Inventory	(1,339)	(1,590)	(967)
Prepaid expenses and other assets	(556)	109	2,296
Accounts payable and accrued expenses	2,993	(1,143)	(6,963)
Net cash provided by operating activities	52,370	53,142	59,981
Cash flows from investing activities
Capital expenditures	(9,106)	(12,097)	(14,245)
Other	744	1,101	589
Net cash used in investing activities	(8,362)	(10,996)	(13,656)
Cash flows from financing activities
Proceeds from stock option exercises	96	98	673
Proceeds from issuance of common stock under Employee Stock Purchase Plan	133	120	111
Share repurchases	(3,381)	(5,297)	(204)
Contingent consideration on prior acquisitions	(275)	(571)	(413)
Early extinguishment of long-term debt	(14,150)	(22,000)	(14,500)
Payments on long-term debt agreements and capital leases	(65,516)	(12,990)	(27,329)
Borrowings under revolving credit facilities	63,100	1,000	4,560
Payments under revolving credit facilities	(21,800)	(50)	(6,448)
Payment of deferred financing costs	(270)	(106)	(25)
Payment of hedge premium	—	—	(632)
Net cash used in financing activities	(42,063)	(39,796)	(44,207)
Effect of foreign currency translation on cash balances	875	(1,074)	(791)
Net change in cash and cash equivalents	2,820	1,276	1,327
Cash and cash equivalents at beginning of period	25,239	23,963	22,636
Cash and cash equivalents at end of period	$28,059	$25,239	$23,963
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,574	$5,936	$7,247
Income taxes paid, net	$56	$971	$721
Noncash financing activities:
Capital lease obligations incurred	$25,192	$18,948	$13,157
Contingent liabilities in connection with the acquisition of businesses	$27	$75	$—
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
Correction to 2016 Financial Statements
Subsequent to the issuance of the Company's 2016 Consolidated Financial Statements, management identified an immaterial error in the balance sheet presentation of the Company's deferred tax assets and liabilities as of December 31, 2016. In its 2016 Consolidated Financial Statements, the Company presented its deferred taxes on a gross basis; however, such deferred taxes should have been presented on a net basis by taxing jurisdiction in accordance with Accounting Standards Codification (ASC) 740, Income Taxes. As a result of the error, the Company has corrected the deferred tax assets and deferred tax liabilities balances as of December 31, 2016 in the accompanying Consolidated Balance Sheets. The correction resulted in a decrease to the Company's deferred tax liabilities balance of $30.3 million with a corresponding decrease of the same amount to the Company's deferred tax assets balance as of December 31, 2016. This correction had no impact to the Company's previously reported Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, Consolidated Statements of Cash Flows, or Notes to the Consolidated Financial Statements. The Company has concluded that the error correction was not material to the Consolidated Financial Statements.
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, Australia, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s joint venture in China, held $11.9 million and $11.7 million of the Company’s cash and cash equivalents as of December 31, 2017 and 2016, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2%, 2%, or 4% of net sales during 2017, 2016, and 2015, respectively.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 34%, 33%, and 31% for 2017, 2016, and 2015, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.
Purchases from the Company’s three largest vendors during 2017, 2016, and 2015 comprised approximately 46%, 40%, and 37% respectively, of the Company’s total purchases of inventory and supplies.

Allowance for Doubtful Accounts
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for doubtful accounts. The Company writes off an account when it is considered uncollectible. The Company estimates the allowance for doubtful accounts based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. The allowance for doubtful accounts activity was as follows:

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2017
Allowance for accounts receivable	$2,060	$1,249	$(968)	$2,341
Year ended December 31, 2016
Allowance for accounts receivable	$2,094	$918	$(952)	$2,060
Year ended December 31, 2015
Allowance for accounts receivable	$2,413	$340	$(659)	$2,094
 (1) Deductions represent uncollectible accounts written-off net of recoveries.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or net realizable value. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of sales. As of December 31, 2017 and 2016, the reserves for inventory obsolescence was $0.9 million and 0.7 million, respectively.
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

At September 30, 2015 as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability (as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740-10, Income Taxes), the Company determined it was more likely than not future earnings would be sufficient to realize deferred tax assets in the U.S. Accordingly the Company reversed most of its income tax valuation allowance resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2017.
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

The Company’s effective income tax rate differs from the statutory tax rate primarily due to the effect of the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017, the valuation allowance on certain of the Company’s deferred tax assets, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, and other discrete items. See Note 7 “Income Taxes” for further information.
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

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4 “Property and Equipment”) includes $1.7 million and $0.8 million of capitalized software development costs as of December 31, 2017 and 2016, net of accumulated amortization of $18.9 million and $18.1 million as of December 31, 2017 and 2016, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.8 million, $0.4 million, and $0.2 million during the years ended December 31, 2017, 2016, and 2015, respectively.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2017, 2016 or 2015.

Goodwill and Other Intangible Assets
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement ("Credit Agreement"). At December 31, 2017 and 2016, the Company had deferred financing costs of $0.8 million and $1.0 million, respectively, net of accumulated amortization of $0.1 million and $1.6 million, respectively.

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $8.5 million and $3.9 million as of December 31, 2017 and 2016, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and capital leases: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2017 for borrowings under its Credit Agreement is $100.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $100.0 million as of December 31, 2017.
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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $10.7 million, $11.1 million, and $11.2 million for 2017, 2016, and 2015, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 1% of the Company’s consolidated revenues during the years ended December 31, 2017, 2016, and 2015.

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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2017	2016	2015
Service Sales
CDIM	$205,083	$212,511	$221,174
MPS	129,479	131,811	144,244
AIM	12,764	14,019	13,220
Total services sales	347,326	358,341	378,638
Equipment and Supplies Sales	47,253	47,980	50,027
Total net sales	$394,579	$406,321	$428,665

The Company recognizes revenues in geographic areas based on the location to which the product was shipped or services have been rendered. See table below for revenues and property and equipment, net, attributable to the Company’s U.S. operations and foreign operations.

	Year Ended December 31,
	2017			2016			2015
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$339,250	$55,329	$394,579	$353,077	$53,244	$406,321	$366,082	$62,583	$428,665
Property and equipment, net	$58,287	$5,958	$64,245	$54,847	$5,888	$60,735	$50,777	$6,813	$57,590
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $1.7 million, $1.9 million, and $2.0 million during 2017, 2016, and 2015, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2017, 2016, and 2015, was $2.9 million, $2.7 million, and $3.5 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified as financing cash inflows.
The weighted average fair value at the grant date for options issued in 2017, 2016, and 2015, was $2.57, $2.07, and $4.88 respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Weighted average assumptions used:
Risk free interest rate	2.11%	1.43%	1.62%
Expected volatility	54.9%	56.8%	56.2%
Expected dividend yield	—%	—%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2017, 2016, and 2015 was 6.5 years, 6.5 years, and 6.4 years, respectively.
For fiscal years 2017, 2016, and 2015, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2017, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.
For additional information, see Note 8 “Employee Stock Purchase Plan and Stock Plan.”
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $6.9 million, $6.2 million, and $5.8 million during 2017, 2016, and 2015, respectively.
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
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 5.3 million, 4.7 million, and 2.0 million common shares excluded from the calculation of diluted net (loss) income attributable to ARC per common share as their effect would have been anti-dilutive for 2017, 2016, and 2015, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Weighted average common shares outstanding during the period — basic	45,669	45,932	46,631
Effect of dilutive stock options	—	—	901
Weighted average common shares outstanding during the period — diluted	45,669	45,932	47,532
Recently Adopted Accounting Pronouncements

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the statement of operations when share-based awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the Company's statement of cash flows, and provides an accounting policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 on January 1, 2017, which resulted in a cumulative adjustment to equity of $0.2 million, and an election to account for forfeitures of share-based awards when they occur.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. In addition, ASU 2014-09 provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts. The new guidance is effective for 2018, including interim periods.
The Company has performed an analysis of each of its service revenue categories (CDIM, MPS and AIM) to identify any differences in the recognition, measurement, or presentation of revenue recognition and related costs. In addition, the Company analyzed its product revenue category (equipment and supplies sales). Based on its analyses, the Company expects the pattern of revenue recognition and the costs to acquire customer contracts to remain consistent with the Company's current revenue recognition policy. The Company also analyzed detailed disclosure requirements as well as any changes to the Company’s systems and internal controls to support adoption of the new standard.
The Company will adopt the new standard effective January 1, 2018 under the modified retrospective method and expects the impact to its consolidated financial statements to be immaterial.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. The new guidance addresses diversity in practice for classification of certain transactions in the statement of cash flows including, but not limited to: debt prepayment or debt extinguishment costs, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. ASU 2016-15 is effective for the Company in 2018. The adoption is not expected to have a material impact to the Company's consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASC 842 is effective for the Company January 1, 2019. While the Company is continuing to assess the potential impacts that ASC 842 will have on its consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases related to its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard. Due to the substantial number of operating leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company’s current undiscounted minimum commitments under noncancelable operating leases is approximately $64.0 million. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of operations, equity, or cash flows.

3. GOODWILL AND OTHER INTANGIBLES
Goodwill
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

At September 30, 2017, the Company's goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. The underperformance of the Company relative to its forecast in the third quarter of 2017, and more specifically, the underperformance against forecast of one of the Company's reporting units which previously had goodwill impairment in 2016 drove the decline in the fair value of the reporting unit. As a result, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
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
The changes in the carrying amount of goodwill from January 1, 2016 through December 31, 2017 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2016	$405,558	$192,950	$212,608
Goodwill impairment	—	73,920	(73,920)
December 31, 2016	405,558	266,870	138,688
Goodwill impairment	—	17,637	(17,637)
December 31, 2017	$405,558	$284,507	$121,051

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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2017 and 2016 which continue to be amortized:

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,486	$90,805	$8,681	$99,104	$86,305	$12,799
Trade names and trademarks	20,297	19,910	387	20,281	19,878	403
	$119,783	$110,715	$9,068	$119,385	$106,183	$13,202
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2018	$3,877
2019	3,152
2020	1,540
2021	180
2022	103
Thereafter	216
$9,068

4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2017	2016
Machinery and equipment	$245,172	$242,805
Buildings and leasehold improvements	15,512	16,688
Furniture and fixtures	2,254	2,434
	262,938	261,927
Less accumulated depreciation	(198,693)	(201,192)
	$64,245	$60,735
Depreciation expense was $29.0 million, $26.9 million, and $28.0 million for 2017, 2016 and 2015, respectively.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2017	2016
Term Loan maturing 2022 net of deferred financing fees of $757 and $1,039; 3.12% and 2.86% interest rate at December 31, 2017 and 2016	$56,993	$119,961
Revolving Loans; 3.64% and 2.64% interest rate at December 31, 2017 and 2016	42,250	950
Various capital leases; weighted average interest rate of 5.0% and 5.6% at December 31, 2017 and 2016; principal and interest payable monthly through December 2022	45,157	36,231
Various other notes payable with a weighted average interest rate of 10.7% at December 31, 2017 and 2016; principal and interest payable monthly through November 2019	17	31
	144,417	157,173
Less current portion	(20,791)	(13,773)
	$123,626	$143,400
Credit Agreement
On July 14, 2017, the Company amended its Credit Agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.
As of December 31, 2017, the Company's borrowing availability of Revolving Loans under the $80.0 million Revolving Loan commitment was $35.9 million, after deducting outstanding letters of credit of $1.8 million and outstanding Revolving Loans of $42.3 million.
Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). Loans borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on the Company’s Total Leverage Ratio. The amendment reduced the rate of interest payable on the loans borrowed under the Credit Agreement by 0.25%.
The Company pays certain recurring fees with respect to the credit facility, including administration fees to the administrative agent.
Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of the Company.
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00.
The Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.
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

Prior to entering into the amendment to our Credit Agreement in the third quarter of 2017, the Company had paid $68.2 million in aggregate principal on its Credit Agreement. Principal prepayments on the Credit Agreement of $14.2 million in 2017 resulted in a loss on extinguishment and modification of debt of $0.2 million for 2017.
Minimum future maturities of long-term debt, excludes deferred financing fees, and capital lease obligations as of December 31, 2017 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2018	$4,513	$16,278
2019	5,254	12,544
2020	6,000	9,103
2021	6,000	5,708
2022	78,250	1,524
Thereafter	—	—
	$100,017	$45,157

6. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2017:

	Third Party	Related Party	Total
Year ending December 31:
2018	$17,766	$504	$18,270
2019	11,130	514	11,644
2020	8,726	514	9,240
2021	5,857	514	6,371
2022	5,222	514	5,736
Thereafter	12,223	514	12,737
	$60,924	$3,074	$63,998
Total rent expense under operating leases, including month-to-month rentals, amounted to $22.1 million, $23.7 million, and $24.0 million during 2017, 2016 and 2015, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million, $0.5 million and $0.5 million during 2017, 2016 and 2015, respectively.
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
7. INCOME TAXES
In December 2017, the Tax Cuts and Jobs Act (the “TCJA”) was enacted. The TCJA includes a number of changes to existing U.S. tax laws that impact the Company. This includes a reduction to the federal corporate tax rate from 35 percent to 21 percent for the tax years beginning after December 31, 2017. The TCJA also provides for a one-time transition tax on certain foreign earnings as well as changes beginning in 2018 regarding the deductibility of interest expense, additional limitations on executive compensation, meals and entertainment expenses and the inclusion of certain foreign earnings in U.S. taxable income.

The Company recognized $11.9 million of tax expense in the fourth quarter of 2017 primarily due to the reduction in its net U.S. deferred tax assets for the 14% decrease in the U.S. federal statutory rate. In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination, as of March 5, 2018, the Company has not completed its accounting for the tax effects of the TCJA. As such, the Company has recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining its calculations. Additionally, further guidance from the IRS, SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the TCJA. The accounting is expected to be completed by the time the calendar year 2017 federal corporate tax income tax return is filed in late 2018.

The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$(170)	$42	$219
State	139	89	364
Foreign	438	165	481
	407	296	1,064
Deferred:
Federal	15,669	(3,236)	(56,750)
State	(751)	(1,519)	(13,705)
Foreign	(81)	95	(41)
	14,837	(4,660)	(70,496)
Income tax provision (benefit)	$15,244	$(4,364)	$(69,432)
The Company's foreign earnings before taxes were $1.0 million, $0.7 million and $1.1 million for 2017, 2016 and 2015, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2017	2016
Deferred tax assets:
Financial statement accruals not currently deductible	$2,339	$2,692
Accrued vacation	848	1,185
Deferred revenue	185	280
State taxes	29	48
Fixed assets	4,113	6,555
Goodwill and other identifiable intangibles	12,848	22,291
Stock-based compensation	4,545	6,072
Federal tax net operating loss carryforward	17,258	27,759
State tax net operating loss carryforward, net	5,951	4,996
State tax credits, net	1,164	958
Foreign tax credit carryforward	517	517
Foreign tax net operating loss carryforward	616	499
Federal alternative minimum tax	104	284
Interest rate hedge	—	131
Gross deferred tax assets	50,517	74,267
Less: valuation allowance	(2,366)	(1,304)
Net deferred tax assets	$48,151	$72,963

Deferred tax liabilities:
Goodwill and other identifiable intangibles	$(19,972)	$(30,296)
Outside basis in foreign entities	(150)	—
Net deferred tax assets	$28,029	$42,667

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory federal income tax rate	35%	35%	35%
State taxes, net of federal benefit	—	2	5
Foreign taxes	(4)	—	—
Valuation allowance	(17)	—	(289)
Non-deductible expenses and other	(5)	1	1
Section 162(m) limitation	(1)	(1)	1
Tax Cuts and Jobs Act enacted on December 22, 2017	(195)	—	—
Discrete items for state taxes	(4)	(1)	(1)
Non-deductible portion of goodwill impairment	(58)	(28)	—
Effective income tax rate	(249)%	8%	(248)%

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. At September 30, 2015, as a result of sustained profitability in the U.S. evidenced by three years of earnings and forecasted continuing profitability, the Company determined it was more likely than not that future earnings would be sufficient to realize certain of its deferred tax assets in the U.S. Accordingly the Company reversed most of its U.S. valuation allowance, resulting in non-cash income tax benefit of $80.7 million for the year ended December 31, 2015. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2017, which increased by $1.1 million in 2017 primarily due to the provisions in the TCJA.

Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2017 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $25 thousand as of December 31, 2017 included in other current assets in its consolidated balance sheet primarily related to income tax refunds for prior years.
As of December 31, 2017, the Company had approximately $82.2 million of consolidated federal, $96.6 million of state and $3.3 million of foreign net operating loss and charitable contribution carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward began in 2011 and will begin to expire in varying amounts between 2031 and 2037. The charitable contribution carryforward began in 2015 and will begin to expire in varying amounts between 2020 and 2022. The state net operating loss carryforwards expire in varying amounts between 2018 and 2037. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2022.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.
There were no unrecognized tax benefits as of and for the years ended December 31, 2017 or 2016, or 2015.
8. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2017, 2016, and 2015 was $30 thousand, $21 thousand and $19 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2017	2016	2015
Shares purchased	47	33	21
Average price per share	$2.83	$3.59	$5.40
Stock Plan
The Company's Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The Company's Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. At December 31, 2017, 0.7 million shares remain available for issuance under the Stock Plan.
Stock options granted under the Company's Stock Plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of three to four years from date of award, except that options granted to non-employee directors may vest over a shorter time period. The exercise price of options must be equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. The Company allows for cashless exercises of vested outstanding options.
During 2017 and 2016, the Company granted options to acquire a total of 526 thousand shares and 570 thousand shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Year Ended December 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2015	3,953	$5.84
Granted	570	$3.74
Exercised	(36)	$2.70
Forfeited/Cancelled	(186)	$5.77
Outstanding at December 31, 2016	4,301	$5.44
Granted	526	$4.67
Exercised	(34)	$2.82
Forfeited/Cancelled	(58)	$6.21
Outstanding at December 31, 2017	4,735	$5.36	5.44	$28
Vested or expected to vest at December 31, 2017	4,735	$5.36	5.44	$28
Exercisable at December 31, 2017	3,691	$5.46	4.57	$26
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2017. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $63 thousand, $42 thousand and $0.6 million, respectively.

A summary of the Company’s non-vested stock options as of December 31, 2017, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2016	1,046	$3.15
Granted	526	$2.57
Vested	(510)	$3.35
Forfeited/Cancelled	(18)	$2.83
Non-vested at December 31, 2017	1,044	$2.77
The following table summarizes certain information concerning outstanding options at December 31, 2017:

Range of Exercise Price	Options Outstanding at December 31, 2017
$2.37 – $2.70	1,330
$3.65 – $4.82	1,020
$5.37 – $7.19	1,001
$8.20 – $9.09	1,384
$2.37 – $9.09	4,735
Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $60 thousand.
In 2017, the Company granted 306 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 16 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
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

A summary of the Company’s non-vested restricted stock as of December 31, 2017, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value
Non-vested at December 31, 2016	388	$5.71
Granted	403	$4.49
Vested	(208)	$5.35
Forfeited/Cancelled	—	$—
Non-vested at December 31, 2017	583	$4.99
The total fair value of restricted stock awards vested during the years ended December 31, 2017, 2016 and 2015 was $1.0 million, $0.4 million and $1.6 million, respectively.
9. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.4 million annually during 2017, 2016 and 2015.

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2017 and 2016:

	Significant Other Unobservable Inputs
	December 31, 2017		December 31, 2016
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$17,637	$138,688	$73,920
In accordance with ASC 350, goodwill was written down to its implied fair value of $121.1 million as of September 30, 2017, resulting in an impairment charge of $17.6 million during 2017. As of June 30, 2016, goodwill was written down to its implied fair value of $138.7 million resulting in an impairment charge of $73.9 million during 2016. See Note 3, “Goodwill and Other Intangibles ” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a recurring basis in the consolidated financial statements as of and for the year ended December 31, 2017 and 2016:

	Significant Other Unobservable Inputs
	December 31, 2017			December 31, 2016
	Level 2	Level 3	Total Losses	Level 2	Level 3	Total Losses
Recurring Fair Value Measure
Interest rate cap contracts	$—	$—	$—	$39	$—	$—
Contingent purchase price consideration for acquired businesses	$—	$205	$—	$—	$402	$—

The Company determines the fair value of its interest rate cap contracts based on observable interest rate yield curves and represent the expected discounted cash flows underlying the financial instruments.

The Company recognizes liabilities for future earnout obligations on business acquisitions, or contingent purchase price consideration for acquired businesses, at their fair value based on discounted projected payments on such obligations. The inputs to the valuation, which are level 3 inputs within the fair value hierarchy, are projected sales to be provided by the acquired businesses based on historical sales trends for which earnout amounts are contractually based. Based on the Company's assessment as of December 31, 2017, the estimated contractually required earnout amounts would be achieved.

The following table presents the change in the Level 3 contingent purchase price consideration liability for 2017 and 2016:

	Year Ended December 31,
	2017	2016
Beginning balance	$402	$1,059
Additions related to acquisitions	27	104
Payments	(274)	(571)
Adjustments included in earnings	34	(171)
Foreign currency translation adjustments	16	(19)
Ending balance	$205	$402