Form 10-Q
period 2018-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2018-05-02
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
_______________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of April 24, 2018, there were 45,262,316 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2018

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$13,968	$28,059
Accounts receivable, net of allowances for accounts receivable of $2,516 and $2,341	59,893	57,011
Inventories, net	19,577	19,937
Prepaid expenses	5,220	4,208
Other current assets	4,313	5,266
Total current assets	102,971	114,481
Property and equipment, net of accumulated depreciation of $199,231 and $198,693	63,083	64,245
Goodwill	121,051	121,051
Other intangible assets, net	8,078	9,068
Deferred income taxes	28,043	28,029
Other assets	2,577	2,551
Total assets	$325,803	$339,425
Liabilities and Equity
Current liabilities:
Accounts payable	$20,850	$24,289
Accrued payroll and payroll-related expenses	9,552	12,617
Accrued expenses	14,912	17,201
Current portion of long-term debt and capital leases	20,198	20,791
Total current liabilities	65,512	74,898
Long-term debt and capital leases	117,888	123,626
Other long-term liabilities	3,279	3,290
Total liabilities	186,679	201,814
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 47,936 and 47,913 shares issued and 45,262 and 45,266 shares outstanding	48	48
Additional paid-in capital	121,650	120,953
Retained earnings	21,152	20,524
Accumulated other comprehensive loss	(1,954)	(1,998)
	140,896	139,527
Less cost of common stock in treasury, 2,674 and 2,647 shares	9,350	9,290
Total ARC Document Solutions, Inc. stockholders’ equity	131,546	130,237
Noncontrolling interest	7,578	7,374
Total equity	139,124	137,611
Total liabilities and equity	$325,803	$339,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2018	2017
Service sales	$86,710	$86,964
Equipment and supplies sales	10,998	11,767
Total net sales	97,708	98,731
Cost of sales	67,523	67,893
Gross profit	30,185	30,838
Selling, general and administrative expenses	27,301	25,147
Amortization of intangible assets	1,008	1,115
Income from operations	1,876	4,576
Other income, net	(81)	(19)
Loss on extinguishment and modification of debt	—	66
Interest expense, net	1,442	1,555
Income before income tax provision	515	2,974
Income tax provision	39	1,226
Net income	476	1,748
Loss attributable to the noncontrolling interest	152	36
Net income attributable to ARC Document Solutions, Inc. shareholders	$628	$1,784
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted average common shares outstanding:
Basic	44,741	45,639
Diluted	44,855	46,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income	$476	$1,748
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	400	431
Fair value adjustment of derivatives, net of tax	—	41
Other comprehensive income, net of tax	400	472
Comprehensive income	876	2,220
Comprehensive income attributable to noncontrolling interest	204	18
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$672	$2,202
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$476	$1,748
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Allowance for accounts receivable	327	208
Depreciation	7,129	7,139
Amortization of intangible assets	1,008	1,115
Amortization of deferred financing costs	60	94
Stock-based compensation	653	737
Deferred income taxes	(92)	1,177
Deferred tax valuation allowance	57	(11)
Loss on extinguishment and modification of debt	—	66
Other non-cash items, net	(44)	27
Changes in operating assets and liabilities:
Accounts receivable	(2,913)	(53)
Inventory	524	(1,534)
Prepaid expenses and other assets	(150)	(202)
Accounts payable and accrued expenses	(9,014)	(3,569)
Net cash (used in) provided by operating activities	(1,979)	6,942
Cash flows from investing activities
Capital expenditures	(2,892)	(2,012)
Other	380	132
Net cash used in investing activities	(2,512)	(1,880)
Cash flows from financing activities
Proceeds from stock option exercises	—	68
Proceeds from issuance of common stock under Employee Stock Purchase Plan	44	36
Share repurchases	(60)	—
Contingent consideration on prior acquisitions	(53)	(70)
Early extinguishment of long-term debt	—	(8,500)
Payments on long-term debt agreements and capital leases	(5,751)	(3,808)
Borrowings under revolving credit facilities	2,000	1,500
Payments under revolving credit facilities	(5,875)	(125)
Net cash used in financing activities	(9,695)	(10,899)
Effect of foreign currency translation on cash balances	95	267
Net change in cash and cash equivalents	(14,091)	(5,570)
Cash and cash equivalents at beginning of period	28,059	25,239
Cash and cash equivalents at end of period	$13,968	$19,669
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$3,275	$7,920
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2017 Form 10-K.
Revenue Recognition
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. In addition, Topic 606 provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting under Topic 605. The adoption of Topic 606 did not result in an adjustment to retained earnings in the Company's consolidated balance sheet as of January 1, 2018.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. The Company applied practical expedients related to unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which we recognize revenue at the amount to which we have the right to invoice for services performed.

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2018	2017
Service Sales
CDIM	$52,320	$51,258
MPS	31,467	32,494
AIM	2,923	3,212
Total service sales	86,710	86,964
Equipment and supplies sales	10,998	11,767
Total net sales	$97,708	$98,731
Construction Document and Information Management (CDIM) consists of software services and professional services to (i) re-produce and distribute large-format and small-format documents in either black & white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all the Company’s revenue from CDIM comes from professional services to re-produce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. This service is mutually agreed upon contracts with a term ranging from 3 to 5 years and the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. MPS sales are governed by the mutually agreed upon written agreement which outlines the Company’s terms and conditions. In providing MPS on a per-use basis, the Company is providing a series of services that have the same pattern of transfer and are measured as each customer produces a print or per-use. Accordingly, the performance obligations are satisfied over-time on an output method as each print is produced (per-use) by the customer. For each month of service, the prints produced during the period equate to the consideration that the Company expects to receive from the invoice generated for this period. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE ® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represent substantially all revenue for AIM, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE or on electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue.

Equipment and Supplies, which consists of reselling printing, imaging, and related equipment (“Goods”) to customers primarily in architectural, engineering and construction firms. Sales of Equipment and Supplies are initiated through a customer order and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the Goods. Transfer of control occurs at a specific point-in-time, when the Goods are delivered to the customer’s site. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Sales, value add, and other taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has experienced minimal customer returns or refunds and does not offer a warranty on equipment that it is reselling.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee would recognize interest expense and amortization of the ROU asset and for operating leases the lessee would recognize a straight-line total lease expense. ASC 842 is effective for the Company January 1, 2019. While the Company is continuing to assess the potential impacts that ASC 842 will have on its consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases related to its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard. Due to the substantial number of operating leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company’s undiscounted minimum commitments under noncancelable operating leases as of December 31, 2017 was approximately $64.0 million. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of operations, equity, or cash flows.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2018, 5.0 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three months ended March 31, 2017, 3.2 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Weighted average common shares outstanding during the period—basic	44,741	45,639
Effect of dilutive stock options	114	743
Weighted average common shares outstanding during the period—diluted	44,855	46,382

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
The changes in the carrying amount of goodwill from January 1, 2017 through March 31, 2018 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2017	$405,558	$266,870	$138,688
Goodwill impairment	—	17,637	(17,637)
December 31, 2017	405,558	284,507	121,051
Goodwill impairment	—	—	—
March 31, 2018	$405,558	$284,507	$121,051

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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2018 and December 31, 2017 which continue to be amortized:

	March 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,435	$91,756	$7,679	$99,486	$90,805	$8,681
Trade names and trademarks	20,354	19,955	399	20,297	19,910	387
	$119,789	$111,711	$8,078	$119,783	$110,715	$9,068
Estimated future amortization expense of other intangible assets for the remainder of the 2018 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2018 (excluding the three months ended March 31, 2018)	$2,881
2019	3,153
2020	1,540
2021	180
2022	101
Thereafter	223
$8,078
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $39 thousand in relation to pretax income of $0.5 million for the three months ended March 31, 2018, which resulted in an effective income tax rate of 7.6% for the three months ended March 31, 2018. The Company recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million for the three months ended March 31, 2017, which resulted in an effective income tax rate of 41.2% for the three months ended March 31, 2017.

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

The Company recognized $11.9 million of tax expense in the fourth quarter of 2017 primarily due to the reduction in its net U.S. deferred tax assets for the 14% decrease in the U.S. federal statutory rate. In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination, as of May 2, 2018, the Company has not completed its accounting for the tax effects of the TCJA. As such, the Company has recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining its calculations. Additionally, further guidance from the IRS, SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the TCJA. The accounting is expected to be completed by the time the calendar year 2017 federal corporate tax income tax return is filed in late 2018.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of March 31, 2018.

Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2018 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $25 thousand as of March 31, 2018 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Term Loan maturing 2022 net of deferred financing fees of $705 and $757; 3.44% and 3.12% interest rate at March 31, 2018 and December 31, 2017	$55,920	$56,993
Revolving Loans; 3.56% and 3.64% interest rate at March 31, 2018 and December 31, 2017	38,375	42,250
Various capital leases; weighted average interest rate of 4.6% and 5.0% at March 31, 2018 and December 31, 2017; principal and interest payable monthly through March 2023	43,778	45,157
Various other notes payable with a weighted average interest rate of 10.7% at March 31, 2018 and December 31, 2017; principal and interest payable monthly through November 2019	13	17
	138,086	144,417
Less current portion	(20,198)	(20,791)
	$117,888	$123,626

Credit Agreement
On July 14, 2017, the Company amended its Credit Agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30.0 million to $80.0 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60.0 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.
As of March 31, 2018, the Company's borrowing availability of Revolving Loans under the $80.0 million Revolving Loan commitment was $39.4 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $38.4 million.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the amended Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the amended Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00.

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
7. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The Company's stock plan authorizes the Company to issue up to 3.5 million shares of common stock. As of March 31, 2018, 9 thousand shares remained available for issuance under the Stock Plan. On April 26, 2018, the Company's shareholders approved an amendment to the Company stock incentive plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares.
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
During the three months ended March 31, 2018, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2018, the Company did not grant shares of restricted stock.
Stock-based compensation was $0.7 million for the three months ended March 31, 2018 and 2017.
As of March 31, 2018, total unrecognized compensation cost related to unvested stock-based payments totaled $3.2 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
8. Fair Value Measurements
In accordance with ASC 820, Fair Value Measurement, the Company has categorized its assets and liabilities that are measured at fair value into a three-level fair value hierarchy. If the inputs used to measure fair value fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement. The three levels of the hierarchy are defined as follows:
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

As of March 31, 2018, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $7.2 million and $8.5 million as of March 31, 2018 and December 31, 2017, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of March 31, 2018 for borrowings under its Term Loan Credit Agreement is $95.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Term Loan Credit Agreement is $95.0 million as of March 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
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
Sales of software services are a smaller part of overall CDIM revenues. The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for the three months ended March 31, 2018, with the remaining 21% consisting of sales to businesses outside of construction.

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
Research and development costs consist mainly of employee salaries, leased building space, and computer equipment that comprises our data storage and development centers in Fremont, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2018 (1)	2017 (1)	$	%
CDIM	$52.3	$51.3	$1.1	2.1%
MPS	31.5	32.5	(1.0)	(3.2)%
AIM	2.9	3.2	(0.3)	(9.0)%
Total service sales	86.7	87.0	(0.3)	(0.3)%
Equipment and supplies sales	11.0	11.8	(0.8)	(6.5)%
Total net sales	$97.7	$98.7	$(1.0)	(1.0)%

Gross profit	$30.2	$30.8	$(0.7)	(2.1)%
Selling, general and administrative expenses	$27.3	$25.1	$2.2	8.6%
Amortization of intangibles	$1.0	$1.1	$(0.1)	(9.6)%
Loss on extinguishment and modification of debt	$—	$0.1	$(0.1)	(100.0)%
Interest expense, net	$1.4	$1.6	$(0.1)	(7.3)%
Income tax provision	$—	$1.2	$(1.2)	(96.8)%
Net income attributable to ARC	$0.6	$1.8	$(1.2)	(64.8)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$0.5	$1.9	$(1.4)	(74.1)%
EBITDA (2)	$10.2	$12.8	$(2.6)	(20.1)%
Adjusted EBITDA (2)	$10.9	$13.6	$(2.7)	(20.0)%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 24 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2018 (1)	2017 (1)
Net Sales	100.0%	100.0%
Cost of sales	69.1	68.8
Gross profit	30.9	31.2
Selling, general and administrative expenses	27.9	25.5
Amortization of intangibles	1.0	1.1
Income from operations	1.9	4.6
Loss on extinguishment and modification of debt	—	0.1
Interest expense, net	1.5	1.6
Income before income tax provision	0.5	3.0
Income tax provision	—	1.2
Net income	0.5	1.8
Loss attributable to the noncontrolling interest	0.2	—
Net income attributable to ARC	0.6%	1.8%
Non-GAAP (2)
EBITDA (2)	10.5%	13.0%
Adjusted EBITDA (2)	11.2%	13.8%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 24 for additional information.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Net Sales
Net sales for the three months ended March 31, 2018 decreased 1.0% compared to the same period in 2017 due primarily to declines in our equipment and supplies sales as print based sales were relatively flat.
CDIM. Year-over-year sales of CDIM services increased $1.1 million, or 2.1%, for the three months ended March 31, 2018. The increase in sales of CDIM services was primarily driven by an increase in project-related printing partially offset by the continued but moderating reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 54% of total net sales for the three months ended March 31, 2018 compared to 52% during the same period in 2017.
MPS. MPS services for the three months ended March 31, 2018 decreased $1.0 million, or 3.2%, due to the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment, partially offset by new customer acquisitions. Our MPS offering delivers value to our customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS Services sales represented approximately 32% and 33% of total net sales for the three months ended March 31, 2018 and 2017, respectively.
The number of MPS locations has grown to approximately 10,270 as of March 31, 2018, an increase of approximately 590 locations compared to March 31, 2017. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.
AIM. Year-over-year sales of AIM Services decreased $0.3 million, or 9.0%, for the three months ended March 31, 2018. The sales decline was primarily driven by a reorganization in our sales staff in 2017, which we believe is causing a temporary decline in AIM sales. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.8 million, for the three months ended March 31, 2018. Quarterly changes in Equipment and Supplies sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, decreased during the period, and were $5.2 million for the three months ended March 31, 2018, as compared to $5.5 million for the three months ended March 31, 2017. Sales of Equipment and Supplies continued to decline in the U.S. during the first quarter of 2018. We do not anticipate growth in Equipment and Supplies Sales as we are placing more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended March 31, 2018, gross profit and gross margin decreased to $30.2 million, and 30.9% compared to $30.8 million and 31.2%, during the same period in 2017, on a sales decline of $1.0 million.
The decline in our gross margins for the three months ended March 31, 2018, was primarily driven by an increase in healthcare costs. Medical costs had a year-over-year negative impact of approximately 90 basis points on gross margins and were driven by an unexpected large number of high dollar medical claims related to employees covered under our self-insured medical plans. We expect this trend to continue into the second quarter of 2018, until our stop loss insurance gets triggered.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.2 million for the three months ended March 31, 2018, compared to the same period in 2017.
General and administrative expenses increased $0.7 million or 4.9%, for the three months ended March 31, 2018, compared to the same period in 2017. The increase in expenses was primarily due to increased healthcare costs as noted above.
Year-over-year sales and marketing expenses increased $1.4 million, for the three months ended March 31, 2018, compared to the same period in 2017. The increase for the three months ended March 31, 2018, was primarily due to investments in sales and marketing staff, training and marketing initiatives to support our new technology-enabled offerings and grow our print based offerings.
Amortization of Intangibles
Amortization of intangibles of $1.0 million for the three months ended March 31, 2018, decreased slightly compared to the same period in 2017, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Loss on Extinguishment and Modification of Debt
Additional principal payments above the minimum required principal payments on our Credit Agreement resulted in a loss on the extinguishment and modification of debt of $0.1 million for the three months ended March 31, 2017.
Interest Expense, Net
Net interest expense totaled $1.4 million for the three months ended March 31, 2018, compared to $1.6 million for the same period in 2017. The decrease for the three months ended March 31, 2018 compared to 2017 was primarily a result of the early extinguishment of our long-term debt and the amendment of our Credit Agreement, both of which occurred in 2017, which reduced the rate of interest payable on loans borrowed by 25 basis points.
Income Taxes

We recorded an income tax provision of $39 thousand in relation to pretax income of $0.5 million for the three months ended March 31, 2018, which resulted in an effective income tax rate of 7.6%.

For the three months ended March 31, 2018, our effective income tax rate would have been 36.1%, excluding the impact of an additional valuation allowance and certain stock-based compensation. We have a $2.4 million valuation allowance against certain deferred tax assets as of March 31, 2018.

Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $0.6 million during the three months ended March 31, 2018, as compared to $1.8 million in the same period in 2017. The changes in net income attributable to ARC for three months ended March 31, 2018 compared to the prior year period is primarily due to the increase in selling, general and administrative expenses as described above.
EBITDA
EBITDA margin decreased to 10.5% for the three months ended March 31, 2018 from 13.0% for the same period in 2017. Excluding the effect of the loss on extinguishment of debt, and stock-based compensation, adjusted EBITDA margin decreased to 11.2% during the three months ended March 31, 2018, as compared to 13.8% for the same period in 2017. The decrease in adjusted EBITDA margin was due to the declines in revenue and gross margins, and the increase in selling, general and administrative expenses as described above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2018 and 2017 to reflect the exclusion of loss on extinguishment and modification of debt, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2018 and 2017. We believe these charges were the result of our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three months ended March 31, 2018 and 2017 to exclude loss on extinguishment and modification of debt and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows (used in) provided by operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2018	2017
Cash flows (used in) provided by operating activities	$(1,979)	$6,942
Changes in operating assets and liabilities	11,553	5,358
Non-cash expenses, including depreciation and amortization	(9,098)	(10,552)
Income tax provision	39	1,226
Interest expense, net	1,442	1,555
Loss attributable to the noncontrolling interest	152	36
Depreciation and amortization	8,137	8,254
EBITDA	$10,246	$12,819
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2018	2017
Net income attributable to ARC Document Solutions, Inc.	$628	$1,784
Interest expense, net	1,442	1,555
Income tax provision	39	1,226
Depreciation and amortization	8,137	8,254
EBITDA	10,246	12,819
Loss on extinguishment and modification of debt	—	66
Stock-based compensation	653	737
Adjusted EBITDA	$10,899	$13,622

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2018 (1)	2017
Net income margin attributable to ARC Document Solutions, Inc.	0.6%	1.8%
Interest expense, net	1.5	1.6
Income tax provision	—	1.2
Depreciation and amortization	8.3	8.4
EBITDA margin	10.5	13.0
Loss on extinguishment and modification of debt	—	0.1
Stock-based compensation	0.7	0.7
Adjusted EBITDA margin	11.2%	13.8%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2018	2017
Net income attributable to ARC Document Solutions, Inc.	$628	$1,784
Loss on extinguishment and modification of debt	—	66
Income tax benefit related to above items	—	(26)
Deferred tax valuation allowance and other discrete tax items	(149)	28
Adjusted net income attributable to ARC Document Solutions, Inc.	$479	$1,852

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted average common shares outstanding:
Basic	44,741	45,639
Diluted	44,855	46,382
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.04
Diluted	$0.01	$0.04
Weighted average common shares outstanding:
Basic	44,741	45,639
Diluted	44,855	46,382

Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of March 31, 2018, was $14.0 million. Of this amount, $11.3 million was held in foreign countries, with $9.2 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2018	2017
Net cash (used in) provided by operating activities	$(1,979)	$6,942
Net cash used in investing activities	$(2,512)	$(1,880)
Net cash used in financing activities	$(9,695)	$(10,899)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the three months ended March 31, 2018 compared to the same period in 2017 was primarily due to the timing of payables and accounts receivable collections. Days sales outstanding (“DSO”) was 55 days as of March 31, 2018 and 54 days as of March 31, 2017. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $2.9 million and $2.0 million for the three months ended March 31, 2018 and 2017, respectively. The change in capital expenditures is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash. As we continue to foster our relationships with credit providers to obtain attractive lease rates, we struck a more balanced approach in 2018 in regards to leased versus purchased equipment.
Financing Activities
Net cash of $9.7 million used in financing activities during the three months ended March 31, 2018 primarily relates to payments on our debt agreements and capital leases. We amended our Term Loan Credit Agreement in the third quarter of 2017 resulting in a decrease in required quarterly principal payments on our term loan debt. In addition, the amendment increased the maximum aggregate principal amount of revolving loans from $30.0 million to $80.0 million, and resized the outstanding principal amount of the term loan under the agreement at $60.0 million, although the total principal amount outstanding remained unchanged at $110.0 million on the date of the amendment. Prior to the amendment, the Company paid down the principal of its term loan debt by making required quarterly payments in advance.
Our cash position, working capital, and debt obligations as of March 31, 2018 and December 31, 2017 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2018	December 31, 2017
Cash and cash equivalents	$13,968	$28,059
Working capital	$37,459	$39,583

Borrowings from credit agreement (1) (2)	$94,295	$99,243
Other debt obligations	43,791	45,174
Total debt obligations	$138,086	$144,417

(1) Net of deferred financing fees of $705 and $757 at March 31, 2018 and December 31, 2017, respectively.
(2) Includes $38.4 million and $42.3 million of revolving loans outstanding under our credit agreement at March 31, 2018 and December 31, 2017, respectively.
The decrease of $2.1 million in working capital during the first quarter of 2018 was primarily due to the decline in cash and cash equivalents offset, in part, by declines in accrued payroll and payroll-related expenses and accounts payable. The declines in accrued payroll and payroll-related expenses was primarily due to the timing of payroll and the payment of annual bonuses. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $14.0 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Debt Obligations

Credit Agreement
On July 14, 2017, we amended our credit agreement ("Credit Agreement"), which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30.0 million to $80.0 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60.0 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022.
As of March 31, 2018, our borrowing availability under the $80.0 million Revolving Loan commitment was $39.4 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $38.4 million.

Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 2.25%, based on our Total Leverage Ratio (as defined in the Credit

Agreement). Loans borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 1.25%, based on our Total Leverage Ratio. The amendment reduced the rate of interest payable on the loans borrowed under the Credit Agreement by 0.25%.

Subject to certain exceptions, including in certain circumstances, reinvestment rights, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of March 31, 2018 and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.

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

The obligations of our subsidiary that is the borrower under the Credit Agreement are guaranteed by us and each of our other United States domestic subsidiaries. The Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of our and each guarantor’s assets (subject to certain exceptions).
Capital Leases
As of March 31, 2018, we had $43.8 million of capital lease obligations outstanding, with a weighted average interest rate of 4.6% and maturities between 2018 and 2023.
Off-Balance Sheet Arrangements
As of March 31, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2017 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2017 Annual Report on Form 10-K.
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.

At September 30, 2017, our goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. Our underperformance relative to our forecast in the third quarter of 2017, and more specifically, our underperformance against forecast of one of our reporting units which previously had goodwill impairment in 2016 drove the decline in the fair value of the reporting unit. As a result, we recorded a pretax, non-cash charge for the three months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
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

Given the changing document and printing needs of our customers, and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment test in 2017 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2018, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other ) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The results of the latest annual goodwill impairment test, as of September 30, 2017, were as follows:

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
Given the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2018 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2018, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. We had a $2.4 million valuation allowance against certain deferred tax assets as of March 31, 2018.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of March 31, 2018. We report tax-related interest and penalties as a component of income tax expense.
For further information regarding the accounting policies that we believe to be critical accounting policies and that affect our more significant judgments and estimates used in preparing our interim Condensed Consolidated Financial Statements, see our 2017 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements and the adoption of Revenue from Contracts with Customers (Topic 606) on January 1, 2018.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate risk associated with our debt instruments. We use both fixed and variable rate debt as sources of financing. Borrowings under our Credit Agreement bear interest at a rate equal to an applicable margin plus a variable rate. As such, the Credit Agreement exposes us to market risk for changes in interest rates.

As of March 31, 2018, we had $138.8 million of total debt and capital lease obligations, of which approximately 32% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at March 31, 2018, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $1.0 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various additional legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of these matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(in thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2018 - January 31, 2018	—	$—	—	—
February 1, 2018 - February 28, 2018	27	$2.19	—	—
March 1, 2018 - March 31, 2018	—	$—	—	—
Total	27	$2.19	—	—

(1) Our stock plan provides us with the right to deduct or withhold, or require employees to remit to us, an amount sufficient to satisfy any applicable tax withholding requirements applicable to stock-based compensation awards. To the extent permitted, employees may elect to satisfy all or part of such withholding requirements with the Company's repurchase of shares having a fair market value equal to the minimum statutory tax withholding rate that could be imposed on the transaction. All shares shown in this table were repurchased during the first quarter of 2018 in connection with the settlement of vested restricted stock awards to satisfy tax withholding requirements.

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
Date: May 2, 2018

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