Form 10-Q
period 2018-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2018-08-03
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
12657 Alcosta Blvd, Suite 200
San Ramon, California 94583
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of July 25, 2018, there were 45,670,998 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2018

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$24,738	$28,059
Accounts receivable, net of allowances for accounts receivable of $2,586 and $2,341	60,689	57,011
Inventories, net	18,481	19,937
Prepaid expenses	5,168	4,208
Other current assets	5,056	5,266
Total current assets	114,132	114,481
Property and equipment, net of accumulated depreciation of $198,045 and $198,693	68,059	64,245
Goodwill	121,051	121,051
Other intangible assets, net	7,040	9,068
Deferred income taxes	26,219	28,029
Other assets	2,463	2,551
Total assets	$338,964	$339,425
Liabilities and Equity
Current liabilities:
Accounts payable	$25,895	$24,289
Accrued payroll and payroll-related expenses	13,834	12,617
Accrued expenses	16,535	17,201
Current portion of long-term debt and capital leases	20,785	20,791
Total current liabilities	77,049	74,898
Long-term debt and capital leases	115,394	123,626
Other long-term liabilities	4,500	3,290
Total liabilities	196,943	201,814
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 48,345 and 47,913 shares issued and 45,671 and 45,266 shares outstanding	48	48
Additional paid-in capital	122,252	120,953
Retained earnings	25,226	20,524
Accumulated other comprehensive loss	(3,367)	(1,998)
	144,159	139,527
Less cost of common stock in treasury, 2,674 and 2,647 shares	9,350	9,290
Total ARC Document Solutions, Inc. stockholders’ equity	134,809	130,237
Noncontrolling interest	7,212	7,374
Total equity	142,021	137,611
Total liabilities and equity	$338,964	$339,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2018	2017	2018	2017
Service sales	$92,031	$89,870	$178,741	$176,834
Equipment and supplies sales	12,159	12,410	23,157	24,177
Total net sales	104,190	102,280	201,898	201,011
Cost of sales	68,355	67,794	135,878	135,687
Gross profit	35,835	34,486	66,020	65,324
Selling, general and administrative expenses	27,506	25,550	54,807	50,697
Amortization of intangible assets	985	1,082	1,993	2,197
Income from operations	7,344	7,854	9,220	12,430
Other income, net	(20)	(22)	(101)	(41)
Loss on extinguishment and modification of debt	—	40	—	106
Interest expense, net	1,516	1,594	2,958	3,149
Income before income tax provision	5,848	6,242	6,363	9,216
Income tax provision	1,840	2,522	1,879	3,748
Net income	4,008	3,720	4,484	5,468
Loss (income) attributable to the noncontrolling interest	66	(84)	218	(48)
Net income attributable to ARC Document Solutions, Inc. shareholders	$4,074	$3,636	$4,702	$5,420
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.08	$0.10	$0.12
Diluted	$0.09	$0.08	$0.10	$0.12
Weighted average common shares outstanding:
Basic	44,936	45,792	44,839	45,716
Diluted	44,979	46,258	44,924	46,329
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income	$4,008	$3,720	$4,484	$5,468
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(1,713)	309	(1,313)	740
Fair value adjustment of derivatives, net of tax	—	45	—	86
Other comprehensive (loss) income, net of tax	(1,713)	354	(1,313)	826
Comprehensive income	2,295	4,074	3,171	6,294
Comprehensive (loss) income attributable to noncontrolling interest	(366)	202	(162)	220
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$2,661	$3,872	$3,333	$6,074
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income	$4,484	$5,468
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	555	561
Depreciation	14,319	14,410
Amortization of intangible assets	1,993	2,197
Amortization of deferred financing costs	119	177
Stock-based compensation	1,227	1,553
Deferred income taxes	1,707	3,425
Deferred tax valuation allowance	51	34
Loss on extinguishment and modification of debt	—	106
Other non-cash items, net	(106)	(136)
Changes in operating assets and liabilities:
Accounts receivable	(4,674)	(148)
Inventory	1,074	(508)
Prepaid expenses and other assets	(763)	(2,158)
Accounts payable and accrued expenses	2,979	449
Net cash provided by operating activities	22,965	25,430
Cash flows from investing activities
Capital expenditures	(6,717)	(4,911)
Other	372	394
Net cash used in investing activities	(6,345)	(4,517)
Cash flows from financing activities
Proceeds from stock option exercises	—	71
Proceeds from issuance of common stock under Employee Stock Purchase Plan	72	66
Share repurchases	(60)	—
Contingent consideration on prior acquisitions	(114)	(151)
Early extinguishment of long-term debt	—	(14,150)
Payments on long-term debt agreements and capital leases	(11,414)	(7,914)
Borrowings under revolving credit facilities	6,125	2,500
Payments under revolving credit facilities	(13,875)	(300)
Net cash used in financing activities	(19,266)	(19,878)
Effect of foreign currency translation on cash balances	(675)	330
Net change in cash and cash equivalents	(3,321)	1,365
Cash and cash equivalents at beginning of period	28,059	25,239
Cash and cash equivalents at end of period	$24,738	$26,604
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$10,928	$14,310
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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
Revenue Recognition
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance requires entities to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services. In addition, Topic 606 provides guidance on the recognition of costs related to obtaining and fulfilling customer contracts.

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historical accounting. The adoption of Topic 606 did not result in an adjustment to retained earnings in the Company's consolidated balance sheet as of January 1, 2018.

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

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service Sales
CDIM	$55,531	$53,684	$107,851	$104,942
MPS	33,330	33,050	64,797	65,544
AIM	3,170	3,136	6,093	6,348
Total service sales	92,031	89,870	178,741	176,834
Equipment and supplies sales	12,159	12,410	23,157	24,177
Total net sales	$104,190	$102,280	$201,898	$201,011
Construction Document and Information Management (CDIM) consists of professional services and software services to (i) re-produce and distribute large-format and small-format documents in either black & white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all the Company’s revenue from CDIM comes from professional services to re-produce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. MPS contracts include a term ranging from 3 to 5 years and the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. MPS sales are governed by the mutually agreed upon written agreement which outlines the Company’s terms and conditions. In providing MPS on a per-use basis, the Company is providing a series of services that have the same pattern of transfer and are measured as each customer produces a print or per-use. Accordingly, the performance obligations are satisfied over-time on an output method as each print is produced (per-use) by the customer. For each month of service, the prints produced during the period equate to the consideration that the Company expects to receive from the invoice generated for this period. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our hosted SKYSITE ® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represent substantially all revenue for AIM, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE or on electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

Equipment and Supplies sales consist of reselling printing, imaging, and related equipment (“Goods”) to customers primarily in architectural, engineering and construction firms. Sales of Equipment and Supplies are initiated through a customer order and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the Goods. Transfer of control occurs at a specific point-in-time, when the Goods are delivered to the customer’s site. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has experienced minimal customer returns or refunds and does not offer a warranty on equipment that it is reselling.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee will recognize interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. ASC 842 is effective for the Company January 1, 2019. While the Company is continuing to assess the potential impacts that ASC 842 will have on its consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases for its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard. Due to the substantial number of operating leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company’s undiscounted minimum commitments under noncancelable operating leases as of December 31, 2017 was approximately $64.0 million. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of operations, equity, or cash flows.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2018, 5.4 million and 5.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, respectively, because they were anti-dilutive. For the three and six months ended June 30, 2017, 3.4 million and 3.3 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, respectively, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average common shares outstanding during the period—basic	44,936	45,792	44,839	45,716
Effect of dilutive stock options	43	466	85	613
Weighted average common shares outstanding during the period—diluted	44,979	46,258	44,924	46,329

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

At September 30, 2017, the Company's goodwill impairment analysis showed one reporting unit with goodwill attributed to it with a carrying amount which exceeded its fair value. The underperformance of the Company relative to its forecast in the third quarter of 2017, and more specifically, the underperformance against forecast of one of the Company's reporting units which previously had goodwill impairment in 2016 drove the decline in the fair value of the reporting unit. As a result, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
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
The changes in the carrying amount of goodwill from January 1, 2017 through June 30, 2018 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2017	$405,558	$266,870	$138,688
Goodwill impairment	—	17,637	(17,637)
December 31, 2017	405,558	284,507	121,051
Goodwill impairment	—	—	—
June 30, 2018	$405,558	$284,507	$121,051
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2018 and December 31, 2017 which continue to be amortized:

	June 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,312	$92,638	$6,674	$99,486	$90,805	$8,681
Trade names and trademarks	20,286	19,920	366	20,297	19,910	387
	$119,598	$112,558	$7,040	$119,783	$110,715	$9,068
Estimated future amortization expense of other intangible assets for the remainder of the 2018 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2018 (excluding the six months ended June 30, 2018)	$1,895
2019	3,137
2020	1,527
2021	174
2022	94
Thereafter	213
$7,040
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.8 million and $1.9 million in relation to pretax income of $5.8 million and $6.4 million for the three and six months ended June 30, 2018, respectively, which resulted in an effective income tax rate of 31.5% and 29.5%, respectively. The Company recorded an income tax provision of $2.5 million and $3.7 million in relation to pretax income of $6.2 million and $9.2 million for the three and six months ended June 30, 2017, respectively, which resulted in an effective income tax rate of 40.4% and 40.7%, respectively.
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

The Company recognized $11.9 million of tax expense in the fourth quarter of 2017 primarily due to the reduction in its net U.S. deferred tax assets for the 14% decrease in the U.S. federal statutory rate. In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination, as of August 3, 2018, the Company has not completed its accounting for the tax effects of the TCJA. As such, the Company has recorded a reasonable estimate of the impact from the TCJA, but is still analyzing the TCJA and refining its calculations. Additionally, further guidance from the Internal Revenue Service ("IRS"), SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the TCJA. The accounting is expected to be completed by the time the calendar year 2017 federal corporate tax income tax return is filed in late 2018.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of June 30, 2018.

Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2018 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $25 thousand as of June 30, 2018 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Term Loan maturing 2022, net of deferred financing fees of $655 and $757; 4.00% and 3.12% interest rate at June 30, 2018 and December 31, 2017	$54,845	$56,993
Revolving Loans; 4.25% and 3.64% interest rate at June 30, 2018 and December 31, 2017	34,500	42,250
Various capital leases; weighted average interest rate of 4.7% and 5.0% at June 30, 2018 and December 31, 2017; principal and interest payable monthly through March 2023	46,822	45,157
Various other notes payable with a weighted average interest rate of 10.7% at June 30, 2018 and December 31, 2017; principal and interest payable monthly through November 2019	12	17
	136,179	144,417
Less current portion	(20,785)	(20,791)
	$115,394	$123,626

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
As of June 30, 2018, the Company's borrowing availability of Revolving Loans under the $80.0 million Revolving Loan commitment was $43.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $34.5 million.

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

The Credit Agreement contains customary events of default, including: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.

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
7. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. The Company's stock plan, as amended, currently authorizes the Company to issue up to 7.0 million shares of common stock. As of June 30, 2018, 3.2 million shares remained available for issuance under the stock plan.
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

During the six months ended June 30, 2018, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2018, the Company granted 0.2 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock awards to each of the Company's six non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards issued to the Company's non-employee directors vest on the one-year anniversary of the grant date.
Stock-based compensation expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2018, respectively, compared to stock-based compensation expense of $0.8 million and $1.6 million for the three and six months ended June 30, 2017, respectively.
As of June 30, 2018, total unrecognized compensation cost related to unvested stock-based payments totaled $3.5 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
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

As of June 30, 2018, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $6.9 million and $8.5 million as of June 30, 2018 and December 31, 2017, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2018 for borrowings under its Credit Agreement is $90.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $90.0 million as of June 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
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

Construction Document and Information Management (CDIM), which consists of professional services and software services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for the six months ended June 30, 2018, with the remaining 21% consisting of sales to businesses outside of construction.

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

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2018	2017	$	%	2018 (1)	2017 (1)	$	%
CDIM	$55.5	$53.7	$1.8	3.4%	$107.9	$104.9	$2.9	2.8%
MPS	33.3	33.1	0.3	0.8%	64.8	65.5	(0.7)	(1.1)%
AIM	3.2	3.1	—	1.1%	6.1	6.3	(0.3)	(4.0)%
Total service sales	92.0	89.9	2.2	2.4%	178.7	176.8	1.9	1.1%
Equipment and supplies sales	12.2	12.4	(0.3)	(2.0)%	23.2	24.2	(1.0)	(4.2)%
Total net sales	$104.2	$102.3	$1.9	1.9%	$201.9	$201.0	$0.9	0.4%

Gross profit	$35.8	$34.5	$1.3	3.9%	$66.0	$65.3	$0.7	1.1%
Selling, general and administrative expenses	$27.5	$25.6	$2.0	7.7%	$54.8	$50.7	$4.1	8.1%
Amortization of intangibles	$1.0	$1.1	$(0.1)	(9.0)%	$2.0	$2.2	$(0.2)	(9.3)%
Interest expense, net	$1.5	$1.6	$(0.1)	(4.9)%	$3.0	$3.1	$(0.2)	(6.1)%
Income tax provision	$1.8	$2.5	$(0.7)	(27.0)%	$1.9	$3.7	$(1.9)	(49.9)%
Net income attributable to ARC	$4.1	$3.6	$0.4	12.0%	$4.7	$5.4	$(0.7)	(13.2)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$4.1	$3.7	$0.4	11.7%	$4.6	$5.6	$(0.9)	(16.9)%
EBITDA (2)	$15.6	$16.1	$(0.5)	(3.1)%	$25.9	$28.9	$(3.1)	(10.6)%
Adjusted EBITDA (2)	$16.2	$17.0	$(0.8)	(4.6)%	$27.1	$30.6	$(3.5)	(11.5)%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 21 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2018 (1)	2017 (1)	2018 (1)	2017 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.6	66.3	67.3	67.5
Gross profit	34.4	33.7	32.7	32.5
Selling, general and administrative expenses	26.4	25.0	27.1	25.2
Amortization of intangibles	0.9	1.1	1.0	1.1
Income from operations	7.0	7.7	4.6	6.2
Interest expense, net	1.5	1.6	1.5	1.6
Income before income tax provision	5.6	6.1	3.2	4.6
Income tax provision	1.8	2.5	0.9	1.9
Net income	3.8	3.6	2.2	2.7
Loss (income) attributable to the noncontrolling interest	0.1	(0.1)	0.1	—
Net income attributable to ARC	3.9%	3.6%	2.3%	2.7%
Non-GAAP (2)
EBITDA (2)	15.0%	15.7%	12.8%	14.4%
Adjusted EBITDA (2)	15.5%	16.6%	13.4%	15.2%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 21 for additional information.
Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Net Sales
Net sales for the three and six months ended June 30, 2018 increased 1.9% and 0.4%, respectively, compared to the same periods in 2017 due to increases in our print-based sales, offset, in part, by declines in our equipment and supplies sales.
CDIM. Year-over-year sales of CDIM services increased $1.8 million, or 3.4%, and $2.9 million or 2.8% for the three and six months ended June 30, 2018, respectively. The increase in sales of CDIM services was driven by an increase in project-related printing partially offset by the continued but moderating reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 53% of total net sales for both the three and six months ended June 30, 2018, compared to 53% and 52% for the three and six months ended June 30, 2017, respectively.
MPS. MPS services for the three and six months ended June 30, 2018 increased $0.3 million, or 0.8%, and decreased $0.7 million, or 1.1%, respectively. The increase in MPS services for the three months ended June 30, 2018 was due to new customer acquisitions and the expansion of MPS services within existing customers. For the six months ended June 30, 2018, these increases were offset by the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment. Our MPS offering delivers value to our customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Revenues from MPS Services sales represented approximately 32% of total net sales for both the three and six months ended June 30, 2018, as compared to 32% and 33% for the three and six months ended June 30, 2017.
The number of MPS locations has grown to approximately 10,390 as of June 30, 2018, representing a net increase of approximately 560 locations compared to June 30, 2017. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce costs in the AEC/O industry.
AIM. Year-over-year sales of AIM Services increased slightly for the three months ended June 30, 2018, and decreased $0.3 million, or 4.0% for the six months ended June 30, 2018. The decline in sales of our AIM Services during the six months ended June 30, 2018 was primarily driven by a reorganization in our sales staff in 2017, thereby contributing a temporary decline in AIM sales, which we believe stabilized during the second quarter. We are driving an expansion of our addressable market for AIM by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.3 million, or 2.0%, and $1.0 million, or 4.2%, for the three and six months ended June 30, 2018, respectively. Quarterly changes in Equipment and Supplies sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, increased slightly during the period, and were $6.7 million and $11.9 million for the three and six months ended June 30, 2018, respectively, as compared to $6.3 million and 11.8 million for the three and six months ended June 30, 2017, respectively. Sales of Equipment and Supplies continued to decline in the U.S. during the first half of 2018. We do not anticipate growth in Equipment and Supplies Sales as we are placing more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended June 30, 2018, gross profit and gross margin increased to $35.8 million, and 34.4% compared to $34.5 million and 33.7%, during the same period in 2017, on a sales increase of $1.9 million.
During the six months ended June 30, 2018, gross profit and gross margin increased to $66.0 million, and 32.7% compared to $65.3 million and 32.5%, during the same period in 2017, on a sales increase of $0.9 million.
The increase in our gross margins for the three and six months ended June 30, 2018, was primarily driven by the increase in our net sales as compared to the same periods in 2017, which allowed us to better leverage the fixed portion of our overhead and labor costs, as well as the results of certain gross margin improvement initiatives we commenced in 2018. The increase in gross margins for the period was partially offset by an increase in healthcare costs. During the three and six months ended June 30, 2018, medical costs had a year-over-year negative impact of approximately 70 and 80 basis points on gross margins, respectively, and were driven by an unexpected large number of high-dollar medical claims related to employees covered under our self-insured medical plans.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $2.0 million and $4.1 million for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017.
General and administrative expenses increased $1.9 million or 13.5%, and $2.6 million, or 8.9% for the three and six months ended June 30, 2018, respectively, compared to the same period in 2017. The increase in expenses was driven by increased healthcare costs, as well as investments in corporate infrastructure during 2018 that helped to fuel our sales growth.
Year-over-year sales and marketing expenses were flat for the three months ended June 30, 2018, and increased $1.4 million for the six months ended June 30, 2018 compared to the same periods in 2017. The increase for the six months ended June 30, 2018, was primarily due to investments in sales and marketing staff, training and marketing initiatives to support our new technology-enabled offerings and grow our print based offerings.
Amortization of Intangibles
Amortization of intangibles of $1.0 million and $2.0 million for the three and six months ended June 30, 2018, respectively, decreased slightly compared to the same periods in 2017, primarily due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Loss on Extinguishment and Modification of Debt
Additional principal payments above the minimum required principal payments on our Credit Agreement resulted in a loss on the extinguishment and modification of debt of $40 thousand and $0.1 million for the three and six months ended June 30, 2017.
Interest Expense, Net
Net interest expense totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2018, respectively, compared to $1.6 million and $3.1 million for the same period in 2017. The decrease for the three and six months ended June 30, 2018 compared to 2017 was primarily a result of the early extinguishment of our long-term debt and the amendment of our Credit Agreement, both of which occurred in 2017, which reduced the rate of interest payable on loans borrowed by 25 basis points.

Income Taxes

We recorded an income tax provision of $1.8 million and $1.9 million in relation to pretax income of $5.8 million and $6.4 million for the three and six months ended June 30, 2018, respectively, which resulted in an effective income tax rate of 31.5% and 29.5%. Excluding the impact of additional valuation allowances and other discrete tax items, our effective income tax rate would have been 30.3% and 30.8%, respectively.

We have a $2.4 million valuation allowance against certain deferred tax assets as of June 30, 2018.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $4.1 million and $4.7 million during the three and six months ended June 30, 2018, respectively, compared to $3.6 million and $5.4 million in the same periods in 2017. The changes in net income attributable to ARC for three and six months ended June 30, 2018 compared to the prior year period are due to the increase in sales and gross profit, which were offset by increases in selling, general and administrative expenses for the six months ended June 30, 2018, as described above.
EBITDA
EBITDA margin decreased to 15.0% and 12.8% for the three and six months ended June 30, 2018, respectively, from 15.7% and 14.4% for the same periods in 2017. Excluding the effect of the loss on extinguishment of debt, and stock-based compensation, adjusted EBITDA margin decreased to 15.5% and 13.4% during the three and six months ended June 30, 2018, as compared to 16.6% and 15.2% for the same periods in 2017. The decrease in EBITDA margin and adjusted EBITDA margin was primarily due to the increase in selling, general and administrative expenses as described above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2018 and 2017 to reflect the exclusion of loss on extinguishment and modification of debt, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2018 and 2017. We believe these charges were the result of our capital restructuring, or other items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 to exclude loss on extinguishment and modification of debt and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Cash flows provided by operating activities	$24,944	$18,488	$22,965	$25,430
Changes in operating assets and liabilities	(10,169)	(2,993)	1,384	2,365
Non-cash expenses, including depreciation and amortization	(10,767)	(11,775)	(19,865)	(22,327)
Income tax provision	1,840	2,522	1,879	3,748
Interest expense, net	1,516	1,594	2,958	3,149
Loss (income) attributable to the noncontrolling interest	66	(84)	218	(48)
Depreciation and amortization	8,175	8,353	16,312	16,607
EBITDA	$15,605	$16,105	$25,851	$28,924

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2018	2017	2018	2017
Net income attributable to ARC Document Solutions, Inc.	$4,074	$3,636	$4,702	$5,420
Interest expense, net	1,516	1,594	2,958	3,149
Income tax provision	1,840	2,522	1,879	3,748
Depreciation and amortization	8,175	8,353	16,312	16,607
EBITDA	15,605	16,105	25,851	28,924
Loss on extinguishment and modification of debt	—	40	—	106
Stock-based compensation	574	816	1,227	1,553
Adjusted EBITDA	$16,179	$16,961	$27,078	$30,583

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (1)	2018	2017 (1)
Net income margin attributable to ARC Document Solutions, Inc.	3.9%	3.6%	2.3%	2.7%
Interest expense, net	1.5	1.6	1.5	1.6
Income tax provision	1.8	2.5	0.9	1.9
Depreciation and amortization	7.8	8.2	8.1	8.3
EBITDA margin	15.0	15.7	12.8	14.4
Loss on extinguishment and modification of debt	—	—	—	0.1
Stock-based compensation	0.6	0.8	0.6	0.8
Adjusted EBITDA margin	15.5%	16.6%	13.4%	15.2%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income attributable to ARC Document Solutions, Inc.	$4,074	$3,636	$4,702	$5,420
Loss on extinguishment and modification of debt	—	40	—	106
Income tax benefit related to above items	—	(16)	—	(42)
Deferred tax valuation allowance and other discrete tax items	72	51	(77)	79
Adjusted net income attributable to ARC Document Solutions, Inc.	$4,146	$3,711	$4,625	$5,563

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.08	$0.10	$0.12
Diluted	$0.09	$0.08	$0.10	$0.12
Weighted average common shares outstanding:
Basic	44,936	45,792	44,839	45,716
Diluted	44,979	46,258	44,924	46,329
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.08	$0.10	$0.12
Diluted	$0.09	$0.08	$0.10	$0.12
Weighted average common shares outstanding:
Basic	44,936	45,792	44,839	45,716
Diluted	44,979	46,258	44,924	46,329

Liquidity and Capital Resources
Our principal sources of cash have been operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of June 30, 2018, was $24.7 million. Of this amount, $14.4 million was held in foreign countries, with $12.2 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended June 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$22,965	$25,430
Net cash used in investing activities	$(6,345)	$(4,517)
Net cash used in financing activities	$(19,266)	$(19,878)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.

The decrease in cash flows from operations during the six months ended June 30, 2018 compared to the same period in 2017 was due the decline in net income and the timing of sales and the related collection of those receivables. Days sales outstanding (“DSO”) was 52 days as of June 30, 2018 and 2017. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $6.7 million and $4.9 million for the six months ended June 30, 2018 and 2017, respectively. The change in capital expenditures is driven primarily by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash. Also contributing to the increase in investing activities in 2018 were capital expenditures related to leasehold improvements. As we continue to foster our relationships with credit providers to obtain attractive lease rates, we struck a more balanced approach in 2018 in regards to leased versus purchased equipment.
Financing Activities
Net cash of $19.3 million used in financing activities during the six months ended June 30, 2018 primarily relates to payments on our debt agreements and capital leases. We amended our Credit Agreement in the third quarter of 2017 resulting in a decrease in required quarterly principal payments on our term loan debt. In addition, the amendment increased the maximum aggregate principal amount of revolving loans from $30.0 million to $80.0 million, and resized the outstanding principal amount of the term loan under the agreement at $60.0 million, although the total principal amount outstanding remained unchanged at $110.0 million on the date of the amendment. Prior to the amendment, the Company paid down the principal of its term loan debt by making required quarterly payments in advance.
Our cash position, working capital, and debt obligations as of June 30, 2018 and December 31, 2017 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2018	December 31, 2017
Cash and cash equivalents	$24,738	$28,059
Working capital	$37,083	$39,583

Borrowings from credit agreement (1) (2)	$89,345	$99,243
Other debt obligations	46,834	45,174
Total debt obligations	$136,179	$144,417

(1) Net of deferred financing fees of $655 and $757 at June 30, 2018 and December 31, 2017, respectively.
(2) Includes $34.5 million and $42.3 million of revolving loans outstanding under our credit agreement at June 30, 2018 and December 31, 2017, respectively.
The decrease of $2.5 million in working capital in 2018 was primarily due to the decline in cash and cash equivalents and inventories, as well as an increase in payables and accrued payroll and payroll-related expenses offset, in part, by an increase in accounts receivable. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $24.7 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
As of June 30, 2018, our borrowing availability under the $80.0 million Revolving Loan commitment was $43.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $34.5 million.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2018 and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.

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

Capital Leases
As of June 30, 2018, we had $46.8 million of capital lease obligations outstanding, with a weighted average interest rate of 4.7% and maturities between 2018 and 2023.
Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. We had a $2.4 million valuation allowance against certain deferred tax assets as of June 30, 2018.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of June 30, 2018. We report tax-related interest and penalties as a component of income tax expense.
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

As of June 30, 2018, we had $136.8 million of total debt and capital lease obligations, of which approximately 34% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at June 30, 2018, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.9 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: August 3, 2018

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