Form 10-Q
period 2018-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2018-11-08
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of November 2, 2018, there were 45,789,514 shares of the issuer’s common stock outstanding.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2018

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2018	2017
Assets
Current assets:
Cash and cash equivalents	$18,404	$28,059
Accounts receivable, net of allowances for accounts receivable of $2,366 and $2,341	62,478	57,011
Inventories, net	18,301	19,937
Prepaid expenses	6,371	4,208
Other current assets	5,209	5,266
Total current assets	110,763	114,481
Property and equipment, net of accumulated depreciation of $201,126 and $198,693	69,133	64,245
Goodwill	121,051	121,051
Other intangible assets, net	6,078	9,068
Deferred income taxes	25,738	28,029
Other assets	2,601	2,551
Total assets	$335,364	$339,425
Liabilities and Equity
Current liabilities:
Accounts payable	$22,848	$24,289
Accrued payroll and payroll-related expenses	13,009	12,617
Accrued expenses	17,896	17,201
Current portion of long-term debt and capital leases	21,334	20,791
Total current liabilities	75,087	74,898
Long-term debt and capital leases	110,889	123,626
Other long-term liabilities	4,474	3,290
Total liabilities	190,450	201,814
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 48,464 and 47,913 shares issued and 45,790 and 45,266 shares outstanding	48	48
Additional paid-in capital	122,878	120,953
Retained earnings	27,785	20,524
Accumulated other comprehensive loss	(3,457)	(1,998)
	147,254	139,527
Less cost of common stock in treasury, 2,674 and 2,647 shares	9,350	9,290
Total ARC Document Solutions, Inc. stockholders’ equity	137,904	130,237
Noncontrolling interest	7,010	7,374
Total equity	144,914	137,611
Total liabilities and equity	$335,364	$339,425
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2018	2017	2018	2017
Service sales	$88,419	$85,625	$267,160	$262,459
Equipment and supplies sales	12,054	10,833	35,211	35,010
Total net sales	100,473	96,458	302,371	297,469
Cost of sales	67,801	67,231	203,679	202,918
Gross profit	32,672	29,227	98,692	94,551
Selling, general and administrative expenses	26,973	25,843	81,780	76,540
Amortization of intangible assets	949	1,053	2,942	3,250
Goodwill impairment	—	17,637	—	17,637
Income (loss) from operations	4,750	(15,306)	13,970	(2,876)
Other expense (income), net	38	(19)	(63)	(60)
Loss on extinguishment and modification of debt	—	124	—	230
Interest expense, net	1,478	1,530	4,436	4,679
Income before income tax provision (benefit)	3,234	(16,941)	9,597	(7,725)
Income tax provision (benefit)	647	(2,174)	2,526	1,574
Net income (loss)	2,587	(14,767)	7,071	(9,299)
(Income) loss attributable to the noncontrolling interest	(28)	(7)	190	(55)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$2,559	$(14,774)	$7,261	$(9,354)
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$(0.32)	$0.16	$(0.20)
Diluted	$0.06	$(0.32)	$0.16	$(0.20)
Weighted average common shares outstanding:
Basic	44,983	45,834	44,888	45,756
Diluted	45,188	45,834	44,993	45,756
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income (loss)	$2,587	$(14,767)	$7,071	$(9,299)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(320)	681	(1,633)	1,421
Fair value adjustment of derivatives, net of tax	—	55	—	141
Other comprehensive (loss) income, net of tax	(320)	736	(1,633)	1,562
Comprehensive income (loss)	2,267	(14,031)	5,438	(7,737)
Comprehensive (loss) income attributable to noncontrolling interest	(202)	149	(364)	369
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$2,469	$(14,180)	$5,802	$(8,106)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2018	2017
Cash flows from operating activities
Net income (loss)	$7,071	$(9,299)
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	637	867
Depreciation	21,708	21,787
Amortization of intangible assets	2,942	3,250
Amortization of deferred financing costs	175	246
Goodwill impairment	—	17,637
Stock-based compensation	1,824	2,251
Deferred income taxes	2,175	1,045
Deferred tax valuation allowance	71	488
Loss on extinguishment and modification of debt	—	230
Other non-cash items, net	(201)	(340)
Changes in operating assets and liabilities:
Accounts receivable	(6,594)	406
Inventory	1,291	(650)
Prepaid expenses and other assets	(2,326)	(1,129)
Accounts payable and accrued expenses	1,289	(33)
Net cash provided by operating activities	30,062	36,756
Cash flows from investing activities
Capital expenditures	(10,463)	(7,246)
Other	556	466
Net cash used in investing activities	(9,907)	(6,780)
Cash flows from financing activities
Proceeds from stock option exercises	—	73
Proceeds from issuance of common stock under Employee Stock Purchase Plan	100	103
Share repurchases	(60)	—
Contingent consideration on prior acquisitions	(176)	(214)
Early extinguishment of long-term debt	—	(14,150)
Payments on long-term debt agreements and capital leases	(17,200)	(60,060)
Borrowings under revolving credit facilities	9,250	54,850
Payments under revolving credit facilities	(20,875)	(9,675)
Payment of deferred financing costs	—	(270)
Net cash used in financing activities	(28,961)	(29,343)
Effect of foreign currency translation on cash balances	(849)	491
Net change in cash and cash equivalents	(9,655)	1,124
Cash and cash equivalents at beginning of period	28,059	25,239
Cash and cash equivalents at end of period	$18,404	$26,363
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Capital lease obligations incurred	$16,560	$20,714
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All material intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.
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

Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service Sales
CDIM	$52,418	$50,089	$160,270	$155,031
MPS	32,384	32,153	97,181	97,697
AIM	3,617	3,383	9,709	9,731
Total service sales	88,419	85,625	267,160	262,459
Equipment and supplies sales	12,054	10,833	35,211	35,010
Total net sales	$100,473	$96,458	$302,371	$297,469
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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases, and is to be applied using a modified retrospective approach. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee will recognize interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. ASC 842 is effective for the Company January 1, 2019.

In July, 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company plans to elect this transition method, and as a result, the Company will not adjust comparative information for prior periods. While the Company is continuing to assess the potential impacts that ASC 842 will have on its consolidated financial statements, the Company believes that the most significant impact relates to its accounting for facility leases for its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard. Due to the substantial number of operating leases that it has, the Company believes this ASU will increase assets and liabilities by the same material amount on its consolidated balance sheet. The Company’s undiscounted minimum commitments under noncancelable operating leases as of December 31, 2017 was approximately $64.0 million. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of operations, equity, or cash flows.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2018, 4.0 million and 5.1 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, respectively, because they were anti-dilutive. For the three and nine months ended September 30, 2017, 5.3 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.

Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average common shares outstanding during the period—basic	44,983	45,834	44,888	45,756
Effect of dilutive stock options	205	—	105	—
Weighted average common shares outstanding during the period—diluted	45,188	45,834	44,993	45,756

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2018, the Company performed its assessment and determined that goodwill was not impaired.
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

For its annual goodwill impairment test as of September 30, 2017, the Company elected to early-adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. As a result, the Company compared the fair value of a reporting unit with its respective carrying value, and recognized an impairment charge for the amount by which the carrying amount exceeded the reporting unit’s fair value.

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
Given the changing document and printing needs of the Company’s customers, and the uncertainties regarding the effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment test in 2018 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2019, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The changes in the carrying amount of goodwill from January 1, 2017 through September 30, 2018 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2017	$405,558	$266,870	$138,688
Goodwill impairment	—	17,637	(17,637)
December 31, 2017	405,558	284,507	121,051
Goodwill impairment	—	—	—
September 30, 2018	$405,558	$284,507	$121,051
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2018 and concluded that there was no impairment.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2018 and December 31, 2017 which continue to be amortized:

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,332	$93,598	$5,734	$99,486	$90,805	$8,681
Trade names and trademarks	20,262	19,918	344	20,297	19,910	387
	$119,594	$113,516	$6,078	$119,783	$110,715	$9,068
Estimated future amortization expense of other intangible assets for the remainder of the 2018 fiscal year, each of the subsequent four fiscal years and thereafter are as follows:

2018 (excluding the nine months ended September 30, 2018)	$931
2019	3,138
2020	1,529
2021	173
2022	99
Thereafter	208
$6,078
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.6 million and $2.5 million in relation to pretax income of $3.2 million and $9.6 million for the three and nine months ended September 30, 2018, respectively, which resulted in an effective income tax rate of 20.0% and 26.3%, respectively. The Company recorded an income tax benefit of $2.2 million and an income tax provision of $1.6 million in relation to pretax losses of $16.9 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, which resulted in an effective income tax rate of 12.8% and (20.4)%, respectively.
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

The Company recognized $11.9 million of tax expense in the fourth quarter of 2017 primarily due to the reduction in its net U.S. deferred tax assets for the 14 percentage point decrease in the U.S. federal statutory rate. The Company has completed its accounting for the tax effects of the TCJA as it relates to its 2017 tax year. Additionally, further guidance from the Internal Revenue Service ("IRS"), SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the TCJA in its 2018 tax year and future tax years.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of September 30, 2018.

Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2018 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $136 thousand as of September 30, 2018 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Term Loan maturing 2022, net of deferred financing fees of $605 and $757; 3.87% and 3.12% interest rate at September 30, 2018 and December 31, 2017	$53,770	$56,993
Revolving Loans; 4.09% and 3.64% interest rate at September 30, 2018 and December 31, 2017	30,625	42,250
Various capital leases; weighted average interest rate of 4.6% and 5.0% at September 30, 2018 and December 31, 2017; principal and interest payable monthly through September 2023	47,817	45,157
Various other notes payable with a weighted average interest rate of 10.7% at September 30, 2018 and December 31, 2017; principal and interest payable monthly through November 2019	11	17
	132,223	144,417
Less current portion	(21,334)	(20,791)
	$110,889	$123,626

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
As of September 30, 2018, the Company's borrowing availability of Revolving Loans under the $80.0 million Revolving Loan commitment was $47.2 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $30.6 million. In November 2018, the Company reduced the $80.0 million Revolving Loan commitment by $15.0 million, which reduced the Company's borrowing availability to $32.2 million.

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
7. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. The Company's stock plan, as amended, currently authorizes the Company to issue up to 7.0 million shares of common stock. As of September 30, 2018, 3.1 million shares remained available for issuance under the stock plan.
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
During the nine months ended September 30, 2018, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2018, the Company granted 0.3 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock awards to each of the Company's six non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards issued to the Company's non-employee directors vest on the one-year anniversary of the grant date.
Stock-based compensation expense was $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, compared to stock-based compensation expense of $0.7 million and $2.3 million for the three and nine months ended September 30, 2017, respectively.
As of September 30, 2018, total unrecognized compensation cost related to unvested stock-based payments totaled $3.2 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis as of and for the nine months ended September 30, 2018 and 2017:

	Significant Other Unobservable Inputs
	September 30, 2018		September 30, 2017
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Values

Goodwill	$121,051	$—	$121,051	$17,637
In accordance with ASC 350, goodwill was written down to its implied fair value of $121.1 million as of September 30, 2017, resulting in impairment charges of $17.6 million during the three and nine months ended September 30, 2017. See Note 3, “Goodwill and Other Intangibles” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $6.6 million and $8.5 million as of September 30, 2018 and December 31, 2017, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s capital leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2018 for borrowings under its Credit Agreement is $85.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $85.0 million as of September 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2017 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for the nine months ended September 30, 2018, with the remaining 21% consisting of sales to businesses outside of construction.

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
Research and development costs consist mainly of employee salaries, leased building space, and computer equipment that comprises our data storage and development centers in San Ramon, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2018	2017 (1)	$	%	2018	2017 (1)	$	%
CDIM	$52.4	$50.1	$2.3	4.6%	$160.3	$155.0	$5.2	3.4%
MPS	32.4	32.2	0.2	0.7%	97.2	97.7	(0.5)	(0.5)%
AIM	3.6	3.4	0.2	6.9%	9.7	9.7	—	(0.2)%
Total service sales	88.4	85.6	2.8	3.3%	267.2	262.5	4.7	1.8%
Equipment and supplies sales	12.1	10.8	1.2	11.3%	35.2	35.0	0.2	0.6%
Total net sales	$100.5	$96.5	$4.0	4.2%	$302.4	$297.5	$4.9	1.6%

Gross profit	$32.7	$29.2	$3.4	11.8%	$98.7	$94.6	$4.1	4.4%
Selling, general and administrative expenses	$27.0	$25.8	$1.1	4.4%	$81.8	$76.5	$5.2	6.8%
Amortization of intangibles	$0.9	$1.1	$(0.1)	(9.9)%	$2.9	$3.3	$(0.3)	(9.5)%
Goodwill impairment	$—	$17.6	$(17.6)	(100.0)%	$—	$17.6	$(17.6)	(100.0)%
Loss on extinguishment and modification of debt	$—	$0.1	$(0.1)	(100.0)%	$—	$0.2	$(0.2)	(100.0)%
Interest expense, net	$1.5	$1.5	$(0.1)	(3.4)%	$4.4	$4.7	$(0.2)	(5.2)%
Income tax provision (benefit)	$0.6	$(2.2)	$2.8	(129.8)%	$2.5	$1.6	$1.0	60.5%
Net income (loss) attributable to ARC	$2.6	$(14.8)	$17.3	(117.3)%	$7.3	$(9.4)	$16.6	(177.6)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$2.3	$0.4	$2.0	555.3%	$7.0	$5.9	$1.1	17.7%
EBITDA (2)	$13.0	$(7.0)	$20.0	(286.3)%	$38.9	$21.9	$16.9	77.2%
Adjusted EBITDA (2)	$13.6	$11.5	$2.1	18.7%	$40.7	$42.1	$(1.4)	(3.2)%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 22 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (1)	2017 (1)	2018 (1)	2017 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.5	69.7	67.4	68.2
Gross profit	32.5	30.3	32.6	31.8
Selling, general and administrative expenses	26.8	26.8	27.0	25.7
Amortization of intangibles	0.9	1.1	1.0	1.1
Goodwill impairment	—	18.3	—	5.9
Income (loss) from operations	4.7	(15.9)	4.6	(1.0)
Interest expense, net	1.5	1.6	1.5	1.6
Income before income tax provision (benefit)	3.2	(17.6)	3.2	(2.6)
Income tax provision (benefit)	0.6	(2.3)	0.8	0.5
Net income (loss)	2.6	(15.3)	2.3	(3.1)
Loss (income) attributable to the noncontrolling interest	—	—	0.1	—
Net income (loss) attributable to ARC	2.5%	(15.3)%	2.4%	(3.1)%
Non-GAAP (2)
EBITDA (2)	13.0%	(7.2)%	12.9%	7.4%
Adjusted EBITDA (2)	13.6%	11.9%	13.5%	14.1%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 22 for additional information.
Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Net Sales
Net sales for the three and nine months ended September 30, 2018 increased 4.2% and 1.6%, respectively, compared to the same periods in 2017 due primarily to increases in our print-based sales.
CDIM. Year-over-year sales of CDIM services increased $2.3 million, or 4.6%, and $5.2 million, or 3.4%, for the three and nine months ended September 30, 2018, respectively. The increase in sales of CDIM services was driven by an increase in project-related printing partially offset by the continued but moderating reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 52% and 53% of total net sales for the three and nine months ended September 30, 2018, respectively, compared to 52% for both the three and nine months ended September 30, 2017.
MPS. Year-over-year sales of MPS services for the three months ended September 30, 2018 increased $0.2 million, or 0.7%, and for the nine months ended September 30, 2018, decreased $0.5 million, or 0.5%. The increase in MPS services for the three months ended September 30, 2018 was due to new customer acquisitions and the expansion of MPS services within our existing customer base. For the nine months ended September 30, 2018, the decrease was due primarily to the decline in print volumes from our existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment. Our MPS offering delivers value to our customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Revenues from MPS Services sales represented approximately 32% of total net sales for both the three and nine months ended September 30, 2018, as compared to 33% for both the three and nine months ended September 30, 2017.
The number of MPS locations has grown to approximately 10,500 as of September 30, 2018, representing a net increase of approximately 500 locations compared to September 30, 2017. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce printing costs in the AEC/O industry.

AIM. Year-over-year sales of AIM Services increased $0.2 million, or 6.9% for the three months ended September 30, 2018, and was flat for the nine months ended September 30, 2018. The increase in sales of our AIM Services during the three months ended September 30, 2018 was primarily driven by an increase in project-based scanning performed at our service centers. We are driving an expansion of our addressable market for AIM Services by targeting building owners and facilities managers that require on-demand access to their legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $1.2 million, or 11.3%, and $0.2 million, or 0.6%, for the three and nine months ended September 30, 2018, respectively. These increases in Equipment and Supplies sales were primarily driven by the replacement of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, increased to $6.9 million and $18.7 million for the three and nine months ended September 30, 2018, respectively, as compared to $5.4 million and $17.2 million for the three and nine months ended September 30, 2017, respectively. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment as opposed to using equipment through onsite services arrangements. Equipment and Supplies sales continued to decline in the U.S. for the nine months ended September 30, 2018. We do not anticipate growth in Equipment and Supplies Sales outside of China as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended September 30, 2018, gross profit and gross margin increased to $32.7 million, and 32.5% compared to $29.2 million and 30.3%, during the same period in 2017, on a sales increase of $4.0 million.
During the nine months ended September 30, 2018, gross profit and gross margin increased to $98.7 million, and 32.6% compared to $94.6 million and 31.8%, during the same period in 2017, on a sales increase of $4.9 million.
The increase in our gross margins for the three and nine months ended September 30, 2018 was primarily driven by the increase in our net sales as compared to the same periods in 2017, which allowed us to better leverage the fixed portion of our overhead and labor costs, as well as the results of certain gross margin improvement initiatives we commenced in 2018. These increases were partially offset by higher employee medical costs in 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.1 million, or 4.4%, and $5.2 million, or 6.8%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017.
General and administrative expenses increased $1.7 million, or 11.7%, and $4.3 million, or 9.8%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in expenses was driven by increased healthcare costs, increased incentive bonus accruals due to the improved financial performance, as well as investments in corporate infrastructure during 2018 that helped to fuel our sales growth.
Year-over-year sales and marketing expenses decreased $0.6 million for the three months ended September 30, 2018, and increased $0.9 million for the nine months ended September 30, 2018 compared to the same periods in 2017. The increase for the nine months ended September 30, 2018, was primarily due to investments in sales and marketing staff, training, and marketing initiatives that commenced the second half of 2017 and continued into 2018 to support our new technology-enabled offerings and to grow our print-based offerings. The year-over-year decrease in sales and marketing expenses for the three months ended September 30, 2018 was primarily due to an optimization of our sales organization, maintaining those investments that yielded positive results and discontinuing those investments that did not.
Amortization of Intangibles
Amortization of intangibles of $0.9 million and $2.9 million for the three and nine months ended September 30, 2018, respectively, decreased slightly compared to the same periods in 2017 due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Loss on Extinguishment and Modification of Debt
Additional principal payments above the minimum required principal payments on our Credit Agreement resulted in a loss on the extinguishment and modification of debt of $0.1 million and $0.2 million for the three and nine months ended September 30, 2017.

Interest Expense, Net
Net interest expense totaled $1.5 million and $4.4 million for the three and nine months ended September 30, 2018, respectively, compared to $1.5 million and $4.7 million for the same period in 2017. The decrease for the nine months ended September 30, 2018 compared to 2017 was due to our continued pay down of our long-term debt, partially offset by rising interest rates.
Income Taxes

We recorded an income tax provision of $0.6 million and $2.5 million in relation to pretax income of $3.2 million and $9.6 million for the three and nine months ended September 30, 2018, respectively, which resulted in an effective income tax rate of 20.0% and 26.3%. Excluding the impact of additional valuation allowances and other discrete tax items, our effective income tax rate would have been 26.4% and 29.3%, respectively.

We have a $2.4 million valuation allowance against certain deferred tax assets as of September 30, 2018.

By comparison, we recorded an income tax benefit of $2.2 million and an income tax provision of $1.6 million in relation to pretax losses of $16.9 million and $7.7 million for the three and nine months ended September 30, 2017, respectively, which resulted in an effective income tax rate of 12.8% and (20.4)%, for the three and nine months ended September 30, 2017, respectively. For the three and nine months ended September 30, 2017, our effective income tax rate would have been 41.1%, excluding the impact of the goodwill impairment, an additional valuation allowance, certain stock-based compensation not deductible for income tax purposes and other discrete items.

We had a $1.8 million valuation allowance against certain deferred tax assets as of September 30, 2017.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $2.6 million and $7.3 million during the three and nine months ended September 30, 2018, respectively, compared to net losses of $14.8 million and $9.4 million in the same periods in 2017. The changes in net income attributable to ARC for three and nine months ended September 30, 2018 compared to the prior year period are primarily due to the goodwill impairment charge recognized in the third quarter of 2017.
EBITDA
EBITDA margin increased to 13.0% and 12.9% for the three and nine months ended September 30, 2018, respectively, from (7.2)% and 7.4% for the same periods in 2017. Excluding the effect of the goodwill impairment, loss on extinguishment of debt, and stock-based compensation, adjusted EBITDA margin increased to 13.6% and decreased to 13.5% during the three and nine months ended September 30, 2018, respectively, as compared to 11.9% and 14.1% for the same periods in 2017. The increase in adjusted EBITDA margin for the three months ended September 30,2018 was primarily due to the increase in gross profit noted above. The decrease in adjusted EBITDA margin for the nine months ended September 30, 2018 was primarily due to the increase in employee medical costs, which increased $0.6 million and $3.6 million for the three and nine months ended September 30, 2018, respectively.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2018 and 2017 to reflect the exclusion of the goodwill impairment, loss on extinguishment and modification of debt, and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2018 and 2017. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 to exclude the goodwill impairment, loss on extinguishment and modification of debt and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Cash flows provided by operating activities	$7,097	$11,326	$30,062	$36,756
Changes in operating assets and liabilities	4,956	(959)	6,340	1,406
Non-cash expenses, including depreciation and amortization	(9,466)	(25,134)	(29,331)	(47,461)
Income tax provision (benefit)	647	(2,174)	2,526	1,574
Interest expense, net	1,478	1,530	4,436	4,679
(Income) loss attributable to the noncontrolling interest	(28)	(7)	190	(55)
Depreciation and amortization	8,338	8,430	24,650	25,037
EBITDA	$13,022	$(6,988)	$38,873	$21,936
The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2018	2017	2018	2017
Net income (loss) attributable to ARC Document Solutions, Inc.	$2,559	$(14,774)	$7,261	$(9,354)
Interest expense, net	1,478	1,530	4,436	4,679
Income tax provision (benefit)	647	(2,174)	2,526	1,574
Depreciation and amortization	8,338	8,430	24,650	25,037
EBITDA	13,022	(6,988)	38,873	21,936
Loss on extinguishment and modification of debt	—	124	—	230
Goodwill impairment	—	17,637	—	17,637
Stock-based compensation	597	699	1,824	2,251
Adjusted EBITDA	$13,619	$11,472	$40,697	$42,054

The following is a reconciliation of net income (loss) margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 (1)	2017 (1)	2018	2017 (1)
Net income (loss) margin attributable to ARC Document Solutions, Inc.	2.5%	(15.3)%	2.4%	(3.1)%
Interest expense, net	1.5	1.6	1.5	1.6
Income tax provision (benefit)	0.6	(2.3)	0.8	0.5
Depreciation and amortization	8.3	8.7	8.2	8.4
EBITDA margin	13.0	(7.2)	12.9	7.4
Loss on extinguishment and modification of debt	—	0.1	—	0.1
Goodwill impairment	—	18.3	—	5.9
Stock-based compensation	0.6	0.7	0.6	0.8
Adjusted EBITDA margin	13.6%	11.9%	13.5%	14.1%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2018	2017	2018	2017
Net income (loss) attributable to ARC Document Solutions, Inc.	$2,559	$(14,774)	$7,261	$(9,354)
Loss on extinguishment and modification of debt	—	124	—	230
Goodwill impairment	—	17,637	—	17,637
Income tax benefit related to above items	—	(3,144)	—	(3,186)
Deferred tax valuation allowance and other discrete tax items	(213)	515	(290)	594
Adjusted net income attributable to ARC Document Solutions, Inc.	$2,346	$358	$6,971	$5,921

Actual:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$(0.32)	$0.16	$(0.20)
Diluted	$0.06	$(0.32)	$0.16	$(0.20)
Weighted average common shares outstanding:
Basic	44,983	45,834	44,888	45,756
Diluted	45,188	45,834	44,993	45,756
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.01	$0.16	$0.13
Diluted	$0.05	$0.01	$0.15	$0.13
Weighted average common shares outstanding:
Basic	44,983	45,834	44,888	45,756
Diluted	45,188	46,342	44,993	46,335

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of September 30, 2018, was $18.4 million. Of this amount, $12.0 million was held in foreign countries, with $10.2 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended September 30,
(In thousands)	2018	2017
Net cash provided by operating activities	$30,062	$36,756
Net cash used in investing activities	$(9,907)	$(6,780)
Net cash used in financing activities	$(28,961)	$(29,343)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the nine months ended September 30, 2018 compared to the same period in 2017 was primarily due to the timing of sales and the related collection of those receivables, as well as increased employee medical costs in the current year. Days sales outstanding (“DSO”) was 56 days as of September 30, 2018 and 55 as of September 30, 2017. We expect to collect on the sales recognized during the third quarter, but not yet collected as of September 30, 2018, during the fourth quarter. Employee medical costs increased approximately $3.6 million for the nine months ended September 30, 2018 as compared to the same period in 2017.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $10.5 million and $7.2 million for the nine months ended September 30, 2018 and 2017, respectively. The change in capital expenditures is driven primarily by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash. Also contributing to the increase in investing activities in 2018 were capital expenditures related to leasehold improvements. As we continue to foster our relationships with credit providers to obtain attractive lease rates, we struck a more balanced approach in 2018 in regards to leased versus purchased equipment.
Financing Activities
Net cash of $29.0 million used in financing activities during the nine months ended September 30, 2018 primarily relates to payments on our debt agreements and capital leases. We amended our Credit Agreement in the third quarter of 2017 resulting in a decrease in required quarterly principal payments on our term loan debt. In addition, the amendment increased the maximum aggregate principal amount of revolving loans from $30.0 million to $80.0 million, and resized the outstanding principal amount of the term loan under the agreement at $60.0 million, although the total principal amount outstanding remained unchanged at $110.0 million on the date of the amendment. Prior to the amendment, we paid down the principal of our term loan debt by making required quarterly payments in advance. Following the amendment, we continue to pay down the outstanding revolving loans under our Credit Agreement.
Our cash position, working capital, and debt obligations as of September 30, 2018 and December 31, 2017 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2018	December 31, 2017
Cash and cash equivalents	$18,404	$28,059
Working capital	$35,676	$39,583

Borrowings from credit agreement (1) (2)	$84,395	$99,243
Other debt obligations	47,828	45,174
Total debt obligations	$132,223	$144,417

(1) Net of deferred financing fees of $0.6 million and $0.8 million at September 30, 2018 and December 31, 2017, respectively.
(2) Includes $30.6 million and $42.3 million of revolving loans outstanding under our Credit Agreement at September 30, 2018 and December 31, 2017, respectively.
The decrease of $3.9 million in working capital in 2018 was primarily due to the decline in cash and cash equivalents and offset ,in part, by an increase to accounts receivable. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $18.4 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
We generate the majority of our revenue from sales of services and products to the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-

residential and residential construction spending. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
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
As of September 30, 2018, our borrowing availability under the $80.0 million Revolving Loan commitment was $47.2 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $30.6 million. In November 2018, we reduced the $80.0 million Revolving Loan commitment by $15.0 million, which reduced our borrowing availability to $32.2 million.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of September 30, 2018 and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.

The Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-

default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.

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
Capital Leases
As of September 30, 2018, we had $47.8 million of capital lease obligations outstanding, with a weighted average interest rate of 4.6% and maturities between 2018 and 2023.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2018, the Company performed its assessment and determined that goodwill was not impaired.

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

The results of the latest annual goodwill impairment test, as of September 30, 2018, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 100%	2	121,051
	8	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2019 and beyond, assuming all other assumptions remain constant, would result in no further impairment of goodwill.
Based upon a separate sensitivity analysis, a 50 basis point increase to the weighted average cost of capital would result in no further impairment of goodwill.
Given the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2018 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2019, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

Our accounting for deferred tax consequences represents our best estimate of those future events. Changes in our current estimates, due to unanticipated events or otherwise, could have a material effect on our financial condition and results of operations. We had a $2.4 million valuation allowance against certain deferred tax assets as of September 30, 2018.
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
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on our tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We had no unrecognized tax benefits as of September 30, 2018. We report tax-related interest and penalties as a component of income tax expense.
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

As of September 30, 2018, we had $132.8 million of total debt and capital lease obligations, of which approximately 36% was at a fixed rate, with the remainder at variable rates. Given our outstanding indebtedness at September 30, 2018, the effect of a 100 basis point increase in LIBOR on our interest expense would be approximately $0.9 million annually.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: November 7, 2018

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