Form 10-K
period 2018-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2019-03-06
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $1.77 of the registrant’s Common Stock on the New York Stock Exchange on June 29, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $70,492,599.
As of February 21, 2019, there were 46,268,054 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement on Form 14A for its May 1, 2019 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2018
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2018 ANNUAL REPORT ON FORM 10-K
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
Offsite Services - We operate 178 offsite service centers in major metropolitan markets in the U.S. and internationally which provide local customers with high-volume, project-related printing of construction documents, offer our MPS customers flexibility and overflow capacity during peak workloads, and support our customers’ scanning needs in archive and information management services.
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
We serve our clients' onsite in their offices in approximately 10,500 locations, and offsite or virtually through a combination of 178 service centers globally, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with meaningful operations in China, Canada, and the United Kingdom.
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

Principal Products and Services
We report revenues from our service and product offerings under the following categories:
Construction Document and Information Management (CDIM), which consists of professional services to manage and distribute documents and information primarily related to construction projects. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.
The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities.
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
Each of our service offerings is enabled through a suite of supporting proprietary technology.
Operations
Our products and services are available from any of our 178 service centers around the world, and nearly all of our services can be made available in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, China, India, and the United Kingdom. Our corporate headquarters are located in San Ramon, California.
Historically, our business grew through acquisitions to expand our share of the reprographics market and enhance our geographic footprint to serve our larger customers. Since our inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we have had limited acquisition activity. Our origin as a company was in California, and our early acquisition activity was concentrated there. We still derive approximately 34% of our total revenue from California.
We currently employ approximately 20 engineers working from our corporate headquarters in San Ramon, California, who develop, maintain, and support our software. In addition, we operate a technology center in Kolkata, India, with approximately 190 employees who, in addition to supporting our San Ramon team, also support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers, our operating facilities and the cloud hosted by Amazon. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems.

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
As of December 31, 2018, the Company employed approximately 2,400 employees.
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
We believe that we have a strong competitive position in the marketplace for the following reasons:
Strong domain expertise: We believe no other national vendor/service provider possesses the document management and technology expertise that we have in the AEC/O market. Construction professionals have highly specialized needs in document capture, short-term storage, management, fulfillment, distribution, and archival services. We believe our domain expertise is unmatched thanks to our legacy in reprographics and software development.
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
Unique combination of Onsite, Offsite, and Cloud-based offerings: We believe we are the only national company that integrates (1) document production at customer sites (Onsite), (2) document production at company service centers (Offsite), and (3) digital management of documents in the cloud. We have proprietary technology built by our own development team that interacts with our production machines. We believe we are the only company that both develops document management software and manages the equipment that produces documents.
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
Our primary vendors of equipment, maintenance services, and reprographics supplies include Hewlett Packard, Canon Solutions America (Océ), and Xerox. Purchases from these vendors during 2018 comprised approximately 46% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.
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
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of February 28, 2019:

Name	Age	Position
Kumarakulasingam Suriyakumar	65	Chairman, President and Chief Executive Officer Director
Jorge Avalos	43	Chief Financial Officer
Rahul K. Roy	59	Chief Technology Officer
Dilantha Wijesuriya	57	Chief Operating Officer
Kumarakulasingam (“Suri”) Suriyakumar has served as our President and Chief Executive Officer since June 1, 2007, and he served as the Company’s President and Chief Operating Officer from 1991 until his appointment as Chief Executive Officer. On July 24, 2008, Mr. Suriyakumar was appointed Chairman of our Board of Directors. Mr. Suriyakumar served as an advisor of American Reprographics Holdings, LLC, from March 1998 until his appointment as a director of the Company in October 2004. Mr. Suriyakumar joined Micro Device, Inc. (our predecessor company) in 1989. He became the Vice President of Micro Device, Inc. in 1990. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

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
We estimate that customers in the AEC/O industry accounted for approximately 79% of our net sales in 2018; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
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

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 35% of our overall costs were fixed in 2018. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
Impairment of goodwill may adversely affect future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. Generally, we conduct an annual impairment assessment. Our 2018 assessment resulted in no goodwill impairment.
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
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2018, our CDIM sales, which consists of the management, distribution, and production of documents and information related to construction projects, including large-format construction drawings, black and white and color signage, specification documents, and marketing material represented approximately 53% of our total net sales, and our MPS represented approximately 32% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 34% of our net sales in 2018 from our operations in California. As a result, we are dependent to a large extent upon the AEC/O industry in California and, accordingly, are sensitive to economic factors affecting AEC/O activity in California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
We have international operations in China, India, the United Kingdom, Canada, Hong Kong, United Arab Emirates, and Australia. Approximately 15% of our revenues for 2018 were derived from our international operations, with approximately 8% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country, currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

A large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

Approximately 46% of our cash and cash equivalents are currently held outside the United States. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2018 and December 31, 2018, the closing price of our common stock has fluctuated from a low of $1.64 to a high of $3.47 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:
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
As of December 31, 2018, we had $127.2 million in outstanding short and long-term borrowings under term loans, revolver, and capital leases, excluding trade payables. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
At the end of 2018, we operated 178 service centers, of which 153 were in the United States, 10 were in Canada, 8 were in China, 2 were in London, England, 1 was in Hong Kong, 2 were in India, 1 was in Australia and 1 was in United Arab Emirates. We also occupied a technology center in Kolkata, India, as well as other facilities, including our executive offices located in San Ramon, California.
In total the Company occupied approximately 1.1 million square feet as of December 31, 2018.
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
Holders
As of February 21, 2019, the approximate number of stockholders of record of our common stock was 214, and the closing price of our common stock was $2.52 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
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
Item 6. Selected Financial Data
Not applicable.

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
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus™, which allows our customers to capture, control, manage, print, and account for their documents. MPS Services revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities.

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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for 2018, with the remaining 21% consisting of sales to businesses outside of construction.
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

Results of Operations

			2018 Versus 2017
	Year Ended December 31,		Increase (decrease)
(In millions, except percentages)	2018	2017 (1)	$	%
CDIM	$211.4	$205.1	$6.3	3.1%
MPS	128.8	129.5	(0.7)	(0.5)%
AIM	13.1	12.8	0.4	2.9%
Total services sales	$353.3	$347.3	$6.0	1.7%
Equipment and Supplies Sales	47.5	47.3	0.2	0.5%
Total net sales	$400.8	$394.6	$6.2	1.6%
Gross profit	$130.9	$124.0	$6.8	5.5%
Selling, general and administrative expenses	$109.1	$101.9	$7.2	7.1%
Amortization of intangibles	$3.9	$4.3	$(0.4)	(9.6)%
Goodwill impairment	$—	$17.6	$(17.6)	(100.0)%
Loss on extinguishment and modification of debt	$—	$0.2	$(0.2)	(100.0)%
Interest expense, net	$5.9	$6.2	$(0.3)	(4.8)%
Income tax provision	$3.3	$15.2	$(11.9)	(78.3)%
Net income (loss) attributable to ARC	$8.9	$(21.5)	$30.4	(141.4)%
Adjusted net income attributable to ARC (2)	$8.5	$6.8	$1.7	25.0%
Cash flows provided by operating activities	$55.0	$52.4	$2.6	5.0%
EBITDA (2)	$51.0	$33.2	$17.7	53.4%
Adjusted EBITDA (2)	$53.4	$54.0	$(0.6)	(1.2)%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2018 (1)	2017 (1)
Net Sales	100.0%	100.0%
Cost of sales	67.4	68.6
Gross profit	32.6	31.4
Selling, general and administrative expenses	27.2	25.8
Amortization of intangibles	1.0	1.1
Goodwill impairment	—	4.5
Income from operations	4.5	0.1
Loss on extinguishment and modification of debt	—	0.1
Interest expense, net	1.5	1.6
Income (loss) before income tax provision (benefit)	3.0	(1.5)
Income tax provision	0.8	3.9
Net income (loss)	2.2	(5.4)
Income attributable to the noncontrolling interest	—	—
Net income (loss) attributable to ARC	2.2%	(5.5)%

EBITDA (2)	12.7%	8.4%
Adjusted EBITDA (2)	13.3%	13.7%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017
Net Sales
Net sales in 2018 increased 1.6%, compared to 2017. The increase in net sales was due primarily to increases in our print-based service offerings.
CDIM. CDIM services in 2018 increased $6.3 million, or 3.1%, compared to 2017. The increase in sales of CDIM services was driven by an increase in project-related printing partially offset by the continued, but moderating, reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 53% and 52% of total net sales for both 2018 and 2017, respectively.
MPS. MPS services in 2018 decreased $0.7 million or 0.5%, due to the decline in print volumes from existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environment partially offset by new customer acquisitions. Our MPS offering delivers value to our customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS services sales represented approximately 32% of total net sales for 2018, compared to approximately 33% during 2017.
The number of MPS accounts has grown to approximately 10,500 as of December 31, 2018, an increase of approximately 400 locations compared to December 31, 2017. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce printing costs in the AEC/O industry.
AIM. Year-over-year sales of AIM Services increased by $0.4 million, or 2.9%, in 2018, compared to 2017. The growth in AIM is due to our construction and facility customers desire to digitize their paper documents as well as their need to manage their content in our cloud and mobile platform. We are driving an expansion of our addressable market for AIM Services by targeting building owners and facilities managers that require on-demand legacy documents to operate their assets efficiently.

Equipment and Supplies Sales. Equipment and Supplies Sales increased by $0.2 million, or 0.5% in 2018, compared to 2017, primarily due to an increase in China equipment sales, partially offset by a decline in equipment sales in the U.S. Changes in Equipment and Supplies Sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies Sales represented approximately 12% of total net sales for both 2018 and 2017. Equipment and Supplies Sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture, were $25.6 million in 2018, as compared to $23.7 million in 2017. We do not anticipate growth in Equipment and Supplies Sales as we are placing more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
Gross profit and gross margin increased to $130.9 million, and 32.6%, in 2018, compared to $124.0 million, and 31.4%, in 2017, on a sales increase of $6.2 million.
The increase in our gross margins in 2018 was primarily driven by the increase in our net sales as compared to the same periods in 2017, which allowed us to better leverage the fixed portion of our overhead and labor costs, as well as the results of certain gross margin improvement initiatives we commenced in late 2017 and 2018.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $7.2 million or 7.1% in 2018 compared to 2017.
General and administrative expenses in 2018 increased $6.4 million or 10.9% compared to 2017. The increase in expenses was driven by increased healthcare costs, increased incentive bonus accruals due to the improved financial performance, as well as investments in corporate infrastructure during 2018 that helped fuel our sales growth.
Year-over-year sales and marketing expenses increased $0.8 million in 2018 compared to 2017. The increase was primarily due to investments in sales and marketing staff, training, and marketing initiatives that commenced the second half of 2017 and continued into 2018 to support our new technology-enabled offerings and to grow our print-based offerings. These increases were partially offset by an ongoing optimization of our sales organization, maintaining those investments that yielded positive results and discontinuing those investments that did not.
Amortization of Intangibles
Amortization of intangibles of $3.9 million in 2018 decreased compared to 2017, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Goodwill impairment
No goodwill impairments were recorded in 2018. We recorded goodwill impairments of $17.6 million in 2017.
See Note 3, “Goodwill and other Intangibles” for further information regarding the process of assessing goodwill for impairment.
Loss on extinguishment and modification of debt
There was no loss on extinguishment and modification of debt for the year ended December 31, 2018.
Interest Expense, Net
Net interest expense totaled $5.9 million in 2018, compared to $6.2 million in 2017. The decrease for 2018 compared to 2017 was due to our continued pay down of our long-term debt, partially offset by rising interest rates, which affect our LIBOR rate loans under our Credit Agreement.
Income Taxes

We recorded an income tax provision of $3.3 million in relation to a pretax income of $12.1 million for 2018, which resulted in an effective income tax rate of 27.6%. Excluding the impact of valuation allowances and other discrete tax items, our effective income tax rate would have been 30.4%.

We recorded an income tax provision of $15.2 million in relation to a pretax loss of $6.1 million for 2017, which resulted in an effective income tax rate of negative 249.4%.

Our negative effective income tax rate, for the prior year, was primarily related to the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017. The TCJA represents major tax reform legislation that, among other provisions, reduced the U.S. federal corporate tax rate from 35% to 21%. The income tax effects of the TCJA included $11.9 million of tax expense recorded to write-down our net deferred tax assets in the fourth quarter of 2017, the reporting period in which the TCJA became law. See Note 7 to the consolidated financial statements for further information on the financial statement impact of the TCJA.
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
Net Income (Loss) Attributable to ARC
Net income attributable to ARC was $8.9 million in 2018, as compared to a net loss of $21.5 million in 2017. The change in net income attributable to ARC in 2018 versus the prior year is primarily due to the goodwill impairment charges recognized in the third quarter of 2017, and the additional income tax provision recorded in 2017 due to the adoption of the TCJA in 2017.
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
We use EBITDA to measure and compare the performance of our operating segments. Our operating segments’ financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating segments. We use EBITDA to compare the performance of our divisions and to measure performance for determining consolidated-level compensation. In addition, we use EBITDA to evaluate potential acquisitions and potential capital expenditures.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for 2018 and 2017 to reflect the exclusion of loss on extinguishment and modification of debt, goodwill impairment, the impact of the adoption of the TCJA in 2017, changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2018 and 2017.
We have presented adjusted EBITDA for 2018 and 2017 to exclude loss on extinguishment and modification of debt, goodwill impairment, and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our credit agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2018	2017
Cash flows provided by operating activities	$54,964	$52,370
Changes in operating assets and liabilities	(6,916)	(3,256)
Non-cash expenses, including goodwill impairment	(6,434)	(37,146)
Income tax provision	3,334	15,244
Interest expense, net	5,880	6,179
Loss (income) attributable to the noncontrolling interest	146	(156)
EBITDA	$50,974	$33,235

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. shareholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2018	2017
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$8,873	$(21,511)
Interest expense, net	5,880	6,179
Income tax provision	3,334	15,244
Depreciation and amortization	32,887	33,323
EBITDA	50,974	33,235
Loss on extinguishment and modification of debt	—	230
Goodwill impairment	—	17,637
Stock-based compensation	2,445	2,947
Adjusted EBITDA	$53,419	$54,049
The following is a reconciliation of net income (loss) margin attributable to ARC to EBITDA margin and Adjusted EBITDA margin:

	Year Ended December 31,
	2018	2017
Net income (loss) margin attributable to ARC	2.2%	(5.5)%
Interest expense, net	1.5	1.6
Income tax provision	0.8	3.9
Depreciation and amortization	8.2	8.4
EBITDA margin	12.7	8.4
Loss on extinguishment and modification of debt	—	0.1
Goodwill impairment	—	4.5
Stock-based compensation	0.6	0.7
Adjusted EBITDA margin	13.3%	13.7%

The following is a reconciliation of net income (loss) attributable to ARC Document Solutions, Inc. shareholders to Adjusted net income and Adjusted earnings per share attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
	2018	2017
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$8,873	$(21,511)
Loss on extinguishment and modification of debt	—	230
Goodwill impairment	—	17,637
Income tax benefit related to above items	—	(3,194)
Deferred tax impact due to new tax laws, valuation allowance and other discrete tax items	(341)	13,663
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$8,532	$6,825
Actual:
Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.20	$(0.47)
Diluted	$0.20	$(0.47)
Weighted average common shares outstanding:
Basic	44,918	45,669
Diluted	45,050	45,669
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.19	$0.15
Diluted	$0.19	$0.15
Weighted average common shares outstanding:
Basic	44,918	45,669
Diluted	45,050	46,207

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of December 31, 2018 was $29.4 million. Of this amount, $13.5 million was held in foreign countries, with $11.5 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2018	2017
Net cash provided by operating activities	$54,964	$52,370
Net cash used in investing activities	$(14,235)	$(8,362)
Net cash used in financing activities	$(38,700)	$(42,063)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations in 2018 was primarily a result of the timing of cash outlays related to accounts payable and accrued expenses and improved inventory management, partially offset by the timing of sales and collection of those sales. Days sales outstanding (“DSO”) was 53 days as of both December 31, 2018 and December 31, 2017. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $14.9 million and $9.1 million, in 2018 and 2017, respectively. The increase in capital expenditures from 2017 to 2018 is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash, as well as the addition of leasehold improvements during 2018.
As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $38.7 million used in financing activities in 2018 primarily relates to payments on our debt agreements and capital leases. We amended our Credit Agreement in the third quarter of 2017 resulting in a decrease in required quarterly principal payments on our term loan debt. In addition, the amendment increased the maximum aggregate principal amount of revolving loans from $30.0 million to $80.0 million, and resized the outstanding principal amount of the term loan under the agreement at $60.0 million, although the total principal amount outstanding remained unchanged at $110.0 million on the date of the amendment. Prior to the amendment, we paid down the principal of our term loan debt by making required quarterly payments in advance. Following the amendment, we continue to pay down the outstanding revolving loans under our Credit Agreement.
Our cash position, working capital, and debt obligations as of December 31, 2018 and 2017 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2018	2017
Cash and cash equivalents	$29,433	$28,059
Working capital	$34,425	$39,583

Borrowings from credit agreement (1) (2)	$79,444	$99,243
Other debt obligations	47,748	45,174
Total debt obligations	$127,192	$144,417

(1)	Net of deferred financing fees of $556 and $757 at December 31, 2018 and 2017, respectively.

(2)	Includes $26.8 million of revolving loans outstanding under our Credit Agreement at December 31, 2018.
The decrease of $5.2 million in working capital in 2018 was primarily due to an increase in accrued payroll related expense that was driven by an increase in bonuses resulting from our improved financial performance. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $29.4 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. In November 2018, we reduced the $80 million Revolving Loan commitment by $15.0 million.
As of December 31, 2018, our borrowing availability of Revolving Loans under the Revolving Loan commitment was $36.1 million, after deducting outstanding letters of credit of $2.2 million and an outstanding Revolving Loan balance of $26.8 million.
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
We pay certain recurring fees with respect to the Credit Agreement, including administration fees to the administrative agent.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of December 31, 2018, and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.
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
The obligations of our subsidiary that is the borrower under the Credit Agreement are guaranteed by us and each of our other United States domestic subsidiaries of the Company. The Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Agreement or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, ours and each guarantor’s assets (subject to certain exceptions).

Credit Agreement

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2018
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Term Loan	$53,250	$—	4.11%
Revolving Loans (1)	26,750	36,066	4.74%
	$80,000	$36,066

 (1) Revolving Loan available borrowing capacity, net of $2.2 million of outstanding standby letters of credit as of December 31, 2018.
Capital Leases
As of December 31, 2018, we had $47.7 million of capital lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2018 and 2022.
Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

At September 30, 2017, our goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. Our underperformance relative to our forecast in the third quarter of 2017 drove the decline in the fair value of the reporting unit. As a result, we recorded a pretax, non-cash charge for the three months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
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

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting. The adoption of Topic 606 did not result in an adjustment to retained earnings in our consolidated balance sheet as of January 1, 2018.

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration that we are expected to be entitled to in exchange for those goods or services. We applied practical expedients related to unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.

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
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus™, which allows customers to capture, control, manage, print, and account for their documents. MPS contracts include fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities. MPS sales are governed by the mutually agreed upon written agreement which outlines our terms and conditions. In providing MPS on a per-use basis, we are providing a series of services that have the same pattern of transfer and are measured as each customer produces a print or per-use. Accordingly, the performance obligations are satisfied over-time on an output method as each print is produced (per-use) by the customer. For each month of service, the prints produced during the period equate to the consideration that we expect to receive from the invoice generated for this period. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our hosted SKYSITE ® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represent substantially all revenue for AIM, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE or through electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

Equipment and Supplies sales consist of reselling printing, imaging, and related equipment (“Goods”) to customers primarily in architectural, engineering and construction firms. Sales of Equipment and Supplies are initiated through a customer order and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the Goods. Transfer of control occurs at a specific point-in-time, when the Goods are delivered to the customer’s site. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue. We have experienced minimal customer returns or refunds and does not offer a warranty on equipment that it is reselling.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.2 million valuation allowance against certain deferred tax assets as of December 31, 2018.
In future quarters we will continue to evaluate our historical results for the preceding twelve quarters and our future projections to determine whether we will generate sufficient taxable income to utilize our deferred tax assets, and whether a valuation allowance is required.
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

The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. We estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on its tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.

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
Not applicable.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2018.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ARC Document Solutions, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ARC Document Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 6, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 6, 2019

Item 9B. Other Information

On February 26, 2019, the Company entered into amendments to the Amended and Restated Executive Employment Agreements with each of Dilantha Wijesuriya, the Company’s Chief Operating Officer, and Jorge Avalos, the Company’s Chief Financial Officer.  Under the amendment to Mr. Wijesuriya’s employment agreement, his base salary is set at $470,000 per year and he is eligible to receive an annual long term equity incentive award of $100,000 per year, payable in the form of a stock option award under the Company’s 2014 Stock Plan.  Pursuant to the amendment to Mr. Avalos’ employment agreement, his base salary is set at $370,000. The foregoing description of the amendments is qualified in its entirety by reference to the full text of the amendments, which are filed as Exhibits 10.40 and 10.41 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2018, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2019 annual meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2019 annual meeting of stockholders and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2019 annual meeting of stockholders and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017
Consolidated Statements of Equity for the years ended December 31, 2018 and 2017
Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
Notes to Consolidated Financial Statements
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

4.3
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

10.38
Amended and Restated Executive Employment Agreement, dated February 22, 2018 between ARC Document Solutions, Inc. and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K files on February 23, 2018).

10.39	Amendment to the ARC Document Solutions, Inc. 2014 Stock Incentive Plan, dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 1, 2018).

10.40	Amendment No 1 to the Amended and Restated Executive Employment Agreement, dated February 13, 2019, between ARC Document Solutions, Inc. and Jorge Avalos.*

10.41	Amendment No 1 to the Amended and Restated Executive Employment Agreement, dated February 13, 2019, between ARC Document Solutions, Inc. and Dilantha Wijesuriya.*

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC DOCUMENT SOLUTIONS, INC.

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer
Date: March 6, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2019

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial Officer)	March 6, 2019

/s/ BRADFORD L. BROOKS Bradford L. Brooks	Director	March 6, 2019

/s/ CHERYL COOK Cheryl Cook	Director	March 6, 2019

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 6, 2019

/s/ JOHN G. FREELAND John G. Freeland	Director	March 6, 2019

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 6, 2019

/s/ MARK W. MEALY Mark W. Mealy	Director	March 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ARC Document Solutions, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2019 expressed an unqualified opinion on the Company's internal control over financial reporting.
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
March 6, 2019
We have served as the Company's auditor since 2009.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$29,433	$28,059
Accounts receivable, net of allowances for accounts receivable of $2,016 and $2,341	58,035	57,011
Inventories, net	16,768	19,937
Prepaid expenses	4,937	4,208
Other current assets	6,202	5,266
Total current assets	115,375	114,481
Property and equipment, net of accumulated depreciation of $199,480 and $198,693	70,668	64,245
Goodwill	121,051	121,051
Other intangible assets, net	5,126	9,068
Deferred income taxes	24,946	28,029
Other assets	2,550	2,551
Total assets	$339,716	$339,425
Liabilities and Equity
Current liabilities:
Accounts payable	$24,218	$24,289
Accrued payroll and payroll-related expenses	17,029	12,617
Accrued expenses	17,571	17,201
Current portion of long-term debt and capital leases	22,132	20,791
Total current liabilities	80,950	74,898
Long-term debt and capital leases	105,060	123,626
Other long-term liabilities	6,404	3,290
Total liabilities	192,414	201,814
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 48,492 and 47,913 shares issued and 45,818 and 45,266 shares outstanding	48	48
Additional paid-in capital	123,525	120,953
Retained earnings	29,397	20,524
Accumulated other comprehensive loss	(3,351)	(1,998)
	149,619	139,527
Less cost of common stock in treasury, 2,674 and 2,647 shares	9,350	9,290
Total ARC Document Solutions, Inc. stockholders’ equity	140,269	130,237
Noncontrolling interest	7,033	7,374
Total equity	147,302	137,611
Total liabilities and equity	$339,716	$339,425
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017
Service sales	$353,300	$347,326
Equipment and supplies sales	47,484	47,253
Total net sales	400,784	394,579
Cost of sales	269,934	270,556
Gross profit	130,850	124,023
Selling, general and administrative expenses	109,122	101,889
Amortization of intangible assets	3,868	4,280
Goodwill impairment	—	17,637
Income from operations	17,860	217
Other income, net	(81)	(81)
Loss on extinguishment and modification of debt	—	230
Interest expense, net	5,880	6,179
Income (loss) before income tax provision	12,061	(6,111)
Income tax provision	3,334	15,244
Net income (loss)	8,727	(21,355)
Loss (income) attributable to noncontrolling interest	146	(156)
Net income (loss) attributable to ARC Document Solutions, Inc. shareholders	$8,873	$(21,511)

Earnings (loss) per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.20	$(0.47)
Diluted	$0.20	$(0.47)
Weighted average common shares outstanding:
Basic	44,918	45,669
Diluted	45,050	45,669
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Year Ended December 31,
	2018	2017
Net income (loss)	$8,727	$(21,355)
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(1,548)	1,906
Fair value adjustment of derivatives, net of tax	—	202
Other comprehensive (loss) income, net of tax	(1,548)	2,108
Comprehensive income (loss)	7,179	(19,247)
Comprehensive (loss) income attributable to noncontrolling interest	(341)	469
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$7,520	$(19,716)
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2016	47,428	$47	$117,749	$41,822	$(3,793)	$(5,909)	$6,905	$156,821
Stock-based compensation	404	1	2,946					2,947
Modified retrospective adjustment resulting from the adoption of ASC 2016-09			29	213				242
Issuance of common stock under Employee Stock Purchase Plan	47		133					133
Stock options exercised	34		96					96
Treasury shares						(3,381)		(3,381)
Comprehensive (loss) income				(21,511)	1,795		469	(19,247)
Balance at December 31, 2017	47,913	$48	$120,953	$20,524	$(1,998)	$(9,290)	$7,374	$137,611
Stock-based compensation	503		2,445					2,445
Issuance of common stock under Employee Stock Purchase Plan	76		127					127
Treasury shares						(60)		(60)
Comprehensive income (loss)				8,873	(1,353)		(341)	7,179
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$8,727	$(21,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Allowance for accounts receivable	1,083	1,249
Depreciation	29,019	29,043
Amortization of intangible assets	3,868	4,280
Amortization of deferred financing costs	232	306
Goodwill impairment	—	17,637
Stock-based compensation	2,445	2,947
Deferred income taxes	3,128	13,802
Deferred tax valuation allowance	(140)	1,031
Loss on extinguishment and modification of debt	—	230
Other non-cash items, net	(314)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(2,767)	2,158
Inventory	2,737	(1,339)
Prepaid expenses and other assets	(1,814)	(556)
Accounts payable and accrued expenses	8,760	2,993
Net cash provided by operating activities	54,964	52,370
Cash flows from investing activities
Capital expenditures	(14,930)	(9,106)
Other	695	744
Net cash used in investing activities	(14,235)	(8,362)
Cash flows from financing activities
Proceeds from stock option exercises	—	96
Proceeds from issuance of common stock under Employee Stock Purchase Plan	127	133
Share repurchases	(60)	(3,381)
Contingent consideration on prior acquisitions	(236)	(275)
Early extinguishment of long-term debt	—	(14,150)
Payments on long-term debt agreements and capital leases	(23,031)	(65,516)
Borrowings under revolving credit facilities	16,875	63,100
Payments under revolving credit facilities	(32,375)	(21,800)
Payment of deferred financing costs	—	(270)
Net cash used in financing activities	(38,700)	(42,063)
Effect of foreign currency translation on cash balances	(655)	875
Net change in cash and cash equivalents	1,374	2,820
Cash and cash equivalents at beginning of period	28,059	25,239
Cash and cash equivalents at end of period	$29,433	$28,059
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,437	$5,574
Income taxes paid, net	$713	$56
Noncash financing activities:
Capital lease obligations incurred	$21,531	$25,192
Contingent liabilities in connection with the acquisition of businesses	$—	$27
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, Australia, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s joint venture in China, held $11.5 million and $11.9 million of the Company’s cash and cash equivalents as of December 31, 2018 and 2017, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during 2018 and 2017.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 34% for 2018 and 2017.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during 2018 and 2017 comprised approximately 46% and 46% respectively, of the Company’s total purchases of inventory and supplies.

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

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2018
Allowance for accounts receivable	$2,341	$1,083	$(1,408)	$2,016
Year ended December 31, 2017
Allowance for accounts receivable	$2,060	$1,249	$(968)	$2,341
 (1) Deductions represent uncollectible accounts written-off net of recoveries.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or net realizable value. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of sales. As of December 31, 2018 and 2017, the reserves for inventory obsolescence was $0.9 million.
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

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of December 31, 2018.
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

The Company’s 2017 effective income tax rate differs from the statutory tax rate primarily due to the effect of the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017, the valuation allowance on certain of the Company’s deferred tax assets, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, and other discrete items. See Note 7 “Income Taxes” for further information.
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

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4 “Property and Equipment”) includes $1.3 million and $1.7 million of capitalized software development costs as of December 31, 2018 and 2017, net of accumulated amortization of $20.0 million and $18.9 million as of December 31, 2018 and 2017, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $1.1 million and $0.8 million, during the years ended December 31, 2018 and 2017, respectively.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2018 or 2017.

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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement ("Credit Agreement"). At December 31, 2018 and 2017, the Company had deferred financing costs of $0.6 million and $0.8 million, respectively, net of accumulated amortization of $0.3 million and $0.1 million, respectively.

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $7.3 million and $8.5 million as of December 31, 2018 and 2017, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and capital leases: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2018 for borrowings under its Credit Agreement is $80.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $80.0 million as of December 31, 2018.
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

On January 1, 2018, the Company adopted Topic 606 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historical accounting. The adoption of Topic 606 did not result in an adjustment to retained earnings in the Company's consolidated balance sheet as of January 1, 2018.

Revenue is recognized when control of the promised goods or services is transferred to the Company's customers, in an amount that reflects the consideration that the Company is expected to be entitled to in exchange for those goods or services. The Company applied practical expedients related to unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which it has the right to invoice for services performed.
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2018	2017
Service Sales
CDIM	$211,389	$205,083
MPS	128,775	129,479
AIM	13,136	12,764
Total services sales	353,300	347,326
Equipment and Supplies Sales	47,484	47,253
Total net sales	$400,784	$394,579

Construction Document and Information Management (CDIM) consists of professional services and software services to (i) re-produce and distribute large-format and small-format documents in either black & white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all the Company’s revenue from CDIM comes from professional services to re-produce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by the Company's hosted proprietary technology, Abacus™, which allows customers to capture, control, manage, print, and account for their documents. MPS contracts include a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. MPS sales are governed by the mutually agreed upon written agreement which outlines the Company’s terms and conditions. In providing MPS on a per-use basis, the Company is providing a series of services that have the same pattern of transfer and are measured as each customer produces a print or per-use. Accordingly, the performance obligations are satisfied over-time on an output method as each print is produced (per-use) by the customer. For each month of service, the prints produced during the period equate to the consideration that the Company expects to receive from the invoice generated for this period. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes the Company's hosted SKYSITE ® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represent substantially all revenue for AIM, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE or through electronic media. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $11.1 million and $10.7 million for 2018 and 2017, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 2% of the Company’s consolidated revenues during the years ended December 31, 2018 and 2017.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary.
Comprehensive Income (Loss)
The Company’s comprehensive income (loss) includes foreign currency translation adjustments, net of taxes.
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

	Year Ended December 31,
	2018			2017
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$340,650	$60,134	$400,784	$339,250	$55,329	$394,579
Property and equipment, net	$64,878	$5,790	$70,668	$58,287	$5,958	$64,245
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $2.1 million and $1.7 million during 2018 and 2017, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2018 and 2017, was $2.4 million and $2.9 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified along with other income tax cash flows as an operating activity.
The weighted average fair value at the grant date for options issued in 2018 and 2017, was $1.21 and $2.57, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2018 and 2017:

	Year Ended December 31,
	2018	2017
Weighted average assumptions used:
Risk free interest rate	2.74%	2.11%
Expected volatility	53.0%	54.9%
Expected dividend yield	—%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2018 and 2017, was 6.6 years and 6.5 years, respectively.
For fiscal years 2018 and 2017, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay dividends in the near future. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2018, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.
For additional information, see Note 8 “Employee Stock Purchase Plan and Stock Plan.”
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $8.4 million and $6.9 million, during 2018 and 2017, respectively.
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
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 5.1 million and 5.3 million common shares excluded from the calculation of diluted net income (loss) attributable to ARC per common share as their effect would have been anti-dilutive for 2018 and 2017, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2018 and 2017:

	Year Ended December 31,
	2018	2017
Weighted average common shares outstanding during the period — basic	44,918	45,669
Effect of dilutive stock options	132	—
Weighted average common shares outstanding during the period — diluted	45,050	45,669

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee will account for leases as finance leases or operating leases, and is to be applied using a modified retrospective approach. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee will recognize interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. In addition, ASC 842 changes the definition of a lease, which may result in changes to the classification of certain service contracts with customers to lease arrangements. ASC 842 is effective for the Company January 1, 2019.

In July, 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company plans to elect this transition method, and as a result, the Company will not adjust comparative information for prior periods. In addition, the Company will elect certain additional practical expedients permitted by the new guidance allowing the Company to carry forward historical accounting related to lease identification and classification for existing leases upon adoption, and to keep leases with an initial term of 12 months or less off of the consolidated balance sheet.

While the Company is finalizing its assessment of the impacts that the adoption of ASC 842 will have on its consolidated financial statements, the Company has concluded that certain of its MPS contracts will be accounted for as operating leases upon adoption of ASC 842. As a result, the Company will be required to classify certain MPS revenue as lease revenue, and will include the additional disclosures required of lessors under ASC 842. The Company will elect the practical expedient to not separate certain lease and nonlease components. The Company expects the pattern of revenue recognition for its MPS revenue will remain substantially unchanged.

The most significant impact of the adoption of ASC 842 to the Company relates to its accounting for facility leases for its service centers and office space, which are currently classified as operating leases. The Company expects the accounting for capital leases related to its machinery and equipment will remain substantially unchanged under the new standard. The Company estimates that the approximate amount of additional ROU assets and liabilities that will be recognized in its consolidated balance sheet upon adoption will be between $50 million to $55 million. The Company does not believe adoption of this ASU will have a significant impact to its consolidated statements of operations, equity, or cash flows.

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

At September 30, 2017, the Company's goodwill impairment analysis showed one reporting unit with goodwill attributed to it had a carrying amount which exceeded its fair value. The underperformance of the Company relative to its forecast in the third quarter of 2017 drove the decline in the fair value of the reporting unit. As a result, the Company recorded a pretax, non-cash charge for the three months ended September 30, 2017 to reduce the carrying value of goodwill by $17.6 million.
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
The changes in the carrying amount of goodwill from January 1, 2017 through December 31, 2018 are summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount

January 1, 2017	$405,558	$266,870	$138,688
Goodwill impairment	—	17,637	(17,637)
December 31, 2017	405,558	284,507	121,051
Goodwill impairment	—	—	—
December 31, 2018	$405,558	$284,507	$121,051

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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2018 and 2017 which continue to be amortized:

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,136	$94,345	$4,791	$99,486	$90,805	$8,681
Trade names and trademarks	20,259	19,924	335	20,297	19,910	387
	$119,395	$114,269	$5,126	$119,783	$110,715	$9,068
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2019	$3,131
2020	1,519
2021	171
2022	97
2023	42
Thereafter	166
$5,126
4. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2018	2017
Machinery and equipment	$248,546	$245,172
Buildings and leasehold improvements	18,819	15,512
Furniture and fixtures	2,783	2,254
	270,148	262,938
Less accumulated depreciation	(199,480)	(198,693)
	$70,668	$64,245
Depreciation expense was $29.0 million and $29.0 million for 2018 and 2017, respectively.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2018	2017
Term Loan maturing 2022 net of deferred financing fees of $556 and $757; 4.11% and 3.12% interest rate at December 31, 2018 and 2017	$52,694	$56,993
Revolving Loans; 4.74% and 3.64% interest rate at December 31, 2018 and 2017	26,750	42,250
Various capital leases; weighted average interest rate of 4.8% and 5.0% at December 31, 2018 and 2017; principal and interest payable monthly through December 2023	47,737	45,157
Various other notes payable with a weighted average interest rate of 10.7% at December 31, 2018 and 2017; principal and interest payable monthly through November 2019	11	17
	127,192	144,417
Less current portion	(22,132)	(20,791)
	$105,060	$123,626
Credit Agreement
On July 14, 2017, the Company amended its Credit Agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30 million to $80 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. In November 2018, the Company reduced the $80 million Revolving Loan commitment by $15.0 million.
As of December 31, 2018, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $36.1 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $26.8 million.
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
Minimum future maturities of long-term debt, excludes deferred financing fees, and capital lease obligations as of December 31, 2018 are as follows:

	Long-Term Debt	Capital Lease Obligations
Year ending December 31:
2019	$5,260	$16,872
2020	6,001	13,817
2021	6,000	10,141
2022	62,750	5,274
2023	—	1,633
Thereafter	—	—
	$80,011	$47,737

6. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. The following is a schedule of the Company’s future minimum lease payments as of December 31, 2018:

	Third Party	Related Party	Total
Year ending December 31:
2019	$15,841	$514	$16,355
2020	12,442	514	12,956
2021	9,616	514	10,130
2022	7,996	514	8,510
2023	6,540	514	7,054
Thereafter	16,650	—	16,650
	$69,085	$2,570	$71,655
Total rent expense under operating leases, including month-to-month rentals, amounted to $21.8 million and $22.1 million during 2018 and 2017, respectively. Under certain lease agreements, the Company is responsible for other costs such as property taxes, insurance, maintenance, and utilities.
The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million during 2018 and 2017.

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

The Company recognized $11.9 million of tax expense in the fourth quarter of 2017 primarily due to the reduction in its net U.S. deferred tax assets for the 14 percentage points decrease in the U.S. federal statutory rate. In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. The Company completed its accounting for the tax effects of the TCJA. Additionally, further guidance from the Internal Revenue Service ("IRS"), SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the TCJA in its 2018 tax year and future tax years.

The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2018 and 2017:

	Year Ended December 31,
	2018	2017
Current:
Federal	$(89)	$(170)
State	65	139
Foreign	370	438
	346	407
Deferred:
Federal	2,331	15,669
State	560	(751)
Foreign	97	(81)
	2,988	14,837
Income tax provision	$3,334	$15,244
The Company's foreign earnings before taxes were $1.2 million and $1.0 million for 2018 and 2017, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2018	2017
Deferred tax assets:
Financial statement accruals not currently deductible	$2,332	$1,602
Deferred rent expense	1,563	766
Accrued vacation	873	848
Deferred revenue, net	24	185
Fixed assets	3,624	4,113
Goodwill and other identifiable intangibles	9,917	12,848
Stock-based compensation	5,022	4,545
Federal tax net operating loss carryforward	16,353	17,258
State tax net operating loss carryforward, net	5,791	5,951
Foreign tax net operating loss carryforward	691	616
Tax Credits, net	1,770	1,785
Gross deferred tax assets	47,960	50,517
Less: valuation allowance	(2,203)	(2,366)
Net deferred tax assets	$45,757	$48,151

Deferred tax liabilities:
Goodwill	$(20,811)	$(19,972)
Outside basis in foreign entities	—	(150)
Net deferred tax assets	$24,946	$28,029

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017
Statutory federal income tax rate	21%	35%
State taxes, net of federal benefit	5	—
Foreign taxes	2	(4)
Valuation allowance	(1)	(17)
Non-deductible expenses and other	1	(5)
Section 162(m) limitation	1	(1)
Tax Cuts and Jobs Act enacted on December 22, 2017	—	(195)
Discrete items for federal, state and foreign taxes	(2)	(4)
Global Intangible Low Taxed Income	1	—
Non-deductible portion of goodwill impairment	—	(58)
Effective income tax rate	28%	(249)%

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of December 31, 2018.

Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2018 are considered more likely than not to be realized. The valuation allowance of $2.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.1 million as of December 31, 2018 included in other current assets in its consolidated balance sheet primarily related to income tax refunds for prior years.
As of December 31, 2018, the Company had approximately $77.9 million of consolidated federal, $92.5 million of state and $4.1 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. The federal net operating loss carryforward will begin to expire in varying amounts between 2031 and 2037. The state net operating loss carryforwards expire in varying amounts between 2018 and 2037. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2022.

The Company has a deferred tax asset of approximately $2.4 million related to certain stock-based compensation with a strike price of $8.20 that is pending to expire in the second quarter of 2019. Upon expiration, if unexercised, the Company will record deferred tax expense of approximately $2.4 million, which will be treated as a discrete item.

The Company has elected to treat its annual Global Intangible Low Taxed Income (GILTI), if any, as a period cost. Additionally, the Company will treat the tax effect of this under the tax law ordering methodology with respect to the utilization of federal net operating losses caused by the GILTI inclusion.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.
There were no unrecognized tax benefits as of and for the years ended December 31, 2018 or 2017.
8. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2018 and 2017, was $22 thousand and $30 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2018	2017
Shares purchased	77	47
Average price per share	$1.67	$2.83

Stock Plan
The Company's Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The Company's Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. At December 31, 2018, 3.1 million shares remain available for issuance under the Stock Plan.
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
During 2018 and 2017, the Company granted options to acquire a total of 686 thousand shares and 526 thousand shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.
The following is a further breakdown of the stock option activity under the Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2016	4,301	$5.44
Granted	526	$4.67
Exercised	(34)	$2.82
Forfeited/Cancelled	(58)	$6.21
Outstanding at December 31, 2017	4,735	$5.44
Granted	686	$2.21
Exercised	—	$—
Forfeited/Cancelled	(164)	$6.23
Outstanding at December 31, 2018	5,257	$4.95	5.02	$—
Vested or expected to vest at December 31, 2018	5,257	$4.95	5.02	$—
Exercisable at December 31, 2018	4,066	$5.46	3.99	$—
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2018. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the year ended 2017 was $63 thousand.

A summary of the Company’s non-vested stock options as of December 31, 2018, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2017	1,044	$2.77
Granted	686	$1.21
Vested	(488)	$3.14
Forfeited/Cancelled	(51)	$1.96
Non-vested at December 31, 2018	1,191	$1.76
The following table summarizes certain information concerning outstanding options at December 31, 2018:

Range of Exercise Price	Options Outstanding at December 31, 2018
$2.21 – $2.70	1,979
$3.65 – $4.82	968
$5.37 – $7.19	979
$8.20 – $9.09	1,331
$2.21 – $9.09	5,257
Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $60 thousand.
In 2018, the Company granted 325 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. Additionally, the Company granted approximately 13 thousand shares of restricted stock to an non-employee member of its board of directors that joined during the fourth quarter of 2018. The restricted stock vests on the one-year anniversary of the grant date.
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

A summary of the Company’s non-vested restricted stock as of December 31, 2018, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value
Non-vested at December 31, 2017	583	$4.99
Granted	503	$2.40
Vested	(335)	$4.75
Forfeited/Cancelled	—	$—
Non-vested at December 31, 2018	751	$3.37
The total fair value of restricted stock awards vested during the years ended December 31, 2018 and 2017 was $0.8 million and $1.0 million, respectively.
9. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.4 million annually during 2018 and 2017.

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2018 and 2017:

	Significant Other Unobservable Inputs
	December 31, 2018		December 31, 2017
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$—	$121,051	$17,637
In accordance with ASC 350, goodwill was written down to its implied fair value of $121.1 million as of September 30, 2017, resulting in an impairment charge of $17.6 million during 2017. See Note 3, “Goodwill and Other Intangibles” for further information regarding the process of determining the implied fair value of goodwill and change in goodwill.