Form 10-Q
period 2019-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2019-05-08
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32407
_______________________________________
ARC DOCUMENT SOLUTIONS, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12657 Alcosta Blvd, Suite 200 San Ramon, California 94583	94583
(Address of principal executive offices)	(Zip Code)

(925) 949-5100
(Registrant's telephone number, including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ARC	The New York Stock Exchange
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 46,269,365 as of April 30, 2019.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2019

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
Except where otherwise indicated, the statements made in this Form 10-Q are made as of the date we filed this report with the U.S. Securities and Exchange Commission and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation, and specifically disclaim any obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Forms 10-K, Forms 10-Q, and Forms 8-K, and any amendments thereto, as well as our proxy statements.

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$18,770	$29,433
Accounts receivable, net of allowances for accounts receivable of $2,082 and $2,016	60,108	58,035
Inventories, net	16,278	16,768
Prepaid expenses	5,315	4,937
Other current assets	7,318	6,202
Total current assets	107,789	115,375
Property and equipment, net of accumulated depreciation of $203,924 and $199,480	69,984	70,668
Right-of-use assets from operating leases	44,783	—
Goodwill	121,051	121,051
Other intangible assets, net	4,253	5,126
Deferred income taxes	24,779	24,946
Other assets	2,266	2,550
Total assets	$374,905	$339,716
Liabilities and Equity
Current liabilities:
Accounts payable	$24,739	$24,218
Accrued payroll and payroll-related expenses	9,626	17,029
Accrued expenses	19,418	17,571
Current operating lease liability	11,756	—
Current portion of long-term debt and finance leases	22,312	22,132
Total current liabilities	87,851	80,950
Long-term operating lease liabilities	40,013	—
Long-term debt and finance leases	99,006	105,060
Other long-term liabilities	468	6,404
Total liabilities	227,338	192,414
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 48,969 and 48,492 shares issued and 46,269 and 45,818 shares outstanding	49	48
Additional paid-in capital	124,182	123,525
Retained earnings	29,989	29,397
Accumulated other comprehensive loss	(3,919)	(3,351)
	150,301	149,619
Less cost of common stock in treasury, 2,700 and 2,674 shares	9,416	9,350
Total ARC Document Solutions, Inc. stockholders’ equity	140,885	140,269
Noncontrolling interest	6,682	7,033
Total equity	147,567	147,302
Total liabilities and equity	$374,905	$339,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2019	2018
Net sales	$97,122	$97,708
Cost of sales	66,447	67,523
Gross profit	30,675	30,185
Selling, general and administrative expenses	27,637	27,301
Amortization of intangible assets	895	1,008
Income from operations	2,143	1,876
Other income, net	(18)	(81)
Interest expense, net	1,430	1,442
Income before income tax provision	731	515
Income tax provision	284	39
Net income	447	476
Loss attributable to the noncontrolling interest	145	152
Net income attributable to ARC Document Solutions, Inc. shareholders	$592	$628
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	45,118	44,741
Diluted	45,355	44,855
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income	$447	$476
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(774)	400
Fair value adjustment of derivatives, net of tax	—	—
Other comprehensive (loss) income, net of tax	(774)	400
Comprehensive (loss) income	(327)	876
Comprehensive (loss) income attributable to noncontrolling interest	(351)	204
Comprehensive income (loss) attributable to ARC Document Solutions, Inc. shareholders	$24	$672
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2017	47,913	$48	$120,953	$20,524	$(1,998)	$(9,290)	$7,374	$137,611
Stock-based compensation	503		653					653
Issuance of common stock under Employee Stock Purchase Plan	76		44					44
Treasury shares						(60)		(60)
Comprehensive income				628	44		204	876
Balance at March 31, 2018	48,492	$48	$121,650	$21,152	$(1,954)	$(9,350)	$7,578	$139,124

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	450	1	607					608
Issuance of common stock under Employee Stock Purchase Plan	27		50					50
Treasury shares						(66)		(66)
Comprehensive income (loss)				592	(568)		(351)	(327)
Balance at March 31, 2019	48,969	$49	$124,182	$29,989	$(3,919)	$(9,416)	$6,682	$147,567
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$447	$476
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Allowance for accounts receivable	232	327
Depreciation	7,423	7,129
Amortization of intangible assets	895	1,008
Amortization of deferred financing costs	55	60
Stock-based compensation	608	653
Deferred income taxes	175	(92)
Deferred tax valuation allowance	(8)	57
Other non-cash items, net	(60)	(44)
Changes in operating assets and liabilities:
Accounts receivable	(2,537)	(2,913)
Inventory	359	524
Prepaid expenses and other assets	1,798	(150)
Accounts payable and accrued expenses	(6,722)	(9,014)
Net cash provided by (used in) operating activities	2,665	(1,979)
Cash flows from investing activities
Capital expenditures	(3,196)	(2,892)
Other	166	380
Net cash used in investing activities	(3,030)	(2,512)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	50	44
Share repurchases	(66)	(60)
Contingent consideration on prior acquisitions	(3)	(53)
Payments on long-term debt agreements and finance leases	(5,750)	(5,751)
Borrowings under revolving credit facilities	8,250	2,000
Payments under revolving credit facilities	(12,125)	(5,875)
Net cash used in financing activities	(9,644)	(9,695)
Effect of foreign currency translation on cash balances	(654)	95
Net change in cash and cash equivalents	(10,663)	(14,091)
Cash and cash equivalents at beginning of period	29,433	28,059
Cash and cash equivalents at end of period	$18,770	$13,968
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$3,664	$3,275
Operating lease obligations incurred	$1,068	$—
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2018 Form 10-K.
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2019	2018
CDIM	$50,805	$52,320
MPS(1)	30,907	31,467
AIM	3,262	2,923
Equipment and supplies sales	12,148	10,998
Net sales	$97,122	$97,708
(1) MPS includes $28.7 million in rental income and $2.2 million in service income for the three months ended March 31, 2019.
CDIM consists of professional services and software services to (i) re-produce and distribute large-format and small-format documents in either black and white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all of the Company’s revenue from CDIM comes from professional services to re-produce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point in time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus® , which allows our customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of Accounting Standards Codification ("ASC") 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. See Note 6, Leasing, for additional information.
AIM combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our hosted SKYSITE ® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represents the majority of AIM revenue, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE or on electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaced the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. The Company adopted ASC 842 on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. For additional information about the impact of the adoption of ASC 842, see Note 6, Leasing.

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
Risk and Uncertainties
The Company generates the majority of its revenue from sales of services and products to customers in the architectural, engineering, construction and building owner/operator (AEC/O) industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. Reduced activity (relative to historic levels) in the AEC/

O industry would diminish demand for some of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2019, 5.5 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, respectively, because they were anti-dilutive. For the three months ended March 31, 2018, 5.0 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
Weighted average common shares outstanding during the period—basic	45,118	44,741
Effect of dilutive stock options	237	114
Weighted average common shares outstanding during the period—diluted	45,355	44,855

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
Given the changing document and printing needs of the Company’s customers, and the uncertainties regarding the effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment test in 2018 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2019, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and

Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2018 through March 31, 2019.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2019 and December 31, 2018 which continue to be amortized:

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,215	$95,298	$3,917	$99,136	$94,345	$4,791
Trade names and trademarks	20,305	19,969	336	20,259	19,924	335
	$119,520	$115,267	$4,253	$119,395	$114,269	$5,126
Estimated future amortization expense of other intangible assets for the remainder of the 2019 fiscal year, and each of the subsequent four fiscal years and thereafter are as follows:

2019 (excluding the three months ended March 31, 2019)	$2,239
2020	1,527
2021	175
2022	99
2023	43
Thereafter	170
$4,253
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.

The Company recorded an income tax provision of $0.3 million in relation to pretax income of $0.7 million for the three months ended March 31, 2019, which resulted in an effective income tax rate of 38.8%. The Company recorded an income tax provision of $39 thousand in relation to pretax income of $0.5 million for the three months ended March 31, 2018, which resulted in an effective income tax rate of 7.6%.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of March 31, 2019.

Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2019 are considered more likely than not to be realized. The valuation allowance of $2.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.1 million as of March 31, 2019 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
Term Loan maturing 2022, net of deferred financing fees of $509 and $556; 4.25% and 4.11% interest rate at March 31, 2019 and December 31, 2018	$51,616	$52,694
Revolving Loans; 4.53% and 4.74% interest rate at March 31, 2019 and December 31, 2018	22,875	26,750
Various finance leases; weighted average interest rate of 4.8% at March, 31 2019 and December 31, 2018; principal and interest payable monthly through March 2024	46,818	47,737
Various other notes payable with a weighted average interest rate of 10.7% at March 31, 2019 and December 31, 2018; principal and interest payable monthly through November 2019	9	11
	121,318	127,192
Less current portion	(22,312)	(22,132)
	$99,006	$105,060

Credit Agreement
On July 14, 2017, the Company amended its Credit Agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30.0 million to $80.0 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60.0 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. In November 2018, the Company reduced the $80.0 million Revolving Loan commitment by $15.0 million.
As of March 31, 2019, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $39.9 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $22.9 million.

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
6. Leasing
Adoption of ASC Topic 842, Leases
In February 2016, the FASB issued ASC 842, Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases the lessee will recognize a straight-line total lease expense. In addition, ASC 842 changes the definition of a lease, which resulted in changes to the classification of certain service contracts with customers to lease arrangements. The Company adopted ASC 842 on January 1, 2019.
In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. The Company elected certain additional practical expedients permitted by the new guidance allowing the Company to carry forward historical accounting related to lease identification and classification for existing leases upon adoption. The Company elected, for its equipment asset classes, the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheet.
As part of the transition, the Company completed a comprehensive review of its lease portfolio, including significant leases by geography and by asset type that were impacted by the new guidance, and enhanced its controls around leasing. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets of approximately $46.9 million and operating lease liabilities of approximately $53.7 million, as of January 1, 2019. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s Consolidated Statements of Earnings or Cash Flows.
Lessee Accounting
The Company determines if an arrangement is a lease at inception. The Company's material lease contracts are generally for real estate or print equipment, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company’s leases classified as operating leases primarily consist of real estate leases. The Company’s real estate leases contain both lease and non-lease components, which are accounted for separately. The Company’s leases classified as finance leases primarily consist of print equipment. Certain of the print equipment leases under contract have lease and non-lease components, which are accounted for as a single lease component as discussed above. Other than the election to treat the Company's fixed lease payment as a single lease component, the accounting for finance leases will remain unchanged under ASC 842.
Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and are reduced by any lease incentives received. The lease terms primarily range from one to ten years, with renewal terms that can extend the lease term from 1 to 5 years. A portion of the Company’s real estate leases are generally subject to annual changes in the Consumer Price Index (CPI), which are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The tables below present financial information associated with its leases. This information is only presented as of, and for the three months ended, March 31, 2019 because, as noted above, the Company adopted Topic 842 using a transition method that does not require application to periods prior to adoption.

	Classification	March 31, 2019
Assets
Operating lease assets	Right-of-use assets from operating leases	$44,783
Finance lease assets	Property and equipment	82,292
	Less accumulated depreciation	(38,262)
	Property and equipment, net	44,030
Total lease assets		$88,813

Liabilities
Current
Operating	Current operating lease liabilities	$11,756
Finance	Current portion of long-term debt and finance leases	16,678
Long-term
Operating	Long-term operating lease liabilities	40,013
Finance	Long-term debt and finance leases	30,140
Total lease liabilities		$98,587

	Classification	Three Months Ended March 31, 2019
Operating lease cost	Cost of sales	$4,370
	Selling, general and administrative expenses	817
Total operating lease cost (1)		$5,187

Finance lease cost
Amortization of leased assets	Cost of sales	$4,554
	Selling, general and administrative expenses	65
Interest on lease liabilities	Interest expense, net	581
Total finance lease cost		5,200
Total lease cost		$10,387
(1) Includes variable lease costs and short-term lease costs of $715 and $71, respectively.

Maturity of lease liabilities (as of March 31, 2019)	Operating leases(1)	Finance leases(2)
2019	$12,257	$16,031
2020	11,924	15,792
2021	9,396	11,668
2022	7,811	6,356
2023	6,523	2,280
2024	4,577	236
Thereafter	11,009	—
Total	63,497	52,363
Less amount representing interest	11,728	5,545
Present value of lease liability	$51,769	$46,818
(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of March 31, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2) The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases and capital lease obligation as of December 31, 2018 were as follows:

Maturity of lease liabilities (as of December 31, 2018)	Operating leases	Capital leases
2019	$16,355	$16,872
2020	12,956	13,817
2021	10,130	10,141
2022	8,510	5,274
2023	7,054	1,633
Thereafter	16,650	—
Total	$71,655	$47,737

March 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.8
Finance leases	3.2

Weighted average discount rate
Operating leases	6.0%
Finance leases	4.8%

Other information	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,035
Operating cash flows from finance leases	$576
Financing cash flows from finance leases	$4,625
Lessor Accounting
The Company concluded that certain of its contracts with customers should be accounted for as operating leases upon adoption of ASC 842. Specifically, certain of the Company's MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842.
The Company's MPS arrangements consists of the placement, management, and optimization of print and imaging equipment in customers' offices, job sites, and other facilities under which the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” Accordingly, the fixed rate per unit charged to the customer covers the use of the equipment (i.e., the lease component), as well as the additional services performed by the Company as described above (i.e., the non-lease component). Certain of the Company's MPS contracts provide the customer the option to renew or terminate the agreement, which are considered when assessing the lease term. The Company elected the practical expedient to not separate certain lease and non-lease components related to its MPS arrangements, and accounts for the combined component under ASC 842. The pattern of revenue recognition for the Company's MPS revenue remains substantially unchanged following the adoption of ASC 842.
MPS revenue includes $28.7 million in rental income and $2.2 million in service income for the three months ended March 31, 2019. The Company's property and equipment, net of accumulated depreciation, includes approximately $40 million of equipment subject to leases with customers under the Company's MPS arrangements. Following the termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.
7. Commitments and Contingencies
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements used in the ordinary course of business.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of those matters will have a material effect on our consolidated financial position, results of operations or cash flows.

8. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. The Company's stock plan, as amended, currently authorizes the Company to issue up to 7.0 million shares of common stock. As of March 31, 2019, 2.0 million shares remained available for issuance under the stock plan.
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
During the three months ended March 31, 2019, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2019, the Company granted 0.5 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date.
Stock-based compensation expense was $0.6 million for the three months ended March 31, 2019, compared to stock-based compensation expense of $0.7 million for the three months ended March 31, 2018.
As of March 31, 2019, total unrecognized compensation cost related to unvested stock-based payments totaled $4.0 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.
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
As of March 31, 2019, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $7.5 million and $7.3 million as of March 31, 2019 and December 31, 2018, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of March 31, 2019 for borrowings under its Credit Agreement is $75.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $75.0 million as of March 31, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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
Managed Print Services (MPS), consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus®, which allows our customers to capture, control, manage, print, and account for their documents. MPS revenue is derived from two sources: 1) an engagement with the customer to place primarily large-format equipment, that we own or lease, at a construction site or in our customers’ offices, and 2) an arrangement by which our customers outsource their printing function to us, including all office printing, copying, and reprographics printing. In both cases this is recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for the three months ended March 31, 2019, with the remaining 21% consisting of sales to businesses outside of construction.

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
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of finance lease lines of credit. Our relationships with credit providers has provided attractive lease rates over the recent years, and as a result, we chose to lease rather than purchase equipment in a significant portion of our engagements.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in San Ramon, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2019	2018	$	%
CDIM	$50.8	$52.3	$(1.5)	(2.9)%
MPS	30.9	31.5	(0.6)	(1.8)%
AIM	3.3	2.9	0.3	11.6%
Equipment and supplies sales	12.1	11.0	1.2	10.5%
Total net sales	$97.1	$97.7	$(0.6)	(0.6)%

Gross profit	$30.7	$30.2	$0.5	1.6%
Selling, general and administrative expenses	$27.6	$27.3	$0.3	1.2%
Amortization of intangibles	$0.9	$1.0	$(0.1)	(11.2)%
Interest expense, net	$1.4	$1.4	$—	(0.8)%
Income tax provision	$0.3	$—	$0.2	628.2%
Net income attributable to ARC	$0.6	$0.6	$—	(5.7)%
Non-GAAP (1)
Adjusted net income attributable to ARC (1)	$0.6	$0.5	$0.1	29.0%
EBITDA (1)	$10.6	$10.2	$0.4	3.7%
Adjusted EBITDA (1)	$11.2	$10.9	$0.3	3.1%

(1)	See "Non-GAAP Financial Measures" on pg. 25 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2019 (1)	2018 (1)
Net Sales	100.0%	100.0%
Cost of sales	68.4	69.1
Gross profit	31.6	30.9
Selling, general and administrative expenses	28.5	27.9
Amortization of intangibles	0.9	1.0
Income from operations	2.2	1.9
Interest expense, net	1.5	1.5
Income before income tax provision	0.8	0.5
Income tax provision	0.3	—
Net income	0.5	0.5
Loss attributable to the noncontrolling interest	0.1	0.2
Net income attributable to ARC	0.6%	0.6%
Non-GAAP (2)
EBITDA (2)	10.9%	10.5%
Adjusted EBITDA (2)	11.6%	11.2%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 25 for additional information.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Net Sales
Net sales for the three months ended March 31, 2019 decreased 0.6% compared to the same period in 2018 due primarily to declines in our print-based sales.
CDIM. Year-over-year sales of CDIM services decreased $1.5 million, or 2.9%, for the three months ended March 31, 2019. The decrease in sales of CDIM services was driven by one less business day in 2019, as well as the continued but moderating reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 52% of total net sales for the three months ended March 31, 2019 compared to 54% for the three months ended March 31, 2018.
MPS. Year-over-year MPS sales for the three months ended March 31, 2019 decreased $0.6 million, or 1.8%. The decline in MPS sales for the three months ended March 31, 2019 was due to one less business day in 2019, in addition to an overall decline in print volumes from our existing customers. The decline in print volumes was driven in part by the continued optimization of our customers' in-house print environments. Our MPS offering delivers value to our customers by optimizing their print infrastructure, which in turn, will lower their print volume over time. MPS sales represented approximately 32% of total net sales for both the three months ended March 31, 2019 and 2018.
The number of MPS locations has grown to approximately 10,580 as of March 31, 2019, representing a net increase of approximately 310 locations compared to March 31, 2018. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce printing costs in the AEC/O industry.
AIM. Year-over-year sales of AIM services increased $0.3 million, or 11.6% for the three months ended March 31, 2019. The increase in sales of our AIM services was primarily driven by increased sales of solutions for building owners and facilities managers. We are driving an expansion of our addressable market for AIM services by targeting building owners and facilities managers that require on-demand access to their legacy documents to operate their assets efficiently.

Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $1.2 million, or 10.5% for the three months ended March 31, 2019. The increase in Equipment and Supplies sales were primarily driven by the sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese business venture. Equipment and Supplies sales at UDS increased to $6.9 million for the three months ended March 31, 2019, compared to $5.2 million for the three months ended March 31, 2018. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment as opposed to using equipment through onsite services arrangements. Equipment and Supplies sales continued to decline in the U.S. for the three months ended March 31, 2019. We do not anticipate growth in Equipment and Supplies sales outside of China as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended March 31, 2019, gross profit and gross margin increased to $30.7 million, and 31.6% compared to $30.2 million and 30.9%, during the same period in 2018, on a sales decline of $0.6 million.
The increase in our gross margins for the three months ended March 31, 2019 was primarily driven by certain gross margin improvement initiatives we commenced in 2018 as well as a moderation of healthcare costs as compared to the comparable period in the prior year .
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $0.3 million, or 1.2%, for the three months ended March 31, 2019 compared to the same period in 2018.
General and administrative expenses increased $0.6 million, or 4.2%, for the three months ended March 31, 2019. The increase in expenses was primarily driven by increased cloud hosting expenses and consulting expenses.
Year-over-year sales and marketing expenses decreased $0.3 million for the three months ended March 31, 2019. The year-over-year decrease in sales and marketing expenses for the three months ended March 31, 2019 was primarily due to an optimization of our sales organization, maintaining certain investments that yielded positive results and discontinuing those investments that did not.
Amortization of Intangibles
Amortization of intangibles of $0.9 million for the three months ended March 31, 2019 decreased slightly compared to the same period in 2018 due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense was flat at $1.4 million for the three months ended March 31, 2019 compared to the same period in 2018. The continued pay down of our long-term debt was partially offset by rising interest rates.
Income Taxes

We recorded an income tax provision of $0.3 million in relation to pretax income of $0.7 million for the three months ended March 31, 2019, which resulted in an effective income tax rate of 38.8%. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 31.1%.

By comparison, we recorded an income tax provision of $39 thousand in relation to pretax income of $0.5 million for the three months ended March 31, 2018, which resulted in an effective income tax rate of 7.6%. For the three months ended March 31, 2018, our effective income tax rate would have been 36.1%, excluding the impact of an additional valuation allowance and certain stock-based compensation not deductible for income tax purposes and other discrete items.

We have a deferred tax asset of approximately $2.4 million related to certain stock-based compensation with a strike price of $8.20 that is pending to expire in the second quarter of 2019. Upon expiration, if unexercised, we will record deferred tax expense of approximately $2.4 million, which will be treated as a discrete item.

We have a $2.2 million valuation allowance against certain deferred tax assets as of March 31, 2019.

Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC decreased slightly to $0.6 million during the three months ended March 31, 2019. The change in net income attributable compared to the prior year period was driven by increased gross profit, partially offset by increases in selling, general and administrative expenses and the tax provision for the three months ended March 31, 2019.
EBITDA
EBITDA margin increased to 10.9% for the three months ended March 31, 2019, from 10.5% for the same period in 2018. Excluding the effect of stock-based compensation, adjusted EBITDA margin increased to 11.6% during the three months ended March 31, 2019, as compared to 11.2% for the same period in 2018. The increase in adjusted EBITDA margin for the three months ended March 31, 2019 was primarily due to the increase in gross profit noted above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2019 and 2018 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2019 and 2018. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three months ended March 31, 2019 and 2018 to exclude stock-based compensation expense. The adjustment of EBITDA is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by (used in) operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2019	2018
Cash flows provided by (used in) operating activities	$2,665	$(1,979)
Changes in operating assets and liabilities	7,102	11,553
Non-cash expenses, including depreciation and amortization	(9,320)	(9,098)
Income tax provision	284	39
Interest expense, net	1,430	1,442
Loss attributable to the noncontrolling interest	145	152
Depreciation and amortization	8,318	8,137
EBITDA	$10,624	$10,246
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2019	2018
Net income attributable to ARC Document Solutions, Inc.	$592	$628
Interest expense, net	1,430	1,442
Income tax provision	284	39
Depreciation and amortization	8,318	8,137
EBITDA	10,624	10,246
Stock-based compensation	608	653
Adjusted EBITDA	$11,232	$10,899

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2019 (1)	2018 (1)
Net income margin attributable to ARC Document Solutions, Inc.	0.6%	0.6%
Interest expense, net	1.5	1.5
Income tax provision	0.3	—
Depreciation and amortization	8.6	8.3
EBITDA margin	10.9	10.5
Stock-based compensation	0.6	0.7
Adjusted EBITDA margin	11.6%	11.2%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2019	2018
Net income attributable to ARC Document Solutions, Inc.	$592	$628
Deferred tax valuation allowance and other discrete tax items	26	(149)
Adjusted net income attributable to ARC Document Solutions, Inc.	$618	$479

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	45,118	44,741
Diluted	45,355	44,855
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average common shares outstanding:
Basic	45,118	44,741
Diluted	45,355	44,855

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of March 31, 2019, was $18.8 million. Of this amount, $12.7 million was held in foreign countries, with $11.0 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2019	2018
Net cash provided by (used in) operating activities	$2,665	$(1,979)
Net cash used in investing activities	$(3,030)	$(2,512)
Net cash used in financing activities	$(9,644)	$(9,695)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations during the three months ended March 31, 2019 compared to the same period in 2018 was primarily a result of the timing of cash outlays related to accounts payable and accrued expenses. Days sales outstanding (“DSO”) was 56 days as of March 31, 2019 and 55 as of March 31, 2018.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $3.2 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively. The change in capital expenditures is driven primarily by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash.
Financing Activities
Net cash of $9.6 million used in financing activities during the three months ended March 31, 2019 primarily relates to payments on our debt agreements and finance leases. During the first quarter of 2019, we continued to pay down the outstanding revolving loans under our Credit Agreement.
Our cash position, working capital, and debt obligations as of March 31, 2019 and December 31, 2018 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2019	December 31, 2018
Cash and cash equivalents	$18,770	$29,433
Working capital	$19,938	$34,425

Borrowings from credit agreement (1) (2)	$74,491	$79,444
Other debt obligations	46,827	47,748
Total debt obligations	$121,318	$127,192

(1) Net of deferred financing fees of $0.5 million and $0.6 million at March 31, 2019 and December 31, 2018, respectively.
(2) Includes $22.9 million and $26.8 million of revolving loans outstanding under our Credit Agreement at March 31, 2019 and December 31, 2018, respectively.
The decrease of $14.5 million in working capital in 2019 was primarily due to the decline in cash resulting from the timing of payments related to year-end accrued expenses as well as the addition of the current portion of operating lease liabilities on the balance sheet due to the new lease accounting rules that came into effect in 2019. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $18.8 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Prior to being amended, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to being amended, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30.0 million to $80.0 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60.0 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment to the Credit Agreement, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. In November 2018, we reduced the $80.0 million Revolving Loan commitment by $15.0 million.
As of March 31, 2019, our borrowing availability under the Revolving Loan commitment was $39.9 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $22.9 million.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of March 31, 2019 and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.

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
Finance Leases
As of March 31, 2019, we had $46.8 million of finance lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2019 and 2024.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of those matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2018 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2018 Annual Report on Form 10-K.
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

For our annual goodwill impairment test as of September 30, 2017, we elected to early-adopt ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. As a result, we compare the fair value of a reporting unit with its respective carrying value, and recognized an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value.

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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.2 million valuation allowance against certain deferred tax assets as of March 31, 2019.
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

Our effective income tax rate differs from the statutory tax rate primarily due to the effect of the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017, the valuation allowance on certain of the Company’s deferred tax assets, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, and other discrete items. See Note 4 “Income Taxes” for further information.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements and the adoption of ASC 842, Leases, on January 1, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 ("Exchange Act") are recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of those matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties appears in Part I, Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. You should carefully consider those risks and uncertainties, which could materially affect our business, financial condition and results of operations. There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

On May 1, 2019, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through March 31, 2021. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

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
Date: May 8, 2019

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