Form 10-Q
period 2019-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2019-08-07
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 46,066,402 as of July 31, 2019.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2019

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$21,741	$29,433
Accounts receivable, net of allowances for accounts receivable of $2,074 and $2,016	59,681	58,035
Inventories, net	16,498	16,768
Prepaid expenses	5,965	4,937
Other current assets	7,763	6,202
Total current assets	111,648	115,375
Property and equipment, net of accumulated depreciation of $205,791 and $199,480	70,330	70,668
Right-of-use assets from operating leases	42,845	—
Goodwill	121,051	121,051
Other intangible assets, net	3,378	5,126
Deferred income taxes	21,055	24,946
Other assets	2,155	2,550
Total assets	$372,462	$339,716
Liabilities and Equity
Current liabilities:
Accounts payable	$23,778	$24,218
Accrued payroll and payroll-related expenses	13,605	17,029
Accrued expenses	20,018	17,571
Current operating lease liability	11,372	—
Current portion of long-term debt and finance leases	22,916	22,132
Total current liabilities	91,689	80,950
Long-term operating lease liabilities	38,550	—
Long-term debt and finance leases	94,070	105,060
Other long-term liabilities	400	6,404
Total liabilities	224,709	192,414
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 49,144 and 48,492 shares issued and 46,066 and 45,818 shares outstanding	49	48
Additional paid-in capital	124,837	123,525
Retained earnings	30,513	29,397
Accumulated other comprehensive loss	(3,823)	(3,351)
	151,576	149,619
Less cost of common stock in treasury, 3,078 and 2,674 shares	10,217	9,350
Total ARC Document Solutions, Inc. stockholders’ equity	141,359	140,269
Noncontrolling interest	6,394	7,033
Total equity	147,753	147,302
Total liabilities and equity	$372,462	$339,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales	$98,873	$104,190	195,995	201,898
Cost of sales	65,025	68,355	131,472	135,878
Gross profit	33,848	35,835	64,523	66,020
Selling, general and administrative expenses	27,219	27,506	54,856	54,807
Amortization of intangible assets	867	985	1,762	1,993
Income from operations	5,762	7,344	7,905	9,220
Other income, net	(18)	(20)	(36)	(101)
Interest expense, net	1,372	1,516	2,802	2,958
Income before income tax provision	4,408	5,848	5,139	6,363
Income tax provision	3,896	1,840	4,180	1,879
Net income	512	4,008	959	4,484
Loss attributable to the noncontrolling interest	12	66	157	218
Net income attributable to ARC Document Solutions, Inc. shareholders	$524	$4,074	$1,116	$4,702
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.09	$0.02	$0.10
Diluted	$0.01	$0.09	$0.02	$0.10
Weighted average common shares outstanding:
Basic	45,225	44,936	45,172	44,839
Diluted	45,298	44,979	45,328	44,924
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income	$512	$4,008	$959	$4,484
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(180)	(1,713)	(954)	(1,313)
Other comprehensive loss, net of tax	(180)	(1,713)	(954)	(1,313)
Comprehensive income	332	2,295	5	3,171
Comprehensive loss income attributable to noncontrolling interest	(288)	(366)	(639)	(162)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$620	$2,661	$644	$3,333
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2018	47,936	$48	$121,650	$21,152	$(1,954)	$(9,350)	$7,578	$139,124
Stock-based compensation	390		574					574
Issuance of common stock under Employee Stock Purchase Plan	19		28					28
Treasury shares						—		—
Comprehensive income (loss)				4,074	(1,413)		(366)	2,295
Balance at June 30, 2018	48,345	$48	$122,252	$25,226	$(3,367)	$(9,350)	$7,212	$142,021

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2019	48,969	$49	$124,182	$29,989	$(3,919)	$(9,416)	$6,682	$147,567
Stock-based compensation	157	—	624					624
Issuance of common stock under Employee Stock Purchase Plan	18		31					31
Treasury shares						(801)		(801)
Comprehensive income (loss)				524	96		(288)	332
Balance at June 30, 2019	49,144	$49	$124,837	$30,513	$(3,823)	$(10,217)	$6,394	$147,753

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2017	47,913	$48	$120,953	$20,524	$(1,998)	$(9,290)	$7,374	$137,611
Stock-based compensation	390		1,227					1,227
Issuance of common stock under Employee Stock Purchase Plan	42		72					72
Treasury shares						(60)		(60)
Comprehensive income (loss)				4,702	(1,369)		(162)	3,171
Balance at June 30, 2018	48,345	$48	$122,252	$25,226	$(3,367)	$(9,350)	$7,212	$142,021

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	607	1	1,231					1,232
Issuance of common stock under Employee Stock Purchase Plan	45		81					81
Treasury shares						(867)		(867)
Comprehensive income (loss)				1,116	(472)		(639)	5
Balance at June 30, 2019	49,144	$49	$124,837	$30,513	$(3,823)	$(10,217)	$6,394	$147,753
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$959	$4,484
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	354	555
Depreciation	14,570	14,319
Amortization of intangible assets	1,762	1,993
Amortization of deferred financing costs	110	119
Stock-based compensation	1,232	1,227
Deferred income taxes	3,902	1,707
Deferred tax valuation allowance	26	51
Other non-cash items, net	(89)	(106)
Changes in operating assets and liabilities:
Accounts receivable	(2,094)	(4,674)
Inventory	231	1,074
Prepaid expenses and other assets	3,981	(763)
Accounts payable and accrued expenses	(5,957)	2,979
Net cash provided by operating activities	18,987	22,965
Cash flows from investing activities
Capital expenditures	(6,005)	(6,717)
Other	301	372
Net cash used in investing activities	(5,704)	(6,345)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	81	72
Share repurchases	(867)	(60)
Contingent consideration on prior acquisitions	(3)	(114)
Payments on long-term debt agreements and finance leases	(11,446)	(11,414)
Borrowings under revolving credit facilities	13,250	6,125
Payments under revolving credit facilities	(21,000)	(13,875)
Net cash used in financing activities	(19,985)	(19,266)
Effect of foreign currency translation on cash balances	(990)	(675)
Net change in cash and cash equivalents	(7,692)	(3,321)
Cash and cash equivalents at beginning of period	29,433	28,059
Cash and cash equivalents at end of period	$21,741	$24,738
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$8,817	$10,928
Operating lease obligations incurred	$2,359	$—
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements presented reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
CDIM	$54,394	$55,531	$105,199	$107,851
MPS(1)	31,578	33,330	62,485	64,797
AIM	3,601	3,170	6,863	6,093
Equipment and supplies sales	9,300	12,159	21,448	23,157
Net sales	$98,873	$104,190	$195,995	$201,898
(1) MPS includes $29.4 million of rental income and $2.2 million of service income for the three months ended June 30, 2019, and $58.0 million of rental income and $4.4 million of service income for the six months ended June 30, 2019.
CDIM consists of professional services and software services to (i) reproduce and distribute large-format and small-format documents in either black and white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all of the Company’s revenue from CDIM comes from professional services to reproduce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the reproduced Ordered Prints. Transfer of control occurs at a specific point in time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus®, which allows our customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of Accounting Standards Codification ("ASC") 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. See Note 6, Leasing, for additional information.
AIM combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our hosted SKYSITE® software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represents the majority of AIM revenue, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point in time, when the Scanned Documents are delivered to the customer either through SKYSITE or on electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

Equipment and Supplies sales consist of reselling printing, imaging, and related equipment (“Goods”) to customers primarily in architectural, engineering and construction firms. Sales of equipment and supplies are initiated through a customer order and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the Goods. Transfer of control occurs at a specific point in time, when the Goods are delivered to the customer’s site. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue. The Company has experienced minimal customer returns or refunds and does not offer a warranty on equipment that it is reselling.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, Leases. The new guidance replaced the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. The Company adopted ASC 842 on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. For additional information about the impact of the adoption of ASC 842, see Note 6, Leasing.
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
Risk and Uncertainties
The Company generates the majority of its revenue from sales of services and products to customers in the architectural, engineering, construction and building owner/operator ("AEC/O") industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates. Reduced activity (relative to historic levels) in the AEC/

O industry would diminish demand for some of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2019, 5.5 million and 5.6 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, respectively, because they were anti-dilutive. For the three and six months ended June 30, 2018, 5.4 million and 5.2 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, respectively, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average common shares outstanding during the period—basic	45,225	44,936	45,172	44,839
Effect of dilutive stock options	73	43	156	85
Weighted average common shares outstanding during the period—diluted	45,298	44,979	45,328	44,924

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
Given the changing document and printing needs of the Company’s customers, and the uncertainties regarding the effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment test in 2018 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2019, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2018 through June 30, 2019.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2019 and December 31, 2018 which continue to be amortized:

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,237	$96,179	$3,058	$99,136	$94,345	$4,791
Trade names and trademarks	20,289	19,969	320	20,259	19,924	335
	$119,526	$116,148	$3,378	$119,395	$114,269	$5,126
Estimated future amortization expense of other intangible assets for the remainder of the 2019 fiscal year, and each of the subsequent four fiscal years and thereafter are as follows:

2019 (excluding the six months ended June 30, 2019)	$1,374
2020	1,525
2021	172
2022	99
2023	42
Thereafter	166
$3,378
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.

The Company recorded an income tax provision of $3.9 million and $4.2 million in relation to pretax income of $4.4 million and $5.1 million for the three and six months ended June 30, 2019, respectively, which resulted in an effective income tax rate of 88.4% and 81.3%, respectively. The Company recorded an income tax provision of $1.8 million and $1.9 million and in relation to pretax income of $5.8 million and $6.4 million for the three and six months ended June 30, 2018, respectively, which resulted in an effective income tax rate of 31.5% and 29.5%, respectively. The increase in the Company's effective income tax rate for the three and six months ended June 30, 2019 was due to deferred tax expense related to certain stock-based compensation that expired in the second quarter of 2019.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2019.

Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2019 are considered more likely than not to be realized. The valuation allowance of $2.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.1 million as of June 30, 2019 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Term Loan maturing 2022, net of deferred financing fees of $462 and $556; 4.17% and 4.11% interest rate at June 30, 2019 and December 31, 2018	$50,538	$52,694
Revolving Loans; 4.71% and 4.74% interest rate at June 30, 2019 and December 31, 2018	19,000	26,750
Various finance leases; weighted average interest rate of 4.9% and 4.8% at June 30, 2019 and December 31, 2018; principal and interest payable monthly through June 2024	47,439	47,737
Various other notes payable with a weighted average interest rate of 10.7% at June 30, 2019 and December 31, 2018; principal and interest payable monthly through November 2019	9	11
	116,986	127,192
Less current portion	(22,916)	(22,132)
	$94,070	$105,060

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
As of June 30, 2019, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $43.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $19.0 million.

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
As part of the transition, the Company completed a comprehensive review of its lease portfolio, including significant leases by geography and by asset type that were impacted by the new guidance, and enhanced its controls around leasing. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets of approximately $46.9 million and operating lease liabilities of approximately $53.7 million, as of January 1, 2019. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. The adoption did not materially impact the Company’s Consolidated Statements of Operations or Cash Flows.
Lessee Accounting
The Company determines whether an arrangement is a lease contract at inception. The Company's material lease contracts are generally for real estate or print equipment, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company’s leases that are classified as operating leases primarily consist of real estate leases. The Company’s real estate leases contain both lease and non-lease components, which are accounted for separately. The Company’s leases that are classified as finance leases primarily consist of print equipment. Certain print equipment leases have lease and non-lease components, which are accounted for as a single lease component as discussed above. Other than the election to treat the Company's fixed lease payment as a single lease component, the accounting for finance leases will remain unchanged under ASC 842.
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
The tables below present financial information associated with the Company's leases. This information is only presented as of, and for the three and six months ended, June 30, 2019 because, as noted above, the Company adopted ASC 842 using a transition method that does not require application to periods prior to adoption.

	Classification	June 30, 2019
Assets
Operating lease assets	Right-of-use assets from operating leases	$42,845
Finance lease assets	Property and equipment	83,761
	Less accumulated depreciation	(39,217)
	Property and equipment, net	44,544
Total lease assets		$87,389

Liabilities
Current
Operating	Current operating lease liabilities	$11,372
Finance	Current portion of long-term debt and finance leases	16,906
Long-term
Operating	Long-term operating lease liabilities	38,550
Finance	Long-term debt and finance leases	30,533
Total lease liabilities		$97,361

	Classification	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Cost of sales	$4,415	$8,785
	Selling, general and administrative expenses	923	1,740
Total operating lease cost (1)		$5,338	$10,525

Finance lease cost
Amortization of leased assets	Cost of sales	$4,746	$9,300
	Selling, general and administrative expenses	62	127
Interest on lease liabilities	Interest expense, net	536	1,117
Total finance lease cost		5,344	10,544
Total lease cost		$10,682	$21,069
(1) Includes variable lease costs and short-term lease costs of $768 and $194, respectively for the three months ended June 30, 2019, and variable lease costs and short-term lease costs of $1,487 and $264, respectively for the six months ended June 30, 2019

Maturity of lease liabilities (as of June 30, 2019)	Operating leases(1)	Finance leases(2)
2019	$7,288	$9,754
2020	12,335	17,208
2021	9,832	13,113
2022	8,209	7,728
2023	6,939	3,482
2024	5,254	652
Thereafter	10,688	—
Total	60,545	51,937
Less amount representing interest	10,623	4,498
Present value of lease liability	$49,922	$47,439
(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of June 30, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
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

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases and capital lease obligation as of December 31, 2018 were as follows:

Maturity of lease liabilities (as of December 31, 2018)	Operating leases	Capital leases
2019	$16,355	$16,872
2020	12,956	13,817
2021	10,130	10,141
2022	8,510	5,274
2023	7,054	1,633
Thereafter	16,650	—
Total	$71,655	$47,737

June 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.7
Finance leases	3.2

Weighted average discount rate
Operating leases	5.9%
Finance leases	4.9%

Other information	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,017
Operating cash flows from finance leases	$1,138
Financing cash flows from finance leases	$9,196
Lessor Accounting
The Company concluded that certain of its contracts with customers contain leases under the new leasing standard and accordingly should be accounted for as operating leases upon adoption of ASC 842. Specifically, certain of the Company's MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are now accounted for as operating leases under ASC 842.
The Company's MPS arrangements consists of the placement, management, and optimization of print and imaging equipment in customers' offices, job sites, and other facilities under which the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge.” Accordingly, the fixed rate per unit charged to the customer covers the use of the equipment (i.e., the lease component), as well as the additional services performed by the Company as described above (i.e., the non-lease component). Certain of the Company's MPS contracts provide the customer the option to renew or terminate the agreement, which are considered when assessing the lease term. The Company elected the practical expedient to not separate certain lease and non-lease components related to its MPS arrangements, and accounts for the combined component under ASC 842. The pattern of revenue recognition for the Company's MPS revenue has remained substantially unchanged following the adoption of ASC 842.
MPS revenue includes $29.4 million of rental income and $2.2 million of service income for the three months ended June 30, 2019, and $58.0 million of rental income and $4.4 million of service income for the six months ended June 30, 2019. The Company's property and equipment, net of accumulated depreciation, includes approximately $40 million of equipment subject to leases with customers under the Company's MPS arrangements. Following the termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.
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

8. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. The Company's stock plan, as amended, currently authorizes the Company to issue up to 7.0 million shares of common stock. As of June 30, 2019, 1.9 million shares remained available for issuance under the stock plan.
Stock options granted under the Company's stock plan generally expire no later than ten years from the date of grant. Options generally vest and become fully exercisable over a period of three to four years from date of award, except that options granted to non-employee directors may vest over a shorter time period. The exercise price of options is equal to at least 100% of the fair market value of the Company’s common stock on the date of grant. The Company allows for cashless exercises of vested outstanding options.
During the six months ended June 30, 2019, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2019, the Company granted 0.5 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 26 thousand shares of restricted stock awards to each of the Company's six non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.
Stock-based compensation expense was $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively, compared to stock-based compensation expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2018.
As of June 30, 2019, total unrecognized compensation cost related to unvested stock-based payments totaled $3.7 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.
As of June 30, 2019, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $7.3 million as of June 30, 2019 and December 31, 2018, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2019 for borrowings under its Credit Agreement is $70.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $70.0 million as of June 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019.
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

Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for the six months ended June 30, 2019, with the remaining 21% consisting of sales to businesses outside of construction.
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

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2019	2018	$	%	2019	2018 (2)	$	%
CDIM	$54.4	$55.5	$(1.1)	(2.0)%	$105.2	$107.9	$(2.7)	(2.5)%
MPS	31.6	33.3	(1.8)	(5.3)%	62.5	64.8	(2.3)	(3.6)%
AIM	3.6	3.2	0.4	13.6%	6.9	6.1	0.8	12.6%
Equipment and supplies sales	9.3	12.2	(2.9)	(23.5)%	21.4	23.2	(1.7)	(7.4)%
Total net sales	$98.9	$104.2	$(5.3)	(5.1)%	$196.0	$201.9	$(5.9)	(2.9)%

Gross profit	$33.8	$35.8	$(2.0)	(5.5)%	$64.5	$66.0	$(1.5)	(2.3)%
Selling, general and administrative expenses	$27.2	$27.5	$(0.3)	(1.0)%	$54.9	$54.8	$—	0.1%
Amortization of intangibles	$0.9	$1.0	$(0.1)	(12.0)%	$1.8	$2.0	$(0.2)	(11.6)%
Interest expense, net	$1.4	$1.5	$(0.1)	(9.5)%	$2.8	$3.0	$(0.2)	(5.3)%
Income tax provision	$3.9	$1.8	$2.1	111.7%	$4.2	$1.9	$2.3	122.5%
Net income attributable to ARC	$0.5	$4.1	$(3.6)	(87.1)%	$1.1	$4.7	$(3.6)	(76.3)%
Non-GAAP (1)
Adjusted net income attributable to ARC (1)	$3.1	$4.1	$(1.0)	(24.8)%	$3.7	$4.6	$(0.9)	(19.3)%
EBITDA (1)	$13.8	$15.6	$(1.8)	(11.5)%	$24.4	$25.9	$(1.4)	(5.5)%
Adjusted EBITDA (1)	$14.4	$16.2	$(1.7)	(10.8)%	$25.7	$27.1	$(1.4)	(5.2)%

(1)	See "Non-GAAP Financial Measures" on pg. 26 for additional information.

(2)	Column does not foot due to rounding.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018 (1)	2019	2018 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	65.6	67.1	67.3
Gross profit	34.2	34.4	32.9	32.7
Selling, general and administrative expenses	27.5	26.4	28.0	27.1
Amortization of intangibles	0.9	0.9	0.9	1.0
Income from operations	5.8	7.0	4.0	4.6
Interest expense, net	1.4	1.5	1.4	1.5
Income before income tax provision	4.5	5.6	2.6	3.2
Income tax provision	3.9	1.8	2.1	0.9
Net income	0.5	3.8	0.5	2.2
Loss attributable to the noncontrolling interest	—	0.1	0.1	0.1
Net income attributable to ARC	0.5%	3.9%	0.6%	2.3%
Non-GAAP (2)
EBITDA (2)	14.0%	15.0%	12.5%	12.8%
Adjusted EBITDA (2)	14.6%	15.5%	13.1%	13.4%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 26 for additional information.
Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Net Sales
Net sales for the three and six months ended June 30, 2019 decreased 5.1% and 2.9%, respectively, compared to the same periods in 2018 due to declines in our print-based sales and equipment and supplies sales.
CDIM. Year-over-year sales of CDIM services decreased $1.1 million, or 2.0%, and $2.7 million, or 2.5%, for the three and six months ended June 30, 2019, respectively. The decrease in sales of CDIM services was driven by the continued reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 55% and 54% of total net sales for the three and six months ended June 30, 2019, respectively, compared to 53% for the three and six months ended June 30, 2018.
MPS. Year-over-year MPS sales for the three and six months ended June 30, 2019 decreased $1.8 million, or 5.3%, and $2.3 million, or 3.6%, respectively. The decline in MPS sales was primarily due to an overall decrease in print volumes from our existing customers. Our MPS offering delivers value to our customers by optimizing their print infrastructure primarily during the first year after joining us as a customer. MPS sales represented approximately 32% of total net sales for both the three and six months ended June 30, 2019 and 2018.
The number of MPS locations has grown to approximately 10,675 as of June 30, 2019, representing a net increase of approximately 285 locations compared to June 30, 2018. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce printing costs in the AEC/O industry.
AIM. Year-over-year sales of AIM services increased $0.4 million, or 13.6%, and $0.8 million, or 12.6%, for the three and six months ended June 30, 2019, respectively. The increase in sales of our AIM services was primarily driven by sales of solutions for building owners and facilities managers. We are driving an expansion of our addressable market for AIM services by targeting building owners and facilities managers that require on-demand access to their legacy documents to operate their assets efficiently.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $2.9 million, or 23.5%, and $1.7 million, or 7.4%, for the three and six months ended June 30, 2019, respectively. The decline in Equipment and Supplies sales was primarily driven by the market slow down in China which decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture. Equipment and Supplies sales at UDS were $4.3 million and $11.1 million for the three and six months ended June 30, 2019, respectively, compared to $6.7 million and $11.9 million for the three and six months ended June 30, 2018. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment as opposed to using equipment through onsite services arrangements though recent changes in the market may be indicative of a shift in procurement practices. Equipment and Supplies sales continued to decline in the U.S. for the three and six months ended June 30, 2019. We do not anticipate growth in Equipment and Supplies sales as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended June 30, 2019, gross profit and gross margin decreased to $33.8 million, and 34.2% compared to $35.8 million and 34.4%, during the same period in 2018, on a sales decline of $5.3 million.
During the six months ended June 30, 2019, gross profit decreased to $64.5 million compared to $66.0 million during the same period in 2018, while gross margin increased slightly to 32.9% compared to 32.7% during the same period in 2018, on a sales decline of $5.9 million.
The increase in our gross margins for the six months ended June 30, 2019 was primarily driven by certain gross margin improvement initiatives we commenced in 2018 as well as a moderation of healthcare costs as compared to the comparable period in the prior year.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.3 million, or 1.0%, for the three months ended June 30, 2019 compared to the same period in 2018, and were flat for the six months ended June 30, 2019 compared to the same period in 2018.
General and administrative expenses decreased $0.5 million, or 3.2%, for the three months ended June 30, 2019. The decrease in expenses was primarily driven by a moderation of healthcare costs as compared to the comparable period in the prior year. This decline was offset for the six months ended June 30, 2019 by increased cloud hosting expenses and consulting expenses.
Year-over-year sales and marketing expenses increased $0.2 million for the three months ended June 30, 2019, but was flat on a year to date basis. On an ongoing basis we optimize our sales organization, maintaining certain investments that yield positive results and discontinuing those investments that do not.
Amortization of Intangibles
Amortization of intangibles of $0.9 million and $1.8 million for the three and six months ended June 30, 2019, respectively, decreased slightly compared to the same periods in 2018 due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $1.4 million and $2.8 million for the three and six months ended June 30, 2019, respectively, decreased compared to the same periods in 2018 due to the continued pay down of our long-term debt. This decrease was partially offset by rising interest rates.

Income Taxes

We recorded an income tax provision of $3.9 million and $4.2 million in relation to pretax income of $4.4 million and $5.1 million for the three and six months ended June 30, 2019, respectively, which resulted in an effective income tax rate of 88.4% and 81.3%. The increase in our effective income tax rate for the three and six months ended June 30, 2019 was due to deferred tax expense related to certain stock-based compensation that expired in the second quarter of 2019. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 30.3% and 30.4% for the three and six months ended June 30, 2019, respectively.

By comparison, we recorded an income tax provision of $1.8 million and $1.9 million and in relation to pretax income of $5.8 million and $6.4 million for the three and six months ended June 30, 2018, respectively, which resulted in an effective income tax rate of 31.5% and 29.5%. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 30.3% and 30.8% for the three and six months ended June 30, 2018, respectively.

We have a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2019.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC decreased to $0.5 million and $1.1 million during the three and six months ended June 30, 2019, respectively. The change in net income attributable to ARC compared to the prior year period was driven by a decline in gross profit and an increase in the income tax provision related to discrete items noted above for the three and six months ended June 30, 2019.
EBITDA
EBITDA margin decreased to 14.0% and 12.5% for the three and six months ended June 30, 2019, respectively, from 15.0% and 12.8% for the same periods in 2018. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 14.6% and 13.1% during the three and six months ended June 30, 2019, respectively, as compared to 15.5% and 13.4% for the same periods in 2018. The decrease in adjusted EBITDA margin for the three and six months ended June 30, 2019 was primarily due to the decrease in gross profit noted above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2019 and 2018 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2019 and 2018. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and six months ended June 30, 2019 and 2018 to exclude stock-based compensation expense. The adjustment of EBITDA is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Cash flows provided by operating activities	$16,322	$24,944	$18,987	$22,965
Changes in operating assets and liabilities	(3,263)	(10,169)	3,839	1,384
Non-cash expenses, including depreciation and amortization	(12,547)	(10,767)	(21,867)	(19,865)
Income tax provision	3,896	1,840	4,180	1,879
Interest expense, net	1,372	1,516	2,802	2,958
Loss attributable to the noncontrolling interest	12	66	157	218
Depreciation and amortization	8,014	8,175	16,332	16,312
EBITDA	$13,806	$15,605	$24,430	$25,851

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to ARC Document Solutions, Inc.	$524	$4,074	$1,116	$4,702
Interest expense, net	1,372	1,516	2,802	2,958
Income tax provision	3,896	1,840	4,180	1,879
Depreciation and amortization	8,014	8,175	16,332	16,312
EBITDA	13,806	15,605	24,430	25,851
Stock-based compensation	624	574	1,232	1,227
Adjusted EBITDA	$14,430	$16,179	$25,662	$27,078

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019 (1)	2018	2019 (1)	2018
Net income margin attributable to ARC Document Solutions, Inc.	0.5%	3.9%	0.6%	2.3%
Interest expense, net	1.4	1.5	1.4	1.5
Income tax provision	3.9	1.8	2.1	0.9
Depreciation and amortization	8.1	7.8	8.3	8.1
EBITDA margin	14.0	15.0	12.5	12.8
Stock-based compensation	0.6	0.6	0.6	0.6
Adjusted EBITDA margin	14.6%	15.5%	13.1%	13.4%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income attributable to ARC Document Solutions, Inc.	$524	$4,074	$1,116	$4,702
Deferred tax valuation allowance and other discrete tax items	2,592	72	2,618	(77)
Adjusted net income attributable to ARC Document Solutions, Inc.	$3,116	$4,146	$3,734	$4,625

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.01	$0.09	$0.02	$0.10
Diluted	$0.01	$0.09	$0.02	$0.10
Weighted average common shares outstanding:
Basic	45,225	44,936	45,172	44,839
Diluted	45,298	44,979	45,328	44,924
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.07	$0.09	$0.08	$0.10
Diluted	$0.07	$0.09	$0.08	$0.10
Weighted average common shares outstanding:
Basic	45,225	44,936	45,172	44,839
Diluted	45,298	44,979	45,328	44,924

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of June 30, 2019, was $21.7 million. Of this amount, $12.3 million was held in foreign countries, with $10.3 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended June 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$18,987	$22,965
Net cash used in investing activities	$(5,704)	$(6,345)
Net cash used in financing activities	$(19,985)	$(19,266)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the six months ended June 30, 2019 compared to the same periods in 2018 was primarily a result of the timing of cash outlays related to accounts payable and accrued expenses. Days sales outstanding (“DSO”) was 54 days as of June 30, 2019 and 52 days as of June 30, 2018.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $6.0 million and $6.7 million for the six months ended June 30, 2019 and 2018, respectively. The change in capital expenditures is driven primarily by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash.
Financing Activities
Net cash of $20.0 million used in financing activities during the six months ended June 30, 2019 primarily relates to payments on our debt agreements and finance leases. During the second quarter of 2019, we continued to pay down the outstanding revolving loans under our Credit Agreement.
Our cash position, working capital, and debt obligations as of June 30, 2019 and December 31, 2018 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	June 30, 2019	December 31, 2018
Cash and cash equivalents	$21,741	$29,433
Working capital	$19,959	$34,425

Borrowings from credit agreement (1) (2)	$69,538	$79,444
Other debt obligations	47,448	47,748
Total debt obligations	$116,986	$127,192

(1) Net of deferred financing fees of $0.5 million and $0.6 million at June 30, 2019 and December 31, 2018, respectively.
(2) Includes $19.0 million and $26.8 million of revolving loans outstanding under our Credit Agreement at June 30, 2019 and December 31, 2018, respectively.
The decrease of $14.5 million in working capital in 2019 was primarily due to the addition of the current portion of operating lease liabilities on the balance sheet due to the new lease accounting rules that came into effect in 2019, as well as the decline in cash resulting from the timing of cash outlays related to accounts payable and accrued expenses. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $21.7 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
As of June 30, 2019, our borrowing availability under the Revolving Loan commitment was $43.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $19.0 million.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2019 and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.

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

Finance Leases
As of June 30, 2019, we had $47.4 million of finance lease obligations outstanding, with a weighted average interest rate of 4.9% and maturities between 2019 and 2024.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2019.
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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2019—April 30, 2019	—	$—	—	$—
May 1, 2019—May 31, 2019	236	$2.10	236	$14,503
June 1, 2019—June 30, 2019	118	$2.12	118	$14,252
Total	354		354

(1) On May 1, 2019, the Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through March 31, 2021. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

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
Date: August 7, 2019

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