Form 10-Q
period 2019-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2019-11-08
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 45,887,122 as of November 5, 2019.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2019

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2019	2018
Assets
Current assets:
Cash and cash equivalents	$20,803	$29,433
Accounts receivable, net of allowances for accounts receivable of $2,084 and $2,016	57,662	58,035
Inventories, net	15,384	16,768
Prepaid expenses	5,586	4,937
Other current assets	7,435	6,202
Total current assets	106,870	115,375
Property and equipment, net of accumulated depreciation of $208,515 and $199,480	70,226	70,668
Right-of-use assets from operating leases	40,753	—
Goodwill	121,051	121,051
Other intangible assets, net	2,636	5,126
Deferred income taxes	20,164	24,946
Other assets	2,479	2,550
Total assets	$364,179	$339,716
Liabilities and Equity
Current liabilities:
Accounts payable	$23,197	$24,218
Accrued payroll and payroll-related expenses	12,130	17,029
Accrued expenses	19,690	17,571
Current operating lease liability	10,899	—
Current portion of long-term debt and finance leases	22,976	22,132
Total current liabilities	88,892	80,950
Long-term operating lease liabilities	37,008	—
Long-term debt and finance leases	88,437	105,060
Other long-term liabilities	497	6,404
Total liabilities	214,834	192,414
Commitments and contingencies (Note 8)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 49,169 and 48,492 shares issued and 45,887 and 45,818 shares outstanding	49	48
Additional paid-in capital	125,488	123,525
Retained earnings	31,588	29,397
Accumulated other comprehensive loss	(3,740)	(3,351)
	153,385	149,619
Less cost of common stock in treasury, 3,282 and 2,674 shares	10,536	9,350
Total ARC Document Solutions, Inc. stockholders’ equity	142,849	140,269
Noncontrolling interest	6,496	7,033
Total equity	149,345	147,302
Total liabilities and equity	$364,179	$339,716
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2019	2018	2019	2018
Net sales	$94,104	$100,473	290,099	302,371
Cost of sales	63,702	67,801	195,174	203,679
Gross profit	30,402	32,672	94,925	98,692
Selling, general and administrative expenses	26,025	26,973	80,881	81,780
Amortization of intangible assets	718	949	2,480	2,942
Restructuring expense	311	—	311	—
Income from operations	3,348	4,750	11,253	13,970
Other (income) expense, net	(17)	38	(53)	(63)
Interest expense, net	1,264	1,478	4,066	4,436
Income before income tax provision	2,101	3,234	7,240	9,597
Income tax provision	1,042	647	5,222	2,526
Net income	1,059	2,587	2,018	7,071
Loss (income) attributable to the noncontrolling interest	16	(28)	173	190
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,075	$2,559	$2,191	$7,261
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.02	$0.06	$0.05	$0.16
Diluted	$0.02	$0.06	$0.05	$0.16
Weighted average common shares outstanding:
Basic	44,978	44,983	45,107	44,888
Diluted	44,992	45,188	45,213	44,993
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income	$1,059	$2,587	$2,018	$7,071
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	201	(320)	(753)	(1,633)
Other comprehensive income (loss), net of tax	201	(320)	(753)	(1,633)
Comprehensive income	1,260	2,267	1,265	5,438
Comprehensive income (loss) attributable to noncontrolling interest	102	(202)	(537)	(364)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$1,158	$2,469	$1,802	$5,802
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2018	48,345	$48	$122,252	$25,226	$(3,367)	$(9,350)	$7,212	$142,021
Stock-based compensation	100	—	597					597
Issuance of common stock under Employee Stock Purchase Plan	19	—	29					29
Comprehensive income (loss)				2,559	(90)		(202)	2,267
Balance at September 30, 2018	48,464	$48	$122,878	$27,785	$(3,457)	$(9,350)	$7,010	$144,914

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2019	49,144	$49	$124,837	$30,513	$(3,823)	$(10,217)	$6,394	$147,753
Stock-based compensation	—	—	623					623
Issuance of common stock under Employee Stock Purchase Plan	25	—	28					28
Treasury shares						(319)		(319)
Comprehensive income				1,075	83		102	1,260
Balance at September 30, 2019	49,169	$49	$125,488	$31,588	$(3,740)	$(10,536)	$6,496	$149,345

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2017	47,913	$48	$120,953	$20,524	$(1,998)	$(9,290)	$7,374	$137,611
Stock-based compensation	490		1,824					1,824
Issuance of common stock under Employee Stock Purchase Plan	61		101					101
Treasury shares						(60)		(60)
Comprehensive income (loss)				7,261	(1,459)		(364)	5,438
Balance at September 30, 2018	48,464	$48	$122,878	$27,785	$(3,457)	$(9,350)	$7,010	$144,914

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	607	1	1,854					1,855
Issuance of common stock under Employee Stock Purchase Plan	70		109					109
Treasury shares						(1,186)		(1,186)
Comprehensive income (loss)				2,191	(389)		(537)	1,265
Balance at September 30, 2019	49,169	$49	$125,488	$31,588	$(3,740)	$(10,536)	$6,496	$149,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2019	2018
Cash flows from operating activities
Net income	$2,018	$7,071
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	430	637
Depreciation	21,600	21,708
Amortization of intangible assets	2,480	2,942
Amortization of deferred financing costs	162	175
Stock-based compensation	1,854	1,824
Deferred income taxes	4,684	2,175
Deferred tax valuation allowance	115	71
Restructuring expense, non-cash portion	46	—
Other non-cash items, net	(209)	(201)
Changes in operating assets and liabilities:
Accounts receivable	(258)	(6,594)
Inventory	1,242	1,291
Prepaid expenses and other assets	7,094	(2,326)
Accounts payable and accrued expenses	(11,464)	1,289
Net cash provided by operating activities	29,794	30,062
Cash flows from investing activities
Capital expenditures	(8,406)	(10,463)
Other	342	556
Net cash used in investing activities	(8,064)	(9,907)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	109	100
Share repurchases	(1,186)	(60)
Contingent consideration on prior acquisitions	(3)	(176)
Payments on long-term debt agreements and finance leases	(17,551)	(17,200)
Borrowings under revolving credit facilities	19,750	9,250
Payments under revolving credit facilities	(31,000)	(20,875)
Net cash used in financing activities	(29,881)	(28,961)
Effect of foreign currency translation on cash balances	(479)	(849)
Net change in cash and cash equivalents	(8,630)	(9,655)
Cash and cash equivalents at beginning of period	29,433	28,059
Cash and cash equivalents at end of period	$20,803	$18,404
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$13,010	$16,560
Operating lease obligations incurred	$3,257	$—
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
CDIM	$50,502	$52,418	$155,701	$160,270
MPS(1)	30,607	32,384	93,092	97,181
AIM	3,516	3,617	10,380	9,709
Equipment and supplies sales	9,479	12,054	30,926	35,211
Net sales	$94,104	$100,473	$290,099	$302,371
(1) MPS includes $28.5 million of rental income and $2.1 million of service income for the three months ended September 30, 2019, and $86.5 million of rental income and $6.6 million of service income for the nine months ended September 30, 2019.
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
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus®, which allows our customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of Accounting Standards Codification ("ASC") 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. See Note 7, Leasing, for additional information.
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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASC 842, Leases. The new guidance replaced the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. The Company adopted ASC 842 on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. For additional information about the impact of the adoption of ASC 842, see Note 7, Leasing.

In June 2016, the FASB issued ASU No. 2016-13, (“ASU 2016-13”), Financial Instruments - Credit Loss (Topic 326), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 20160-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers including small reporting companies (SRC) to extend the effective date to fiscal years being after December 15, 2022 including interim periods within those fiscal years. Therefore, the effective date for this update will be January 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2019, 5 million and 5.4 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, respectively, because they were anti-dilutive. For the three and nine months ended September 30, 2018, 4.0 million and 5.1 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, respectively, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average common shares outstanding during the period—basic	44,978	44,983	45,107	44,888
Effect of dilutive stock options	14	205	106	105
Weighted average common shares outstanding during the period—diluted	44,992	45,188	45,213	44,993

3. Restructuring
To better align the Company’s costs and resources with demand for its current portfolio of services and products, the Company initiated a restructuring plan in the third quarter of 2019. Activities associated with this restructuring plan are expected to conclude by the fourth quarter of 2019. The Company reduced sales and marketing infrastructure for its ancillary technology services, restructured its regional and corporate organization structure and labor force, and implemented system and equipment upgrades to increase operating efficiency. This restructuring will result in a reduction in headcount of approximately 50 employees, which represents approximately 2% of the Company’s total workforce.
Expenses related to employee terminations as a result of this restructuring totaled $0.3 million for the three months ended September 30, 2019. The Company had no such activities in 2018. The Company expects to pay an additional $0.05 million in the three months ended December 31, 2019 related to employee termination costs incurred as of September 30, 2019.

4. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2019, the Company performed its assessment and determined that goodwill was not impaired.
Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. In 2017, the Company elected to early-adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test.
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
Given the changing document and printing needs of the Company’s customers, and the uncertainties regarding the effect on the Company’s business, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment test in 2019 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, the Company may be required to record additional goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2020, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2018 through September 30, 2019.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2019 and December 31, 2018 which continue to be amortized:

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,152	$96,813	$2,339	$99,136	$94,345	$4,791
Trade names and trademarks	20,233	19,936	297	20,259	19,924	335
	$119,385	$116,749	$2,636	$119,395	$114,269	$5,126
Estimated future amortization expense of other intangible assets for the remainder of the 2019 fiscal year, and each of the subsequent four fiscal years and thereafter are as follows:

2019 (excluding the nine months ended September 30, 2019)	$652
2020	1,518
2021	169
2022	96
2023	41
Thereafter	160
$2,636
5. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.0 million and $5.2 million in relation to pretax income of $2.1 million and $7.2 million for the three and nine months ended September 30, 2019, respectively, which resulted in an effective income tax rate of 49.6% and 72.1%, respectively. The Company recorded an income tax provision of $0.6 million and $2.5 million and in relation to pretax income of $3.2 million and $9.6 million for the three and nine months ended September 30, 2018, respectively, which resulted in an effective income tax rate of 20.0% and 26.3%, respectively. The increase in the Company's effective income tax rate for the three and nine months ended September 30, 2019 was due to deferred tax expense related to certain stock-based compensation that expired in the second quarter of 2019.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.3 million valuation allowance against certain deferred tax assets as of September 30, 2019.

Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2019 are considered more likely than not to be realized. The valuation allowance of $2.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depend on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.1 million as of September 30, 2019 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.

6. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Term Loan maturing 2022, net of deferred financing fees of $417 and $556; 3.80% and 4.11% interest rate at September 30, 2019 and December 31, 2018	$49,083	$52,694
Revolving Loans; 4.31% and 4.74% interest rate at September 30, 2019 and December 31, 2018	15,500	26,750
Various finance leases; weighted average interest rate of 4.9% and 4.8% at September 30, 2019 and December 31, 2018; principal and interest payable monthly through September 2024	46,821	47,737
Various other notes payable with a weighted average interest rate of 10.7% at September 30, 2019 and December 31, 2018; principal and interest payable monthly through November 2019	9	11
	111,413	127,192
Less current portion	(22,976)	(22,132)
	$88,437	$105,060

Credit Agreement
On July 14, 2017, the Company amended its Credit Agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to the amendment, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to the amendment, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment in 2017 increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30.0 million to $80.0 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60.0 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. In November 2018, the Company reduced the $80.0 million Revolving Loan commitment by $15.0 million.
As of September 30, 2019, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $47.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $15.5 million.

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

Subject to certain exceptions, including, in certain circumstances, reinvestment rights, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of the Company.

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
7. Leasing
Adoption of ASC Topic 842, Leases
In February 2016, the FASB issued ASC 842, Leases. The new guidance replaces the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases the lessee will recognize a straight-line total lease expense. In addition, ASC 842 changes the definition of a lease, which resulted in changes to the classification of certain service contracts with customers to lease arrangements. The Company adopted ASC 842 on January 1, 2019.
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
Lessee Accounting
The Company determines whether an arrangement is a lease at contract inception. The Company's material lease contracts are generally for real estate or print equipment, and the determination of whether such contracts contain leases generally does not require significant estimates or judgments. The Company’s leases that are classified as operating leases primarily consist of real estate leases. The Company’s real estate leases contain both lease and non-lease components, which are accounted for separately. The Company’s leases that are classified as finance leases primarily consist of print equipment. Certain print equipment leases have lease and non-lease components, which are accounted for as a single lease component as discussed above. Other than the election to treat the Company's fixed lease payment as a single lease component, the accounting for finance leases will remain unchanged under ASC 842.
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
The tables below present financial information associated with the Company's leases. This information is only presented as of, and for the three and nine months ended, September 30, 2019 because, as noted above, the Company adopted ASC 842 using a transition method that does not require application to periods prior to adoption.

	Classification	September 30, 2019
Assets
Operating lease assets	Right-of-use assets from operating leases	$40,753
Finance lease assets	Property and equipment	85,943
	Less accumulated depreciation	(41,662)
	Property and equipment, net	44,281
Total lease assets		$85,034

Liabilities
Current
Operating	Current operating lease liabilities	$10,899
Finance	Current portion of long-term debt and finance leases	16,967
Long-term
Operating	Long-term operating lease liabilities	37,008
Finance	Long-term debt and finance leases	29,854
Total lease liabilities		$94,728

	Classification	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Cost of sales	$3,718	$12,503
	Selling, general and administrative expenses	837	2,578
Total operating lease cost (1)		$4,555	$15,081

Finance lease cost
Amortization of leased assets	Cost of sales	$3,897	$13,197
	Selling, general and administrative expenses	45	172
Interest on lease liabilities	Interest expense, net	650	1,767
Total finance lease cost		4,592	15,136
Total lease cost		$9,147	$30,217
(1) Includes variable lease costs and short-term lease costs of $653 and $60, respectively for the three months ended September 30, 2019, and variable lease costs and short-term lease costs of $2,140 and $364, respectively for the nine months ended September 30, 2019.

Maturity of lease liabilities (as of September 30, 2019)	Operating leases(1)	Finance leases(2)
2019	$4,065	$5,007
2020	13,995	18,151
2021	11,332	14,084
2022	9,502	8,689
2023	7,923	4,212
2024	5,338	1,172
Thereafter	11,915	10
Total	64,070	51,325
Less amount representing interest	16,163	4,504
Present value of lease liability	$47,907	$46,821
(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of September 30, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
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

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases and capital lease obligation as of December 31, 2018 were as follows:

Maturity of lease liabilities (as of December 31, 2018)	Operating leases	Capital leases
2019	$16,355	$16,872
2020	12,956	13,817
2021	10,130	10,141
2022	8,510	5,274
2023	7,054	1,633
Thereafter	16,650	—
Total	$71,655	$47,737

September 30, 2019
Weighted average remaining lease term (years)
Operating leases	5.6
Finance leases	3.1

Weighted average discount rate
Operating leases	5.9%
Finance leases	4.9%

Other information	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$8,888
Operating cash flows from finance leases	$1,766
Financing cash flows from finance leases	$13,801
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
MPS revenue includes $28.5 million of rental income and $2.1 million of service income for the three months ended September 30, 2019, and $86.5 million of rental income and $6.6 million of service income for the nine months ended September 30, 2019. The Company's property and equipment, net of accumulated depreciation, includes approximately $40 million of equipment subject to leases with customers under the Company's MPS arrangements. Following termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.
8. Commitments and Contingencies
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

9. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. The Company's stock plan, as amended, currently authorizes the Company to issue up to 7.0 million shares of common stock. As of September 30, 2019, 1.9 million shares remained available for issuance under the stock plan.
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
During the nine months ended September 30, 2019, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2019, the Company granted 0.5 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 26 thousand shares of restricted stock awards to each of the Company's six non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.
Stock-based compensation expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively, compared to stock-based compensation expense of $0.6 million and $1.8 million for the three and nine months ended September 30, 2018.
As of September 30, 2019, total unrecognized compensation cost related to unvested stock-based payments totaled $3.0 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
As of September 30, 2019, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $8.4 million as of September 30, 2019 and $7.3 million as of December 31, 2018, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2019 for borrowings under its Credit Agreement is $65.0 million, excluding unamortized deferred financing fees. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $65.0 million as of September 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.
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
Archiving and Information Management (AIM), combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past legacy information and documents for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily in architectural, engineering and construction firms.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 79% of our net sales for the nine months ended September 30, 2019, with the remaining 21% consisting of sales to businesses outside of the AEC/O industry.
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

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2019	2018 (2)	$	%	2019 (2)	2018 (2)	$	%
CDIM	$50.5	$52.4	$(1.9)	(3.7)%	$155.7	$160.3	$(4.6)	(2.9)%
MPS	30.6	32.4	(1.8)	(5.5)%	93.1	97.2	(4.1)	(4.2)%
AIM	3.5	3.6	(0.1)	(2.8)%	10.4	9.7	0.7	6.9%
Equipment and supplies sales	9.5	12.1	(2.6)	(21.4)%	30.9	35.2	(4.3)	(12.2)%
Total net sales	$94.1	$100.5	$(6.4)	(6.3)%	$290.1	$302.4	$(12.3)	(4.1)%

Gross profit	$30.4	$32.7	$(2.3)	(6.9)%	$94.9	$98.7	$(3.8)	(3.8)%
Selling, general and administrative expenses	$26.0	$27.0	$(0.9)	(3.5)%	$80.9	$81.8	$(0.9)	(1.1)%
Amortization of intangibles	$0.7	$0.9	$(0.2)	(24.3)%	$2.5	$2.9	$(0.5)	(15.7)%
Restructuring expense	$0.3	$—	$0.3	—%	$0.3	$—	$0.3	—%
Interest expense, net	$1.3	$1.5	$(0.2)	(14.5)%	$4.1	$4.4	$(0.4)	(8.3)%
Income tax provision	$1.0	$0.6	$0.4	61.1%	$5.2	$2.5	$2.7	106.7%
Net income attributable to ARC	$1.1	$2.6	$(1.5)	(58.0)%	$2.2	$7.3	$(5.1)	(69.8)%
Non-GAAP (1)
Adjusted net income attributable to ARC (1)	$1.6	$2.3	$(0.7)	(30.7)%	$5.4	$7.0	$(1.6)	(23.1)%
EBITDA (1)	$11.1	$13.0	$(1.9)	(14.5)%	$35.6	$38.9	$(3.3)	(8.5)%
Adjusted EBITDA (1)	$12.1	$13.6	$(1.6)	(11.4)%	$37.7	$40.7	$(3.0)	(7.3)%

(1)	See "Non-GAAP Financial Measures" on pg. 25 for additional information.

(2)	Column does not foot due to rounding.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018 (1)	2019	2018 (1)
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.7	67.5	67.3	67.4
Gross profit	32.3	32.5	32.7	32.6
Selling, general and administrative expenses	27.7	26.8	27.9	27.0
Amortization of intangibles	0.8	0.9	0.9	1.0
Restructuring expense	0.3	—	0.1	—
Income from operations	3.6	4.7	3.9	4.6
Interest expense, net	1.3	1.5	1.4	1.5
Income before income tax provision	2.2	3.2	2.5	3.2
Income tax provision	1.1	0.6	1.8	0.8
Net income	1.1	2.6	0.7	2.3
Loss attributable to the noncontrolling interest	—	—	0.1	0.1
Net income attributable to ARC	1.1%	2.5%	0.8%	2.4%
Non-GAAP (2)
EBITDA (2)	11.8%	13.0%	12.3%	12.9%
Adjusted EBITDA (2)	12.8%	13.6%	13.0%	13.5%

(1)	Column does not foot due to rounding

(2)	See "Non-GAAP Financial Measures" on pg. 25 for additional information.
Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Net Sales
Net sales for the three and nine months ended September 30, 2019 decreased 6.3% and 4.1%, respectively, compared to the same periods in 2018 due to declines in our print-based sales, and equipment and supplies sales.
CDIM. Year-over-year sales of CDIM services decreased $1.9 million, or 3.7%, and $4.6 million, or 2.9%, for the three and nine months ended September 30, 2019, respectively. The decrease in sales of CDIM services was driven by the continued reduction in demand for printed construction drawings and related services being replaced by the ongoing adoption of technology. CDIM services represented 54% of total net sales for the three and nine months ended September 30, 2019, compared to 52% and 53% for the three and nine months ended September 30, 2018, respectively.
MPS. Year-over-year MPS sales for the three and nine months ended September 30, 2019 decreased $1.8 million, or 5.5%, and $4.1 million, or 4.2%, respectively. The decline in MPS sales was primarily due to an overall decrease in print volumes from our existing customers. Our MPS offering delivers value to our customers by optimizing their print infrastructure primarily during the first year after joining us as a customer. MPS sales represented approximately 33% and 32% of total net sales for the three and nine months ended September 30, 2019, respectively, compared to 32% for the three and nine months ended September 30, 2018.
The number of MPS locations has grown to approximately 10,800 as of September 30, 2019, representing a net increase of approximately 300 locations compared to September 30, 2018. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future due to the value that we bring to our customers and the desire to reduce printing costs in the AEC/O industry.
AIM. Year-over-year sales of AIM services decreased $0.1 million, or 2.8%, and increased $0.7 million, or 6.9%, for the three and nine months ended September 30, 2019, respectively. The increase in sales of our AIM services for the nine months ended September 30, 2019 was primarily driven by sales of solutions for building owners and facilities managers. We are driving an expansion of our addressable market for AIM services by targeting building owners and facilities managers that require on-demand access to their legacy documents to operate their assets efficiently. As noted by a slight decline in sales of AIM services in the third quarter of 2019, sales in AIM services can fluctuate based on the level of scanning opportunities during the quarter. However, with our expanded addressable market we believe our AIM services may grow over time.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $2.6 million, or 21.4%, and $4.3 million, or 12.2%, for the three and nine months ended September 30, 2019, respectively. The decline in Equipment and Supplies sales was primarily driven by the market slowdown in China which decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture. Equipment and Supplies sales at UDS were $4.6 million and $15.7 million for the three and nine months ended September 30, 2019, respectively, compared to $6.9 million and $18.7 million for the three and nine months ended September 30, 2018. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment as opposed to using equipment through onsite services arrangements, although recent changes in the market may be indicative of a shift in procurement practices. Equipment and Supplies sales continued to decline in the U.S. for the three and nine months ended September 30, 2019. We do not anticipate growth in Equipment and Supplies sales as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended September 30, 2019, gross profit and gross margin decreased to $30.4 million, and 32.3% compared to $32.7 million and 32.5%, during the same period in 2018, on a sales decline of $6.4 million.
During the nine months ended September 30, 2019, gross profit decreased to $94.9 million compared to $98.7 million during the same period in 2018, while gross margin increased slightly to 32.7% compared to 32.6% during the same period in 2018, on a sales decline of $12.3 million.
The increase in our gross margins for the nine months ended September 30, 2019, and slight decrease for the three months ended September 30, 2019 despite the drop in revenue, was primarily driven by certain gross margin improvement initiatives we commenced in 2018 and the cost savings activities we initiated in connection with the restructuring we commenced in the third quarter of 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.9 million, or 3.5%, for the three months ended September 30, 2019, compared to the same period in 2018, and decreased $0.9 million, or 1.1% for the nine months ended September 30, 2019, compared to the same period in 2018.
General and administrative expenses decreased $0.9 million, or 5.8%, and $0.8 million, or 1.7%, for the three and nine months ended September 30, 2019 respectively, compared to the same periods of 2018. The decrease in expenses was primarily driven by a moderation of healthcare costs, as compared to the comparable period in the prior year, and a reduction in bonuses. The declines were partly offset by increased cloud hosting expenses and consulting expenses.
Year-over-year sales and marketing expenses were flat during the three and nine months ended September 30, 2019 compared to the prior year periods. We optimize our sales organization, by maintaining certain investments in business initiatives that yield positive results, and we discontinue such investments when they do not.
Amortization of Intangibles
Amortization of intangibles of $0.7 million and $2.5 million for the three and nine months ended September 30, 2019, respectively, decreased slightly compared to the same periods in 2018 due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.

Restructuring Expense
To better align our costs and resources with demand for our current portfolio of services and products, we initiated a restructuring plan in the third quarter of 2019. This restructuring activity included a reduction in sales and marketing infrastructure for ancillary technology services, optimization of regional and corporate organizational structure and labor force, and the implementation of system and equipment upgrades to increase operational efficiency. The expenses associated with the restructuring totaled $0.3 million for the three months ended September 30, 2019 and related to employee termination costs. We had no such restructuring expense or activities in 2018.
Interest Expense, Net

Net interest expense of $1.3 million and $4.1 million for the three and nine months ended September 30, 2019, respectively, decreased compared to the same periods in 2018 due to the continued pay down of our long-term debt.
Income Taxes

We recorded an income tax provision of $1.0 million and $5.2 million in relation to pretax income of $2.1 million and $7.2 million for the three and nine months ended September 30, 2019, respectively, which resulted in an effective income tax rate of 49.6% and 72.1%. The increase in our effective income tax rate for the three and nine months ended September 30, 2019 was due to deferred tax expense related to certain stock-based compensation that expired in the second quarter of 2019 and an increase to our valuation allowance. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 34.4% and 31.6% for the three and nine months ended September 30, 2019, respectively.

By comparison, we recorded an income tax provision of $0.6 million and $2.5 million and in relation to pretax income of $3.2 million and $9.6 million for the three and nine months ended September 30, 2018, respectively, which resulted in an effective income tax rate of 20.0% and 26.3%. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 26.4% and 29.3% for the three and nine months ended September 30, 2018, respectively.

We have a $2.3 million valuation allowance against certain deferred tax assets as of September 30, 2019.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC decreased to $1.1 million and $2.2 million during the three and nine months ended September 30, 2019, respectively. The decrease in net income attributable to ARC compared to the prior year period was driven by a decline in gross profit and an increase in the income tax provision related to discrete items noted above for the three and nine months ended September 30, 2019.
EBITDA
EBITDA margin decreased to 11.8% and 12.3% for the three and nine months ended September 30, 2019, respectively, from 13.0% and 12.9% for the same periods in 2018. Excluding the effect of stock-based compensation and the restructuring expenses, Adjusted EBITDA margin decreased to 12.8% and 13.0% during the three and nine months ended September 30, 2019, respectively, as compared to 13.6% and 13.5% for the same periods in 2018. The decrease in adjusted EBITDA margin for the three and nine months ended September 30, 2019 was primarily due to the decrease in gross profit noted above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2019 and 2018 to reflect the exclusion of the restructuring expenses as well as changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2019 and 2018. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and nine months ended September 30, 2019 and 2018 to exclude stock-based compensation expense and the restructuring expenses. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Cash flows provided by operating activities	$10,807	$7,097	$29,794	$30,062
Changes in operating assets and liabilities	(453)	4,956	3,386	6,340
Non-cash expenses, including depreciation and amortization	(9,295)	(9,466)	(31,162)	(29,331)
Income tax provision	1,042	647	5,222	2,526
Interest expense, net	1,264	1,478	4,066	4,436
Loss (income) attributable to the noncontrolling interest	16	(28)	173	190
Depreciation and amortization	7,748	8,338	24,080	24,650
EBITDA	$11,129	$13,022	$35,559	$38,873

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2019	2018	2019	2018
Net income attributable to ARC Document Solutions, Inc.	$1,075	$2,559	$2,191	$7,261
Interest expense, net	1,264	1,478	4,066	4,436
Income tax provision	1,042	647	5,222	2,526
Depreciation and amortization	7,748	8,338	24,080	24,650
EBITDA	11,129	13,022	35,559	38,873
Restructuring expense	311	—	311	—
Stock-based compensation	622	597	1,854	1,824
Adjusted EBITDA	$12,062	$13,619	$37,724	$40,697

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019 (1)	2018	2019 (1)	2018
Net income margin attributable to ARC Document Solutions, Inc.	1.1%	2.5%	0.8%	2.4%
Interest expense, net	1.3	1.5	1.4	1.5
Income tax provision	1.1	0.6	1.8	0.8
Depreciation and amortization	8.2	8.3	8.3	8.2
EBITDA margin	11.8	13.0	12.3	12.9
Restructuring expense	0.3	—	0.1	—
Stock-based compensation	0.7	0.6	0.6	0.6
Adjusted EBITDA margin	12.8%	13.6%	13.0%	13.5%

(1)	Column does not foot due to rounding

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2019	2018	2019	2018
Net income attributable to ARC Document Solutions, Inc.	$1,075	$2,559	$2,191	$7,261
Restructuring expense	311	—	311	—
Income tax benefit related to above items	(81)	—	(81)	—
Deferred tax valuation allowance and other discrete tax items	321	(213)	2,939	(290)
Adjusted net income attributable to ARC Document Solutions, Inc.	$1,626	$2,346	$5,360	$6,971

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.02	$0.06	$0.05	$0.16
Diluted	$0.02	$0.06	$0.05	$0.16
Weighted average common shares outstanding:
Basic	44,978	44,983	45,107	44,888
Diluted	44,992	45,188	45,213	44,993
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.04	$0.05	$0.12	$0.16
Diluted	$0.04	$0.05	$0.12	$0.15
Weighted average common shares outstanding:
Basic	44,978	44,983	45,107	44,888
Diluted	44,992	45,188	45,213	44,993

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of September 30, 2019, was $20.8 million. Of this amount, $13.3 million was held in foreign countries, with $11.1 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended September 30,
(In thousands)	2019	2018
Net cash provided by operating activities	$29,794	$30,062
Net cash used in investing activities	$(8,064)	$(9,907)
Net cash used in financing activities	$(29,881)	$(28,961)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the nine months ended September 30, 2019 compared to the same period in 2018 was primarily a result of the decline in net income, partially offset by improved management of operating assets and liabilities. Days sales outstanding (“DSO”) was 55 days as of September 30, 2019 and 56 days as of September 30, 2018
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $8.4 million and $10.5 million for the nine months ended September 30, 2019 and 2018, respectively. The change in capital expenditures is driven primarily by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash.
Financing Activities
Net cash of $29.9 million used in financing activities during the nine months ended September 30, 2019 primarily relates to payments on our debt agreements and finance leases. During the third quarter of 2019, we continued to pay down the outstanding revolving loans under our Credit Agreement.
Our cash position, working capital, and debt obligations as of September 30, 2019 and December 31, 2018 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	September 30, 2019	December 31, 2018
Cash and cash equivalents	$20,803	$29,433
Working capital	$17,978	$34,425

Borrowings from credit agreement (1) (2)	$64,583	$79,444
Other debt obligations	46,830	47,748
Total debt obligations	$111,413	$127,192

(1) Net of deferred financing fees of $0.4 million and $0.6 million at September 30, 2019 and December 31, 2018, respectively.
(2) Includes $15.5 million and $26.8 million of revolving loans outstanding under our Credit Agreement at September 30, 2019 and December 31, 2018, respectively.
The decrease of $16.4 million in working capital in 2019 was primarily due to the addition of the current portion of operating lease liabilities on the balance sheet due to the new lease accounting rules that came into effect in 2019, as well as the decline in cash resulting from the timing of cash outlays related to accounts payable and accrued expenses. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $20.8 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt service requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
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
While we have not been actively seeking growth through acquisition, we continue to selectively evaluate potential acquisitions.

Debt Obligations

Credit Agreement
On July 14, 2017, we amended our credit agreement ("Credit Agreement"), which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
Prior to the amendment, the Credit Agreement provided for the extension of term loans (“Term Loans”) in an aggregate principal amount of $175.0 million. In addition, prior to the amendment, the Credit Agreement provided for the extension of revolving loans (“Revolving Loans”) in an aggregate principal amount not to exceed $30.0 million. The amendment in 2017 increased the maximum aggregate principal amount of Revolving Loans under the agreement from $30.0 million to $80.0 million and reduced the outstanding principal amount of the Term Loan under the agreement to $60.0 million. Upon the execution of the amendment to the Credit Agreement, the total principal amount outstanding under the agreement remained unchanged at $110.0 million. As a result of the amendment, the principal of the Term Loan amortizes at an annual rate of 7.5% during the first and second years following the date of the amendment and at an annual rate of 10% during the third, fourth and fifth years following the date of the amendment, with any remaining balance payable upon the maturity date. The amendment also extended the maturity date for both the Revolving Loans and the Term Loans until July 14, 2022. In November 2018, we reduced the $80.0 million Revolving Loan commitment by $15.0 million.
As of September 30, 2019, our borrowing availability under the Revolving Loan commitment was $47.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $15.5 million.

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

Subject to certain exceptions, including, in certain circumstances, reinvestment rights, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events.

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 3.25 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of September 30, 2019 and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.

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

Finance Leases
As of September 30, 2019, we had $46.8 million of finance lease obligations outstanding, with a weighted average interest rate of 4.9% and maturities between 2019 and 2024.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2019, the Company performed its assessment and determined that goodwill was not impaired.

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

The results of the latest annual goodwill impairment test, as of September 30, 2019, were as follows:

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
Given the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2019 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, we may be required to record additional goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2020, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.3 million valuation allowance against certain deferred tax assets as of September 30, 2019.
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

Our effective income tax rate differs from the statutory tax rate primarily due to the effect of the Tax Cuts and Jobs Act (the "TCJA") enacted on December 22, 2017, the valuation allowance on certain of the Company’s deferred tax assets, state income taxes, stock-based compensation, goodwill and other identifiable intangibles, and other discrete items. See Note 5 “Income Taxes” for further information.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements and the adoption of ASC 842, Leases, on January 1, 2019, in addition to recent accounting pronouncements not yet adopted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2019, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2019—April 30, 2019	—	$—	—	$—
May 1, 2019—May 31, 2019	236	$2.10	236	$14,503
June 1, 2019—June 30, 2019	118	$2.12	118	$14,252
July 1, 2019—July 31, 2019	—	$—	—	14,252
August 1, 2019—August 31, 2019	205	$1.54	205	13,938
September 1, 2019—September 30, 2019	—	$—	—	13,938
Total	559		559

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
Date: November 8, 2019

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