Form 10-K
period 2019-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2020-03-12
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
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
12657 Alcosta Blvd, Suite 200
San Ramon, California 94583
(925) 949-5100
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	ARC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $2.04 of the registrant’s Common Stock on the New York Stock Exchange on June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $80,490,517.
As of February 24, 2020, there were 45,228,183 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement on Form 14A for its April 30, 2020 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2019
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2019 ANNUAL REPORT ON FORM 10-K
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
TRADEMARKS AND TRADE NAMES
We own or have rights to a number of trademarks, service marks, and trade names that we use in conjunction with the operation of our business, including the name and design mark “ARC Document Solutions,” “ABACUS,” “METAPRINT,” “PlanWell,” “PlanWell PDS,” “Riot Creative Imaging,” “SKYSITE,” and various design marks associated therewith. In addition, we own or have rights to various trademarks, service marks, and trade names that we use regionally in conjunction with our operations. This report also includes trademarks, service marks and trade names of other companies.

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
Offsite Services - We operate 173 offsite service centers in major metropolitan markets in the U.S. and internationally which provide local customers with high-volume, project-related printing of construction documents, offer our MPS customers flexibility and overflow capacity during peak workloads, and support our customers’ scanning needs in archive and information management services.
Archive and Information Management (“AIM”) -We store our customers' information and intellectual property in a cloud-based and searchable digital archive. We scan our customers’ paper documents or import their digital documents, organize them, and store them in our proprietary content management software.
Specialized Color Printing - Our production centers offer color printing, finishing, and assembly of graphic materials for regional and national retailers, franchises, marketing departments, theme parks, and cultural institutions.
Web-Based Document Management Applications - We develop and offer proprietary tools to our customers, such as SKYSITE®, Planwell® and Abacus®, that facilitate project collaboration, manage print networks, track equipment fleets, create and maintain project document archives, and perform other document and content management tasks.
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
Our cloud-based services are hosted by Amazon Web Services.
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
We serve our clients' onsite in their offices in approximately 10,900 locations, and offsite or virtually through a combination of 173 global service centers, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with meaningful operations in China, Canada, and the United Kingdom.
Our origins lie in the reprographics, or “blueprinting,” industry and we still maintain robust reprographics operations. We believe that we are the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.
Our base of more than 50,000 customers includes most of the largest design and construction-oriented firms in North America, and the world. Our legacy as the largest reprographics company in the U.S. has allowed us to leverage our relationships, domain expertise, and national presence as we have evolved our service offerings to our customers.
Our largest customers are served by our corporate sales force called Global Solutions. This sales force is focused on large regional and national customers. Our diverse customer base results in no individual customer accounting for more than 2% of our overall revenue.

We are a Delaware corporation operating under a single brand, “ARC”. Our corporate name is “ARC Document Solutions, Inc.,” and our New York Stock Exchange ticker symbol is “ARC.” We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.

Principal Products and Services
We report revenues from our service and product offerings under the following categories:
Construction Document and Information Management (CDIM), which consists of professional services to manage and distribute documents and information related to construction projects and related project-based businesses outside of the architectural, engineering and construction (AEC) industry. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.
The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
Managed Print Services (MPS), which consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus, which allows our customers to capture, control, manage, print, and account for their documents. MPS sales represent recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities.
Archiving and Information Management (AIM), which consists of software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE software application to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily to architectural, engineering and construction firms.
Each of our service offerings is enabled through a suite of supporting proprietary technology.
Operations
Our products and services are available from any of our 173 service centers around the world, and nearly all of our services can be made available in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, China, India, and the United Kingdom. Our corporate headquarters are located in San Ramon, California.
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
We currently employ approximately 20 engineers working from our corporate headquarters in San Ramon, California, who develop, maintain, and support our software. In addition, we operate a technology center in Kolkata, India, with approximately 200 employees who, in addition to supporting our San Ramon team, also support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers, our operating facilities and the cloud hosted by Amazon Web Services. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems.

The majority of our historical revenue has been derived from customers engaged in the seasonal, non-residential construction market. While our traditional reprographics business, which is included in the CDIM revenue category, is still influenced by the non-residential seasonality and building cycles, our other CDIM offerings are less so. Color printing services are affected by retail marketing calendars, advertising campaigns, as well as the marketing needs of our architectural and real estate development clients. Our software services are influenced primarily by the desire for document workflow improvements and our ability to market our technology-based solutions. MPS is driven by the generation of office documents and our customers' desire to improve business processes and reduce print-related costs. Equipment and Supplies Sales are driven by purchasing cycles of individual customers, as well as by new features and advancements by manufacturers.
As of December 31, 2019, the Company employed approximately 2,300 employees.
Our Customers and Markets
We serve both the enterprise and project content management needs of companies primarily within the AEC/O industry. Our customers include senior management teams, IT and procurement departments, project architects, engineers, general contractors, facilities managers, marketing managers, and others.
We believe the market forces of the recent recession and its aftermath continue to cause our customers in the construction industry to emphasize efficiency in their production and distribution of printed documents, to reduce their dependence on print as it relates to construction projects, and to improve access and control over all the documents related to their business. We also believe that consolidation in the AEC/O industry is contributing to this trend as companies seek to reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business with a comprehensive offering.
We believe that these trends are advantageous to us for four reasons: first, we are well-positioned to provide our customers with web-based applications and cloud-based offerings to meet their demand for technology-enabled content management services; second, our diversification into services such as MPS and AIM allow us to capture long-term contracted revenue streams that are less exposed to the volatility and cyclicality of project-related printing; third, as our customers merge, consolidate, and grow larger, we believe ARC becomes a more compelling choice because of our extensive geographic reach and ability to act as a single-source supplier of document solutions; and fourth, our market-leading presence as a traditional reprographer in major metropolitan areas allows us to capture large-format printing and document management work associated with local building projects.
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
Competition
The level of competition varies in each of the areas in which we provide services. We believe service levels, breadth of offering, price, quality, responsiveness, and convenience to the customer are competitive elements in each of the industry segments in which we compete.
Further, we believe we are unique; because no other company provides the complete portfolio of services and products we provide. We compete with different firms in our different business lines that can provide a portion of our services. However, we do not know of any other firm that can provide a full suite of physical and digital content management services similar to our combined offerings.
In addressing larger local and regional customers, there are several companies that provide MPS and reprographic print services, but in general, we believe that these companies cannot provide or integrate software or technology that enables the digital management of documents and centralized cost control management that we provide. In our CDIM offerings, local copy shops and self-serve franchises are often aggressive competitors for printing business, but rarely offer the breadth of document management and logistics services that we do.
With regard to large national and international customers, there are no other document solutions companies in the U.S. with the national presence and global reach that we have established, but we often compete against equipment manufacturers and businesses who offer some of the same products and services we do. Related services are offered by large printing/multifunctional device manufacturers such as Xerox, Canon, Hewlett Packard, Konica Minolta, Ricoh, and Sharp, but most offerings from these companies are focused on selling equipment as opposed to ARC’s offering of comprehensive document management services for both project and enterprise documents. Further, our deep knowledge of the AEC/O industry document workflows, which are incorporated into our software, provides us an advantage when competing against local printers and national equipment manufacturers.
We believe that we have a strong competitive position in the marketplace for the following reasons:
Strong domain expertise: We believe no other national vendor/service provider possesses the document management and technology expertise that we have in the AEC/O market. Construction professionals have highly specialized needs in document capture, short-term storage, management, fulfillment, distribution, and archival services. We believe our domain expertise is unmatched due to our legacy in reprographics and software development.
Customer relationships in AEC/O industry: Our relationships with our local customers are often long-standing and comprehensive, and we do business with nearly all of the top 100 companies in the U.S. construction industry. In addition, our Global Solutions sales force has established long-term contract relationships with 25 of the largest 100 AEC/O firms. We believe this provides a competitive advantage by leveraging our success through referrals.
Service center footprint: We possess an extensive national network of service centers creating a distribution and customer service solution that can cater to both large and small customers. We operate service centers in more than 130 cities and in 37 states in the U.S. We also have a market presence in Canada and China, and operations in India and the U.K. We are not aware of any other MPS provider that has as extensive a network to supplement its MPS services and provide overflow and remote document management and printing capabilities.
Equipment agnostic: We are not required to sell or use any particular brands of equipment, nor do we manufacture equipment. We are free to place the products best suited for the required task in our own service centers or in our customers’ offices, regardless of manufacturer. Additionally, with respect to our MPS offering, as our customers' document management needs evolve over their respective contract terms, we have the ability to replace the equipment previously deployed to ensure that the equipment placed at our customers' sites is best suited for the required tasks. We believe that this, combined with the competitive market for printing and imaging products, provides us with an advantage relative to MPS providers owned by equipment manufacturers.
Capabilities in a wide variety of formats: Several equipment manufacturers who also market managed print services do not produce the full range of large- and small-format equipment demanded by the office market, AEC/O professionals, manufacturing companies, and building industries. In addition, we are not aware of any manufacturers that provide the breadth of services and technology related to large- and small-format document production that we possess.
Unique combination of Onsite, Offsite, and Cloud-based offerings: We believe we are the only national company that integrates (1) document production at customer sites (onsite offerings), (2) document production at company service centers (offsite offerings), and (3) digital management of documents in the cloud (cloud-based offerings). We have proprietary technology built by our development team that interacts with our production machines. We believe we are the only company that both develops document management software and manages the equipment that produces documents.
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
Our primary vendors of equipment, maintenance services, and reprographics supplies include Hewlett Packard, Canon Solutions America (Océ), and Xerox. Purchases from these vendors during 2019 comprised approximately 41% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.
Proprietary Rights
We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. We also rely on a variety of technologies that are licensed from third parties to perform key functions.

We have registered “ARC Document Solutions,” as well as our historical name and logo, “ARC American Reprographics Company,” as trademarks in the U.S. with the United States Patent and Trademark Office ("USPTO"). We have registered “PlanWell”, “PlanWell PDS”, “Riot Creative Imaging”, “ABACUS” and "SKYSITE” as trademarks with the USPTO and in other countries. We do not own any other registered trademarks or service marks, or any patents, that are material to our business.

For a discussion of the risks associated with our proprietary rights, see Item 1A — “Risk Factors — Our failure to adequately protect the proprietary aspects of our technology, including SKYSITE, PlanWell, and Abacus, may cause us to lose market share.”
Executive Officers of the Registrant
The following sets forth certain information regarding all of our executive officers as of February 28, 2020:

Name	Age	Position
Kumarakulasingam Suriyakumar	66	Chairman, President and Chief Executive Officer Director
Jorge Avalos	44	Chief Financial Officer
Rahul K. Roy	60	Chief Technology Officer
Dilantha Wijesuriya	58	Chief Operating Officer
Kumarakulasingam (“Suri”) Suriyakumar has served as our President and Chief Executive Officer since June 1, 2007, and he served as the Company’s President and Chief Operating Officer from 1991 until his appointment as Chief Executive Officer. On July 24, 2008, Mr. Suriyakumar was appointed Chairman of our Board of Directors. Mr. Suriyakumar served as an advisor of American Reprographics Holdings, LLC ("Holdings"), from March 1998 until his appointment as a director of the Company in October 2004. Mr. Suriyakumar joined Micro Device, Inc. (our predecessor company) in 1989. He became the Vice President of Micro Device, Inc. in 1990. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

Jorge Avalos was appointed Chief Financial Officer of the Company effective February 1, 2015. From 2011 to his appointment as Chief Financial Officer, Mr. Avalos served as Chief Accounting Officer and Vice President of Finance of the Company. Mr. Avalos joined the Company in June 2006 as the Company’s Director of Finance, and became the Company’s Corporate Controller in December 2006, and Vice President, Corporate Controller in December 2010. From March 2005 through June 2006, Mr. Avalos was employed with Vendare Media Group, an online network and social media company, as its Controller. From September 1998 through March 2005, Mr. Avalos was employed with PricewaterhouseCoopers LLP, a global professional services firm focusing on audit and assurance, tax and advisory services.
Rahul K. Roy joined Holdings as its Chief Technology Officer in September 2000. Prior to joining the Company, Mr. Roy was the founder, President and Chief Executive Officer of MirrorPlus Technologies, Inc., which developed software for the reprographics industry, from August 1993 until it was acquired by the Company in 1999. Mr. Roy also served as the Chief Operating Officer of InPrint Corporation, a provider of printing, software, duplication, packaging, assembly and distribution services to technology companies, from 1993 until it was acquired by the Company in 1999.
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
Available Information
We use our corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the U.S. Securities and Exchange Commission ("SEC"). We file with, or furnish, to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, such as ARC, that file electronically with the SEC. ARC’s SEC filings and other documents pertaining to the conduct of its business can be found on the “Investors” section of its website available at ir.e-arc.com. These documents are available in print to any shareholder who requests a copy by writing or by calling ARC Document Solutions.

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
We estimate that customers in the AEC/O industry accounted for approximately 76% of our net sales in 2019; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the AEC/O industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
Adverse domestic and/or global economic conditions and disruption of financial and commercial real estate markets could have a material adverse effect on our business and results of operations.
A prolonged or severe economic downturn resulting from adverse domestic and/or global conditions, including epidemics such as the COVID-19 outbreak, may adversely affect the ability of our customers and suppliers to obtain financing and to perform their obligations under agreements with us. These restrictions could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect on our accounts receivable on a timely basis, if at all. These events may, in the aggregate, have a material adverse effect on our results of operations and financial condition.
Because a significant portion of our overall costs are fixed, our earnings are highly sensitive to changes in revenue.

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 36% of our overall costs were fixed in 2019. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
Impairment of goodwill may adversely affect future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. Generally, we conduct an annual impairment assessment. Our 2019 assessment resulted in no goodwill impairment.
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
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2019, our CDIM sales, which consists of the management, distribution, and production of documents and information related to construction projects, including large-format construction drawings, black and white and color signage, specification documents, and marketing material represented approximately 54% of our total net sales, and our MPS represented approximately 32% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long-term revenue, resulting in an adverse effect on our results of operations and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 34% of our net sales in 2019 from our operations in California. As a result, we are dependent to a large extent upon the AEC/O industry in California and, accordingly, we are sensitive to economic factors affecting AEC/O activity in California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. These vendors are not required to use us to distribute their equipment and are generally free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Our reliance on a limited number of principal vendors presents various risks. These include the risk that in the event of an interruption of relationships with our principal vendors for any reason, such as a natural catastrophe, epidemics such as the COVID-19 outbreak, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse effect on our ability to sell equipment as well as our ability to provide effective service and technical support. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our other existing vendors or seek out new relationships with previously unused vendors.
Our failure to adequately protect the proprietary aspects of our technology, including SKYSITE, PlanWell, and Abacus may cause us to lose market share.
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

Our failure to comply with laws related to privacy and data security could adversely affect our financial condition.
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, health-related laws and regulations such as the Health Insurance Portability and Accountability Act of 1996, or HIPAA, may also have an impact on our business. For example, we offer HIPAA-compliant capabilities to certain customers who are “covered entities” under HIPAA, which may include our execution of HIPAA Business Associate Agreements, or BAAs, with such covered entities. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information under HIPAA. If we are unable to comply with the applicable privacy and security requirements, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.
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
We have international operations in China, India, the United Kingdom, Canada, Hong Kong, United Arab Emirates, and Australia. Approximately 14% of our revenues for 2019 were derived from our international operations, with approximately 7% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country (resulting from epidemics such as the COVID-19 outbreak or otherwise), currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

A large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

Approximately 54% of our cash and cash equivalents are currently held outside the United States. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2019 and December 31, 2019, the closing price of our common stock has fluctuated from a low of $1.07 to a high of $2.79 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:
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
Our IT systems are an important part of our operations. We currently store customer data at servers hosted by Amazon Web Services and at our technology center located in San Ramon, California near known earthquake fault zones. Although we have redundant systems and offsite backup procedures in place, interruption in service, damage to or destruction of our technology center or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could result in delays, in reduced levels of customer service and have a material adverse effect on the markets in which we operate and on our business operations.
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

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax provisions are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of tax provision is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the U.S., which represents a majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes, and the taxation of foreign earnings. It is not currently possible to accurately determine the potential impact of proposed or future changes, but such changes could have a material impact on our business.
Our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and results of operations.
As of December 31, 2019, we had $106.2 million in outstanding short and long-term borrowings under our credit facilities, and finance leases, excluding trade payables and operating leases. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.

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
Our Credit Agreement and finance leases are variable-rate instruments which expose us to interest rate risks. If interest rates increase, debt service obligations and our interest expense will increase even though the amount borrowed remains the same. Our net income and cash flows, including cash available for servicing indebtedness, will correspondingly decrease.
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

We may be exposed to employment-related claims and costs and periodic litigation that could adversely affect our business and results of operations.

We are subject to a number of risks inherent to our status as an employer including without limitation:

•	claims of misconduct or negligence on the part of our employees, discrimination or harassment claims against our employees, or claims by our employees of discrimination or harassment;

•	claims relating to violations of wage, hour and other workplace regulations;

•	claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and

•	possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims.

If we experience significant incidents involving any of the above-described risk areas we could face substantial out-of-pocket losses, or fines. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
At the end of 2019, we operated 173 service centers, of which 149 were in the United States, 10 were in Canada, 7 were in China, 2 were in London, England, 1 was in Hong Kong, 2 were in India, 1 was in Australia and 1 was in United Arab Emirates. We also occupied a technology center in Kolkata, India, as well as other facilities, including our executive offices located in San Ramon, California.
In total the Company occupied approximately 1.1 million square feet as of December 31, 2019.
We lease nearly all of our service centers, and each of our administrative facilities and our technology centers. In addition to the facilities that are owned, our fixed assets are comprised primarily of machinery and equipment, vehicles, and computer equipment. We believe that our facilities are adequate and appropriate for the purposes for which they are currently used in our operations and are well maintained.
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
Holders
As of February 24, 2020, the approximate number of stockholders of record of our common stock was 115, and the closing price of our common stock was $1.21 per share as reported by the NYSE. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
In December 2019, the Company’s Board of Directors declared a quarterly cash dividend of $0.01 per share payable February 28, 2020 to shareholders of record as of January 31, 2020. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and any other factors the Board of Directors deems relevant from time to time.

Issuer Purchases of Equity Securities
The following table presents information regarding the Company's repurchases of its common stock for the periods presented:

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2019—April 30, 2019	—	$—	—	$—
May 1, 2019—May 31, 2019	236	$2.10	236	$14,503
June 1, 2019—June 30, 2019	118	$2.12	118	$14,253
July 1, 2019—July 31, 2019	—	$—	—	$14,253
August 1, 2019—August 31, 2019	205	$1.56	205	$13,934
September 1, 2019—September 30, 2019	—	$—	—	$13,934
October 1, 2019—October 31, 2019	—	$—	—	$13,934
November 1, 2019—November 30, 2019	386	$1.26	386	$13,449
December 1, 2019—December 31, 2019	328	$1.19	328	$13,060
Total	1,273		1,273
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

Construction Document and Information Management ("CDIM"), which consists of professional services and software services to manage and distribute documents and information related to construction projects and related project-based businesses outside of the architectural, engineering and construction (AEC) industry. CDIM sales include software services such as SKYSITE, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.

The sale of services addresses a variety of customer needs including the provision of project communication tools, project information management, building information modeling, digital document distribution services, printing services, and others.
Managed Print Services ("MPS"), which consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus, which allows our customers to capture, control, manage, print, and account for their documents. MPS sales represent recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities.

Archiving and Information Management (AIM), which consists of software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE software application to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 76% of our net sales for 2019, with the remaining 24% consisting of sales to businesses outside of the AEC/O industry.

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

Results of Operations

			2019 Versus 2018
	Year Ended December 31,		Increase (decrease)
(In millions, except percentages)	2019 (1)	2018 (1)	$	%
CDIM	$205.5	$211.4	$(5.9)	(2.8)%
MPS	123.3	128.8	(5.5)	(4.3)%
AIM	14.1	13.1	1.0	7.3%
Total services sales	$342.9	$353.3	$(10.4)	(2.9)%
Equipment and Supplies Sales	39.5	47.5	(8.0)	(16.8)%
Total net sales	$382.4	$400.8	$(18.4)	(4.6)%
Gross profit	$125.2	$130.9	$(5.7)	(4.3)%
Selling, general and administrative expenses	$107.3	$109.1	$(1.9)	(1.7)%
Amortization of intangibles	$3.1	$3.9	$(0.7)	(18.8)%
Restructuring expense	$0.7	$—	$0.7	—%
Loss on extinguishment and modification of debt	$0.4	$—	$0.4	—%
Interest expense, net	$5.2	$5.9	$(0.7)	(11.1)%
Income tax provision	$5.7	$3.3	$2.4	71.7%
Net income attributable to ARC	$3.0	$8.9	$(5.9)	(66.0)%
Adjusted net income attributable to ARC (2)	$6.8	$8.5	$(1.7)	(20.3)%
Cash flows provided by operating activities	$52.8	$55.0	$(2.2)	(4.0)%
EBITDA (2)	$45.9	$51.0	$(5.1)	(10.0)%
Adjusted EBITDA (2)	$49.4	$53.4	$(4.0)	(7.6)%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2019 (1)	2018 (1)
Net Sales	100.0%	100.0%
Cost of sales	67.3	67.4
Gross profit	32.7	32.6
Selling, general and administrative expenses	28.0	27.2
Amortization of intangibles	0.8	1.0
Restructuring expense	0.2	—
Income from operations	3.7	4.5
Loss on extinguishment and modification of debt	0.1	—
Interest expense, net	1.4	1.5
Income before income tax provision	2.2	3.0
Income tax provision	1.5	0.8
Net income	0.7	2.2
Loss attributable to the noncontrolling interest	—	—
Net income attributable to ARC	0.8%	2.2%

EBITDA (2)	12.0%	12.7%
Adjusted EBITDA (2)	12.9%	13.3%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2019 Compared to Fiscal Year Ended December 31, 2018
Net Sales
Net sales in 2019 decreased 4.6%, compared to 2018. The decrease in net sales was due primarily to declines in our print-based service offerings and equipment sales.
CDIM. Sales of CDIM services in 2019 decreased $5.9 million, or 2.8%, compared to 2018. The decrease in sales of CDIM services were driven by a lack of demand for our traditional printing services, particularly in the construction space, offset partially by our non-traditional printing services such as color imaging for retail, promotion and marketing projects. CDIM services represented 54% and 53% of total net sales for 2019 and 2018, respectively.
MPS. Sales of MPS services in 2019 decreased $5.5 million or 4.3%, due to the decline in print volumes from existing customers. Our MPS offering delivers value to our customers by optimizing their print infrastructure primarily during the first year after joining us as a customer. Sales reductions associated with a decline in print volume are typically offset by new customer acquisitions and expansion of MPS services within existing customers. Revenues from MPS services sales represented approximately 32% of total net sales for 2019 and 2018.
The number of MPS accounts grew to approximately 10,900 as of December 31, 2019, an increase of approximately 400 locations compared to December 31, 2018. Maintaining MPS revenue performance has always required the acquisition of new customers to offset print declines caused by optimizing our customers’ print environments. In recent years, additional secular print declines in office printing have increased across the industry, primarily driven by environmental sustainability initiatives. Thus, to maintain stable revenue performance in this business line, we have focused our sales organization on acquiring more clients and a wider variety of clients to offset these secular declines.

AIM. Year-over-year sales of AIM services increased by $1.0 million, or 7.3%, in 2019, compared to 2018. The growth in AIM was primarily driven by sales of solutions for building owners and facility managers. We are driving an expansion of our addressable market for AIM services by targeting building owners and facilities managers that require on-demand access to legacy documents to operate their assets efficiently.
Equipment and Supplies. Equipment and Supplies sales decreased by $8.0 million, or 16.8%, in 2019, compared to 2018, primarily due to a decrease in equipment sales in China. Changes in Equipment and Supplies sales are largely driven by the timing of replacements of aging equipment fleets for customers who prefer to own their equipment. Equipment and Supplies sales represented approximately 10% of total net sales for 2019 and approximately 12% for 2018. Equipment and Supplies sales derived from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture, were $19.6 million in 2019, as compared to $25.6 million in 2018. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment opposed to using equipment through onsite services arrangements, although recent changes in the market may be indicative of a shift in procurement practices. We do not anticipate growth in Equipment and Supplies sales due to the softening of the Chinese market as well as our focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
Gross profit decreased to $125.2 million in 2019, compared to $130.9 million in 2018. Gross margin increased to 32.7% in 2019, compared to 32.6% in 2018, on a net sales decrease of $18.4 million.
The slight increase in our gross margins in 2019 was primarily driven by gross margin improvement initiatives we commenced in late 2018 and the cost saving activities we initiated in connection with the restructuring plan, described below.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.9 million or 1.7% in 2019 compared to 2018.
General and administrative expenses in 2019 decreased by $1.3 million or 2.0% compared to 2018. This decrease in expenses was driven by a moderation of health costs in 2019 as compared to 2018 and a reduction in bonuses in 2019 resulting from the decline in our 2019 financial performance.
Year-over-year sales and marketing expenses decreased by $0.6 million in 2019 compared to 2018, due to an optimization of our sales organization as a result of the decline in sales.
Amortization of Intangibles
Amortization of intangibles of $3.1 million in 2019 decreased compared to 2018, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Restructuring Expense
To better align our costs and resources with demand for our current portfolio of services and products, we initiated a restructuring plan in the third quarter of 2019. This restructure included a reduction in sales and marketing infrastructure for ancillary technology services, the optimization of regional and corporate organization structure and labor force, and the implementation of system and equipment upgrades to increase operational efficiency. The expense for this restructuring totaled $0.7 million in 2019, see Note 3, Restructuring Expenses to our Condensed Consolidated Financial Statements, for further information.
Loss on extinguishment and modification of debt
On December 17, 2019 we entered into an amendment (the "2019 Amendment") to our Credit Agreement, dated November 20, 2014 ("Credit Agreement"), with Wells Fargo Bank. The 2019 Amendment increased the maximum aggregate principal amount of revolving loans (“Revolving Loans”) under the Credit Agreement from $65 million to $80 million. Proceeds of a portion of the Revolving Loans drawn under the Credit Agreement were used to fully repay the $49.5 million term loan that was then outstanding under the Credit Agreement (the "Term Loan"). Therefore, we wrote-off $0.4 million in unamortized deferred financing fees related to the extinguished Term Loan.
Interest Expense, Net
Net interest expense totaled $5.2 million in 2019, compared to $5.9 million in 2018. The decrease in 2019 compared to 2018 was due to our continued pay down of our long-term debt.

Income Taxes

We recorded an income tax provision of $5.7 million in relation to a pretax income of $8.6 million for 2019, which resulted in an effective income tax rate of 66.8%. Excluding the impact of valuation allowances, Internal Revenue Code Section 162(m), and other discrete tax items, our effective income tax rate would have been 31.9%.

We recorded an income tax provision of $3.3 million in relation to a pretax income of $12.1 million for 2018, which resulted in an effective income tax rate of 27.6%. Excluding the impact of valuation allowances and other discrete tax items, our effective income tax rate would have been 30.4%.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of our Chinese joint venture with UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $3.0 million in 2019, as compared to $8.9 million in 2018. The change in net income attributable to ARC in 2019 versus the prior year is primarily due to the decline in net sales.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for 2019 and 2018 to reflect the exclusion of loss on extinguishment and modification of debt, restructuring expense, changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2019 and 2018. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for 2019 and 2018 to exclude loss on extinguishment and modification of debt, restructuring expense, and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2019	2018
Cash flows provided by operating activities	$52,781	$54,964
Changes in operating assets and liabilities	(9,479)	(6,916)
Non-cash expenses	(8,558)	(6,434)
Income tax provision	5,724	3,334
Interest expense, net	5,226	5,880
Loss attributable to the noncontrolling interest	175	146
EBITDA	$45,869	$50,974

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2019	2018
Net income attributable to ARC Document Solutions, Inc. shareholders	$3,015	$8,873
Interest expense, net	5,226	5,880
Income tax provision	5,724	3,334
Depreciation and amortization	31,904	32,887
EBITDA	45,869	50,974
Loss on extinguishment and modification of debt	389	—
Restructuring expense	660	—
Stock-based compensation	2,459	2,445
Adjusted EBITDA	$49,377	$53,419
The following is a reconciliation of net income margin attributable to ARC to EBITDA margin and Adjusted EBITDA margin:

	Year Ended December 31,
	2019	2018
Net income margin attributable to ARC	0.8%	2.2%
Interest expense, net	1.4	1.5
Income tax provision	1.5	0.8
Depreciation and amortization	8.3	8.2
EBITDA margin	12.0	12.7
Loss on extinguishment and modification of debt	0.1	—
Restructuring expense	0.2	—
Stock-based compensation	0.6	0.6
Adjusted EBITDA margin	12.9%	13.3%

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to Adjusted net income and Adjusted earnings per share attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands, except per share data)	2019	2018
Net income attributable to ARC Document Solutions, Inc. shareholders	$3,015	$8,873
Loss on extinguishment and modification of debt	389	—
Restructuring expense	660	—
Income tax benefit related to above items	(273)	—
Deferred tax valuation allowance and other discrete tax items	3,006	(341)
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$6,797	$8,532
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.07	$0.20
Diluted	$0.07	$0.20
Weighted average common shares outstanding:
Basic	44,997	44,918
Diluted	45,083	45,050
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.15	$0.19
Diluted	$0.15	$0.19
Weighted average common shares outstanding:
Basic	44,997	44,918
Diluted	45,083	45,050

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
We continually assess our capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, and debt pay-downs.  In December 2019, our Board of Directors approved a quarterly cash dividend of one cent per common share payable on February 28, 2020.  We expect to continue to pay quarterly cash dividends at or above the level approved in December 2019.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of the Company’s business, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.
On May 1, 2019, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $15.0 million of the Company's outstanding common stock through March 31, 2021. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions.  During the year ended December 31, 2019, we repurchased 1.3 million in common stock for a total purchase price of $1.9 million.
Total cash and cash equivalents as of December 31, 2019 was $29.4 million. Of this amount, $15.8 million was held in foreign countries, with $12.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2019	2018
Net cash provided by operating activities	$52,781	$54,964
Net cash used in investing activities	$(12,244)	$(14,235)
Net cash used in financing activities	$(40,433)	$(38,700)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations in 2019 was primarily a result of the decrease in profitability in 2019 and the timing of cash outlays related to accounts payable and accrued expenses, partially offset by the timing of sales and collection of those sales. Days sales outstanding (“DSO”) was 50 days as of December 31, 2019 and 53 days as of December 31, 2018. We continue our focus on the timely collection of our accounts receivable.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $12.9 million and $14.9 million, in 2019 and 2018, respectively. The decrease in capital expenditures from 2018 to 2019 is driven by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash, as well as the addition of leasehold improvements in two of our largest facilities during 2018.
As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $40.4 million used in financing activities in 2019 primarily relates to payments on our debt agreements and capital leases. The increase in cash flows used in financing activities was primarily due to share repurchases described above.
Our cash position, working capital, and debt obligations as of December 31, 2019 and 2018 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2019	2018
Cash and cash equivalents	$29,425	$29,433
Working capital	$20,008	$34,425

Borrowings from credit agreement (1) (2)	$60,000	$79,444
Other debt obligations	46,157	47,748
Total debt obligations	$106,157	$127,192

(1)	Net of deferred financing fees of $0 and $556 at December 31, 2019 and 2018, respectively.

(2)	Includes $60.0 million of revolving loans outstanding under our Credit Agreement at December 31, 2019.
The decrease of $14.4 million in working capital in 2019 was primarily due to the adoption of Accounting Standards Codification (“ASC”) 842, Leases, that required operating leases to be recognized as a right-of-use asset and a corresponding short-term and long-term liability. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
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
Debt Obligations
Credit Agreement
On December 17, 2019, we entered into an amendment (the "2019 Amendment") to our Credit Agreement, dated as of November 20, 2014 ("Credit Agreement") with Wells Fargo Bank.
The 2019 Amendment increased the maximum aggregate principal amount of Revolving Loans under the Credit Agreement from $65 million to $80 million. Proceeds of a portion of the Revolving Loans drawn under the Credit Agreement were used to fully repay the $49.5 million term loan that was then outstanding under the Credit Agreement (the "Term Loan").
The 2019 Amendment also modified certain tests we are required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. Per the 2019 Amendment, when calculating the fixed charge coverage ratio we may now exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve month period.
As of December 31, 2019, our borrowing availability under the Revolving Loan commitment was $17.8 million, after deducting outstanding letters of credit of $2.2 million and an outstanding Revolving Loan balance of $60.0 million.
Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the Credit Agreement). Loans borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of December 31, 2019, and are currently forecasted to remain in compliance with our covenants for the remainder of the term of the Credit Agreement.
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
The obligations of our subsidiary that is the borrower under the Credit Agreement are guaranteed by us and each of our other United States subsidiaries. The Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit Agreement or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, ours and each guarantor’s assets (subject to certain exceptions).
Credit Agreement

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2019
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Revolving Loans (1)	$60,000	$17,844	3.63%

 (1) Revolving Loan available borrowing capacity, net of $2.2 million of outstanding standby letters of credit as of December 31, 2019.
Capital Leases
As of December 31, 2019, we had $46.2 million of capital lease obligations outstanding, with a weighted average interest rate of 4.9% and maturities between 2020 and 2025.
Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
Our management prepares financial statements in conformity with GAAP. When we prepare these financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
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

In 2017 we elected to early-adopt ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test.

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
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus®, which allows our customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of

ASC 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. The pattern of revenue recognition for the Company's MPS revenue has remained substantially unchanged following the adoption of ASC 842. See Note 8, Leasing, for additional information.
AIM, combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our hosted SKYSITE software to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of AIM professional services, which represent substantially all revenue for AIM, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE or through electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

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

Leases
We recognize lease assets and corresponding lease liabilities for all operating and finance leases on our Consolidated Balance Sheets, excluding short-term leases (leases with terms of 12 months or less) as described under ASU No. 2016-02, Leases (Topic 842). Some of our long-term operating lease agreements include options to extend, which are also factored into the recognition of their respective assets and liabilities when appropriate based on management’s assessment of the probability that the options will be exercised. Lease payments are discounted using the rate implicit in the lease, or, if not readily determinable, a third-party secured incremental borrowing rate based on information available at lease commencement. Additionally, certain of our lease agreements include escalating rents over the lease terms which, under Topic 842, results in rent being expensed on a straight-line basis over the life of the lease that commences on the date we have the right to control the property.  Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. For additional information about the impact of the adoption of ASC 842, see Note 8, Leasing.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.3 million valuation allowance against certain deferred tax assets as of December 31, 2019.
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

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies to our Consolidated Financial Statements for disclosure on recently adopted accounting pronouncements and those not yet adopted.

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

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (“Exchange Act”) are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated

Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2019.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of ARC Document Solutions, Inc.:

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of ARC Document Solutions Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 12, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
March 12, 2020

Item 9B. Other Information

On March 11, 2020, the Company entered into an amendment to the Amended and Restated Executive Employment Agreement with Jorge Avalos, the Company’s Chief Financial Officer.  Pursuant to the amendment to Mr. Avalos’ employment agreement, his base salary is set at $420,000. The foregoing description of the amendment is qualified in its entirety by reference to the full text of the amendments, which is filed as Exhibit 10.43 to this Annual Report on Form 10-K.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2020 Annual Meeting of Stockholders (“2020 Annual Meeting”), which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2019, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2020 Annual Meeting and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2020 Annual Meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2020 Annual Meeting and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2020 Annual Meeting and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2020 Annual Meeting and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Equity for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements
(2) Financial Statement Schedules
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

10.18
Letter Amendment, dated March 13, 2014, by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K filed on March 14, 2014).^

10.19
Amended and Restated Employment Agreement, dated March 13, 2014, between ARC Document Solutions, Inc. and Mr. Kumarakulasingam (incorporated by reference to Exhibit 10.48 to the Registrant's Form 10-K filed on March 14, 2014).^

10.20
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and John Toth (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 7, 2014).^

10.21
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on May 7, 2014).^

10.22
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant's Form 10-Q filed on May 7, 2014).^

10.23
Executive Employment Agreement, dated May 1, 2014, by and between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.4 to the Registrant's Form 10-Q filed on May 7, 2014).^

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

10.31
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.32
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.33
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.34
Amendment Letter, dated as of February 5, 2016, by and among ARC Document Solutions, LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed on February 9, 2016).

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

10.38
Amended and Restated Executive Employment Agreement, dated February 22, 2018 between ARC Document Solutions, Inc. and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K files on February 23, 2018). ^

10.39	Amendment to the ARC Document Solutions, Inc. 2014 Stock Incentive Plan, dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 1, 2018).

10.40
Amendment No 1 to the Amended and Restated Executive Employment Agreement, dated February 13, 2019, between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 6, 2019).^

10.41
Amendment No 1 to the Amended and Restated Executive Employment Agreement, dated February 13, 2019, between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 6, 2019).^

10.42
Sixth Amendment to Credit Agreement, dated December 17, 2019, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2019).

10.43	Amendment No. 3 to the Amended and Restated Executive Employment Agreement, dated February 13, 2020, between ARC Document Solutions, Inc. and Jorge Avalos.*^

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC DOCUMENT SOLUTIONS, INC.

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer
Date: March 12, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2020

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2020

/s/ BRADFORD L. BROOKS Bradford L. Brooks	Director	March 12, 2020

/s/ CHERYL COOK Cheryl Cook	Director	March 12, 2020

/s/ THOMAS J. FORMOLO Thomas J. Formolo	Director	March 12, 2020

/s/ JOHN G. FREELAND John G. Freeland	Director	March 12, 2020

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	March 12, 2020

/s/ MARK W. MEALY Mark W. Mealy	Director	March 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ARC Document Solutions, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842). Effects of the application of ASC 842 are further discussed in Note 2 to the financial statements.
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
March 12, 2020
We have served as the Company's auditor since 2009.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$29,425	$29,433
Accounts receivable, net of allowances for accounts receivable of $2,099 and $2,016	51,432	58,035
Inventories, net	13,936	16,768
Prepaid expenses	4,783	4,937
Other current assets	6,807	6,202
Total current assets	106,383	115,375
Property and equipment, net of accumulated depreciation of $210,849 and $199,480	70,334	70,668
Right-of-use assets from operating leases	41,238	—
Goodwill	121,051	121,051
Other intangible assets, net	1,996	5,126
Deferred income taxes	19,755	24,946
Other assets	2,400	2,550
Total assets	$363,157	$339,716
Liabilities and Equity
Current liabilities:
Accounts payable	$23,231	$24,218
Accrued payroll and payroll-related expenses	14,569	17,029
Accrued expenses	20,440	17,571
Current operating lease liabilities	11,060	—
Current portion of long-term debt and finance leases	17,075	22,132
Total current liabilities	86,375	80,950
Long-term operating lease liabilities	37,260	—
Long-term debt and finance leases	89,082	105,060
Other long-term liabilities	400	6,404
Total liabilities	213,117	192,414
Commitments and contingencies (Note 7)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 49,189 and 48,492 shares issued and 45,228 and 45,818 shares outstanding	49	48
Additional paid-in capital	126,117	123,525
Retained earnings	31,969	29,397
Accumulated other comprehensive loss	(3,357)	(3,351)
	154,778	149,619
Less cost of common stock in treasury, 3,960 and 2,674 shares	11,410	9,350
Total ARC Document Solutions, Inc. stockholders’ equity	143,368	140,269
Noncontrolling interest	6,672	7,033
Total equity	150,040	147,302
Total liabilities and equity	$363,157	$339,716
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018
Service sales	$342,912	$353,300
Equipment and supplies sales	39,503	47,484
Total net sales	382,415	400,784
Cost of sales	257,246	269,934
Gross profit	125,169	130,850
Selling, general and administrative expenses	107,260	109,122
Amortization of intangible assets	3,141	3,868
Restructuring expense	660	—
Income from operations	14,108	17,860
Other income, net	(71)	(81)
Loss on extinguishment and modification of debt	389	—
Interest expense, net	5,226	5,880
Income before income tax provision	8,564	12,061
Income tax provision	5,724	3,334
Net income	2,840	8,727
Loss attributable to noncontrolling interest	175	146
Net income attributable to ARC Document Solutions, Inc. shareholders	$3,015	$8,873

Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.07	$0.20
Diluted	$0.07	$0.20
Weighted average common shares outstanding:
Basic	44,997	44,918
Diluted	45,083	45,050
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2019	2018
Net income	$2,840	$8,727
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(192)	(1,548)
Other comprehensive loss, net of tax	(192)	(1,548)
Comprehensive income	2,648	7,179
Comprehensive loss attributable to noncontrolling interest	(361)	(341)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$3,009	$7,520
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2017	47,913	$48	$120,953	$20,524	$(1,998)	$(9,290)	$7,374	$137,611
Stock-based compensation	503		2,445					2,445
Issuance of common stock under Employee Stock Purchase Plan	76		127					127
Treasury shares						(60)		(60)
Comprehensive income				8,873	(1,353)		(341)	7,179
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	607	1	2,459					2,460
Issuance of common stock under Employee Stock Purchase Plan	90		133					133
Treasury shares						(2,060)		(2,060)
Common stock cash dividends				(443)				(443)
Comprehensive income				3,015	(6)		(361)	2,648
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net income	$2,840	$8,727
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	590	1,083
Depreciation	28,763	29,019
Amortization of intangible assets	3,141	3,868
Amortization of deferred financing costs	208	232
Stock-based compensation	2,459	2,445
Deferred income taxes	5,157	3,128
Deferred tax valuation allowance	51	(140)
Restructuring expense, non-cash portion	148	—
Loss on extinguishment and modification of debt	389	—
Other non-cash items, net	(444)	(314)
Changes in operating assets and liabilities:
Accounts receivable	6,119	(2,767)
Inventory	2,791	2,737
Prepaid expenses and other assets	11,828	(1,814)
Accounts payable and accrued expenses	(11,259)	8,760
Net cash provided by operating activities	52,781	54,964
Cash flows from investing activities
Capital expenditures	(12,885)	(14,930)
Other	641	695
Net cash used in investing activities	(12,244)	(14,235)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	133	127
Share repurchases	(2,060)	(60)
Contingent consideration on prior acquisitions	(3)	(236)
Payments on long-term debt agreements and capital leases	(71,657)	(23,031)
Borrowings under revolving credit facilities	71,250	16,875
Payments under revolving credit facilities	(38,000)	(32,375)
Payment of deferred financing costs	(96)	—
Net cash used in financing activities	(40,433)	(38,700)
Effect of foreign currency translation on cash balances	(112)	(655)
Net change in cash and cash equivalents	(8)	1,374
Cash and cash equivalents at beginning of period	29,433	28,059
Cash and cash equivalents at end of period	$29,425	$29,433
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,151	$5,437
Income taxes paid, net	$522	$713
Noncash financing activities:
Finance lease obligations incurred	$17,057	$21,531
Operating lease obligations incurred	$6,728	$—
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, Australia, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s joint venture in China, held $12.7 million and $11.5 million of the Company’s cash and cash equivalents as of December 31, 2019 and 2018, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during 2019 and 2018.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 34% for 2019 and 2018.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.

Purchases from the Company’s three largest vendors during 2019 and 2018 comprised approximately 41% and 46% respectively, of the Company’s total purchases of inventory and supplies.

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

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2019
Allowance for accounts receivable	$2,016	$590	$(507)	$2,099
Year ended December 31, 2018
Allowance for accounts receivable	$2,341	$1,083	$(1,408)	$2,016
 (1) Deductions represent uncollectible accounts written-off net of recoveries.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or net realizable value. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of sales. As of December 31, 2019 and 2018, the reserves for inventory obsolescence was $0.9 million.
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

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company has a $2.3 million valuation allowance against certain deferred tax assets as of December 31, 2019.
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

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 5, Property and Equipment) includes $1.3 million and $1.3 million of capitalized software development costs as of December 31, 2019 and 2018, net of accumulated amortization of $20.7 million and $20.0 million as of December 31, 2019 and 2018, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $1.0 million and $1.1 million, during the years ended December 31, 2019 and 2018, respectively.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2019 or 2018.

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
In 2017, the Company elected to early-adopt ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test.
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement ("Credit Agreement"). At December 31, 2019 and 2018, the Company had deferred financing costs of zero and $0.6 million, respectively, net of accumulated amortization of $0.3 million, as of December 31, 2018. The Company extinguished its term loan in December of 2019. See Note 6, Long-Term Debt, for additional information.

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $9.3 million and $7.3 million as of December 31, 2019 and 2018, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and capital leases: The carrying amount of the Company’s capital leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2019 for borrowings under its Credit Agreement is $60.0 million. The Company has determined that borrowings under its Credit Agreement of $60.0 million as of December 31, 2019 approximates its fair value.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2019	2018
Service Sales
CDIM	$205,536	$211,389
MPS	123,279	128,775
AIM	14,097	13,136
Total services sales	342,912	353,300
Equipment and Supplies Sales	39,503	47,484
Total net sales	$382,415	$400,784

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
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by the Company's hosted proprietary technology, Abacus®, which allows customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of ASC 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. The pattern of revenue recognition for the Company's MPS revenue has remained substantially unchanged following the adoption of ASC 842. See Note 8, Leasing, for additional information.

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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $11.1 million for 2019 and 2018, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 2% of the Company’s consolidated revenues during the years ended December 31, 2019 and 2018.
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

	Year Ended December 31,
	2019			2018
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$329,372	$53,043	$382,415	$340,650	$60,134	$400,784
Property and equipment, net	$63,458	$6,876	$70,334	$64,878	$5,790	$70,668
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $1.8 million and $2.1 million during 2019 and 2018, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2019 and 2018, was $2.5 million and $2.4 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified along with other income tax cash flows as an operating activity.
The weighted average fair value at the grant date for options issued in 2019 and 2018, was $1.30 and $1.21, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2019 and 2018:

	Year Ended December 31,
	2019	2018
Weighted average assumptions used:
Risk free interest rate	2.51%	2.74%
Expected volatility	54.8%	53.0%
Expected dividend yield	—%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2019 and 2018, was 6.7 years and 6.6 years, respectively.
For fiscal years 2019 and 2018, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Since inception the Company has never paid out dividends and did not plan to issue dividend until the fourth quarter of 2019. There have been no stock options granted since this change and any future stock options granted will include a dividend yield. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2019, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $2.4 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.
For additional information, see Note 10, Employee Stock Purchase Plan and Stock Plan.
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $9.3 million and $8.4 million, during 2019 and 2018, respectively.
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
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 4.8 million and 5.1 million common shares excluded from the calculation of diluted net income attributable to ARC per common share as their effect would have been anti-dilutive for 2019 and 2018, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2019 and 2018:

	Year Ended December 31,
	2019	2018
Weighted average common shares outstanding during the period — basic	44,997	44,918
Effect of dilutive stock options	86	132
Weighted average common shares outstanding during the period — diluted	45,083	45,050

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), Leases. The new guidance replaced the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use ("ROU") asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight-line total lease expense. The Company adopted ASC 842 on January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets of approximately $46.9 million and operating lease liabilities of approximately $53.7 million, as of January 1, 2019. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet under the previous guidance, ASC 840. For additional information about the impact of the adoption of ASC 842, see Note 8, Leasing.

Recent Accounting Pronouncements Not Yet Adopted

In August 2018, FASB issued Accounting Standards Update No. 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract ("ASU 2018-15"). ASU 2018-15 requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification 350-40 to determine which implementation costs to defer and recognize as an asset. ASU 2018-15 generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. The Company is currently evaluating the impact of ASU 2018-15 on its consolidated financial statements and related disclosures, but does not expect them to be material.

In December 2019, FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions to the general principles for recording income taxes, while also simplifying certain recognition and allocation approaches to accounting for income taxes. ASU 2019-12 will be effective for the first interim period within annual periods beginning after December 15, 2020 on a prospective basis, and early adoption is permitted. The Company is currently evaluating the impact of ASU 2019-12 on its consolidated financial statements and related disclosures.

3. RESTRUCTURING
To better align the Company's costs and resources with demand for its current portfolio of services and products, the Company initiated a restructuring plan in the third quarter of 2019. Activities associated with this restructuring plan concluded by the fourth quarter of 2019. The Company reduced sales and marketing infrastructure for its ancillary technology services, restructured its regional and corporate organization structure and labor force, and implemented system and equipment upgrades to increase operating efficiency. This restructuring resulted in a reduction in headcount of approximately 90 employees, which represents approximately 5% of the Company's U.S. total workforce. Expenses related to employee terminations as a result of this restructuring totaled $0.7 million in 2019. The Company expects to pay an additional $0.1 million in the three months ended March 31, 2020, related to employee termination costs incurred as of December 31, 2019.

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

In 2017 the Company elected to early-adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test.
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
The carrying amount of goodwill from January 1, 2018 through December 31, 2019 is summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2018	$405,558	$284,507	$121,051
December 31, 2018	405,558	284,507	121,051
December 31, 2019	$405,558	$284,507	$121,051

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2019 and concluded that there was no impairment.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2019 and 2018 which continue to be amortized:

	December 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,127	$97,430	$1,697	$99,136	$94,345	$4,791
Trade names and trademarks	20,279	19,980	299	20,259	19,924	335
	$119,406	$117,410	$1,996	$119,395	$114,269	$5,126
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2020	$1,528
2021	172
2022	98
2023	42
2024	40
Thereafter	116
$1,996
5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following:

	December 31,
	2019	2018
Machinery and equipment	$256,249	$248,546
Buildings and leasehold improvements	22,050	18,819
Furniture and fixtures	2,884	2,783
	281,183	270,148
Less accumulated depreciation	(210,849)	(199,480)
	$70,334	$70,668
Depreciation expense was $28.8 million and $29.0 million for 2019 and 2018, respectively.

6. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2019	2018
Term Loan, net of deferred financing fees of $556; 4.11% interest rate at December 31, 2018	$—	$52,694
Revolving Loans; 3.63% and 4.74% interest rate at December 31, 2019 and 2018	60,000	26,750
Various capital leases; weighted average interest rate of 4.9% and 4.8% at December 31, 2019 and 2018; principal and interest payable monthly through December 2025	46,157	47,737
Various other notes payable with a weighted average interest rate of 10.7% at December 31, 2018	—	11
	106,157	127,192
Less current portion	(17,075)	(22,132)
	$89,082	$105,060
Credit Agreement
On December 17, 2019, the Company amended its Credit Agreement which was originally entered into on November 20, 2014 with Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.
The amendment increased the maximum aggregate principal amount of revolving loans under the Credit Agreement from $65 million to $80 million. Proceeds of a portion of the revolving loans available to be drawn under the Credit Agreement were used to fully repay the $49.5 million term loan that was outstanding under the Credit Agreement.
As of December 31, 2019, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $17.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $60.0 million.
Loans borrowed under the Credit Agreement bear interest, in the case of LIBOR rate loans, at a per annum rate equal to the applicable LIBOR rate, plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the Credit Agreement). Loans borrowed under the Credit Agreement that are not LIBOR rate loans bear interest at a per annum rate equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by Wells Fargo Bank, National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00.
The amendment also modified certain tests the Company is required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. Per the amendment, when calculating the fixed charge coverage ratio the Company may now exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve month period.

The amendment supported the creation of a new dividend program. In December 2019, the Company’s board of directors declared a quarterly cash dividend of $0.01 per share payable February 28, 2020 to shareholders of record as of January 31, 2020. Accordingly, the Company recorded a dividend payable of $443 thousand within accrued expenses.
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
The obligations of the Company’s subsidiary that is the borrower under the Credit Agreement are guaranteed by the Company and each of its other United States subsidiaries. The Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the Credit facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, the Company’s and each guarantor’s assets (subject to certain exceptions).
7. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 8, Leasing, for the schedule of the Company’s future minimum operating lease payments as of December 31, 2019.
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
Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and are reduced by any lease incentives received. The lease terms range from one to ten years, with renewal terms that can extend the lease term from 1 to 5 years. A portion of the Company’s real estate leases are generally subject to annual changes in the Consumer Price Index (CPI), which are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The tables below present financial information associated with the Company's leases. This information is only presented as of, and the year ended, December 31, 2019 because, as noted above, the Company adopted ASC 842 using a transition method that does not require application to periods prior to adoption.

	Classification	December 31, 2019
Assets
Operating lease assets	Right-of-use assets from operating leases	$41,238
Finance lease assets	Property and equipment	85,914
	Less accumulated depreciation	(43,166)
	Property and equipment, net	42,748
Total lease assets		$83,986

Liabilities
Current
Operating	Current portion of operating lease liabilities	$11,060
Finance	Current portion of long-term finance leases	17,075
Long-term
Operating	Long-term portion of operating lease liabilities	37,260
Finance	Long-term portion of finance leases	29,082
Total lease liabilities		$94,477

	Classification	Year Ended December 31, 2019
Operating lease cost	Cost of sales	$16,436
	Selling, general and administrative expenses	3,381
Total operating lease cost (1)		$19,817

Finance lease cost
Amortization of leased assets	Cost of sales	$18,314
	Selling, general and administrative expenses	246
Interest on lease liabilities	Interest expense, net	2,353
Total finance lease cost		20,913
Total lease cost		$40,730
(1) Includes variable lease costs and short-term lease costs of $2,893 and $433, respectively for the year ended December 31, 2019.

Maturity of lease liabilities (as of December 31, 2019)	Operating Leases(1) (2)	Finance Leases(3)
2020	$15,247	$19,421
2021	12,709	15,183
2022	10,797	9,784
2023	8,418	5,229
2024	5,709	1,777
Thereafter	11,970	65
Total	64,850	51,459
Less amount representing interest	16,530	5,302
Present value of lease liability	$48,320	$46,157

(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of December 31, 2019. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million during 2019 and 2018. In the table above, annual rental payments of $0.5 million for related parties are included in 2020 through 2023.

(3) The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

As previously disclosed in the Company's 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for operating leases and capital lease obligation as of December 31, 2018 were as follows:

Maturity of lease liabilities (as of December 31, 2018)	Operating Leases	Capital Leases
2019	$16,355	$16,872
2020	12,956	13,817
2021	10,130	10,141
2022	8,510	5,274
2023	7,054	1,633
Thereafter	16,650	—
Total	$71,655	$47,737

December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.5
Finance leases	3.2

Weighted average discount rate
Operating leases	5.9%
Finance leases	4.9%

Other information	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,415
Operating cash flows from finance leases	$2,373
Financing cash flows from finance leases	$18,407
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
MPS revenue includes $114.7 million of rental income and $8.6 million of service income for the year ended December 31, 2019. The Company's property and equipment, net of accumulated depreciation, includes approximately $40 million of equipment subject to leases with customers under the Company's MPS arrangements. Following termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.

9. INCOME TAXES
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

The Company recognized $11.9 million of tax expense in the fourth quarter of 2017 primarily due to the reduction in its net U.S. deferred tax assets for the 14 percentage points decrease in the U.S. federal statutory rate. In accordance with Staff Accounting Bulletin No. 118, which provides guidance on accounting for the impact of the TCJA, in effect allowing an entity to use a methodology similar to the measurement period in a business combination. The Company completed its accounting for the tax effects of the TCJA. Additionally, further guidance from the Internal Revenue Service ("IRS"), SEC, or the FASB could result in changes to the Company’s accounting for the tax effects of the TCJA in its 2019 tax year and future tax years.

The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2019 and 2018:

	Year Ended December 31,
	2019	2018
Current:
Federal	$(45)	$(89)
State	187	65
Foreign	354	370
	496	346
Deferred:
Federal	3,680	2,331
State	1,606	560
Foreign	(58)	97
	5,228	2,988
Income tax provision	$5,724	$3,334
The Company's foreign earnings before taxes were $0.7 million and $1.2 million for 2019 and 2018, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2019	2018
Deferred tax assets:
Financial statement accruals not currently deductible	$2,047	$2,332
Deferred rent expense	—	1,563
Accrued vacation	849	873
Deferred revenue, net	84	24
Fixed assets	3,637	3,624
Right of use operating lease liabilities	12,025	—
Goodwill and other identifiable intangibles	7,297	9,917
Stock-based compensation	2,952	5,022
Federal tax net operating loss carryforward	16,914	16,353
State tax net operating loss carryforward, net	5,803	5,791
Foreign tax net operating loss carryforward	602	691
Tax credits, net	1,726	1,770
Gross deferred tax assets	53,936	47,960
Less: valuation allowance	(2,254)	(2,203)
Net deferred tax assets	$51,682	$45,757

Deferred tax liabilities:
Goodwill	$(21,705)	$(20,811)
Right of use assets	(10,222)	—
Net deferred tax assets	$19,755	$24,946

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2019	2018
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	7	5
Foreign taxes	2	2
Valuation allowance	1	(1)
Non-deductible expenses and other	2	1
Section 162(m) limitation	3	1
Stock based compensation	29	—
Discrete items for federal, state and foreign taxes	1	(2)
Global intangible low taxed income	1	1
Effective income tax rate	67%	28%

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.3 million valuation allowance against certain deferred tax assets as of December 31, 2019.

Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2019 are considered more likely than not to be realized. The valuation allowance of $2.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.2 million as of December 31, 2019 included in other current assets in its consolidated balance sheet primarily related to income tax refunds for prior years.
As of December 31, 2019, the Company had approximately $80.5 million of consolidated federal, $93.3 million of state and $3.6 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. The pre TCJA federal net operating loss carryforwards will begin to expire in varying amounts between 2031 and 2037. The pre TCJA state net operating loss carryforwards will begin to expire in varying amounts between 2020 and 2039. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2022.

The Company and some of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

There were no unrecognized tax benefits as of and for the years ended December 31, 2019 or 2018. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2019 and 2018, no interest or penalties were required to be recognized related to unrecognized tax benefits.
10. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2019 and 2018, was $23 thousand and $22 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2019	2018
Shares purchased	90	76
Average price per share	$1.51	$1.67
Stock Plan
The Company's Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The Company's Stock Plan authorizes the Company to issue up to 3.5 million shares of common stock. At December 31, 2019, 2.0 million shares remain available for issuance under the Stock Plan.
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
During 2019 and 2018, the Company granted options to acquire a total of 747 thousand shares and 686 thousand shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.
The following is a further breakdown of the stock option activity under the Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2017	4,735	$5.44
Granted	686	$2.21
Exercised	—	$—
Forfeited/Canceled	(164)	$6.23
Outstanding at December 31, 2018	5,257	$4.95
Granted	747	$2.30
Exercised	—	$—
Forfeited/Canceled	(1,097)	$7.11
Outstanding at December 31, 2019	4,907	$4.06	5.27	$—
Vested or expected to vest at December 31, 2019	4,907	$4.06	5.27	$—
Exercisable at December 31, 2019	3,661	$4.56	4.17	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2019. This amount changes based on the fair market value of the common stock. There were no options exercised during the years ended 2019 and 2018.

A summary of the Company’s non-vested stock options as of December 31, 2019, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value
Non-vested at December 31, 2018	1,191	$1.76
Granted	747	$1.30
Vested	(514)	$1.92
Forfeited/Canceled	(178)	$1.54
Non-vested at December 31, 2019	1,246	$1.44
The following table summarizes certain information concerning outstanding options at December 31, 2019:

Range of Exercise Price	Options Outstanding at December 31, 2019
$1.14 – $2.70	2,568
$3.65 – $4.82	911
$5.37 – $7.19	949
$8.66 – $9.09	479
$1.14 – $9.09	4,907
Restricted Stock
The Stock Plan provides for automatic grants of restricted stock awards to non-employee directors of the Company, as of each annual meeting of the Company’s stockholders having a then fair market value equal to $60 thousand.
In 2019, the Company granted 450 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 26 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
In 2018, the Company granted 325 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted stock options and restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. Additionally, the Company granted approximately 13 thousand shares of restricted stock to an non-employee member of its board of directors that joined during the fourth quarter of 2018.The restricted stock vests on the one-year anniversary of the grant date.

A summary of the Company’s non-vested restricted stock as of December 31, 2019, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value
Non-vested at December 31, 2018	751	$3.37
Granted	607	$2.41
Vested	(432)	$3.47
Forfeited/Canceled	—	$—
Non-vested at December 31, 2019	926	$2.69
The total fair value of restricted stock awards vested during the years ended December 31, 2019 and 2018 was $1.0 million and $0.8 million, respectively.
11. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.5 million and $0.4 million annually during 2019 and 2018, respectively.

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2019 and 2018:

	Significant Other Unobservable Inputs
	December 31, 2019		December 31, 2018
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$—	$121,051	$—