Form 10-Q
period 2020-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2020-05-06
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,468,729 as of April 30, 2020.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2020

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains statements that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These "forward-looking statements," include but are not limited to expectations regarding the impact of the COVID-19 pandemic on our financial results and the effectiveness of the Company's responses to the pandemic; future cash flows, and capital requirements, the impact of foreign exchange rate movements on sales and net income, and the Company's anticipated effective tax rate. When used in this Form 10-Q, the words “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and variations of such words and similar expressions as they relate to our management or to ARC Document Solutions, Inc. (the “Company”) are intended to identify forward-looking statements. These forward-looking statements involve risks and uncertainties that we have identified as having the potential to cause actual results to differ materially from those contemplated herein, especially factors relating to the COVID-19 pandemic. We have described in Part II, Item 1A-“Risk Factors” a number of factors that could cause our actual results to differ from our projections or estimates. These factors and other risk factors described in this Form 10-Q are not necessarily all of the important factors that could cause actual results to differ materially from those expressed in any of our forward-looking statements. Other unknown or unpredictable factors also could harm our results. Many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the COVID-19 outbreak. It is not possible to predict or identify all such risks. Consequently, there can be no assurance that the actual results or developments anticipated by us will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, us. There may be additional risks that we consider immaterial or which are unknown. Given these uncertainties, you are cautioned not to place undue reliance on the substance or comprehensive nature of such forward-looking statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$38,210	$29,425
Accounts receivable, net of allowances for accounts receivable of $2,342 and $2,099	52,763	51,432
Inventory	12,819	13,936
Prepaid expenses	4,790	4,783
Other current assets	5,951	6,807
Total current assets	114,533	106,383
Property and equipment, net of accumulated depreciation of $214,908 and $210,849	68,750	70,334
Right-of-use assets from operating leases	41,962	41,238
Goodwill	121,051	121,051
Other intangible assets, net	1,363	1,996
Deferred income taxes	18,629	19,755
Other assets	2,421	2,400
Total assets	$368,709	$363,157
Liabilities and Equity
Current liabilities:
Accounts payable	$22,952	$23,231
Accrued payroll and payroll-related expenses	8,558	14,569
Accrued expenses	18,992	20,440
Current operating lease liability	10,885	11,060
Current portion of finance leases	17,364	17,075
Total current liabilities	78,751	86,375
Long-term operating lease liabilities	38,024	37,260
Long-term debt and finance leases	104,351	89,082
Other long-term liabilities	389	400
Total liabilities	221,515	213,117
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 49,517 and 49,189 shares issued and 43,469 and 45,228 shares outstanding	50	49
Additional paid-in capital	126,641	126,117
Retained earnings	32,225	31,969
Accumulated other comprehensive loss	(4,198)	(3,357)
	154,718	154,778
Less cost of common stock in treasury, 6,048 and 3,960 shares	13,842	11,410
Total ARC Document Solutions, Inc. shareholders’ equity	140,876	143,368
Noncontrolling interest	6,318	6,672
Total equity	147,194	150,040
Total liabilities and equity	$368,709	$363,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2020	2019
Net sales	$88,425	$97,122
Cost of sales	60,828	66,447
Gross profit	27,597	30,675
Selling, general and administrative expenses	24,338	27,637
Amortization of intangible assets	597	895
Income from operations	2,662	2,143
Other income, net	(16)	(18)
Interest expense, net	1,109	1,430
Income before income tax provision	1,569	731
Income tax provision	1,107	284
Net income	462	447
Loss attributable to the noncontrolling interest	221	145
Net income attributable to ARC Document Solutions, Inc. shareholders	$683	$592
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average common shares outstanding:
Basic	43,676	45,118
Diluted	43,811	45,355
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income	$462	$447
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(974)	(774)
Other comprehensive loss, net of tax	(974)	(774)
Comprehensive loss	(512)	(327)
Comprehensive loss attributable to noncontrolling interest	(354)	(351)
Comprehensive (loss) income attributable to ARC Document Solutions, Inc. shareholders	$(158)	$24
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	450	1	607					608
Issuance of common stock under Employee Stock Purchase Plan	27		50					50
Treasury shares						(66)		(66)
Comprehensive income (loss)				592	(568)		(351)	(327)
Balance at March 31, 2019	48,969	$49	$124,182	$29,989	$(3,919)	$(9,416)	$6,682	$147,567

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
Stock-based compensation	300	1	504					505
Issuance of common stock under Employee Stock Purchase Plan	28		20					20
Treasury shares						(2,432)		(2,432)
Cash Dividends - common stock ($0.01 per share)				(427)				(427)
Comprehensive income (loss)				683	(841)		(354)	(512)
Balance at March 31, 2020	49,517	$50	$126,641	$32,225	$(4,198)	$(13,842)	$6,318	$147,194
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$462	$447
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	266	232
Depreciation	7,407	7,423
Amortization of intangible assets	597	895
Amortization of deferred financing costs	16	55
Stock-based compensation	504	608
Deferred income taxes	751	175
Deferred tax valuation allowance	290	(8)
Other non-cash items, net	(18)	(60)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,995)	(2,537)
Inventory	1,027	359
Prepaid expenses and other assets	3,404	1,798
Accounts payable and accrued expenses	(9,937)	(6,722)
Net cash provided by operating activities	2,774	2,665
Cash flows from investing activities
Capital expenditures	(1,121)	(3,196)
Other	73	166
Net cash used in investing activities	(1,048)	(3,030)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	20	50
Share repurchases	(2,432)	(66)
Contingent consideration on prior acquisitions	—	(3)
Payments on finance leases	(4,602)	(5,750)
Borrowings under revolving credit facilities	40,000	8,250
Payments under revolving credit facilities	(25,000)	(12,125)
Dividends paid	(443)	—
Net cash provided by (used in) financing activities	7,543	(9,644)
Effect of foreign currency translation on cash balances	(484)	(654)
Net change in cash and cash equivalents	8,785	(10,663)
Cash and cash equivalents at beginning of period	29,425	29,433
Cash and cash equivalents at end of period	$38,210	$18,770
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$5,353	$3,664
Operating lease obligations incurred	$3,498	$1,068
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s 2019 Form 10-K.
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2020	2019
CDIM	$49,160	$50,805
MPS(1)	27,308	30,907
AIM	3,600	3,262
Equipment and supplies sales	8,357	12,148
Net sales	$88,425	$97,122
(1) MPS includes $25.4 million of rental income and $1.9 million of service income for the three months ended March 31, 2020. MPS includes $28.7 million of rental income and $2.2 million of service income for the three months ended March 31, 2019.
CDIM consists of professional services and software services to (i) reproduce and distribute large-format and small-format documents in either black and white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all of the Company’s revenue from CDIM comes from professional services to reproduce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the reproduced Ordered Prints. Transfer of control occurs at a specific point in time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk-in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and it shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus®, which allows our customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of Accounting Standards Codification ("ASC") 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. ASU 2019-12 will be effective for interim and annual periods beginning after December 15, 2020. Early adoption is permitted. The Company elected to early adopt ASU 2019-12 on January 1, 2020. The adoption of ASU 2019-12 did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326)(“ASU 2016-13”), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers including small reporting companies (SRC) to extend the effective date to fiscal years being after December 15, 2022 including interim periods within those fiscal years. Therefore, the effective date for this update will be January 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.
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

Risk and Uncertainties
The Company generates the majority of its revenue from sales of services and products to customers in the architectural, engineering, construction and building owner/operator ("AEC/O") industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates, all of which have been amplified due to the COVID-19 pandemic. Reduced activity (relative to historic levels) in the AEC/O industry would diminish demand for some of ARC’s services and products, and it would therefore negatively affect revenues and have a material adverse effect on ARC's business, operating results and financial condition.
As part of the Company’s growth strategy, ARC intends to continue to offer and grow a variety of service offerings, some of which are relatively new to the Company. The success of the Company’s efforts will be affected by its ability to acquire new customers for the Company’s new service offerings, as well as to sell the new service offerings to existing customers. The Company’s inability to successfully market and execute these relatively new service offerings could significantly affect its business and reduce its long- term revenue, resulting in an adverse effect on its results of operations and financial condition.
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2020, 5.3 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three months ended March 31, 2019, 5.5 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Weighted average common shares outstanding during the period—basic	43,676	45,118
Effect of dilutive stock awards	135	237
Weighted average common shares outstanding during the period—diluted	43,811	45,355

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At March 31, 2020, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis based on a combination of factors, all of which relate to the COVID-19 Pandemic. The indicators included (1) the current global economic environment, (2) a revision of the Company's forecasted future earnings, and (3) a decline in the Company's market capitalization in 2020. As a result of this analysis, the Company concluded that the fair value of each reporting unit exceeds its carrying value and goodwill was not impaired as of March 31, 2020.
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

The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic.  The Company has evaluated numerous factors disrupting its business and made significant assumptions which include the severity and duration of the business disruption, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on the Company's future operating results and cash flows.
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the proceeding economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2020 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved or assumptions change pertaining to the business disruption, and its impact on the related recovery from COVID-19, the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2020, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2019 through March 31, 2020.
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
As a result of the effect of the COVID-19 pandemic on the Company's expected future operating cash flows, we determined certain impairment triggers had occurred. The Company assessed its long-lived assets for possible impairment as of March 31, 2020 and concluded that its long-lived assets were not impaired.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2020 and December 31, 2019 which continue to be amortized:

	March 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$98,952	$97,875	$1,077	$99,127	$97,430	$1,697
Trade names and trademarks	20,267	19,981	286	20,279	19,980	299
	$119,219	$117,856	$1,363	$119,406	$117,410	$1,996
Estimated future amortization expense of other intangible assets for the remainder of the 2020 fiscal year, and each of the subsequent four fiscal years and thereafter are as follows:

2020 (excluding the three months ended March 31, 2020)	$901
2021	166
2022	94
2023	41
2024	39
Thereafter	122
$1,363
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.1 million in relation to pretax income of $1.6 million for the three months ended March 31, 2020, which resulted in an effective income tax rate of 70.6%. The Company recorded an income tax provision of $0.3 million in relation to pretax income of $0.7 million for the three months ended March 31, 2019, which resulted in an effective income tax rate of 38.8%. The increase in the Company's effective income tax rate for the three months ended March 31, 2020 was primarily due to shortfalls in certain stock-based compensation, change in valuation allowances against certain deferred tax assets, non-deductible expenses and the financial impact from COVID-19.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact and recovery due to COVID-19 or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.5 million valuation allowance against certain deferred tax assets as of March 31, 2020.

Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2020 are considered more likely than not to be realized. The valuation allowance of $2.5 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.3 million as of March 31, 2020 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.
5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Revolving Loans; 2.23% and 3.63% interest rate at March 31, 2020 and December 31, 2019	75,000	60,000
Various finance leases; weighted average interest rate of 4.8% and 4.9% at March 31, 2020 and December 31, 2019; principal and interest payable monthly through November 2025	46,715	46,157
	121,715	106,157
Less current portion	(17,364)	(17,075)
	$104,351	$89,082

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
As of March 31, 2020, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $2.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $75.0 million.

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

The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of March 31, 2020.

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

The amendment supported the creation of a new dividend program. In February 2020, the Company's board of directors declared a quarterly cash dividend of $0.01 per share payable May 29, 2020 to shareholders of record as of April 30, 2020. Accordingly, the Company recorded a dividend payable of $427 thousand within accrued expenses.

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
6. Commitments and Contingencies
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements used in the ordinary course of business. Certain lease agreements for the Company's facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 8, Leasing, on our Annual Form 10-K, for a schedule of the Company's future minimum operating lease payments.

Indemnification Agreements. The Company has entered into indemnification agreements with each director and named executive officer which provide indemnification under certain circumstances for acts and omissions which may not be covered by any directors’ and officers’ liability insurance. The indemnification agreements may require the Company, among other things, to indemnify its officers and directors against certain liabilities that may arise by reason of their status or service as officers and directors (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain officers’ and directors’ insurance if available on reasonable terms. There have been no events to date which would require the Company to indemnify its officers or directors.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of those matters will have a material effect on our consolidated financial position, results of operations or cash flows.
7. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. As of March 31, 2020, 1.3 million shares remained available for issuance under the stock plan.
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

During the three months ended March 31, 2020, the Company granted options to acquire a total of 0.5 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the three months ended March 31, 2020, the Company granted 0.3 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date.
Stock-based compensation expense was $0.5 million for the three months ended March 31, 2020, compared to stock-based compensation expense of $0.6 million for the three months ended March 31, 2019.
As of March 31, 2020, total unrecognized compensation cost related to unvested stock-based payments totaled $2.5 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
As of March 31, 2020, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $10.6 million as of March 31, 2020 and $9.3 million as of December 31, 2019, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of March 31, 2020 for borrowings under its Credit Agreement is $75.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $75.0 million as of March 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 75% of our net sales for the three months ended March 31, 2020, with the remaining 25% consisting of sales to businesses outside of the AEC/O industry.
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner, and other consumables), labor, and “indirect costs” which consist primarily of equipment expenses related to our MPS contracts and our service center facilities. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, paper pricing typically does not significantly affect our operating margins due, in part, to our efforts to pass increased costs on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
We maintain low levels of inventory. Historically, our capital expenditure requirements have varied due to the cost and availability of finance lease lines of credit. Our relationships with credit providers have provided attractive lease rates over the recent years, and as a result, we chose to lease rather than purchase equipment in a significant portion of our engagements.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment that comprises our data storage and development centers in San Ramon, California and Kolkata, India. Such costs are primarily recorded to cost of sales.
COVID-19 Pandemic
The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has affected our business, employees, suppliers, and customers. Despite a strong start to the year, the decline in demand for our products and services during March 2020, which we believe was a result of the COVID-19 pandemic, negatively impacted our sales and profitability for the first quarter of 2020. We also expect an adverse impact on our sales and profitability in future periods. These impacts are expected to be material. However, the duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in Item 1A. Risk Factors of this Quarterly Report. Although subject to unforeseen changes that may arise as the COVID-19 pandemic continues to unfold, we currently expect the second quarter of 2020 to be our most significantly impacted quarter, with a current belief for sequential improvement during the second half of 2020.
Sustained adverse impacts to us, as well as to certain of our suppliers, dealers or customers may also affect our future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.
We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging videoconferencing whenever possible. In addition, as the COVID-19 pandemic worsened throughout March and into April 2020, we required personnel to work remotely to the extent possible and we restricted access to our sites to personnel who are required to perform critical business continuity activities. While we believe we have taken appropriate measures to mitigate the impacts of the COVID-19 pandemic, as the situation evolves into what could be a more prolonged pandemic, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce and our customers and the ongoing continuity of our business operations. Those measures might include temporarily suspending select service centers, modifying workspaces, continuing social distancing policies, implementing new personal protective equipment or health screening policies at our facilities, or such other industry best practices needed to continue to maintain a healthy and safe environment for our employees amidst the COVID-19 pandemic.
Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including drawing on our revolving credit facility within the first quarter of 2020, reducing working capital, suspending share repurchases and future dividend payouts, postponing capital expenditures, reducing operating costs, initiating workforce reductions and salary reductions, and substantially reducing discretionary spending.
We are the largest document services provider to industries that build and maintain our country's infrastructure and thus were considered an essential business and permitted to remain open in most markets during the first quarter of 2020. We also serve the housing, healthcare, and technology industries, and we were able to keep almost all of our 170 service centers open, be it at reduced volumes, in order to fulfill our customers' needs. However, there is significant uncertainty around the breadth and duration of our business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients or our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for the remainder of fiscal year 2020 and beyond cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2020(2)	2019	$	%
CDIM	$49.2	$50.8	$(1.6)	(3.2)%
MPS	27.3	30.9	(3.6)	(11.6)%
AIM	3.6	3.3	0.3	10.4%
Equipment and supplies sales	8.4	12.1	(3.8)	(31.2)%
Total net sales	$88.4	$97.1	$(8.7)	(9.0)%

Gross profit	$27.6	$30.7	$(3.1)	(10.0)%
Selling, general and administrative expenses	$24.3	$27.6	$(3.3)	(11.9)%
Amortization of intangible assets	$0.6	$0.9	$(0.3)	(33.3)%
Interest expense, net	$1.1	$1.4	$(0.3)	(22.4)%
Income tax provision	$1.1	$0.3	$0.8	289.8%
Net income attributable to ARC	$0.7	$0.6	$0.1	15.4%
Non-GAAP (1)
Adjusted net income attributable to ARC (1)	$1.2	$0.6	$0.6	91.3%
EBITDA (1)	$10.9	$10.6	$0.3	2.6%
Adjusted EBITDA (1)	$11.4	$11.2	$0.2	1.6%

(1)	See "Non-GAAP Financial Measures" on pg. 22 for additional information.

(2)	Column does not foot due to rounding.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2020 (1)	2019 (1)
Net Sales	100.0%	100.0%
Cost of sales	68.8	68.4
Gross profit	31.2	31.6
Selling, general and administrative expenses	27.5	28.5
Amortization of intangible assets	0.7	0.9
Income from operations	3.0	2.2
Interest expense, net	1.3	1.5
Income before income tax provision	1.8	0.8
Income tax provision	1.3	0.3
Net income	0.5	0.5
Loss attributable to the noncontrolling interest	0.2	0.1
Net income attributable to ARC	0.8%	0.6%
Non-GAAP (2)
EBITDA (2)	12.3%	10.9%
Adjusted EBITDA (2)	12.9%	11.6%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" on pg. 22 for additional information.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Net Sales
Net sales for the three months ended March 31, 2020 decreased 9.0% compared to the same period in 2019 due to the negative impact of the COVID-19 pandemic on revenues from all of our service offerings, with the exception of AIM revenues. The material decline in our net sales began in March, 2020 when stay-at-home orders were put in place by several states in the U.S. following the World Health Organization's declaration of COVID-19 a pandemic. The first such shelter-at-home order in the U.S. was declared in California, which drives approximately 34% of our total revenue.
CDIM. Year-over-year sales of CDIM services decreased $1.6 million, or 3.2%, for the three months ended March 31, 2020 due to the COVID-19 pandemic. CDIM services represented 56% of total net sales for the three months ended March 31, 2020, compared to 52% for the three months ended March 31, 2019.
MPS. Year-over-year sales of MPS services for the three months ended March 31, 2020 decreased $3.6 million, or 11.6%. The decline in MPS sales was driven primarily by office employees in the U.S. and Canada who followed directives to shelter-at-home, significantly reducing the volume of printing done in their offices. MPS engagements on construction job sites continued to operate, and many customers have required minimums that remain in effect to offset some of our equipment costs. Our MPS offering delivers value to our customers by optimizing their print infrastructure primarily during the first year after joining us as a customer. MPS sales represented approximately 31% of total net sales for the three months ended March 31, 2020, compared to 32% for the three months ended March 31, 2019.
The number of MPS locations has grown to approximately 10,950 as of March 31, 2020, representing a net increase of approximately 370 locations compared to March 31, 2019. While MPS is subject to temporary performance fluctuations based on the loss or acquisition of large clients, we believe there is an opportunity for MPS sales growth in the future after the pandemic due to the value that we bring to our customers and the desire to reduce printing costs in the AEC/O industry.
AIM. Year-over-year sales of AIM services increased $0.3 million, or 10.4%, for the three months ended March 31, 2020. The increase in sales of our AIM services for the three months ended March 31, 2020 was primarily driven by sales of solutions for building owners and facilities managers. We are driving an expansion of our addressable market for AIM services by targeting building owners and facilities managers that require on-demand access to their legacy documents to operate their assets efficiently. As noted by an increase in sales of AIM services in the first quarter of 2020, sales in AIM services can fluctuate based on the level of scanning opportunities during the quarter. However, with our expanded addressable market and desire to get digital access to documents especially during the pandemic we believe our AIM services will grow over time.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $3.8 million, or 31.2%, for the three months ended March 31, 2020. The decline in Equipment and Supplies sales was primarily driven by the COVID-19 slowdown in China which decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture. Equipment and Supplies sales at UDS were $3.4 million for the three months ended March 31, 2020, compared to $6.9 million for the three months ended March 31, 2019. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment as opposed to using equipment through onsite services arrangements, although recent changes in the market may be indicative of a shift in procurement practices. Equipment and Supplies sales continued to decline in the U.S. for the three months ended March 31, 2020. We do not anticipate growth in Equipment and Supplies sales as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended March 31, 2020, gross profit and gross margin decreased to $27.6 million, and 31.2% compared to $30.7 million and 31.6%, during the same period in 2019, on a sales decline of $8.7 million.
Despite the significant drop in net sales due to the COVID-19 pandemic, gross margin decreased by 0.4%, essentially remaining flat for the three months ended March 31, 2020. Gross margins were aided by the drop of $3.5 million in low margin Equipment and Supplies sales from UDS, and cost saving activities in connection with the restructuring plan we initiated in the third quarter of 2019 as well as cost savings initiated in response to the current COVID-19 pandemic.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $3.3 million, or 11.9%, for the three months ended March 31, 2020, compared to the same period in 2019. The reduction was due to cost saving activities in connection with the restructuring plan we initiated in the third quarter of 2019 as well as cost savings initiated in response to the current COVID-19 pandemic, which included head count reductions, suspension of all travel, reduced consulting expenses, reduced bonuses and commissions, as well as the elimination of any discretionary spending.

Amortization of Intangibles
Amortization of intangibles of $0.6 million for the three months ended March 31, 2020 decreased $0.3 million compared to the same periods in 2019 due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $1.1 million for the three months ended March 31, 2020, decreased compared to the same period in 2019 due to the pay down of our long-term debt.
Income Taxes

We recorded an income tax provision of $1.1 million in relation to pretax income of $1.6 million for the three months ended March 31, 2020, which resulted in an effective income tax rate of 70.6%. The increase in our effective income tax rate for the three months ended March 31, 2020 was primarily due to shortfalls in certain stock-based compensation, valuation allowances against certain deferred tax assets, non-deductible expenses and the financial impact from the COVID-19 pandemic. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 33.4% for the three months ended March 31, 2020.

By comparison, we recorded an income tax provision of $0.3 million in relation to pretax income of $0.7 million for the three months ended March 31, 2019, which resulted in an effective income tax rate of 38.8%. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 31.1% for the three months ended March 31, 2019.

We have a $2.5 million valuation allowance against certain deferred tax assets as of March 31, 2020.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $0.7 million during the three months ended March 31, 2020. The increase in net income attributable to ARC compared to the prior year period was driven by a decline in selling, general and administrative expenses, which more than offset the decline in gross profit.
EBITDA
EBITDA margin increased to 12.3% for the three months ended March 31, 2020, from 10.9% for the same period in 2019. Excluding the effect of stock-based compensation, adjusted EBITDA margin increased to 12.9% during the three months ended March 31, 2020, as compared to 11.6% for the same period in 2019. The increase in adjusted EBITDA margin for the three months ended March 31, 2020 was primarily due to the significant decline in Selling, General and Administrative expenses.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2020 and 2019 to reflect the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2020 and 2019. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three months ended March 31, 2020 and 2019 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2020	2019
Cash flows provided by operating activities	$2,774	$2,665
Changes in operating assets and liabilities	7,501	7,102
Non-cash expenses, including depreciation and amortization	(9,813)	(9,320)
Income tax provision	1,107	284
Interest expense, net	1,109	1,430
Loss attributable to the noncontrolling interest	221	145
Depreciation and amortization	8,004	8,318
EBITDA	$10,903	$10,624

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2020	2019
Net income attributable to ARC Document Solutions, Inc.	$683	$592
Interest expense, net	1,109	1,430
Income tax provision	1,107	284
Depreciation and amortization	8,004	8,318
EBITDA	10,903	10,624
Stock-based compensation	504	608
Adjusted EBITDA	$11,407	$11,232

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2020(1)	2019(1)
Net income margin attributable to ARC Document Solutions, Inc.	0.8%	0.6%
Interest expense, net	1.3	1.5
Income tax provision	1.3	0.3
Depreciation and amortization	9.1	8.6
EBITDA margin	12.3	10.9
Stock-based compensation	0.6	0.6
Adjusted EBITDA margin	12.9%	11.6%

(1)	Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2020	2019
Net income attributable to ARC Document Solutions, Inc.	$683	$592
Deferred tax valuation allowance and other discrete tax items	499	26
Adjusted net income attributable to ARC Document Solutions, Inc.	$1,182	$618

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average common shares outstanding:
Basic	43,676	45,118
Diluted	43,811	45,355
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01
Weighted average common shares outstanding:
Basic	43,676	45,118
Diluted	43,811	45,355

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of March 31, 2020, was $38.2 million. Of this amount, $15.0 million was held in foreign countries, with $13.1 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$2,774	$2,665
Net cash used in investing activities	$(1,048)	$(3,030)
Net cash provided by (used in) financing activities	$7,543	$(9,644)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The slight increase in cash flows from operations during the three months ended March 31, 2020 compared to the same period in 2019 resulted from an increase in net income and improved management of operating assets and liabilities. Days sales outstanding (“DSO”) was 54 days as of March 31, 2020 and 56 days as of March 31, 2019. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $1.1 million and $3.2 million for the three months ended March 31, 2020 and 2019, respectively. The change in capital expenditures is driven primarily by the timing of equipment purchases, and whether such equipment is leased or purchased with available cash.
Financing Activities
Net cash of $7.5 million provided by financing activities during the three months ended March 31, 2020 primarily relates to a net borrowing of $15.0 million under our revolving credit facility, partially offset by payments on finance leases and share repurchases.
Our cash position, working capital, and debt obligations as of March 31, 2020 and December 31, 2019 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

(In thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$38,210	$29,425
Working capital	$35,782	$20,008

Borrowings from revolving credit facility	$75,000	$60,000
Other debt obligations	46,715	46,157
Total debt obligations	$121,715	$106,157

We have taken a conservative and cautious approach to the current COVID-19 pandemic with respect to our cash management practices. To that end, we drew down $15 million from our revolving credit facility which we have not used, nor do we plan to use it, in the near term. This drove our $15.8 million increase in working capital from year-end. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $38.2 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be sufficient to cover the next twelve months working capital needs, leasing requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including drawing on our revolving credit facility within the first quarter of 2020, reducing working capital, suspending share repurchases and future dividend payouts, postponing capital expenditures, reducing operating costs, initiating workforce reductions and salary reductions, and substantially reducing discretionary spending. Additionally, we are actively working with lessors to defer equipment lease payments and working with landlords to defer facility rent payments. We currently believe the ultimate outcome of such deferment negotiations may be significant. We have already seen the preliminary benefits of these action plans as evidenced by the increase of our U.S. cash balance as of May 1, 2020, by more than $10 million since March 31, 2020. See “Debt Obligations” section for further information related to our revolving credit facility.
We generate the majority of our revenue from sales of services and products to the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including the

COVID-19 pandemic which has already reduced non-residential and residential construction spending. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
We have not been actively seeking growth through acquisition, nor do we intend to in the near future due to the COVID-19 pandemic.
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
As of March 31, 2020, our borrowing availability under the Revolving Loan commitment was $2.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $75.0 million.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of March 31, 2020. After considering a variety of potential effects the COVID-19 pandemic could have on our consolidated Sales, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the Credit Agreement. The impact of the pandemic, however, and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future and we expect to be out of compliance as a result, we would seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain waivers in a timely manner, or on acceptable terms at all. If we were not able to obtain waivers or repay the debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain waivers would have a material adverse effect on us. Refer to Part I, Item 1A. Risk Factors, for more information.
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
Finance Leases
As of March 31, 2020, we had $46.7 million of finance lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2019 and 2024. Refer to Note 8, Leasing, as previously disclosed on our 2019 Annual Form 10-K for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of March 31, 2020. We expect there will be changes to the timing of these maturities, once we have finalized agreements with lessors as they relate to the deferment of lease payments.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 8, Leasing, as previously disclosed on our 2019 Annual Form 10-K for the schedule on maturities of operating lease liabilities as there were no material changes as of March 31, 2020. We expect there will be changes to the timing of these lease payments, once we have finalized agreements with landlords as they relate to the deferment of facility lease payments.

Legal Proceedings. We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of those matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Critical Accounting Policies

Critical accounting policies are those accounting policies that we believe are important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our 2019 Annual Report on Form 10-K includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes. There have been no material changes to our critical accounting policies described in our 2019 Annual Report on Form 10-K.
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At March 31, 2020, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis based on a combination of factors, all of which relate to the COVID-19 pandemic. The indicators included (1) the current global economic environment, (2) a revision of our forecasted future earnings, and (3) a decline in our market capitalization in 2020. As a result of this analysis, we concluded that the fair value of each reporting unit exceeds its carrying value and goodwill was not impaired as of March 31, 2020.

Goodwill impairment testing is performed at the reporting unit level. Goodwill is assigned to reporting units at the date the goodwill is initially recorded. Once goodwill has been assigned to reporting units, it no longer retains its association with a particular acquisition, and all of the activities within a reporting unit, whether acquired or internally generated, are available to support the value of the goodwill. In 2017, we elected to early-adopt ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test. As a result, we compare the fair value of a reporting unit with its respective carrying value, and recognized an impairment charge, if any, for the amount by which the carrying amount exceeds the reporting unit’s fair value.

We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic.  We have evaluated numerous factors disrupting our business and made significant assumptions which include the severity and duration of our business disruption, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows.
The results of the interim goodwill impairment test, as of March 31, 2020, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 90%	2	121,051
	8	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50-basis points of projected EBITDA in 2020 and beyond, assuming all other assumptions remain constant, would result in no impairment of goodwill.
Based upon a separate sensitivity analysis, a 50-basis point increase to the weighted average cost of capital would result in no further impairment of goodwill.
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the proceeding economic recovery, and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2020 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or assumptions change pertaining to our business disruption, and its impact on the related recovery from COVID-19, we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2020, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.5 million valuation allowance against certain deferred tax assets as of March 31, 2020.

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
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements not yet adopted.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings

We are involved in various legal proceedings and other legal matters from time to time in the normal course of business. We do not believe that the outcome of any of those matters will have a material effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
The following risk factors should be read in conjunction with, and supplement, the risk factors set forth in "Part I - Item 1A. Risk Factors" of our Form 10-K for the fiscal year ended December 31, 2019, together with the other information in this Quarterly Report on Form 10-Q, including the sections entitled “Forward-Looking Statements,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the other reports and materials filed by the Company with the SEC. Additional risks and uncertainties not presently known by the Company or that are currently deemed immaterial may also impair the Company’s business operations. If any of these risks actually occur, the Company’s business, financial condition and results of operations could be materially affected.
Our financial condition and results of operations for fiscal 2020 and beyond have been and are expected to continue to be adversely affected by the recent novel coronavirus (or COVID-19) pandemic.
In December 2019, a novel coronavirus disease (“COVID-19”) was initially reported and on March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a widespread and detrimental effect on the global economy and has created significant volatility and disruption of financial markets as a result of the continued increase in the number of cases and affected countries and actions by public health and governmental authorities, businesses, other organizations and individuals to address the outbreak, including travel bans and restrictions, quarantines, shelter in place, stay at home or lock-down orders and business limitations and shutdowns. The duration and severity of COVID-19 and the degree of its impact on our business is uncertain and difficult to predict. The continued spread of the outbreak could result in one or more of the following conditions that could have a material adverse impact on our business operations and financial condition: decreased business spending by our customers and prospective customers; reduced demand for our products and services; increased customer losses; increased challenges in or cost of acquiring new customers; increased competition; increased risk in collectability of accounts receivable; reduced productivity due to remote work arrangements; lost productivity due to illness and/or illness of family members or adherence to mandated stay-at-home order; inability to hire key roles; adverse effects on our strategic partners’ businesses; impairment charges; inability to recover costs from insurance carriers; business continuity concerns for us and our third-party vendors and suppliers; increased risk of privacy and cybersecurity breaches from increased remote working; and challenges with Internet infrastructure due to high loads. If we are not able to respond to and manage the potential impact of such events effectively, our business could be harmed.
Furthermore, while many governmental authorities around the world have and continue to enact legislation to address the impact of COVID-19, including measures intended to mitigate some of the more severe anticipated economic effects of the virus, we may not benefit from such legislation or such legislation may prove to be ineffective in addressing COVID-19’s impact on our and our customer’s businesses and operations. Even after the COVID-19 outbreak has subsided, we may continue to experience impacts to our business as a result of the coronavirus’ global economic impact and any recession that has occurred or may occur in the future. Since the COVID-19 situation is unprecedented and continuously evolving, COVID-19 may also affect our operating and financial results in a manner that is not presently known to us, or in a manner that we currently do not consider as presenting significant risks to our operations.
The market price of our common stock is volatile and is impacted by factors other than our financial performance.
The stock market in recent years has experienced significant price and volume fluctuations that have affected our stock price. Recent stock market fluctuations related to the current COVID-19 pandemic have been particularly significant. These fluctuations have often been unrelated to our operating performance. Factors that can cause such fluctuations include the impact of natural disasters and global events, such as the current COVID-19 pandemic, general market fluctuations and macroeconomic conditions, any of which may cause the market price of our common stock to fluctuate widely.
We may not be able to maintain compliance with the New York Stock Exchange’s requirements for the continued listing of our common stock on the exchange. As a result, an active trading market for our common stock may not be sustained.
Our common stock is currently listed on the New York Stock Exchange ("NYSE") under the symbol "ARC." On April 7, 2020, we were notified by the New York Stock Exchange (“NYSE”) that we were no longer in compliance with the NYSE’s continued

listing standards because the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days. We believe the decline in stock price was due, in part, to recent volatility in the stock market.
We notified the NYSE on April 17, 2020 that we intend to cure the deficiency and return to compliance with the NYSE continued listing requirements. We also intend to monitor the closing share price of our common stock and consider available options if our common stock does not trade at a level likely to result in the Company regaining compliance by December 16, 2020, which is the current cure period. There can be no assurance, however, that we will regain and maintain compliance with applicable NYSE continued listing standards.
Any failure to timely resume compliance with applicable NYSE continued listing standards could result in delisting of our common stock from the NYSE and negatively impact our company and holders of our common stock, including by reducing the willingness of investors to hold our common stock because of the resulting decreased price, liquidity and trading of our common stock, limited availability of price quotations, and reduced news and analyst coverage. Delisting may adversely impact the perception of our financial condition, cause reputational harm with investors, our employees and parties conducting business with us, and limit our access to debt and equity financing.
There can be no assurance that we will continue to declare cash dividends or repurchase shares of our common stock.
Our Board of Directors has declared quarterly dividends in the past. Our ability to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our shareholders and are in compliance with applicable laws. Our dividend payments and share repurchases may change from time to time. We do not currently intend to declare additional quarterly dividends or make additional share repurchases due to the effects of the COVID-19 pandemic on our business, and we cannot provide assurance that we will declare dividends or repurchase shares at all or in any particular amounts in the future. A suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock and returns on investment to our shareholders.
A substantial and sustained downturn in our operations due to the COVID-19 pandemic or other factors may cause us to be in breach of our Credit Agreement.
We are required to maintain certain financial ratios, specifically a total leverage ratio and a fixed charge coverage ratio, under our Credit Agreement. We may be unable to comply with those financial ratios as a result of a substantial and sustained downturn in our operations due to the COVID-19 pandemic. If conditions change in the future and we expect to be out of compliance as a result, we would seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. Absent a waiver or amendment from participating lenders, failure to meet the financial ratios and other covenants under our Credit Agreement would constitute an event of default and cause acceleration of the outstanding obligations under the Credit Agreement, termination of the lenders’ commitment to provide a revolving line of credit, an increase in our effective cost of funds and cross-default of other credit arrangements, which would have a material adverse impact on our financial condition.
Impairment of goodwill due to the impact of the COVID-19 pandemic may adversely affect future results of operations.
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. We conduct annual goodwill impairment assessments, and interim impairment analyses on an as-needed basis if a triggering event occurs. Our 2019 annual assessment resulted in no goodwill impairment. Due to the impact of the COVID-19 pandemic, a triggering event occurred during the first quarter of 2020 and we conducted an interim analysis as of March 31, which resulted in no goodwill impairment. The results of our impairment analyses, however, are as of a particular point in time. If our assumptions regarding future forecasted revenue or profitability of our reporting units are not achieved, we may be required to record goodwill impairment charges in future periods. The impact of COVID-19 has negatively affected certain key assumptions used in our analysis, and if the severity of the impact increases, we will need to assess the long-term impact to determine if we will be required to record charges for asset impairments in the future. At this time, it remains uncertain whether and to what extent we will need to record charges for impairments as a result of the recent and ongoing COVID-19 outbreak.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
March 1, 2020 - March 31, 2020	2,011	$1.17	2,011	10,704
Total	2,011		2,011

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
Date: May 6, 2020

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