Form 10-Q
period 2020-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2020-08-05
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-32407
_______________________________________
ARC DOCUMENT SOLUTIONS, INC.
(Exact name of Registrant as specified in its Charter)
_______________________________________

Delaware	20-1700361
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12657 Alcosta Blvd, Suite 200	San Ramon	California	94583
(Address of principal executive offices)			(Zip Code)
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
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,843,104 as of July 28, 2020.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2020

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$58,431	$29,425
Accounts receivable, net of allowances for accounts receivable of $2,257 and $2,099	42,375	51,432
Inventory	11,931	13,936
Prepaid expenses	5,097	4,783
Other current assets	4,761	6,807
Total current assets	122,595	106,383
Property and equipment, net of accumulated depreciation of $220,025 and $210,849	65,588	70,334
Right-of-use assets from operating leases	39,496	41,238
Goodwill	121,051	121,051
Other intangible assets, net	902	1,996
Deferred income taxes	18,487	19,755
Other assets	2,284	2,400
Total assets	$370,403	$363,157
Liabilities and Equity
Current liabilities:
Accounts payable	$22,909	$23,231
Accrued payroll and payroll-related expenses	9,782	14,569
Accrued expenses	17,118	20,440
Current operating lease liability	11,775	11,060
Current portion of finance leases	16,885	17,075
Total current liabilities	78,469	86,375
Long-term operating lease liabilities	36,150	37,260
Long-term debt and finance leases	105,906	89,082
Other long-term liabilities	443	400
Total liabilities	220,968	213,117
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 49,891 and 49,189 shares issued and 43,843 and 45,228 shares outstanding	50	49
Additional paid-in capital	127,077	126,117
Retained earnings	33,686	31,969
Accumulated other comprehensive loss	(3,848)	(3,357)
	156,965	154,778
Less cost of common stock in treasury, 6,048 and 3,960 shares	13,842	11,410
Total ARC Document Solutions, Inc. shareholders’ equity	143,123	143,368
Noncontrolling interest	6,312	6,672
Total equity	149,435	150,040
Total liabilities and equity	$370,403	$363,157
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2020	2019	2020	2019
Net sales	$64,319	$98,873	$152,744	$195,995
Cost of sales	43,874	65,025	104,702	131,472
Gross profit	20,445	33,848	48,042	64,523
Selling, general and administrative expenses	17,292	27,219	41,630	54,856
Amortization of intangible assets	471	867	1,068	1,762
Income from operations	2,682	5,762	5,344	7,905
Other income, net	(17)	(18)	(33)	(36)
Interest expense, net	1,131	1,372	2,240	2,802
Income before income tax provision	1,568	4,408	3,137	5,139
Income tax provision	148	3,896	1,255	4,180
Net income	1,420	512	1,882	959
Loss attributable to the noncontrolling interest	41	12	262	157
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,461	$524	$2,144	$1,116
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.01	$0.05	$0.02
Diluted	$0.03	$0.01	$0.05	$0.02
Weighted average common shares outstanding:
Basic	42,672	45,225	43,154	45,172
Diluted	42,767	45,298	43,277	45,328
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income	$1,420	$512	$1,882	$959
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	385	(180)	(589)	(954)
Other comprehensive income (loss), net of tax	385	(180)	(589)	(954)
Comprehensive income	1,805	332	1,293	5
Comprehensive loss attributable to noncontrolling interest	(6)	(288)	(360)	(639)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$1,811	$620	$1,653	$644
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2019	48,969	$49	$124,182	$29,989	$(3,919)	$(9,416)	$6,682	$147,567
Stock-based compensation	157		624					624
Issuance of common stock under Employee Stock Purchase Plan	18		31					31
Treasury shares						(801)		(801)
Comprehensive income (loss)				524	96		(288)	332
Balance at June 30, 2019	49,144	$49	$124,837	$30,513	$(3,823)	$(10,217)	$6,394	$147,753

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2020	49,517	$50	$126,641	$32,225	$(4,198)	$(13,842)	$6,318	$147,194
Stock-based compensation	343		416					416
Issuance of common stock under Employee Stock Purchase Plan	31		20					20
Comprehensive income (loss)				1,461	350		(6)	1,805
Balance at June 30, 2020	49,891	$50	$127,077	$33,686	$(3,848)	$(13,842)	$6,312	$149,435

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	607	1	1,231					1,232
Issuance of common stock under Employee Stock Purchase Plan	45		81					81
Treasury shares						(867)		(867)
Comprehensive income (loss)				1,116	(472)		(639)	5
Balance at June 30, 2019	49,144	$49	$124,837	$30,513	$(3,823)	$(10,217)	$6,394	$147,753

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
Stock-based compensation	643	1	920					921
Issuance of common stock under Employee Stock Purchase Plan	59		40					40
Treasury shares						(2,432)		(2,432)
Cash Dividends - common stock ($0.01 per share)				(427)				(427)
Comprehensive income (loss)				2,144	(491)		(360)	1,293
Balance at June 30, 2020	49,891	$50	$127,077	$33,686	$(3,848)	$(13,842)	$6,312	$149,435
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2020	2019
Cash flows from operating activities
Net income	$1,882	$959
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	517	354
Depreciation	14,464	14,570
Amortization of intangible assets	1,068	1,762
Amortization of deferred financing costs	32	110
Stock-based compensation	920	1,232
Deferred income taxes	1,244	3,902
Deferred tax valuation allowance	(28)	26
Other non-cash items, net	(32)	(89)
Changes in operating assets and liabilities:
Accounts receivable, net	8,166	(2,094)
Inventory	1,942	231
Prepaid expenses and other assets	7,011	3,981
Accounts payable and accrued expenses	(10,931)	(5,957)
Net cash provided by operating activities	26,255	18,987
Cash flows from investing activities
Capital expenditures	(2,581)	(6,005)
Other	80	301
Net cash used in investing activities	(2,501)	(5,704)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	40	81
Share repurchases	(2,432)	(867)
Contingent consideration on prior acquisitions	—	(3)
Payments on finance leases and long-term debt agreements	(6,300)	(11,446)
Borrowings under revolving credit facilities	40,000	13,250
Payments under revolving credit facilities	(25,000)	(21,000)
Dividends paid	(870)	—
Net cash provided by (used in) financing activities	5,438	(19,985)
Effect of foreign currency translation on cash balances	(186)	(990)
Net change in cash and cash equivalents	29,006	(7,692)
Cash and cash equivalents at beginning of period	29,425	29,433
Cash and cash equivalents at end of period	$58,431	$21,741
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$8,078	$8,817
Operating lease obligations incurred	$3,644	$2,359
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.
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
Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
CDIM	$41,070	$54,394	$90,230	$105,199
MPS(1)	16,233	31,578	43,541	62,485
AIM	2,653	3,601	6,253	6,863
Equipment and supplies sales	4,363	9,300	12,720	21,448
Net sales	$64,319	$98,873	$152,744	$195,995

(1) MPS includes $14.7 million of rental income and $1.5 million of service income for the three months ended June 30, 2020 and $40.1 million of rental income and $3.4 million of service income for the six months ended June 30, 2020. MPS includes $29.4 million of rental income and $2.2 million of service income for the three months ended June 30, 2019 and $58.0 million of rental income and $4.4 million of service income for the six months ended June 30, 2019.

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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (“ASU 2016-13”), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers including small reporting companies (SRC) to extend the effective date to fiscal years beginning after December 15, 2022 including interim periods within those fiscal years. Therefore, the effective date for this update will be January 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations.

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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2020, 5.2 million common shares were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and six months ended June 30, 2019, 5.5 million and 5.6 million common shares were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average common shares outstanding during the period—basic	42,672	45,225	43,154	45,172
Effect of dilutive stock awards	95	73	123	156
Weighted average common shares outstanding during the period—diluted	42,767	45,298	43,277	45,328

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired.
At March 31, 2020, the Company determined that there were sufficient indicators to trigger an interim goodwill impairment analysis based on a combination of factors, all of which relate to the COVID-19 Pandemic. The indicators included (1) the current global economic environment, (2) a revision of the Company's forecasted future earnings, and (3) a decline in the Company's market capitalization in 2020. As a result of this analysis, the Company concluded that the fair value of each reporting unit exceeds its carrying value, and goodwill was not impaired as of March 31, 2020. Although, the COVID-19 pandemic continues to cause uncertainty in the global economic environment, the Company significantly outperformed its revised forecasted earnings and had an increase in its market capitalization in excess of 20% between March 31, 2020 and June 30, 2020. As a result, the Company concluded that no goodwill impairment triggering events have occurred during the second quarter of 2020 that would require an additional impairment test.
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
The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic.  The Company has evaluated numerous factors disrupting its business and made significant assumptions which include the severity and duration of the business disruption, the timing and degree of economic recovery and the combined effect of these assumptions on the Company's future operating results and cash flows.
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2020 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2020, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2019 through June 30, 2020.
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
As a result of the effect of the COVID-19 pandemic on the Company's expected future operating cash flows, we determined certain impairment triggers had occurred. The Company assessed its long-lived assets for possible impairment as of March 31, 2020 and concluded that its long-lived assets were not impaired. For the three months ended June 30, 2020, the Company determined that there was no indication of impairment of the intangible assets.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2020 and December 31, 2019 which continue to be amortized:

	June 30, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,064	$98,440	$624	$99,127	$97,430	$1,697
Trade names and trademarks	20,269	19,991	278	20,279	19,980	299
	$119,333	$118,431	$902	$119,406	$117,410	$1,996

Estimated future amortization expense of other intangible assets for the remainder of the 2020 fiscal year, and each of the subsequent four fiscal years and thereafter are as follows:

2020 (excluding the six months ended June 30, 2020)	$430
2021	167
2022	96
2023	41
2024	39
Thereafter	129
$902

4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.1 million and $1.3 million in relation to pretax income of $1.6 million and $3.1 million for the three and six months ended June 30, 2020, respectively, which resulted in an effective income tax rate of 9.4% and 40.0%, respectively. The Company recorded an income tax provision of $3.9 million and $4.2 million in relation to pretax income of $4.4 million and $5.1 million for the three and six months ended June 30, 2019, respectively, which resulted in an effective income tax rate of 88.4% and 81.3%, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2020 was primarily impacted by certain stock-based compensation, change in valuation allowances against certain deferred tax assets and non-deductible expenses.

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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2020.

Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2020 are considered more likely than not to be realized. The valuation allowance of $2.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back. The Company has income tax receivables of $0.4 million as of June 30, 2020 included in other current assets in its interim Condensed Consolidated Balance Sheet primarily related to income tax refunds for prior years.
5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Revolving Loans; 2.79% and 3.63% interest rate at June 30, 2020 and December 31, 2019	75,000	60,000
Various finance leases; weighted average interest rate of 4.8% and 4.9% at June 30, 2020 and December 31, 2019; principal and interest payable monthly through November 2025	47,791	46,157
	122,791	106,157
Less current portion	(16,885)	(17,075)
	$105,906	$89,082

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
As of June 30, 2020, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $2.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $75.0 million.

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

consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2020.

The amendment also modified certain tests the Company is required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. Pursuant to the amendment, when calculating the fixed charge coverage ratio, the Company may exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve month period.

The amendment allows for payment of dividends. In February 2020, the Company's board of directors declared a quarterly cash dividend of $0.01 per share that was paid on May 29, 2020 to shareholders of record as of April 30, 2020.

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
7. Stock-Based Compensation
The Company's stock plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2018, the Company's shareholders approved an amendment to the Company's stock plan to increase the aggregate number of shares authorized for issuance under such plan by 3.5 million shares. As of June 30, 2020, 1.0 million shares remained available for issuance under the stock plan.
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
During the six months ended June 30, 2020, the Company granted options to acquire a total of 0.5 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2020, the Company granted 0.3 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 86 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.
Stock-based compensation expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively compared to stock-based compensation expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2019, respectively.
As of June 30, 2020, total unrecognized compensation cost related to unvested stock-based payments totaled $2.3 million and is expected to be recognized over a weighted-average period of approximately 1.7 years.
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
As of June 30, 2020, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $11.9 million as of June 30, 2020 and $9.3 million as of December 31, 2019, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2020 for borrowings under its Credit Agreement is $75.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its Credit Agreement is $75.0 million as of June 30, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Form 10-K and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
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

Construction Document and Information Management (CDIM), which consists of professional services and software services to manage and distribute documents and information. CDIM sales include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.
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
We have expanded our business beyond the services we traditionally provided to the architectural, engineering, construction, and building owner/operator (AEC/O) industry in the past and have diversified our offerings ranging beyond the construction vertical and historical print segments. We believe the mix of services demanded by the AEC/O industry continues to shift toward document management and color graphics and away from its historical emphasis on large-format construction drawings produced “offsite” in our service centers.
We deliver our services via the cloud, through a nationwide network of service centers, regionally-based technical specialists, locally-based sales executives, and a national/regional sales force known as Global Solutions.

Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 72% of our net sales for the six months ended June 30, 2020, with the remaining 28% consisting of sales to businesses outside of the AEC/O industry.
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

COVID-19 Pandemic
The global spread of the novel coronavirus (COVID-19) in recent months has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant uncertainty in the global economy and has negatively affected our business, employees, suppliers, and customers. Despite a strong start to the year, the decline in demand for our products and services that began in late-March 2020, as a result of the COVID-19 pandemic, negatively impacted our sales and profitability during the first half of 2020. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in Item 1A. Risk Factors of this Quarterly Report. Although, there is uncertainty as the COVID-19 pandemic continues to unfold, we saw this as an opportunity to transform our business into a smaller but stronger company during the second quarter of 2020, offering a range of products beyond the construction vertical and our historical print segments, and reconfiguring our operations and cost structure to fit the needs of our customers in the current market. We've repositioned the Company with the belief that there is potential for new growth and similar, if not better margins, barring any unforeseen changes that may arise due to the COVID-19 pandemic or otherwise.
Sustained adverse impacts to us, as well as to certain of our suppliers, dealers or customers may also affect our future valuation of certain assets and therefore may increase the likelihood of an impairment charge, write-off, or reserve associated with such assets, including goodwill, intangible assets, property and equipment, inventories, accounts receivable, tax assets, and other assets.
We believe that we have taken appropriate measures to mitigate the impacts of the COVID-19 pandemic as it relates to the health and safety of our employees and customers. As the situation evolves into what could be a prolonged pandemic, we will continue to analyze additional mitigation measures that may be needed to preserve the health and safety of our workforce and our customers, and the ongoing continuity of our business operations. Those measures might include temporarily suspending operations at select service centers, modifying workspaces, continuing social distancing protocols, incorporating additional personal protective equipment and/or incorporating health screening policies at our facilities, or such other industry best practices needed to comply with applicable government orders and to continue to maintain a healthy and safe environment for our employees during the COVID-19 pandemic.
Given the economic uncertainty resulting from the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including drawing on our revolving credit facility within the first quarter of 2020, reducing working capital, suspending share repurchases and future dividends, postponing capital expenditures, reducing operating costs, initiating workforce reductions and salary reductions, and substantially reducing discretionary spending.
We are the largest document services provider to industries that build and maintain our country's infrastructure and thus were considered an essential business and permitted to remain open in most markets during the first half of 2020. We also serve the housing, healthcare, and technology industries, and we were able to keep almost all of our 170 service centers open, though at reduced volumes, in order to fulfill our customers' needs. However, there is uncertainty around the extent and duration of interruptions to our business related to the COVID-19 pandemic, as well as the pandemic's overall impact on the U.S. economy, on our clients' ongoing business operations, and our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on the results of our operations, financial condition, or liquidity for the remainder of fiscal year 2020 and beyond cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2020(2)	2019(2)	$	%	2020(2)	2019(2)	$	%
CDIM	$41.1	$54.4	$(13.3)	(24.5)%	$90.2	$105.2	$(15.0)	(14.2)%
MPS	16.2	31.6	(15.3)	(48.6)%	43.5	62.5	(18.9)	(30.3)%
AIM	2.7	3.6	(0.9)	(26.3)%	6.3	6.9	(0.6)	(8.9)%
Equipment and supplies sales	4.4	9.3	(4.9)	(53.1)%	12.7	21.4	(8.7)	(40.7)%
Total net sales	$64.3	$98.9	$(34.6)	(34.9)%	$152.7	$196.0	$(43.3)	(22.1)%

Gross profit	$20.4	$33.8	$(13.4)	(39.6)%	$48.0	$64.5	$(16.5)	(25.5)%
Selling, general and administrative expenses	$17.3	$27.2	$(9.9)	(36.5)%	$41.6	$54.9	$(13.2)	(24.1)%
Amortization of intangible assets	$0.5	$0.9	$(0.4)	(45.7)%	$1.1	$1.8	$(0.7)	(39.4)%
Interest expense, net	$1.1	$1.4	$(0.2)	(17.6)%	$2.2	$2.8	$(0.6)	(20.1)%
Income tax provision	$0.1	$3.9	$(3.7)	(96.2)%	$1.3	$4.2	$(2.9)	(70.0)%
Net income attributable to ARC	$1.5	$0.5	$0.9	178.8%	$2.1	$1.1	$1.0	92.1%
Non-GAAP (1)
Adjusted net income attributable to ARC (1)	$1.2	$3.1	$(1.9)	(60.8)%	$2.4	$3.7	$(1.3)	(35.6)%
EBITDA (1)	$10.3	$13.8	$(3.5)	(25.6)%	$21.2	$24.4	$(3.3)	(13.3)%
Adjusted EBITDA (1)	$10.7	$14.4	$(3.7)	(26.0)%	$22.1	$25.7	$(3.6)	(13.9)%

(1)	See "Non-GAAP Financial Measures" on pg. 24 for additional information.

(2)	Column does not foot due to rounding.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2020 (1)	2019 (1)	2020 (1)	2019
Net Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	65.8	68.5	67.1
Gross profit	31.8	34.2	31.5	32.9
Selling, general and administrative expenses	26.9	27.5	27.3	28.0
Amortization of intangible assets	0.7	0.9	0.7	0.9
Income from operations	4.2	5.8	3.5	4.0
Interest expense, net	1.8	1.4	1.5	1.4
Income before income tax provision	2.4	4.5	2.1	2.6
Income tax provision	0.2	3.9	0.8	2.1
Net income	2.2	0.5	1.2	0.5
Loss attributable to the noncontrolling interest	0.1	—	0.2	0.1
Net income attributable to ARC	2.3%	0.5%	1.4%	0.6%
Non-GAAP (2)
EBITDA (2)	16.0%	14.0%	13.9%	12.5%
Adjusted EBITDA (2)	16.6%	14.6%	14.5%	13.1%

(1)	Column does not foot due to rounding.

(2)	See "Non-GAAP Financial Measures" on pg. 24 for additional information.

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019
Net Sales
Net sales for the three and six months ended June 30, 2020 decreased 34.9% and 22.1%, respectively, compared to the same period in 2019 due to the negative impact of the COVID-19 pandemic on revenues from all of our service offerings. The material decline in our net sales began in March 2020 when shelter-at-home orders were put in place by several states in the U.S. following the World Health Organization's declaration of COVID-19 as a pandemic. We noticed improvement in net sales sequentially after April, 2020 when the stay-at-home orders started to lift in most states.
CDIM. Year-over-year sales of CDIM services decreased $13.3 million, or 24.5%, and $15.0 million, or 14.2%, for the three and six months ended June 30, 2020, respectively, due to the COVID-19 pandemic. CDIM services represented 64% and 59% of total net sales for the three and six months ended June 30, 2020, respectively, compared to 55% and 54% for the three and six months ended June 30, 2019, respectively. The impact of the pandemic on CDIM was not as pronounced as other parts of our business due to the transition away from new construction related printing to offerings of products beyond the construction vertical and our historical print segments, such as COVID-19-related and other color signage.
MPS. Year-over-year sales of MPS services for the three and six months ended June 30, 2020 decreased $15.3 million, or 48.6%, and $18.9 million, or 30.3%, respectively. The decline in MPS sales was driven primarily by office employees in the U.S. and Canada who followed directives to shelter-at-home, significantly reducing the volume of printing done in our customers' offices. MPS engagements on construction job sites continued to operate, and many customers must meet required minimums that remain in effect to offset our equipment costs. MPS sales represented approximately 25% and 29% of total net sales for the three and six months ended June 30, 2020, respectively, compared to 32% for the three and six months ended June 30, 2019.
The number of MPS locations has grown to approximately 10,945 as of June 30, 2020, representing a net increase of approximately 270 locations compared to June 30, 2019.
AIM. Year-over-year sales of AIM services decreased $0.9 million, or 26.3%, and $0.6 million, or 8.9%, for the three and six months ended June 30, 2020, respectively. The decrease in sales of our AIM services was primarily due to the lack of office activity resulting from the COVID-19 pandemic, which caused a reduction in scanning opportunities. We continue to drive an expansion of our addressable market for AIM services by targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe over time, with the expansion of our addressable market and the desire of our customers to have digital access to documents, that our AIM services will grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $4.9 million, or 53.1%, and $8.7 million, or 40.7%, for the three and six months ended June 30, 2020, respectively. The decline in Equipment and Supplies sales was primarily driven by the slowdown in China related to the COVID-19 pandemic, which decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture. Equipment and Supplies sales at UDS were $1.4 million and $4.8 million for the three and six months ended June 30, 2020, respectively, compared to $4.3 million and $11.1 million for the three and six months ended June 30, 2019, respectively. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment as opposed to using equipment through onsite services arrangements. Equipment and Supplies sales continued to decline in the U.S. for the three and six months ended June 30, 2020, in part due to the COVID-19 pandemic. We do not anticipate growth in Equipment and Supplies sales as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
During the three months ended June 30, 2020, gross profit and gross margin decreased to $20.4 million, or 31.8%, compared to $33.8 million, or 34.2%, during the same period in 2019, on a sales decline of $34.6 million.
During the six months ended June 30, 2020, gross profit and gross margin decreased to $48.0 million, or 31.5%, compared to $64.5 million, or 32.9%, during the same period in 2019, on a sales decline of $43.3 million.
Despite the significant drop in net sales due to the COVID-19 pandemic, gross margin for the three and six months ended June 30, 2020, remained above 30%. Gross margins were aided by the drop in low margin Equipment and Supplies sales from UDS, and cost saving activities in connection with the restructuring plan we initiated in the third quarter of 2019, as well as cost savings initiated in response to the current COVID-19 pandemic. During the second quarter of 2020 we have reconfigured our operating structure and costs to serve new customer needs and to reflect our new revenue level, as a result of the COVID-19 pandemic.
Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $9.9 million, or 36.5%, for the three months ended June 30, 2020 compared to the same period in 2019 and decreased $13.2 million, or 24.1%, for the six months ended June 30, 2020, compared to the same period in 2019. The reduction was due to cost saving activities in connection with the restructuring plan we initiated in the third quarter of 2019, as well as cost savings initiated in response to the current COVID-19 pandemic that included headcount reductions, suspension of all business travel, reduced consulting expenses, reduced bonuses and commissions, and the elimination of discretionary spending.
Amortization of Intangibles
Amortization of intangibles of $0.5 million and $1.1 million for the three and six months ended June 30, 2020, respectively, decreased by $0.4 million and $0.7 million, respectively, compared to the same periods in 2019, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $1.1 million and $2.2 million for the three and six months ended June 30, 2020, respectively, decreased compared to the same period in 2019, due to a decrease in the LIBOR rate during 2020.
Income Taxes

We recorded an income tax provision of $0.1 million and $1.3 million in relation to pretax income of $1.6 million and $3.1 million for the three and six months ended June 30, 2020, respectively, which resulted in an effective income tax rate of 9.4% and 40.0%, respectively. Our effective income tax rate for the three and six months ended June 30, 2020 was primarily impacted by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 24.9% and 29.1%, respectively, for the three and six months ended June 30, 2020.

By comparison, we recorded an income tax provision of $3.9 million and $4.2 million in relation to pretax income of $4.4 million and $5.1 million for the three and six months ended June 30, 2019, respectively, which resulted in an effective income tax rate of 88.4% and 81.3%. The high effective tax rate for the three and six months ended June 30, 2019 was due to deferred tax expense related to certain stock-based compensation that expired in the second quarter of 2019. Excluding the impact of valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 30.3% and 30.4% for the three and six months ended June 30, 2019, respectively.

We have a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2020.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $1.5 million and $2.1 million during the three and six months ended June 30, 2020, respectively. The increase in net income attributable to ARC compared to the prior year period was driven by the change in income taxes noted above.
EBITDA
EBITDA margin increased to 16.0% and 13.9% for the three and six months ended June 30, 2020, respectively, from 14.0% and 12.5% for the same periods in 2019, respectively. Excluding the effect of stock-based compensation, adjusted EBITDA margin increased to 16.6% and 14.5% during the three and six months ended June 30, 2020, respectively, as compared to 14.6% and 13.1% for the same periods in 2019, respectively. The increase in adjusted EBITDA margin for the three and six months ended June 30, 2020 was primarily due to the significant decline in selling, general and administrative expenses, as noted above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2020 and 2019 to reflect the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2020 and 2019. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and six months ended June 30, 2020 and 2019 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Cash flows provided by operating activities	$23,481	$16,322	$26,255	$18,987
Changes in operating assets and liabilities	(13,689)	(3,263)	(6,188)	3,839
Non-cash expenses, including depreciation and amortization	(8,372)	(12,547)	(18,185)	(21,867)
Income tax provision	148	3,896	1,255	4,180
Interest expense, net	1,131	1,372	2,240	2,802
Loss attributable to the noncontrolling interest	41	12	262	157
Depreciation and amortization	7,528	8,014	15,532	16,332
EBITDA	$10,268	$13,806	$21,171	$24,430
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2020	2019	2020	2019
Net income attributable to ARC Document Solutions, Inc.	$1,461	$524	$2,144	$1,116
Interest expense, net	1,131	1,372	2,240	2,802
Income tax provision	148	3,896	1,255	4,180
Depreciation and amortization	7,528	8,014	15,532	16,332
EBITDA	10,268	13,806	21,171	24,430
Stock-based compensation	416	624	920	1,232
Adjusted EBITDA	$10,684	$14,430	$22,091	$25,662

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020(1)	2019(1)	2020	2019(1)
Net income margin attributable to ARC Document Solutions, Inc.	2.3%	0.5%	1.4%	0.6%
Interest expense, net	1.8	1.4	1.5	1.4
Income tax provision	0.2	3.9	0.8	2.1
Depreciation and amortization	11.7	8.1	10.2	8.3
EBITDA margin	16.0	14.0	13.9	12.5
Stock-based compensation	0.6	0.6	0.6	0.6
Adjusted EBITDA margin	16.6%	14.6%	14.5%	13.1%

(1)	Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2020	2019	2020	2019
Net income attributable to ARC Document Solutions, Inc.	$1,461	$524	$2,144	$1,116
Deferred tax valuation allowance and other discrete tax items	(240)	2,592	259	2,618
Adjusted net income attributable to ARC Document Solutions, Inc.	$1,221	$3,116	$2,403	$3,734

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.01	$0.05	$0.02
Diluted	$0.03	$0.01	$0.05	$0.02
Weighted average common shares outstanding:
Basic	42,672	45,225	43,154	45,172
Diluted	42,767	45,298	43,277	45,328
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.03	$0.07	$0.06	$0.08
Diluted	$0.03	$0.07	$0.06	$0.08
Weighted average common shares outstanding:
Basic	42,672	45,225	43,154	45,172
Diluted	42,767	45,298	43,277	45,328

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of June 30, 2020 was $58.4 million. Of this amount, $14.5 million was held in foreign countries, with $13.3 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended June 30,
(In thousands)	2020	2019
Net cash provided by operating activities	$26,255	$18,987
Net cash used in investing activities	$(2,501)	$(5,704)
Net cash provided by (used in) financing activities	$5,438	$(19,985)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations during the three and six months ended June 30, 2020, compared to the same period in 2019, resulted from improved management of operating assets and liabilities. Days sales outstanding (“DSO”) was 59 days as of June 30, 2020 and 54 days as of June 30, 2019. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $2.6 million and $6.0 million for the six months ended June 30, 2020 and 2019, respectively. The decrease in capital expenditures is driven primarily by a concerted effort to reduce and closely manage capital expenditures during the pandemic.
Financing Activities
Net cash of $5.4 million provided by financing activities during the six months ended June 30, 2020 primarily relates to a net borrowing of $15.0 million under our revolving credit facility, partially offset by payments on finance leases and share repurchases. As part of our cash management initiatives during the COVID-19 pandemic, we successfully negotiated a deferment of approximately $3 million of equipment capital lease payments during the second quarter of 2020 that will be added to the back end of individual equipment lease end date.
Our cash position, working capital, and debt obligations as of June 30, 2020 and December 31, 2019 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$58,431	$29,425
Working capital	$44,126	$20,008

Borrowings from revolving credit facility	$75,000	$60,000
Other debt obligations	47,791	46,157
Total debt obligations	$122,791	$106,157

We have taken a conservative and cautious approach to the current COVID-19 pandemic with respect to our cash management practices. To that end, we drew down $15 million from our revolving credit facility in March 2020 which we have not used, nor do we plan to use it, in the near term. This drove $15 million of our $24.1 million increase in working capital from year-end. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $58.4 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be sufficient to cover the next twelve months working capital needs, leasing requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including drawing on our revolving credit facility within the first quarter of 2020, reducing working capital, suspending share repurchases and future dividend payouts, postponing capital expenditures, reducing operating costs, initiating workforce reductions and salary reductions, and substantially reducing discretionary spending. Additionally, we have actively deferred equipment lease payments with certain lessors and deferred facility rent payments with some landlords. We have already seen the benefits of these action plans as evidenced by the increase of our U.S. cash balance as of June 30, 2020, by more than $20 million since March 31, 2020. See “Debt Obligations” section for further information related to our revolving credit facility.

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
We have not been actively seeking growth through acquisition, nor do we intend to in the near future.
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
The 2019 Amendment also modified certain tests we are required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. Per the 2019 Amendment, when calculating the fixed charge coverage ratio, we may exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve-month period.
As of June 30, 2020, our borrowing availability under the Revolving Loan commitment was $2.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $75.0 million.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2020. After considering a variety of potential effects the COVID-19 pandemic could have on our consolidated sales, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the Credit Agreement. The impact of the COVID-19 pandemic, however, and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future due to the ongoing COVID-19 pandemic or for other reasons and we expect to be out of compliance as a result, we will likely seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain any such waivers in a timely manner, or on acceptable terms, or at all. If we were not able to obtain covenant violation waivers or repay our debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain covenant violation waivers or repay our debt obligations when they become due would have a material adverse effect on us. Refer to Part I, Item 1A. Risk Factors, for more information.
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
Finance Leases
As of June 30, 2020, we had $47.8 million of finance lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2019 and 2025. Refer to Note 8, Leasing, as previously disclosed on our 2019 Annual Form 10-K for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of June 30, 2020. We expect there will be changes to the timing of these maturities, once we have finalized agreements with lessors as they relate to the deferment of lease payments.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 8, Leasing, as previously disclosed on our 2019 Annual Form 10-K for the schedule on maturities of operating lease liabilities as there were no material changes as of June 30, 2020.

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
At March 31, 2020, we determined that there were sufficient indicators to trigger an interim goodwill impairment analysis based on a combination of factors, all of which relate to the COVID-19 pandemic. The indicators included (1) the current global economic environment, (2) a revision of our forecasted future earnings, and (3) a decline in our market capitalization in 2020. As a result of this analysis, we concluded that the fair value of each reporting unit exceeds its carrying value and goodwill was not impaired as of March 31, 2020. Although, the COVID-19 pandemic continues to cause uncertainty to the global economic environment, we significantly outperformed our revised forecasted earnings and saw an increase in excess of 20% in our market capitalization between March 31, 2020 and June 30, 2020. As a result, we concluded that no goodwill impairment triggering events have occurred during the second quarter of 2020 that would require an additional impairment test.

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
The results of the latest interim goodwill impairment test, as of March 31, 2020, were as follows:

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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the proceeding economic recovery, and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2020 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or our assumptions change regarding disruptions caused by the pandemic, and the impact on the recovery from COVID-19 change, then we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2020, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures
Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 ("Exchange Act") are recorded, processed, summarized, and reported within the time periods specified in the U.S. Securities and Exchange Commission’s ("SEC") rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
There can be no assurance that we will declare cash dividends or repurchase shares of our common stock.
Our Board of Directors has declared quarterly dividends in the past. Our ability to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our shareholders and are in compliance with applicable laws. Our dividend payments and share repurchases may change from time to time. We do not currently intend to declare quarterly dividends or make additional share repurchases due to the effects of the COVID-19 pandemic on our business, and we cannot provide assurance that we will declare dividends or repurchase shares at all or in any particular amounts in the future. A suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock and returns on investment to our shareholders.
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
We have intangible assets, including goodwill and other identifiable acquired intangibles on our balance sheet due to prior acquisitions. We conduct annual goodwill impairment assessments, and interim impairment analyses on an as-needed basis if a triggering event occurs. Our 2019 annual assessment resulted in no goodwill impairment. Due to the impact of the COVID-19 pandemic, a triggering event occurred during the first quarter of 2020 and we conducted an interim analysis as of March 31, which resulted in no goodwill impairment. The results of our impairment analyses, however, are as of a particular point in time. If our assumptions regarding future forecasted revenue or profitability of our reporting units are not achieved, we may be required to record goodwill impairment charges in future periods. The impact of COVID-19 has negatively affected certain key assumptions used in our analysis, and if the severity of the impact increases, we will need to assess the long-term impact to determine if we will be required to record charges for asset impairments in the future. While the COVID-19 pandemic continues to pose uncertainty to the current global economic environment, we significantly outperformed our revised forecasted earnings and saw a greater than 20% increase in our market capitalization between March 31, 2020 and June 30, 2020. Therefore, we concluded that no goodwill impairment triggering events have occurred during the second quarter of 2020 that would require an additional impairment test. However, it remains uncertain whether and to what extent we will need to record charges for impairments as a result of the ongoing COVID-19 pandemic in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)(2)
Period
March 1, 2020 - March 31, 2020	2,011	$1.17	2,011	$10,704
Total	2,011		2,011

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
(2) The Company has suspended share repurchases for the foreseeable future due to the COVID-19 pandemic.

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
Date: August 5, 2020

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