Form 10-K
period 2020-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2021-02-24
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $1.00 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $37,190,279.
As of February 23, 2021, there were 42,792,219 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement on Form 14A for its April 29, 2021 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2020
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2020 ANNUAL REPORT ON FORM 10-K
In this Annual Report on Form 10-K, “ARC Document Solutions,” “ARC,” “the Company,” “we,” “us,” and “our” refer to ARC Document Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise dictates.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation statements with respect to expectations regarding the impact of the COVID-19 pandemic on our financial results and the effectiveness of the Company's responses to the pandemic, future cash flows, and capital requirements, the impact of foreign exchange rate movements on sales and net income, and the Company's anticipated effective tax rate, and statements of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
In some cases, you can identify forward-looking statements by terms such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and other similar language, whether in the negative or affirmative. The forward-looking statements in this Annual Report on Form 10-K are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations include:
•our financial condition and results of operations for fiscal 2020 and beyond have been and are expected to continue to be adversely affected by the recent novel coronavirus (or COVID-19) pandemic;
•we are highly dependent on the architectural, engineering, construction and building owner/operator (AEC/O) industry and any decline in that industry could adversely affect our future revenue and profitability;
•because a significant portion of our overall costs are fixed, our earnings are highly sensitive to changes in revenue;
•if we are unable to charge for our value-added services to offset declines in print volumes, our long-term revenue could decline;
•we derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California;
•our growth strategy depends, in part, on our ability to successfully market and execute several different, but related, service offerings;
•we are dependent upon our vendors to continue to supply us equipment, parts, supplies, and services at comparable terms and price levels as the business grows;
•our failure to adequately protect the proprietary aspects of our technology, including SKYSITE, PlanWell, and Abacus may cause us to lose market share;
•in performing our document management services, we handle customers’ confidential information. Our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely affect our results of operations;
•our failure to comply with laws related to privacy and data security could adversely affect our financial condition;
•added risks are associated with our international operations;

•a large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility;
•the market prices of our common stock is volatile, and is impacted by factors other than our financial performance, which could cause the value of an investment in our stock to decline;
•changes in tax laws and interpretations could adversely affect our business;
•our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and results of operations;
•if the interest rates on our borrowings increase, our access to capital and net income could be adversely affected; and
•we may be exposed to employment-related claims and costs and periodic litigation that could adversely affect our business and results of operations.
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

PART I
Item 1. Business
Our Company
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) provides a wide variety of document distribution and graphic production services to facilitate communication for professionals in the design, marketing, commercial real estate, education, construction and related fields.
Our customers need us to manage the special production needs, volume, complexity and workflow of their documents. We help them reduce their costs and increase their efficiency by improving their access and control over documents, and we offer a wide variety of ways to access, distribute, collaborate on, and store documents.
Our offerings include:
Offsite Services - We operate 148 offsite service centers in major metropolitan markets in the U.S. and internationally which provide local customers with high-volume, project-related printing, offer our MPS customers overflow capacity during peak workloads, and support our customers’ scanning needs in archiving and information management services.
Specialized Color Printing - Our service centers offer color printing, finishing, and assembly of graphic materials for regional and national retailers, schools, franchises, marketing departments, theme parks, and cultural institutions, as well as a growing need for public health and safety graphics related to the COVID-19 pandemic.
Managed Print Services (“MPS”) - An onsite service where we place, manage, and optimize print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis typically billed in a single consolidated invoice.
Archive and Information Management (“AIM”) -We store our customers' information and intellectual property in a highly secure cloud-based and searchable digital archive. We scan our customers’ paper documents or import their digital documents, organize them, and store them in our proprietary content management software. Our regional scanning centers are HIPPA-compliant and we are fully capable of handling protected health information in addition to conventional business documents.
Web-Based Document Management Applications - We develop and offer proprietary tools to our customers, such as SKYSITE®, Abacus®, and the ARC Print app that facilitate project collaboration, manage print networks, track equipment fleets, create and maintain project document archives, and perform other document and content management tasks.
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
We serve our clients' onsite in their offices in approximately 10,750 locations, and offsite or virtually through a combination of 148 global service centers, a variety of web-based applications and software, and a global network of service partners. We operate in major metropolitan markets across the U.S., with meaningful operations in China, Canada, and the United Kingdom.
Our origins lie in the reprographics, or “blueprinting,” industry and we still maintain robust reprographics operations. We believe that we are the largest reprographics company in the United States as measured by revenue, number of customers, and number of service centers.

Our base of more than 45,000 customers includes most of the largest design and construction-oriented firms in North America, and the world, and our expansion into new markets includes some of the biggest names in retail, technology, educational, hospitality, public utilities customers, and others.
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
Principal Products and Services
We report revenues from our service and product offerings under the following categories:
Construction Document and Information Management (CDIM), which consists of professional services to manage and distribute documents and information related to construction projects and related project-based businesses outside of the architectural, engineering and construction (AEC) industry. Our reconfiguration of the Company's sales and marketing functions in late-2019, as well as customer needs driven by the COVID-19 pandemic, have led to a significant expansion of the non-AEC segment of our CDIM business, primarily through the provision of color graphics and signage. CDIM sales also include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.
Managed Print Services (MPS), which consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus, which allows our customers to capture, control, manage, print, and account for their documents. MPS sales represent recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities. Because the recent pandemic has forced a large number of our clients to direct their employees to work from home, MPS volume and sales have declined over the past year.
Archiving and Information Management (AIM), which consists of software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE software application to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. A growing portion of our sales are being driven by our ability to handle protected health information (PHI) as our regional scanning centers are HIPAA-compliant. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements. Remote access to digital documents driven by work-from-home conditions created by the recent pandemic have also contributed to new activity in this area of our business.
Equipment and Supplies, which consists of reselling printing, imaging, and related equipment to customers primarily to architectural, engineering and construction firms.
Each of our service offerings is enabled through a suite of supporting proprietary technology.
Operations
Our products and services are available from any of our 148 service centers around the world, and nearly all of our services can be made available in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, China, India, and the United Kingdom. Our corporate headquarters are located in San Ramon, California.
Historically, our business grew through acquisitions to expand our share of the reprographics market and enhance our geographic footprint to serve our larger customers. Since our inception we have acquired more than 140 companies. As we have consolidated, diversified our service offerings, and optimized our operations during the past several years, we are no longer actively pursuing the acquisition of reprographic businesses. Our origin as a company was in California, and our early acquisition activity was concentrated there. We derive approximately 32% of our total revenue from California.

We currently employ approximately 15 engineers working from our corporate headquarters in San Ramon, California, who develop, maintain, and support our software. In addition, we operate a technology center in Kolkata, India, with approximately 160 employees who, in addition to supporting our San Ramon team, also support our research and development efforts. All of our production facilities are connected via a high-performance, dedicated, wide-area network, to facilitate data transmissions to and from our customers, our operating facilities and the cloud hosted by Amazon Web Services. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems. In response to the recent pandemic, most of our corporate, financial and administrative staff have been working from home, while our service center staff continue to work in our facilities and adhere to strict safety and health protocols.
The majority of our historical revenue has been derived from customers engaged in the seasonal, non-residential construction market. While our traditional reprographics business, which is included in the CDIM revenue category, is still influenced by the non-residential seasonality and building cycles, our other CDIM offerings are less so. Historically, color printing services are affected by retail marketing calendars, advertising campaigns, as well as the marketing needs of our architectural and real estate development clients. Our software services are influenced primarily by the desire for document workflow improvements and our ability to market our technology-based solutions. MPS is driven by the generation of office documents and our customers' desire to improve business processes and reduce print-related costs. Equipment and Supplies Sales are driven by purchasing cycles of individual customers, as well as by new features and advancements by manufacturers.
As of December 31, 2020, the Company employed approximately 1,750 employees.
Our Customers and Markets
We serve both the enterprise and project management needs of professionals in the design, marketing, commercial real estate, construction and related fields. Our customers include senior management teams, IT and procurement departments, project architects, engineers, general contractors, facilities managers, marketing managers, as well as growing number of retail, technology, educational, hospitality, and public utilities customers.
We believe the market forces of the COVID-19 pandemic continue to cause our customers to emphasize efficiency in the production and distribution of printed documents, responsibly reduce their dependence on print where it is not necessary, and to improve remote access and control over all the documents related to their business. We believe the pandemic also encourages our customers to actively reduce costs, eliminate redundant business practices, and procure products and services from vendors who can centrally serve their business – including a remote workforce working from home – with a comprehensive offering.
We believe that these trends are advantageous to us because we can provide our customers with web-based applications and cloud-based offerings to meet their demand for technology-enabled content management services; we offer a wide variety of digital and conventional alternatives to standard printing; and our comprehensive services and national footprint create economies of scale and efficiencies for customers who prefer to work with a single supplier for print and document management.
In addition to the AEC/O industry, we also provide document management and printing services to customers in the retail, technology, educational, hospitality, and public utilities customers, among others. A significant portion of our non-AEC/O revenues are derived from supplying color printing services to customers with short-run, high quality, frequently updated promotional, advertising, marketing and public health materials. We market these services under a separate brand known as Riot Creative Imaging. Likewise, our digital tools and services appeal to companies outside of the construction industry, but with similar document management needs, including manufacturers, airlines, and healthcare/hospital companies.
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
Further, we believe we are unique because no other company provides the complete portfolio of services and products we provide. We compete with different firms in our different business lines that can provide a portion of our services. However, we do not know of any other firm that can provide a full suite of physical and digital content management services similar to our combined offerings.

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
We believe that we have a strong competitive position in the marketplace for the following reasons:
Strong domain expertise in construction-related fields: We believe no other national vendor/service provider possesses the document management and technology expertise that we have in the AEC/O market. Construction professionals have highly specialized needs in document capture, short-term storage, management, fulfillment, distribution, and archival services. We believe our domain expertise is unmatched due to our legacy in reprographics and software development.
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
Wide-variety of specialized printing capabilities: We believe the equipment, capacity and expertise we offer throughout our service centers is unmatched by any other regional or national vendor. Customers with specialized printing needs can turn to us for design assistance, finishing and merchandising services, and interior and exterior installation, as well as printing services on virtually any material or object.
Service center footprint: We possess an extensive national network of service centers creating a distribution and customer service solution that can cater to both large and small customers. We operate service centers in more than 120 cities and in 34 states in the U.S. We also have a market presence in Canada and China, and operations in India and the U.K. We are not aware of any other MPS provider that has as extensive a network to supplement its MPS services and provide overflow and remote document management and printing capabilities.
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

Our primary vendors of equipment, maintenance services, and reprographics supplies include Hewlett Packard, Canon Solutions America (Océ), and Xerox. Purchases from these vendors during 2020 comprised approximately 53% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.
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
Information about our Executive Officers
The following sets forth certain information regarding all of our executive officers as of February 23, 2021:

Name	Age	Position
Kumarakulasingam Suriyakumar	67	Chairman, President and Chief Executive Officer Director
Jorge Avalos	45	Chief Financial Officer
Rahul K. Roy	61	Chief Technology Officer
Dilantha Wijesuriya	59	Chief Operating Officer
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
Risk Related to the Impact of the Novel Coronavirus (or COVID-19) Pandemic on Our Business
Our financial condition and results of operations for fiscal 2020 and beyond have been and are expected to continue to be adversely affected by the novel coronavirus (or COVID-19) pandemic.
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
Risks Related to Our Business
We are highly dependent on the architectural, engineering, construction and building owner/operator (AEC/O) industry and any decline in that industry could adversely affect our future revenue and profitability.
We estimate that customers in the AEC/O industry accounted for approximately 69% of our net sales in 2020; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the AEC/O industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for some of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 32% of our net sales in 2020 from our operations in California. As a result, we are dependent to a large extent upon the AEC/O industry in California and, accordingly, we are sensitive to economic factors affecting AEC/O activity in California, including general and local economic conditions, macroeconomic trends, political factors affecting commercial and residential real estate development and natural disasters (including drought, earthquakes and wildfires). Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.

If we are unable to charge for our value-added services to offset declines in print volumes, our long-term revenue could decline.
Our customers value the ability to view and order prints over the internet and print to output devices in their own offices and other locations throughout the country and the world. In 2020, our CDIM sales, which consists of the management, distribution, and production of documents and information related to construction projects, including large-format construction drawings, black and white and color signage, specification documents, and marketing material, represented approximately 61% of our total net sales, and our MPS represented approximately 27% of our total net sales. Both categories of revenue are generally derived from a charge per square foot of printed material. Future technology advances may further facilitate and improve our customers’ ability to reduce print and the associated costs thereof. As technology continues to improve, this trend toward printing on an “as needed” basis could result in further decreased printing volumes and sales decline in the longer term. This was certainly evidenced during 2020 when offices shut down and people were forced to work from home leading to significant reduction in printing. Failure to offset these declines in printing volumes by changing how we charge for our services and develop additional revenue sources could significantly affect our business and reduce our long-term revenue, resulting in an adverse effect on our results of operations and financial condition.
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

Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate approximately 36% of our overall costs were fixed in 2020. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
We are dependent upon our vendors to continue to supply us with equipment, parts, supplies, and services at comparable terms and price levels as the business grows.
Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. These vendors are not required to use us to distribute their equipment and are generally free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Our reliance on a limited number of principal vendors presents various risks. These include the risk that in the event of an interruption of relationships with our principal vendors for any reason, such as a natural catastrophe, epidemics such as the COVID-19 pandemic, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse effect on our ability to sell equipment as well as our ability to provide effective service and technical support. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our other existing vendors or seek out new relationships with previously unused vendors.
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
We have international operations in China, India, the United Kingdom, Canada, Hong Kong, United Arab Emirates, and Australia. Approximately 13% of our revenues for 2020 were derived from our international operations, with approximately 4% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country (resulting from epidemics such as the COVID-19 outbreak or otherwise), currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.

A large percentage of our cash and cash equivalents are held outside of the United States, and we could be subject to repatriation delays and costs which could reduce our financial flexibility.

Approximately 31% of our cash and cash equivalents are currently held outside the United States. Repatriation of some of the funds could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

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

We are subject to a number of risks inherent to our status as an employer including without limitation:
•claims of misconduct or negligence on the part of our employees, discrimination or harassment claims against our employees, or claims by our employees of discrimination or harassment;
•claims relating to violations of wage, hour and other workplace regulations;
•claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits; and
•possible claims relating to misuse of customer confidential information, misappropriation of assets or other similar claims.

If we experience significant incidents involving any of the above-described risk areas we could face substantial out-of-pocket losses, or fines. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business.

Environmental, health, and safety laws and regulations and the costs of complying with them, or any change to them impacting our markets, could materially adversely affect our financial position, results of operations and cash flows.
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. These laws govern such issues as wastewater, storm water, solid and hazardous wastes and materials, air quality and matters of workplace safety. Under these laws and regulations, regardless of fault we may be liable for, among other things, the cost of investigating and remediating contamination. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated and accrued by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.
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
Risks Related to Our Indebtedness
Our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to business and market conditions and therefore could have an adverse effect on our business and results of operations.
As of December 31, 2020, we had $97.2 million in outstanding short and long-term borrowings under our credit facilities, and finance leases, excluding trade payables and operating leases. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.

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
An increase in interest rates may increase our future borrowing costs and restrict our access to capital. Additionally, current market conditions, the recovering global economy, and overall credit conditions could limit our availability of capital, which could cause increases in interest margin spreads over underlying indices, effectively increasing the cost of our borrowing. While some of our debt instruments have contractually negotiated spreads, any changes to these spreads in connection with renegotiation of our Credit Agreement or finance leases could adversely affect our results of operations.
The interest rates under our Credit Agreement may be adjusted for the phase-out of LIBOR.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our Credit Agreement. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (“SOFR”), calculated using short-term repurchase agreements backed by Treasury securities. SOFR may be more volatile than LIBOR. If LIBOR ceases to exist, we may need to renegotiate our Credit Agreement to replace LIBOR, and the interest rate under our Credit Agreement may change. The new rates may not be as favorable to us as those currently in effect. We may also find it desirable to engage in more frequent interest rate hedging transactions.
Risks Related to Our Common Stock
The market prices of our common stock is volatile, and is impacted by factors other than our financial performance, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2020 and December 31, 2020, the closing price of our common stock had fluctuated from a low of $0.51 to a high of $1.48 per share. Factors that may contribute to fluctuations in the market prices of our common stock include:
•failure to sustain an active, liquid trading market for our shares;
•changes in financial estimates or recommendations by securities analysts or failure to meet analysts' performance expectations;
•changes in market valuations of similar companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•sales of our capital stock by our directors or executive officers;
•the gain or loss of significant customers;
•actual or anticipated developments in our business or our competitors' businesses, such as announcements by us or our competitors of significant contracts, acquisitions or strategic alliances, or in the competitive landscape generally;
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
Our Board of Directors has declared quarterly dividends in the past. Management resumed declaring quarterly dividends in the fourth quarter of 2020, with approval by our Board of Directors, and share repurchases. Our ability to continue to pay quarterly dividends and to repurchase our shares is subject to capital availability and periodic determinations by our Board of Directors that cash dividends and share repurchases are in the best interest of our shareholders and are in compliance with applicable laws. Our dividend payments and share repurchases may change from time to time. Management currently intends to continue quarterly dividends, subject to approval by our Board of Directors, and share repurchases, but cannot provide any assurance as to the timing, sustainability, or of any particular amounts of any such dividends and share repurchases in the future. A suspension in our dividend payments or share repurchases could have a negative effect on the price of our common stock and returns on investment to our shareholders.
If we cannot meet the New York Stock Exchange continued listing requirements, the NYSE may delist our common stock.
Our common stock is currently listed on the NYSE. In the future, if we are not able to meet the continued listing requirements of the NYSE, which require, among other things, that the average closing price of our common stock be above $1.00 over 30 consecutive trading days, our common stock may be delisted. The closing price of our common stock on February 22, 2021 was $2.45, and on December 31, 2020, closed at $1.48. If we are unable to satisfy the NYSE criteria for continued listing, our common stock would be subject to delisting. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing our analyst coverage; and limiting our ability to issue additional securities or obtain additional financing in the future. In addition, delisting from the NYSE might negatively impact our reputation and, as a consequence, its business.

Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
At the end of 2020, we operated 148 service centers, of which 126 were in the United States, 9 were in Canada, 7 were in China, 2 were in London, England, 2 were in India, 1 was in Australia and 1 was in United Arab Emirates. We also occupied a technology center in Kolkata, India, as well as other facilities, including our executive offices located in San Ramon, California.
In total, the Company occupied approximately 1.0 million square feet as of December 31, 2020.
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

Item 3. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2020, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed on the New York Stock Exchange (“NYSE”) under the stock symbol “ARC”.
Holders
As of February 23, 2021, the approximate number of stockholders of record of our common stock was 115. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
In December 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share that is payable on February 26, 2021 to shareholders of record as of January 29, 2021. The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and any other factors the Board of Directors deems relevant from time to time.
Issuer Purchases of Equity Securities
The following table presents information regarding the Company's repurchases of its common stock for the periods presented:

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
November 1, 2020—November 30, 2020	114	$1.34	114	$10,551
December 1, 2020—December 31, 2020	467	$1.39	467	$9,901
Total repurchases during the fourth quarter of 2020	581		581
(1) The Company's Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through March 31, 2023. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. Selected Financial Data
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Summary
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) provides a wide variety of document distribution and graphic production services to facilitate communication for professionals in the design, marketing, commercial real estate, education, construction and related fields.

Our customers need us to manage the special production needs, volume, complexity and workflow of their documents. We help them reduce their costs and increase their efficiency by improving their access and control over documents, and we offer a wide variety of ways to access, distribute, collaborate on, and store documents.

Each of our service offerings is enabled through a suite of supporting proprietary technology and a wide variety of value-added services. We have categorized our service and product offerings to report distinct sales recognized from:

Construction Document and Information Management (CDIM), which consists of professional services to manage and distribute documents and information related to construction projects and related project-based businesses outside of the architectural, engineering and construction (AEC) industry. Our reconfiguration of the Company's sales and marketing functions in late-2019, as well as customer needs driven by the COVID-19 pandemic, have led to the significant expansion of the non-AEC segment of our CDIM business, primarily through the provision of color graphics and signage. CDIM sales also include software services such as SKYSITE®, our cloud-based project communication application, as well as providing document and information management services that are often technology-enabled. The bulk of our current revenue from CDIM comes from large-format and small-format printing services we provide in both black and white and in color.

Managed Print Services (MPS), which consists of placement, management, and optimization of print and imaging equipment in our customers' offices, job sites, and other facilities. MPS relieves our customers of the burden of owning and managing print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our proprietary technology, Abacus, which allows our customers to capture, control, manage, print, and account for their documents. MPS sales represent recurring, contracted revenue in which we are paid a single cost per unit of material used, often referred to as a “click charge.” MPS sales are driven by the ongoing print needs of our customers at their facilities. Because the recent pandemic has forced a large number of our clients to direct their employees to work from home, MPS volume and sales have declined over the past year.

Archiving and Information Management (AIM), which consists of software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. AIM includes our SKYSITE software application to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents, and their cloud-based storage and maintenance. A growing portion of our sales are being driven by our ability to handle protected health information (PHI) as our regional scanning centers are HIPAA-compliant. AIM sales are driven by the need to leverage past intellectual property for present or future use, facilitate cost savings and efficiency improvements over current hardcopy and digital storage methods, as well as comply with regulatory and records retention requirements. Remote access to digital documents driven by work-from-home conditions created by the recent pandemic have also contributed to recent sales in this area of our business.

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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 69% of our net sales for 2020, with the remaining 31% consisting of sales to businesses outside of the AEC/O industry.

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

COVID-19 Pandemic

The global spread of the novel coronavirus (COVID-19) has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant prolonged uncertainty in the global economy and has negatively affected our business, employees, suppliers, and customers. Despite a strong start to the year thanks to a reconfiguration of our sales and marketing functions in late -2019, the decline in demand for our products and services that began in late March 2020 as a result of the COVID-19 pandemic, negatively impacted our sales and profitability during 2020. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in Item 1A. Risk Factors of this Annual Report. To adapt to the uncertainty and shifting demands brought on by the COVID-19 pandemic, we began to transform our business during the second quarter of 2020 into a smaller but stronger company, offering a range of products beyond the construction vertical and our historical print segments, and reconfiguring our operations and cost structure to fit the needs of our customers in the current market. We have repositioned the Company based on the belief that there is potential for new growth and similar, if not better margins, barring any unforeseen changes that may arise due to the COVID-19 pandemic or otherwise.

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

Given the ongoing economic uncertainty resulting from the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including reducing working capital, suspending share repurchases and dividend payouts for a portion of 2020, postponing capital expenditures, reducing operating costs, initiating workforce reductions and salary reductions, and substantially reducing discretionary spending.

We are the largest document services provider to industries that build and maintain our country's infrastructure and thus were considered an essential business and permitted to remain open in most markets during 2020. We also serve the housing, healthcare, and technology industries, and we were able to keep almost all of our 148 service centers open, though at reduced volumes, in order to fulfill our customers' needs. However, there is uncertainty around the extent and duration of interruptions to our business related to the COVID-19 pandemic, as well as the pandemic's overall impact on the U.S. economy, on our clients' ongoing business operations, and on our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic, and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on the results of our operations, financial condition, or liquidity for the future cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

			2020 Versus 2019
	Year Ended December 31,		Increase (decrease)
(In millions, except percentages)	2020 (1)	2019	$ (1)	%
CDIM	$175.5	$205.5	$(30.0)	(14.6)%
MPS	79.3	123.3	(44.0)	(35.7)%
AIM	12.3	14.1	(1.8)	(12.7)%
Total services sales	$267.2	$342.9	$(75.8)	(22.1)%
Equipment and Supplies Sales	22.3	39.5	(17.2)	(43.5)%
Total net sales	$289.5	$382.4	$(92.9)	(24.3)%
Gross profit	$92.9	$125.2	$(32.3)	(25.8)%
Selling, general and administrative expenses	$79.0	$107.3	$(28.2)	(26.3)%
Amortization of intangibles	$1.5	$3.1	$(1.6)	(52.2)%
Restructuring expense	$—	$0.7	$(0.7)	(100.0)%
Loss on extinguishment and modification of debt	$—	$0.4	$(0.4)	(100.0)%
Interest expense, net	$3.9	$5.2	$(1.3)	(25.2)%
Income tax provision	$2.7	$5.7	$(3.0)	(52.0)%
Net income attributable to ARC	$6.2	$3.0	$3.2	105.2%
Adjusted net income attributable to ARC (2)	$6.3	$6.8	$(0.5)	(7.2)%
Cash flows provided by operating activities	$54.5	$52.8	$1.7	3.2%
EBITDA (2)	$43.2	$45.9	$(2.7)	(5.8)%
Adjusted EBITDA (2)	$44.8	$49.4	$(4.6)	(9.3)%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2020 (1)	2019
Net Sales	100.0%	100.0%
Cost of sales	67.9	67.3
Gross profit	32.1	32.7
Selling, general and administrative expenses	27.3	28.0
Amortization of intangibles	0.5	0.8
Restructuring expense	—	0.2
Income from operations	4.3	3.7
Loss on extinguishment and modification of debt	—	0.1
Interest expense, net	1.4	1.4
Income before income tax provision	3.0	2.2
Income tax provision	0.9	1.5
Net income	2.0	0.7
Loss attributable to the noncontrolling interest	0.1	—
Net income attributable to ARC	2.1%	0.8%

EBITDA (2)	14.9%	12.0%
Adjusted EBITDA (2)	15.5%	12.9%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2020 Compared to Fiscal Year Ended December 31, 2019
Net Sales
Net sales in 2020 decreased 24.3%, compared to 2019. The decrease in net sales was due to the negative impact of the COVID-19 pandemic on sales from all our service offerings.
CDIM. Sales of CDIM services in 2020 decreased $30.0 million, or 14.6%, compared to 2019. The decrease in sales of CDIM services was due to the COVID-19 pandemic. CDIM services represented 61% and 54% of total net sales for 2020 and 2019, respectively. The impact of the pandemic on CDIM was not as pronounced as other parts of our business due to the expansion of products and services beyond the construction vertical and our historical print segments that resulted from the reconfiguration of our sales and marketing functions in late-2019, as well as demand for COVID-19-related and other color signage.
MPS. Sales of MPS services in 2020 decreased $44.0 million or 35.7%. The decline in MPS sales was driven primarily by office employees in the U.S. and Canada who followed directives to work from home, significantly reducing the volume of printing done in our customers' offices. MPS engagements on construction job sites continued to operate, and many customers have required minimums that helped mitigate the drop in print volumes. We have experienced modest improvement in net sales sequentially after April 2020 when work-from-home orders started to lift in most states. Revenues from MPS services sales represented approximately 27% and 32% of total net sales for 2020 and 2019, respectively.
The number of MPS locations have remained relatively flat year-over-year at approximately 10,750 as of December 31, 2020.

AIM. Year-over-year sales of AIM services decreased by $1.8 million, or 12.7%, in 2020, compared to 2019. The decrease in AIM was primarily driven by the lack of office activity resulting from the COVID-19 pandemic, which caused a reduction in scanning opportunities. We continue to drive an expansion of our addressable market for AIM services by targeting building owners and facilities managers that require on-demand access to legacy documents to operate their assets efficiently. We believe over time, with the expansion of our addressable market and the desire of our customers to have digital access to documents wherever they work, that our AIM services will grow in the future.
Equipment and Supplies. Equipment and Supplies sales decreased by $17.2 million, or 43.5%, in 2020, compared to 2019, primarily driven by the slowdown in China related to the COVID-19 pandemic, which decreased sales from UNIS Document Solutions Co. LTD ("UDS"), our Chinese joint venture. Equipment and Supplies sales represented approximately 8% of total net sales for 2020 and approximately 10% for 2019. Equipment and Supplies sales derived from UDS, were $7.7 million in 2020, as compared to $19.6 million in 2019. Traditionally, our customers in China have exhibited a preference for owning print and imaging related equipment opposed to using equipment through onsite services arrangements. We do not anticipate growth in Equipment and Supplies sales due to the softening of the Chinese market as well as our focus on growing MPS sales and converting sales contracts to MPS agreements.
Gross Profit
Gross profit decreased to $92.9 million in 2020, compared to $125.2 million in 2019. Gross margin decreased to 32.1% in 2020, compared to 32.7% in 2019, on a net sales decrease of $92.9 million.
Despite the 24.3% drop in net sales due to the COVID-19 pandemic, gross margin during 2020 decreased by just 60 basis points. Gross margins were aided by the drop in low margin Equipment and Supplies sales and cost saving activities in connection with the restructuring plan we initiated in the third quarter of 2019, as well as cost savings initiated in response to the current COVID-19 pandemic. During the second quarter of 2020 we reconfigured our operating structure and costs to serve new customer needs and to reflect the reduction in our revenues as a result of the COVID-19 pandemic.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $28.2 million or 26.3% in 2020 compared to 2019. The reduction was due to cost saving activities in connection with the restructuring plan we initiated in the third quarter of 2019, as well as cost savings initiated in response to the current COVID-19 pandemic including headcount reductions, suspension of most business travel, reduced consulting expenses, and reduced bonuses and commissions.
Amortization of Intangibles
Amortization of intangibles of $1.5 million in 2020 decreased compared to 2019, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.
Interest Expense, Net
Net interest expense totaled $3.9 million in 2020, compared to $5.2 million in 2019. The decrease in 2020 compared to 2019 was due to our continued pay down of our long-term debt, decrease in LIBOR, and decrease in bank debt interest spread due to the improvement in our leverage ratio.
Income Taxes

We recorded an income tax provision of $2.7 million in relation to a pretax income of $8.5 million for 2020, which resulted in an effective income tax rate of 32.2%. Our effective income tax rate for 2020 was primarily impacted by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of valuation allowances, Internal Revenue Code Section 162(m), and other discrete tax items, our effective income tax rate for the consolidated company would have been 30.0% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 28.8%.

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

Net Income Attributable to ARC
Net income attributable to ARC was $6.2 million in 2020, as compared to $3.0 million in 2019. The increase in net income attributable to ARC in 2020 compared to the prior year is driven by the decrease in income taxes as 2019 had a significant tax expense related to nonqualified stock options that expired in 2019.
EBITDA
EBITDA margin increased to 14.9% in 2020 from 12.0% in 2019. Excluding the effect of stock-based compensation, restructuring expense, and the loss on extinguishment and modification of debt, adjusted EBITDA margin increased to 15.5% in 2020 from 12.9% in 2019. The increase in adjusted EBITDA in 2020 was primarily due to the significant decline in selling, general and administrative expenses, as noted above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for 2020 and 2019 to reflect the exclusion of loss on extinguishment and modification of debt, restructuring expense, changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2020 and 2019. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for 2020 and 2019 to exclude loss on extinguishment and modification of debt, restructuring expense, and stock-based compensation expense. The adjustment of EBITDA for these items is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2020	2019
Cash flows provided by operating activities	$54,478	$52,781
Changes in operating assets and liabilities	(13,229)	(9,479)
Non-cash expenses	(5,096)	(8,558)
Income tax provision	2,749	5,724
Interest expense, net	3,908	5,226
Loss attributable to the noncontrolling interest	395	175
EBITDA	$43,205	$45,869

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2020	2019
Net income attributable to ARC Document Solutions, Inc. shareholders	$6,188	$3,015
Interest expense, net	3,908	5,226
Income tax provision	2,749	5,724
Depreciation and amortization	30,360	31,904
EBITDA	43,205	45,869
Loss on extinguishment and modification of debt	—	389
Restructuring expense	—	660
Stock-based compensation	1,571	2,459
Adjusted EBITDA	$44,776	$49,377
The following is a reconciliation of net income margin attributable to ARC to EBITDA margin and Adjusted EBITDA margin:

	Year Ended December 31,
	2020 (1)	2019
Net income margin attributable to ARC	2.1%	0.8%
Interest expense, net	1.4	1.4
Income tax provision	0.9	1.5
Depreciation and amortization	10.5	8.3
EBITDA margin	14.9	12.0
Loss on extinguishment and modification of debt	—	0.1
Restructuring expense	—	0.2
Stock-based compensation	0.5	0.6
Adjusted EBITDA margin	15.5%	12.9%

(1)Column does not foot due to rounding.
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to Adjusted net income and Adjusted earnings per share attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands, except per share data)	2020	2019
Net income attributable to ARC Document Solutions, Inc. shareholders	$6,188	$3,015
Loss on extinguishment and modification of debt	—	389
Restructuring expense	—	660
Income tax benefit related to above items	—	(273)
Deferred tax valuation allowance and other discrete tax items	118	3,006
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$6,306	$6,797
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07
Weighted average common shares outstanding:
Basic	42,925	44,997
Diluted	43,021	45,083
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.15	$0.15
Diluted	$0.15	$0.15
Weighted average common shares outstanding:
Basic	42,925	44,997
Diluted	43,021	45,083

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
We continually assess our capital allocation strategy, including decisions relating to dividends, stock repurchases, capital expenditures, and debt pay-downs. In December 2019 and February of 2020, our board of directors declared a quarterly cash dividend of $0.01 per share that was paid in February and May of 2020, respectively. We then suspended dividends and stock repurchases due to uncertainties caused by the COVID-19 pandemic. In December 2020, we recommenced our dividend program. We expect to continue to pay quarterly cash dividends at or above the level approved in December 2020.  The timing, declaration and payment of future dividends, however, falls within the discretion of the Company’s Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and any other factors the board of directors deems relevant from time to time.
Our Board of Directors approved a stock repurchase program that authorized us to purchase up to $15.0 million of the Company's outstanding common stock through March 31, 2023. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2020 we repurchased 2.6 million in common stock for a total purchase price of $3.2 million. During the year ended December 31, 2019, we repurchased 1.3 million in common stock for a total purchase price of $1.9 million.
Total cash and cash equivalents as of December 31, 2020 was $55.0 million. Of this amount, $17.0 million was held in foreign countries, with $14.9 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2020	2019
Net cash provided by operating activities	$54,478	$52,781
Net cash used in investing activities	$(5,928)	$(12,244)
Net cash used in financing activities	$(23,985)	$(40,433)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations in 2020 was primarily a result of the sustained profitability in 2020, despite the COVID-19 pandemic, and active management of operating assets and liabilities. Days sales outstanding (“DSO”) was 51 days as of December 31, 2020 and 50 days as of December 31, 2019. We reduced inventory by more than $4.0 million during 2020. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $6.4 million and $12.9 million, in 2020 and 2019, respectively. The decrease in capital expenditures from 2019 to 2020 is driven primarily by a concerted effort to reduce and closely manage our use of cash during the COVID-19 pandemic.
As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $24.0 million used in financing activities in 2020 primarily relates to payments on our revolver debt agreement, finance leases and share repurchases. As part of our cash management initiatives during the COVID-19 pandemic, we successfully negotiated a deferment of approximately $4.4 million of equipment capital lease payments during 2020 that will primarily be added to the back end of each individual equipment lease end date.
Our cash position, working capital, and debt obligations as of December 31, 2020 and 2019 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2020	2019
Cash and cash equivalents	$54,950	$29,425
Working capital	$32,500	$20,008

Borrowings from revolving credit facility	$55,000	$60,000
Other debt obligations	42,236	46,157
Total debt obligations	$97,236	$106,157

The increase of $12.5 million in working capital in 2020 was primarily driven by the increase in cash of approximately $26.0 million over 2019, partially offset by the $15.0 million decrease in accounts receivable. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $55.0 million, availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
As the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position by reducing working capital, suspending share repurchases and dividend payouts for a portion of 2020, postponing capital expenditures, reducing operating costs, initiating workforce reductions and salary reductions, and substantially reducing discretionary spending. Additionally, we have actively deferred equipment lease payments with certain lessors and deferred facility rent payments with some landlords. We have seen the benefits of these actions as evidenced by the increase of our U.S. cash balance as of December 31, 2020, of approximately $24 million.
We generate the majority of our revenue from sales of services and products to the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including the COVID-19 pandemic which has already reduced non-residential construction spending. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
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
As of December 31, 2020, our borrowing availability under the Revolving Loan commitment was $22.8 million, after deducting outstanding letters of credit of $2.2 million and an outstanding Revolving Loan balance of $55.0 million.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants during the year ended December 31, 2020, and after considering a variety of potential effects the COVID-19 pandemic could have on our consolidated sales, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the Credit Agreement. The impact of the COVID-19 pandemic, however, and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future due to the ongoing COVID-19 pandemic or for other reasons and we expect to be out of compliance as a result, we will likely seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain any such waivers in a timely manner, or on acceptable terms, or at all. If we were not able to obtain covenant violation waivers or repay our debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain covenant violation waivers or repay our debt obligations when they become due would have a material adverse effect on us. Refer to Part I, Item IA. Risk Factors, for more information.
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
Credit Agreement

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2020
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Revolving Loans (1)	$55,000	$22,844	2.23%

 (1) Revolving Loan available borrowing capacity, net of $2.2 million of outstanding standby letters of credit as of December 31, 2020.
Finance Leases
As of December 31, 2020, we had $42.2 million of finance lease obligations outstanding, with a weighted average interest rate of 4.9% and maturities between 2020 and 2026.
Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Critical Accounting Policies
Our management prepares financial statements in conformity with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.

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

In 2017, we elected to early-adopt ASU 2017-04 which simplifies subsequent goodwill measurement by eliminating step two from the goodwill impairment test.

We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgement and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic. We have evaluated numerous factors disrupting our business and made significant assumptions which include the severity and duration of our business disruption, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows.

The results of the latest annual goodwill impairment test, as of September 30, 2020, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 100%	2	121,051
	8	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2020 and beyond, assuming all other assumptions remain constant, would result in no further impairment of goodwill.
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

CDIM consists of professional services and software services to (i) reproduce and distribute large-format and small-format documents in either black & white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially, all the Company’s revenue from CDIM comes from professional services to reproduce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by our hosted proprietary technology, Abacus®, which allows our customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of ASC 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. The pattern of revenue recognition for the Company's MPS revenue has remained substantially unchanged following the adoption of ASC 842. See Note 7, Leasing, for additional information.
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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.1 million valuation allowance against certain deferred tax assets as of December 31, 2020.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and President and our Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the Company’s management concluded that its internal control over financial reporting was effective as of December 31, 2020.
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

Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included in Part I, Item 1, of this Annual Report on Form 10-K under “Executive Officers of the Registrant.” All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting of Stockholders (“2020 Annual Meeting”), which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2020, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the proxy statement.

Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2021 Annual Meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2021 Annual Meeting and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2021 Annual Meeting and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm - Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm - Armanino LLP
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Equity for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
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

4.2	Description of Registered Securities.*

10.1	ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.2	Amendment No. 1 to ARC Document Solutions 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.3	Amendment No. 2 to ARC Document Solutions 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.4	Amendment No. 3 to ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

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

10.23	ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 7, 2014).

10.24	Amendment No. 1 to ARC Document Solutions, Inc. 2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on May 7, 2014).

10.25
Amended and Restated Executive Employment Agreement dated May 17, 2014 by and between ARC Document Solutions, Inc. and Mr. Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 19, 2014).^

10.26
Credit Agreement dated November 20, 2014, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on November 24, 2014).

10.27
Amended and Restated Executive Employment Agreement, dated February 1, 2015, by and between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on January 30, 2015). ^

10.28
Amendment to Credit Agreement, dated June 4, 2015, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K filed on June 5, 2015).

10.29
Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 16, 2015). ^

10.30
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

10.32
Amendment Letter, dated as of February 5, 2016, by and among ARC Document Solutions, LLC, the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 99.2 to the Registrant's Form 8-K filed on February 9, 2016).

10.33
Amendment dated May 9, 2016 to Amended and Restated Executive Employment Agreement, dated June 9, 2015, between ARC Document Solutions, Inc. and Rahul K. Roy (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 3, 2016).^

10.34
Amendment to Credit Agreement, dated June 24, 2016, among ARC Documents Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 24, 2016).

10.35
Amendment to Credit Agreement, dated July 14, 2017, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on July 18, 2017).

10.36
Amended and Restated Executive Employment Agreement, dated February 22, 2018 between ARC Document Solutions, Inc. and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K files on February 23, 2018). ^

10.37	Amendment to the ARC Document Solutions, Inc. 2014 Stock Incentive Plan, dated May 1, 2018 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on May 1, 2018).

10.38
Amendment No 1 to the Amended and Restated Executive Employment Agreement, dated February 13, 2019, between ARC Document Solutions, Inc. and Jorge Avalos (incorporated by reference to Exhibit 10.40 to the Registrant’s Form 10-K filed on March 6, 2019).^

10.39
Amendment No 1 to the Amended and Restated Executive Employment Agreement, dated February 13, 2019, between ARC Document Solutions, Inc. and Dilantha Wijesuriya (incorporated by reference to Exhibit 10.41 to the Registrant’s Form 10-K filed on March 6, 2019).^

10.40
Sixth Amendment to Credit Agreement, dated December 17, 2019, among ARC Document Solutions, LLC, Wells Fargo Bank, National Association, as administrative agent, and the financial institutions party thereto as lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on December 19, 2019).

10.41	Amendment No. 3 to the Amended and Restated Executive Employment Agreement, dated February 13, 2020, between ARC Document Solutions, Inc. and Jorge Avalos.^

10.42	Forms of Stock Option Agreement under the 2014 Stock Incentive Plan, as amended.* ^

10.43	Forms of Restricted Stock Award Agreement under the 2014 Stock Incentive Plan, as amended.* ^

10.44
Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan, amended and restated as of April 30, 2020 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 2, 2020).^

21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

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
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021

/s/ TRACEY LUTTRELL Tracey Luttrell	Director, Corporate Counsel and Corporate Secretary	February 24, 2021

/s/ BRADFORD L. BROOKS Bradford L. Brooks	Director	February 24, 2021

/s/ CHERYL COOK Cheryl Cook	Director	February 24, 2021

/s/ DEWITT KERRY MCCLUGGAGE Dewitt Kerry McCluggage	Director	February 24, 2021

/s/ MARK W. MEALY Mark W. Mealy	Director	February 24, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of ARC Document Solutions, Inc.:

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ARC Document Solutions Inc. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statement of operations, comprehensive income, equity, and cash flows, for the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842). Effects of the application of ASC 842 are further discussed in Note 7 to the financial statements.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ DELOITTE & TOUCHE LLP
San Francisco, California
March 12, 2020
We have served as the Company's auditor since 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ARC Document Solutions, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ARC Document Solutions, Inc. and Subsidiaries (collectively the "Company") as of December 31, 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. The Company’s contracts with customers include CDIM, AIM, and Equipment and Supplies agreements. The Company’s MPS revenue stream is accounted for as operating leases. The revenue streams of the Company result in a high volume of transactions. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

a.We tested the effectiveness of internal controls related to the transfer of goods or services and consideration the Company expects to receive in exchange for those products or services.
b.We selected a sample of customer agreements and performed the following procedures:
i.Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
ii.Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
iii.Verified proper transfer of control and recognition of revenue for each selection.
c.We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the financial statements.

Goodwill Impairment— Refer to Note 3 to the Financial Statements

Critical Audit Matter Description

The Company performs an annual impairment assessment of its goodwill as of September 30, 2020, or more frequently if events or circumstances indicate that assets might be impaired. Each impairment assessment may be qualitative or quantitative. Goodwill was valued at $121 million as of December 31, 2020.

Auditing the valuation of goodwill involved complex judgment due to the significant estimation required in determining the fair value of the related reporting units with goodwill. Specifically, the fair value estimates were sensitive to significant assumptions about future market and economic conditions. Significant assumptions used in the Company’s fair value estimates included revenue growth rates and EBITDA margins, discount rates, and future market conditions, among others.

Given these factors and assumptions are forward-looking and could be affected by future economic and market conditions, the related audit effort to evaluate management’s goodwill valuation was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s goodwill impairment analysis included the following:

a.We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s annual impairment assessments for goodwill
b.We tested management’s risk assessment process to determine whether to perform a quantitative or qualitative assessment
c.For impairment assessments of reporting units with goodwill, we also tested controls over the determination of the carrying value of the reporting units
d.We tested the estimated fair values of the goodwill by performing the following:
i.Compared significant judgmental inputs to observable third party sources
ii.We involved our specialists to assist in our evaluation of certain significant assumptions used in the Company’s impairment analysis
iii.We performed sensitivity analyses over the revenue growth rate and operating margin assumptions
We also assessed the Company’s disclosure of its annual impairment assessments included in Note 3.

We have served as the Company's auditor since 2020.

ArmaninoLLP
        San Francisco, California

February 24, 2021

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$54,950	$29,425
Accounts receivable, net of allowances for accounts receivable of $2,357 and $2,099	36,279	51,432
Inventories, net	9,474	13,936
Prepaid expenses	4,065	4,783
Other current assets	3,979	6,807
Total current assets	108,747	106,383
Property and equipment, net of accumulated depreciation of $219,834 and $210,849	57,830	70,334
Right-of-use assets from operating leases	37,859	41,238
Goodwill	121,051	121,051
Other intangible assets, net	515	1,996
Deferred income taxes, net	17,261	19,755
Other assets	2,175	2,400
Total assets	$345,438	$363,157
Liabilities and Equity
Current liabilities:
Accounts payable	$18,661	$23,231
Accrued payroll and payroll-related expenses	10,088	14,569
Accrued expenses	17,783	20,440
Current operating lease liabilities	12,158	11,060
Current portion of long-term debt and finance leases	17,557	17,075
Total current liabilities	76,247	86,375
Long-term operating lease liabilities	33,561	37,260
Long-term debt and finance leases	79,679	89,082
Other long-term liabilities	1,615	400
Total liabilities	191,102	213,117
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 49,422 and 49,189 shares issued and 42,792 and 45,228 shares outstanding	49	49
Additional paid-in capital	127,755	126,117
Retained earnings	37,308	31,969
Accumulated other comprehensive loss	(2,787)	(3,357)
	162,325	154,778
Less cost of common stock in treasury, 6,630 and 3,960 shares	14,657	11,410
Total ARC Document Solutions, Inc. stockholders’ equity	147,668	143,368
Noncontrolling interest	6,668	6,672
Total equity	154,336	150,040
Total liabilities and equity	$345,438	$363,157
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019
Service sales	$267,159	$342,912
Equipment and supplies sales	22,308	39,503
Total net sales	289,467	382,415
Cost of sales	196,558	257,246
Gross profit	92,909	125,169
Selling, general and administrative expenses	79,016	107,260
Amortization of intangible assets	1,500	3,141
Restructuring expense	—	660
Income from operations	12,393	14,108
Other income, net	(57)	(71)
Loss on extinguishment and modification of debt	—	389
Interest expense, net	3,908	5,226
Income before income tax provision	8,542	8,564
Income tax provision	2,749	5,724
Net income	5,793	2,840
Loss attributable to noncontrolling interest	395	175
Net income attributable to ARC Document Solutions, Inc. shareholders	$6,188	$3,015

Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.14	$0.07
Diluted	$0.14	$0.07
Weighted average common shares outstanding:
Basic	42,925	44,997
Diluted	43,021	45,083
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2020	2019
Net income	$5,793	$2,840
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	961	(192)
Other comprehensive income (loss), net of tax	961	(192)
Comprehensive income	6,754	2,648
Comprehensive loss attributable to noncontrolling interest	(4)	(361)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$6,758	$3,009
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2018	48,492	$48	$123,525	$29,397	$(3,351)	$(9,350)	$7,033	$147,302
Stock-based compensation	607	1	2,459					2,460
Issuance of common stock under Employee Stock Purchase Plan	90		133					133
Treasury shares						(2,060)		(2,060)
Common stock cash dividends				(443)				(443)
Comprehensive income				3,015	(6)		(361)	2,648
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
Stock-based compensation	140		1,571					1,571
Issuance of common stock under Employee Stock Purchase Plan	93		67					67
Treasury shares						(3,247)		(3,247)
Common stock cash dividends				(849)				(849)
Comprehensive income				6,188	570		(4)	6,754
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net income	$5,793	$2,840
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	932	590
Depreciation	28,860	28,763
Amortization of intangible assets	1,500	3,141
Amortization of deferred financing costs	65	208
Stock-based compensation	1,571	2,459
Deferred income taxes	2,697	5,157
Deferred tax valuation allowance	(170)	51
Restructuring expense, non-cash portion	—	148
Loss on extinguishment and modification of debt	—	389
Other non-cash items, net	1	(444)
Changes in operating assets and liabilities:
Accounts receivable	14,414	6,119
Inventory	4,566	2,791
Prepaid expenses and other assets	14,727	11,828
Accounts payable and accrued expenses	(20,478)	(11,259)
Net cash provided by operating activities	54,478	52,781
Cash flows from investing activities
Capital expenditures	(6,440)	(12,885)
Other	512	641
Net cash used in investing activities	(5,928)	(12,244)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	67	133
Share repurchases	(3,247)	(2,060)
Contingent consideration on prior acquisitions	—	(3)
Payments on long-term debt agreements and finance leases	(14,935)	(71,657)
Borrowings under revolving credit facilities	60,000	71,250
Payments under revolving credit facilities	(65,000)	(38,000)
Payment of deferred financing costs	—	(96)
Dividends paid	(870)	—
Net cash used in financing activities	(23,985)	(40,433)
Effect of foreign currency translation on cash balances	960	(112)
Net change in cash and cash equivalents	25,525	(8)
Cash and cash equivalents at beginning of period	29,425	29,433
Cash and cash equivalents at end of period	$54,950	$29,425
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,567	$5,151
Income taxes (received) paid, net	$(31)	$522
Noncash financing activities:
Finance lease obligations incurred	$10,192	$17,057
Operating lease obligations incurred	$7,530	$6,728
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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, Australia, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s joint venture in China, held $14.9 million and $12.7 million of the Company’s cash and cash equivalents as of December 31, 2020 and 2019, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2% of net sales during 2020 and 2019.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 32% and 34% for 2020 and 2019, respectively.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers would be absorbed from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.
Purchases from the Company’s three largest vendors during 2020 and 2019 comprised approximately 53% and 41% respectively, of the Company’s total purchases of inventory and supplies.

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

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2020
Allowance for accounts receivable	$2,099	$932	$(674)	$2,357
Year ended December 31, 2019
Allowance for accounts receivable	$2,016	$590	$(507)	$2,099
 (1) Deductions represent uncollectible accounts written-off net of recoveries.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or net realizable value. Inventories primarily consist of reprographics materials for use and resale, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of sales. As of December 31, 2020 and 2019, the reserves for inventory obsolescence was $0.8 million and $0.9 million, respectively.
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

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company has a $2.1 million valuation allowance against certain deferred tax assets as of December 31, 2020.
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
Property and Equipment, net
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

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4, Property and Equipment, Net) includes $1.4 million and $1.3 million of capitalized software development costs as of December 31, 2020 and 2019, net of accumulated amortization of $21.6 million and $20.7 million as of December 31, 2020 and 2019, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.9 million and $1.0 million, during the years ended December 31, 2020 and 2019, respectively.
Software development costs for products intended to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. Technological feasibility is established when a product design and working model have been completed and the completeness of the working model and its consistency with the product design have been confirmed by testing. To date, the establishment of technological feasibility of the Company’s products and general release of such software have substantially coincided.
Software development costs for software to be sold, leased, or otherwise marketed are expensed as incurred until the establishment of technological feasibility, at which time those costs are capitalized until the product is available for general release to customers and amortized over the estimated life of the product. Technological feasibility is established upon the completion of a working prototype that has been certified as having no critical bugs and is a release candidate. To date, costs and time incurred between the establishment of technological feasibility and product release have not been material, and all software development costs have been charged to research and development expense in our consolidated statements of comprehensive income (loss).
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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2020 or 2019.

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
The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgement and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic. The Company has evaluated numerous factors disrupting its business and made significant assumptions which include the severity and duration of the business disruption, the timing and degree of economic recovery and the combined effect of these assumptions on the Company's future operating results and cash flows.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement ("Credit Agreement"). At December 31, 2020 and 2019, the Company had less than $0.1 million in unamortized deferred financing costs. The Company extinguished its term loan in December of 2019. See Note 5, Long-Term Debt, for additional information.

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $13.2 million and $9.3 million as of December 31, 2020 and 2019, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and finance leases: The carrying amount of the Company’s finance leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2020 for borrowings under its Credit Agreement is $55.0 million. The Company has determined that borrowings under its Credit Agreement of $55.0 million as of December 31, 2020 approximates its fair value.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2020	2019
Service Sales
CDIM	$175,532	$205,536
MPS	79,321	123,279
AIM	12,306	14,097
Total services sales	267,159	342,912
Equipment and Supplies Sales	22,308	39,503
Total net sales	$289,467	$382,415

CDIM consists of professional services and software services to (i) re-produce and distribute large-format and small-format documents in either black & white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially, all of the Company’s revenue from CDIM comes from professional services to re-produce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
MPS consists of placement, management, and optimization of print and imaging equipment in the customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and shifts their costs to a “per-use” basis. MPS is supported by the Company's hosted proprietary technology, Abacus®, which allows customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Upon the issuance of ASC 842, Leases, the Company concluded that certain of its MPS arrangements, which had previously been accounted for as service revenue under ASC 606, Revenue from Contracts with Customers, are accounted for as operating leases under ASC 842. The pattern of revenue recognition for the Company's MPS revenue has remained substantially unchanged following the adoption of ASC 842. See Note 7, Leasing, for additional information.
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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $9.9 million and $11.1 million for 2020 and 2019, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 2% of the Company’s consolidated revenues during the years ended December 31, 2020 and 2019.
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

	Year Ended December 31,
	2020			2019
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$253,179	$36,288	$289,467	$329,372	$53,043	$382,415
Property and equipment, net	$51,058	$6,772	$57,830	$63,458	$6,876	$70,334
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $0.7 million and $1.8 million during 2020 and 2019, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2020 and 2019, was $1.6 million and $2.5 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified along with other income tax cash flows as an operating activity.
The weighted average fair value at the grant date for options issued in 2020 and 2019, was $0.60 and $1.30, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2020 and 2019:

	Year Ended December 31,
	2020	2019
Weighted average assumptions used:
Risk free interest rate	1.5%	2.5%
Expected volatility	52.2%	54.8%
Expected dividend yield	1.2%	—%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2020 and 2019, was 6.7 years.
For fiscal years 2020 and 2019, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. Since inception the Company had never paid out dividends and did not plan to issue dividends until the fourth quarter of 2019. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2020, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $1.2 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.
For additional information, see Note 9, Employee Stock Purchase Plan and Stock Plan.
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $7.0 million and $9.3 million, during 2020 and 2019, respectively.
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
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 5.2 million and 4.8 million common shares excluded from the calculation of diluted net income attributable to ARC per common share as their effect would have been anti-dilutive for 2020 and 2019, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2020 and 2019:

	Year Ended December 31,
	2020	2019
Weighted average common shares outstanding during the period — basic	42,925	44,997
Effect of dilutive stock awards	96	86
Weighted average common shares outstanding during the period — diluted	43,021	45,083

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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company's goodwill impairment analysis in 2020 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2021, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The carrying amount of goodwill from January 1, 2019 through December 31, 2020 is summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2019	$405,558	$284,507	$121,051
December 31, 2019	$405,558	$284,507	$121,051
December 31, 2020	$405,558	$284,507	$121,051

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2020 and concluded that there was no impairment.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2020 and 2019 which continue to be amortized:

	December 31, 2020			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,425	$99,191	$234	$99,127	$97,430	$1,697
Trade names and trademarks	20,325	20,044	281	20,279	19,980	299
	$119,750	$119,235	$515	$119,406	$117,410	$1,996

Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2021	$179
2022	102
2023	44
2024	42
2025	38
Thereafter	110
$515
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2020	2019
Machinery and equipment	$252,613	$256,249
Buildings and leasehold improvements	22,397	22,050
Furniture and fixtures	2,654	2,884
	277,664	281,183
Less accumulated depreciation	(219,834)	(210,849)
	$57,830	$70,334
Depreciation expense was $28.9 million and $28.8 million for 2020 and 2019, respectively.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2020	2019
Revolving Loans; 2.2% and 3.6% interest rate at December 31, 2020 and 2019	55,000	60,000
Various finance leases; weighted average interest rate of 4.9% at December 31, 2020 and 2019; principal and interest payable monthly through September 2026	42,236	46,157
	97,236	106,157
Less current portion	(17,557)	(17,075)
	$79,679	$89,082
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
As of December 31, 2020, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $22.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $55.0 million.
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
The Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants during the year ended December 31, 2020.
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
The amendment allows for payment of dividends. In December 2020, the Company's Board of Directors declared a quarterly cash dividend of $0.01 per share that is payable on February 26, 2021 to shareholders of record as of January 29, 2021. Accordingly, the Company recorded a dividend payable of $422 thousand within accrued expenses as of December 31, 2020.
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
6. COMMITMENTS AND CONTINGENCIES
The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of the Company’s future minimum operating lease payments as of December 31, 2020.
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
The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2020, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
The tables below present financial information associated with the Company's leases as of, and the years ended, December 31, 2020 and December 31, 2019.

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Right-of-use assets from operating leases	$37,859	$41,238
Finance lease assets	Property and equipment	85,205	85,914
	Less accumulated depreciation	(50,550)	(43,166)
	Property and equipment, net	34,655	42,748
Total lease assets		$72,514	$83,986

Liabilities
Current
Operating	Current portion of operating lease liabilities	$12,158	$11,060
Finance	Current portion of long-term finance leases	17,557	17,075
Long-term
Operating	Long-term portion of operating lease liabilities	33,561	37,260
Finance	Long-term portion of finance leases	24,679	29,082
Total lease liabilities		$87,955	$94,477

	Classification	Year Ended
		December 31, 2020	December 31, 2019
Operating lease cost	Cost of sales	$14,341	$16,436
	Selling, general and administrative expenses	3,601	3,381
Total operating lease cost (1)(2)		$17,942	$19,817

Finance lease cost
Amortization of leased assets	Cost of sales	$18,426	$18,314
	Selling, general and administrative expenses	329	246
Interest on lease liabilities	Interest expense, net	2,571	2,353
Total finance lease cost		21,326	20,913
Total lease cost		$39,268	$40,730
(1) Includes variable lease costs and short-term lease costs of $2,774 and $340, respectively for the year ended December 31, 2020.
(2) Includes variable lease costs and short-term lease costs of $2,893 and $433, respectively for the year ended December 31, 2019.

Maturity of lease liabilities (as of December 31, 2020)	Operating Leases(1) (2)	Finance Leases(3)
2021	$14,338	$19,187
2022	10,793	13,104
2023	8,812	8,277
2024	6,312	3,875
2025	4,784	684
Thereafter	7,588	7
Total	52,627	45,134
Less amount representing interest	6,908	2,898
Present value of lease liability	$45,719	$42,236

(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of December 31, 2020. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million during 2020. In the table above, annual rental payments of $0.5 million for related parties are included in 2021 through 2023.

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

(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million during 2019. In the table above, annual rental payments of $0.5 million for related parties are included in 2020 through 2023.

(3) The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

	December 31, 2020	December 31, 2019
Weighted average remaining lease term (years)
Operating leases	5.0	5.5
Finance leases	2.9	3.2

Weighted average discount rate
Operating leases	5.8%	5.9%
Finance leases	4.9%	4.9%

Other information	Year Ended December 31, 2020	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$12,842	$15,415
Operating cash flows from finance leases	$1,849	$2,373
Financing cash flows from finance leases	$14,935	$18,407
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
MPS revenue includes $72.9 million of rental income and $6.4 million of service income for the year ended December 31, 2020. MPS revenue includes $114.7 million of rental income and $8.6 million of service income for the year ended December 31, 2019. The Company's property and equipment, net of accumulated depreciation, includes approximately $35 million and $40 million of equipment subject to leases with customers under the Company's MPS arrangements for the years ended December 31, 2020 and December 31, 2019, respectively. Following termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.

8. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2020 and 2019:

	Year Ended December 31,
	2020	2019
Current:
Federal	$(45)	$(45)
State	59	187
Foreign	208	354
	222	496
Deferred:
Federal	2,089	3,680
State	330	1,606
Foreign	108	(58)
	2,527	5,228
Income tax provision	$2,749	$5,724
The Company's foreign earnings before taxes were $0.9 million and $0.7 million for 2020 and 2019, respectively.
The Company’s US earnings before taxes were $7.6 million and $7.9 million for 2020 and 2019, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2020	2019
Deferred tax assets:
Financial statement accruals not currently deductible	$2,113	$2,047
Social security tax deferral	699	—
Accrued vacation	678	849
Deferred revenue, net	42	84
Fixed assets	3,595	3,637
Right of use operating lease liabilities	12,154	12,025
Goodwill and other identifiable intangibles	4,521	7,297
Stock-based compensation	2,850	2,952
Federal tax net operating loss carryforward	16,718	16,914
State tax net operating loss carryforward, net	5,765	5,803
Foreign tax net operating loss carryforward	659	602
Tax credits, net	1,681	1,726
Gross deferred tax assets	51,475	53,936
Less: valuation allowance	(2,092)	(2,254)
Net deferred tax assets	$49,383	$51,682

Deferred tax liabilities:
Goodwill	$(22,394)	$(21,705)
Right of use assets	(9,728)	(10,222)
Net deferred tax assets	$17,261	$19,755

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2020	2019
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	6	7
Foreign taxes	2	2
Valuation allowance	(2)	1
Non-deductible expenses and other	1	2
Section 162(m) limitation	1	3
Stock based compensation	4	29
Discrete items for federal, state and foreign taxes	(2)	1
Global intangible low taxed income	1	1
Effective income tax rate	32%	67%

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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.1 million valuation allowance against certain deferred tax assets as of December 31, 2020.
Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2020 are considered more likely than not to be realized. The valuation allowance of $2.1 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
As of December 31, 2020, the Company had approximately $79.6 million of consolidated federal, $93.2 million of state and $3.7 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. Certain federal net operating loss carryforwards will begin to expire in varying amounts between 2031 and 2037. Certain state net operating loss carryforwards will begin to expire in varying amounts between 2020 and 2041. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2022. As of December 31, 2020, the Company had approximately $2.0 million of foreign and certain state tax credit carryforwards which will begin to expire in varying amounts between 2023 and 2024.

The Company and some of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.
There were no unrecognized tax benefits as of and for the years ended December 31, 2020 or 2019. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2020 and 2019, no interest or penalties were required to be recognized related to unrecognized tax benefits.
9. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2020 and 2019, was $11 thousand and $23 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2020	2019
Shares purchased	93	90
Average price per share	$0.72	$1.51
Stock Plan
The Company's Stock Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards to employees, directors and consultants of the Company. The Company's Stock Plan authorizes the Company to issue up to 7.0 million shares of common stock. At December 31, 2020, 1.5 million shares remain available for issuance under the Stock Plan.
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
During 2020 and 2019, the Company granted options to acquire a total of 535 thousand shares and 747 thousand shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2018	5,257	$4.95
Granted	747	$2.30
Exercised	—	$—
Forfeited/Canceled	(1,097)	$7.11
Outstanding at December 31, 2019	4,907	$4.06
Granted	535	$1.27
Exercised	—	$—
Forfeited/Canceled	(230)	$4.31
Outstanding at December 31, 2020	5,212	$3.77	4.87	$126
Vested or expected to vest at December 31, 2020	5,212	$3.77	4.87	$126
Exercisable at December 31, 2020	4,017	$4.33	3.83	$6
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2020. This amount changes based on the fair market value of the common stock. There were no options exercised during the years ended 2020 and 2019.

A summary of the Company’s non-vested stock options as of December 31, 2020, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value per Share
Non-vested at December 31, 2019	1,246	$1.44
Granted	535	$0.60
Vested	(560)	$1.62
Forfeited/Canceled	(26)	$1.12
Non-vested at December 31, 2020	1,195	$0.99
The following table summarizes certain information concerning outstanding options at December 31, 2020:

Range of Exercise Price per Share	Options Outstanding at December 31, 2020
$1.14 – $2.70	3,012
$3.65 – $4.75	828
$5.37 – $7.19	916
$8.66 – $9.09	456
$1.14 – $9.09	5,212
Restricted Stock
In 2020, the Company granted 35 thousand shares of restricted stock to each of the Company's four non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
In 2019, the Company granted 450 thousand shares of restricted stock to certain key employees at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The granted restricted stock vest annually over three years from the grant date. In addition, the Company granted approximately 26 thousand shares of restricted stock to each of the Company's six non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.

A summary of the Company’s non-vested restricted stock as of December 31, 2020, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value per Share
Non-vested at December 31, 2019	926	$2.69
Granted	140	$0.70
Vested	(517)	$2.87
Forfeited/Canceled	—	$—
Non-vested at December 31, 2020	549	$2.02
The total fair value of restricted stock awards vested during the years ended December 31, 2020 and 2019 was $0.5 million and $1.0 million, respectively.
10. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.3 million and $0.5 million annually during 2020 and 2019, respectively.

11. FAIR VALUE MEASUREMENTS
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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2020 and 2019:

	Significant Other Unobservable Inputs
	December 31, 2020		December 31, 2019
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$—	$121,051	$—