Form 10-Q
period 2021-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2021-08-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,298,103 as of July 27, 2021.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2021

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$52,372	$54,950
Accounts receivable, net of allowances for accounts receivable of $2,246 and $2,357	38,222	36,279
Inventory	9,287	9,474
Prepaid expenses	4,669	4,065
Other current assets	3,287	3,979
Total current assets	107,837	108,747
Property and equipment, net of accumulated depreciation of $226,453 and $219,834	48,961	57,830
Right-of-use assets from operating leases	33,993	37,859
Goodwill	121,051	121,051
Other intangible assets, net	392	515
Deferred income taxes	15,749	17,261
Other assets	2,267	2,175
Total assets	$330,250	$345,438
Liabilities and Equity
Current liabilities:
Accounts payable	$20,057	$18,661
Accrued payroll and payroll-related expenses	12,160	10,088
Accrued expenses	16,288	17,783
Current operating lease liability	11,039	12,158
Current portion of finance leases	15,514	17,557
Total current liabilities	75,058	76,247
Long-term operating lease liabilities	29,694	33,561
Long-term debt and finance leases	68,132	79,679
Other long-term liabilities	1,571	1,615
Total liabilities	174,455	191,102
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 50,403 and 49,422 shares issued and 43,298 and 42,792 shares outstanding	50	49
Additional paid-in capital	128,524	127,755
Retained earnings	38,982	37,308
Accumulated other comprehensive loss	(2,535)	(2,787)
	165,021	162,325
Less cost of common stock in treasury, 7,105 and 6,630 shares	15,682	14,657
Total ARC Document Solutions, Inc. shareholders’ equity	149,339	147,668
Noncontrolling interest	6,456	6,668
Total equity	155,795	154,336
Total liabilities and equity	$330,250	$345,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales	$68,799	$64,319	$130,529	$152,744
Cost of sales	46,007	43,874	88,950	104,702
Gross profit	22,792	20,445	41,579	48,042
Selling, general and administrative expenses	18,549	17,292	35,544	41,630
Amortization of intangible assets	56	471	131	1,068
Income from operations	4,187	2,682	5,904	5,344
Other income, net	(12)	(17)	(23)	(33)
Interest expense, net	576	1,131	1,196	2,240
Income before income tax provision	3,623	1,568	4,731	3,137
Income tax provision	1,155	148	1,651	1,255
Net income	2,468	1,420	3,080	1,882
Loss attributable to the noncontrolling interest	106	41	283	262
Net income attributable to ARC Document Solutions, Inc. shareholders	$2,574	$1,461	$3,363	$2,144
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.03	$0.08	$0.05
Diluted	$0.06	$0.03	$0.08	$0.05
Weighted average common shares outstanding:
Basic	42,304	42,672	42,284	43,154
Diluted	42,597	42,767	42,613	43,277
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income	$2,468	$1,420	$3,080	$1,882
Other comprehensive income (loss), net of tax
Foreign currency translation adjustments, net of tax	244	385	323	(589)
Other comprehensive income (loss), net of tax	244	385	323	(589)
Comprehensive income	2,712	1,805	3,403	1,293
Comprehensive loss attributable to noncontrolling interest, net of tax	(35)	(6)	(212)	(360)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$2,747	$1,811	$3,615	$1,653
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss)/Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2020	49,517	$50	$126,641	$32,225	$(4,198)	$(13,842)	$6,318	$147,194
Stock-based compensation	343	—	416					416
Issuance of common stock under Employee Stock Purchase Plan	31		20					20
Comprehensive income (loss)				1,461	350		(6)	1,805
Balance at June 30, 2020	49,891	$50	$127,077	$33,686	$(3,848)	$(13,842)	$6,312	$149,435

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss)/Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2021	49,433	$49	$128,108	$37,250	$(2,708)	$(14,813)	$6,491	$154,377
Stock-based compensation	963	1	404					405
Issuance of common stock under Employee Stock Purchase Plan	7		12					12
Treasury shares						(869)		(869)
Cash dividends - common stock ($0.02 per share)				(842)				(842)
Comprehensive income (loss)				2,574	173		(35)	2,712
Balance at June 30, 2021	50,403	$50	$128,524	$38,982	$(2,535)	$(15,682)	$6,456	$155,795

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
Stock-based compensation	643	1	920					921
Issuance of common stock under Employee Stock Purchase Plan	59		40					40
Treasury shares						(2,432)		(2,432)
Cash dividends - common stock ($0.01 per share)				(427)				(427)
Comprehensive income (loss)				2,144	(491)		(360)	1,293
Balance at June 30, 2020	49,891	$50	$127,077	$33,686	$(3,848)	$(13,842)	$6,312	$149,435

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss)/Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation	963	1	743					744
Issuance of common stock under Employee Stock Purchase Plan	18		26					26
Treasury shares						(1,025)		(1,025)
Cash dividends - common stock ($0.02 per share)				(1,689)				(1,689)
Comprehensive income (loss)				3,363	252		(212)	3,403
Balance at June 30, 2021	50,403	$50	$128,524	$38,982	$(2,535)	$(15,682)	$6,456	$155,795
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$3,080	$1,882
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	6	517
Depreciation	12,768	14,464
Amortization of intangible assets	131	1,068
Amortization of deferred financing costs	32	32
Stock-based compensation	743	920
Deferred income taxes	1,434	1,244
Deferred tax valuation allowance	103	(28)
Other non-cash items, net	(79)	(32)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,859)	8,166
Inventory	214	1,942
Prepaid expenses and other assets	5,323	7,011
Accounts payable and accrued expenses	(5,007)	(10,931)
Net cash provided by operating activities	16,889	26,255
Cash flows from investing activities
Capital expenditures	(1,554)	(2,581)
Other	220	80
Net cash used in investing activities	(1,334)	(2,501)
Cash flows from financing activities
Proceeds from issuance of common stock under Employee Stock Purchase Plan	26	40
Share repurchases	(1,025)	(2,432)
Payments on finance leases	(9,565)	(6,300)
Borrowings under revolving credit facilities	38,750	40,000
Payments under revolving credit facilities	(45,000)	(25,000)
Payment of deferred financing costs	(281)	—
Dividends paid	(1,269)	(870)
Net cash (used in) provided by financing activities	(18,364)	5,438
Effect of foreign currency translation on cash balances	231	(186)
Net change in cash and cash equivalents	(2,578)	29,006
Cash and cash equivalents at beginning of period	54,950	29,425
Cash and cash equivalents at end of period	$52,372	$58,431
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$2,094	$8,078
Operating lease obligations incurred	$1,198	$3,644
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
CDIM	$43,089	$41,070	$80,523	$90,230
MPS(1)	18,005	16,233	35,340	43,541
AIM	3,286	2,653	6,310	6,253
Equipment and supplies sales	4,419	4,363	8,356	12,720
Net sales	$68,799	$64,319	$130,529	$152,744
(1) MPS includes $16.5 million of rental income and $1.5 million of service income for the three months ended June 30, 2021 and $32.3 million of rental income and $3.0 million of service income for the six months ended June 30, 2021. MPS includes $14.7 million of rental income and $1.5 million of service income for the three months ended June 30, 2020 and $40.1 million of rental income and $3.4 million of service income for the six months ended June 30, 2020.

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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2021, 5.0 million shares of common stock were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and six months ended June 30, 2020, 5.2 million shares of common stock were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average common shares outstanding during the period—basic	42,304	42,672	42,284	43,154
Effect of dilutive stock awards	293	95	329	123
Weighted average common shares outstanding during the period—diluted	42,597	42,767	42,613	43,277

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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2020 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2021, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2020 through June 30, 2021.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2021 and December 31, 2020 which continue to be amortized:

	June 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,539	$99,413	$126	$99,425	$99,191	$234
Trade names and trademarks	20,335	20,069	266	20,325	20,044	281
	$119,874	$119,482	$392	$119,750	$119,235	$515
Estimated future amortization expense of other intangible assets for the remainder of the 2021 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2021 (excluding the six months ended June 30, 2021)	$67
2022	103
2023	44
2024	42
2025	38
Thereafter	98
$392
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.2 million and $1.7 million in relation to pretax income of $3.6 million and $4.7 million for the three and six months ended June 30, 2021, respectively, which resulted in an effective income tax rate of 31.9% and 34.9%, respectively, primarily impacted by certain stock-based compensation, change in valuation allowances against certain deferred tax assets and non-deductible expenses. The Company recorded an income tax provision of $0.1 million and $1.3 million in relation to pretax income of $1.6 million and $3.1 million for the three and six months ended June 30, 2020, respectively, which resulted in an effective income tax rate of 9.4% and 40.0%, respectively, primarily due to certain stock-based compensation, a change in valuations allowances against certain deferred tax assets, and non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2021.
Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2021 are considered more likely than not to be realized. The valuation allowance of $2.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Revolving Loans; 1.6% and 2.2% interest rate at June 30, 2021 and December 31, 2020	$48,750	$55,000
Various finance leases; weighted average interest rate of 4.9% at June 30, 2021 and December 31, 2020; principal and interest payable monthly through December 2026	34,896	42,236
	83,646	97,236
Less current portion	(15,514)	(17,557)
	$68,132	$79,679
Credit Agreement
On April 22, 2021, the Company entered into a Credit Agreement with U.S. Bank National Association, as administrative agent and the lender party thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the Credit Agreement dated as of November 20, 2014, as amended (the "2014 Credit Agreement"). The 2021 Credit Agreement features terms similar to the 2014 Credit Agreement, including the ability to use excess cash of up to $15 million per year for restricted payments such as share repurchases and dividends. The obligation under the 2021 Credit Agreement matures on April 22, 2026.
As of June 30, 2021, the Company's borrowing availability of revolving loans under the revolving loan commitment was $19.1 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $48.8 million.
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
The Company pays certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.
Subject to certain exceptions, including, in certain circumstances, reinvestment rights, the loans extended under the Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the 2021 Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events of the Company.
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2021.

The 2021 Credit Agreement also includes certain tests the Company is required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the 2021 Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. When calculating the fixed charge coverage ratio, the Company may exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve-month period.
The 2021 Credit Agreement allows for payment of dividends. In April 2021, the Company's board of directors declared a quarterly cash dividend of $0.02 per share that is payable on August 31, 2021 to shareholders of record as of July 30, 2021. Accordingly, the Company recorded a dividend payable of $842 thousand within accrued expenses as of June 30, 2021.
The 2021 Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.
The obligations of the Company’s subsidiary that is the borrower under the 2021 Credit Agreement are guaranteed by the Company and each of the Company's other United States subsidiaries. The 2021 Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the credit facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of the borrower’s, the Company’s and each guarantor’s assets (subject to certain exceptions).
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2021, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
7. Stock-Based Compensation
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company is authorized to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2021, 2.6 million shares remained available for issuance under the 2021 Incentive Plan.
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

During the six months ended June 30, 2021, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the six months ended June 30, 2021, the Company granted 0.9 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.
Stock-based compensation expense was $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively compared to stock-based compensation expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2020, respectively.
As of June 30, 2021, total unrecognized compensation cost related to unvested stock-based payments totaled $3.2 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.
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
As of June 30, 2021, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $13.5 million as of June 30, 2021 and $13.2 million as of December 31, 2020 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2021 for borrowings under its 2021 Credit Agreement is $48.8 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $48.8 million as of June 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 67% of our net sales for the six months ended June 30, 2021, with the remaining 33% consisting of sales to businesses outside of the AEC/O industry.
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

COVID-19 Pandemic
The global spread of the novel coronavirus (COVID-19) has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant prolonged uncertainty in the global economy and has negatively affected our business, employees, suppliers, and customers. While our sales during the second quarter of 2021 increased as the negative effects of the recent pandemic began to subside with increasing economic activity compared to the same period in 2020, there is still uncertainty regarding COVID-19 variants, including but not limited to the Delta variant. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Given the ongoing economic uncertainty resulting from the COVID-19 pandemic, we have taken actions to improve our current liquidity position, including reducing working capital, postponing capital expenditures, reducing operating costs, initiating workforce reductions, and substantially reducing discretionary spending.
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

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2021(1)	2020(1)	$	%	2021(1)	2020(1)	$	%
CDIM	$43.1	$41.1	$2.0	4.9%	$80.5	$90.2	$(9.7)	(10.8)%
MPS	18.0	16.2	1.8	10.9%	35.3	43.5	(8.2)	(18.8)%
AIM	3.3	2.7	0.6	23.9%	6.3	6.3	0.1	0.9%
Equipment and supplies sales	4.4	4.4	0.1	1.3%	8.4	12.7	(4.4)	(34.3)%
Total net sales	$68.8	$64.3	$4.5	7.0%	$130.5	$152.7	$(22.2)	(14.5)%

Gross profit	$22.8	$20.4	$2.3	11.5%	$41.6	$48.0	$(6.5)	(13.5)%
Selling, general and administrative expenses	$18.5	$17.3	$1.3	7.3%	$35.5	$41.6	$(6.1)	(14.6)%
Amortization of intangible assets	$0.1	$0.5	$(0.4)	(88.1)%	$0.1	$1.1	$(0.9)	(87.7)%
Interest expense, net	$0.6	$1.1	$(0.6)	(49.1)%	$1.2	$2.2	$(1.0)	(46.6)%
Income tax provision	$1.2	$0.1	$1.0	680.4%	$1.7	$1.3	$0.4	31.6%
Net income attributable to ARC	$2.6	$1.5	$1.1	76.2%	$3.4	$2.1	$1.2	56.9%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$2.6	$1.2	$1.4	116.4%	$3.6	$2.4	$1.2	48.2%
EBITDA (2)	$10.7	$10.3	$0.4	4.0%	$19.1	$21.2	$(2.1)	(9.7)%
Adjusted EBITDA (2)	$11.1	$10.7	$0.4	3.7%	$19.9	$22.1	$(2.2)	(10.1)%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" on pg. 25 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2021 (1)	2020	2021 (1)	2020(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.9	68.2	68.1	68.5
Gross profit	33.1	31.8	31.9	31.5
Selling, general and administrative expenses	27.0	26.9	27.2	27.3
Amortization of intangible assets	0.1	0.7	0.1	0.7
Income from operations	6.1	4.2	4.5	3.5
Interest expense, net	0.8	1.8	0.9	1.5
Income before income tax provision	5.3	2.4	3.6	2.1
Income tax provision	1.7	0.2	1.3	0.8
Net income	3.6	2.2	2.4	1.2
Loss attributable to the noncontrolling interest	0.2	0.1	0.2	0.2
Net income attributable to ARC	3.7%	2.3%	2.6%	1.4%
Non-GAAP (2)
EBITDA (2)	15.5%	16.0%	14.6%	13.9%
Adjusted EBITDA (2)	16.1%	16.6%	15.2%	14.5%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" on pg. 25 for additional information.

Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Net Sales
Net sales for the three months ended June 30, 2021 increased 7.0% compared to the same period in 2020. The increase in net sales in the second quarter of 2021 is primarily due to increasing year-over-year economic activity as the negative effects of the COVID-19 pandemic began to subside. Sales in the second quarter also benefited from targeted marketing of services to address the changing graphic printing and scanning needs of customers.
Net sales for the six months ended June 30, 2021 decreased 14.5% compared to the same period in 2020. The decrease in net sales is primarily due to stronger pre-pandemic results during the three months ended March 31, 2020, which are included in the comparative period.
CDIM. Year-over-year sales of CDIM services increased $2.0 million, or 4.9% for the three months ended June 30, 2021 compared to the same period in 2020. Year-over-year sales of CDIM services decreased $9.7 million or 10.8% for the six months ended June 30, 2021 compared to the same period in 2020. CDIM services represented 63% and 62% of total net sales for the three and six months ended June 30, 2021, respectively, compared to 64% and 59% for the three and six months ended June 30, 2020, respectively. The impact of the COVID-19 pandemic on sales from CDIM was not as pronounced as it was on other parts of our business due to the changes we made in 2019 and 2020 to expand our products and services beyond the construction vertical ("Expanded Offerrings") and to reconfigure our sales and marketing functions. During the second quarter of 2021, sales increases were due to increased sales of our Expanded Offerings, as well as increased demand from businesses re-openings, and the increase in general economic activity for the period.
MPS. Year-over-year sales of MPS services for the three months ended June 30, 2021 increased $1.8 million, or 10.9%. MPS sales increased as work from home directives ended for some of our customers, which in turn, lead to increased demand for our services performed on site.
Year-over year sales of MPS services for the six months ended June 30, 2021 decreased $8.2 million or 18.8%. The decline during the six months ended June 30, 2021, was primarily caused by employer work-from-home directives issued in 2020 that significantly reduced the volume of printing done in our customers' offices. MPS engagements on construction job sites continued to operate, and many customers have required minimums that helped mitigate the drop in print volumes.
MPS sales represented approximately 26% and 27% of total net sales for the three and six months ended June 30, 2021, respectively, compared to 25% and 29% for the three and six months ended June 30, 2020.
The number of MPS locations have declined slightly year over year to approximately 10,780 as of June 30, 2021, representing a net decrease of approximately 165 locations compared to June 30, 2020.
AIM. Year-over-year sales of AIM services increased $0.6 million, or 23.9%, and $0.1 million or 0.9% for the three and six months ended June 30, 2021, respectively. The increase in sales of our AIM services was primarily attributable to the end of work from home directives for some of our customers resulting in greater demand for scanning services. We continue to drive an expansion of our addressable market for AIM services by targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of our addressable market and the desire of our customers to have digital access to documents, our AIM services will grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $0.1 million, or 1.3% for the three months ended June 30, 2021 compared to the same period in 2020. The increase is a reflection of the more favorable economic conditions in 2021 when compared to the second quarter of 2020, especially in the U.S.
Year-over-year sales of Equipment and Supplies decreased $4.4 million or 34.3%, for the six months ended June 30, 2021. The decline in Equipment and Supplies sales for the six months ended June 30, 2021 was primarily driven by the economic slowdown in China related to the COVID-19 pandemic, which decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture. Equipment and Supplies sales at UDS were $0.8 million and $1.6 million for the three and six months ended June 30, 2021, respectively, compared to $1.4 million and $4.8 million for the three and six months ended June 30, 2020.
We generally do not anticipate growth in Equipment and Supplies sales as we continue to place more focus on growing MPS sales and converting sales contracts to MPS agreements.

Gross Profit
During the three months ended June 30, 2021, gross profit and gross margin increased to $22.8 million, or 33.1%, compared to $20.4 million, or 31.8% during the three months ended June 30, 2020, on a sales increase of $4.5 million.
During the six months ended June 30, 2021, gross profit decreased to $41.6 million and gross margin increased to 31.9%, compared to $48.0 million, or 31.5% during the six months ended June 30, 2020, on a sales decline of $22.2 million.
During the three months ended Jun 30, 2020, we began to reconfigure our operating structure and costs to serve new customer needs and to reflect the reduction in our revenues as a result of the COVID-19 pandemic. The leverage provided by the new cost structure drove a year-over-year gross margin increase of 130 basis points on higher sales for the three months ended June 30, 2021. The benefits of the new cost structure also increased year-over-year gross margin in the first six-months of 2021 by 40 basis points, despite lower sales compared to the same period in 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $1.3 million, or 7.3%, for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, primarily driven by an increase in commissions and bonus payments as a result of improved sales and profitability for the period. Additionally, in 2021 we eliminated the temporary wage reductions for most employees that were put in place at the beginning of the pandemic.
Selling, general and administrative expenses decreased $6.1 million, or 14.6% for the six months ended June 30, 2021, compared to the six months ended June 30, 2020. The reduction was due to cost savings initiated in response to the current COVID-19 pandemic that included headcount reductions, suspension of business travel, reduced consulting expenses, reduced bonuses and commissions, and the elimination of discretionary spending.
Amortization of Intangibles
Amortization of intangibles of $0.1 million for the three and six months ended June 30, 2021, decreased by $0.4 million and $0.9 million compared to the three and six months ended June 30, 2020, respectively, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively, decreased by $0.6 million and $1.0 million compared to the three and six months ended June 30, 2020, respectively, due to the continued pay-down of our long-term debt, decrease in LIBOR, and a decrease in the bank debt interest spread due to an improvement in our leverage ratio.
Income Taxes
We recorded an income tax provision of $1.2 million and $1.7 million and in relation to pretax income of $3.6 million and $4.7 million for the three and six months ended June 30, 2021, respectively, which resulted in an effective income tax rate of 31.9% and 34.9%. Our effective income tax rate for the three and six months ended June 30, 2021, was primarily affected by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets, and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 29.9% and 29.7%, respectively, for the three and six months ended June 30, 2021.
By comparison, we recorded an income tax provision of $0.1 million and $1.3 million in relation to pretax income of $1.6 million and $3.1 million for the three and six months ended June 30, 2020, respectively, which resulted in an effective income tax rate of 9.4% and 40.0%. The increase in our effective income tax rate for the three and six months ended June 30, 2020, was primarily affected by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets, and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 24.9% and 29.1% for the three and six months ended June 30, 2020.
We have a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2021.

Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $2.6 million and $3.4 million during the three and six months ended June 30, 2021, respectively. The increase in net income attributable to ARC compared to the prior year period for the three and six months ending June 30, 2020 was driven primarily by improved gross margin, reduction in amortization expense, and significantly lower net interest expense as a result of debt pay-downs and a decrease in LIBOR.
EBITDA
EBITDA margin and Adjusted EBITDA margin is not a recognized measure under GAAP. When analyzing our operating performance, investors should use EBITDA margin and Adjusted EBITDA in addition to, and not as an alternative for, operating income or any other performance measure presented in accordance with GAAP. It is a measure we use to measure our performance and liquidity. We believe EBITDA margin and Adjusted EBITDA reflect an additional way of viewing aspects of our operations that, when viewed with our GAAP results, provides a more complete understanding of factors and trends affecting our business. We believe the measure is used by investors and is a useful indicator to measure our performance. Because not all companies use identical calculations, our presentation of EBITDA margin and Adjusted EBITDA may not be comparable to similarly titled measures of other companies. See Non-GAAP Financial Measures below for additional discussion.
EBITDA margin decreased to 15.5% for the three months ended June 30, 2021, from 16.0% for the same period in 2020. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 16.1% during the three months ended June 30, 2021, as compared to 16.6% for the same period in 2020. The decrease in adjusted EBITDA margin for the three months ended June 30, 2021, was primarily due to the increase in selling, general and administrative expenses, as noted above.
EBITDA margin increased to 14.6% for the six months ended June 30, 2021, from 13.9% for the same period in 2020. Excluding the effect of stock-based compensation, adjusted EBITDA margin increased to 15.2% during the six months ended June 30, 2021, as compared to 14.5% for the same period in 2020. The increase in adjusted EBITDA margin for the six months ended June 30, 2021, was primarily due to the increase in gross margins, as noted above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2021 and 2020 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2021 and 2020. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and six months ended June 30, 2021 and 2020 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Cash flows provided by operating activities	$11,514	$23,481	$16,889	$26,255
Changes in operating assets and liabilities	(1,165)	(13,689)	1,329	(6,188)
Non-cash expenses, including depreciation and amortization	(7,881)	(8,372)	(15,138)	(18,185)
Income tax provision	1,155	148	1,651	1,255
Interest expense, net	576	1,131	1,196	2,240
Loss attributable to the noncontrolling interest	106	41	283	262
Depreciation and amortization	6,375	7,528	12,899	15,532
EBITDA	$10,680	$10,268	$19,109	$21,171

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net income attributable to ARC Document Solutions, Inc.	$2,574	$1,461	$3,363	$2,144
Interest expense, net	576	1,131	1,196	2,240
Income tax provision	1,155	148	1,651	1,255
Depreciation and amortization	6,375	7,528	12,899	15,532
EBITDA	10,680	10,268	19,109	21,171
Stock-based compensation	404	416	743	920
Adjusted EBITDA	$11,084	$10,684	$19,852	$22,091

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021(1)	2020
Net income margin attributable to ARC Document Solutions, Inc.	3.7%	2.3%	2.6%	1.4%
Interest expense, net	0.8	1.8	0.9	1.5
Income tax provision	1.7	0.2	1.3	0.8
Depreciation and amortization	9.3	11.7	9.9	10.2
EBITDA margin	15.5	16.0	14.6	13.9
Stock-based compensation	0.6	0.6	0.6	0.6
Adjusted EBITDA margin	16.1%	16.6%	15.2%	14.5%

(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income attributable to ARC Document Solutions, Inc.	$2,574	$1,461	$3,363	$2,144
Deferred tax valuation allowance and other discrete tax items	68	(240)	199	259
Adjusted net income attributable to ARC Document Solutions, Inc.	$2,642	$1,221	$3,562	$2,403

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.03	$0.08	$0.05
Diluted	$0.06	$0.03	$0.08	$0.05
Weighted average common shares outstanding:
Basic	42,304	42,672	42,284	43,154
Diluted	42,597	42,767	42,613	43,277
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.06	$0.03	$0.08	$0.06
Diluted	$0.06	$0.03	$0.08	$0.06
Weighted average common shares outstanding:
Basic	42,304	42,672	42,284	43,154
Diluted	42,597	42,767	42,613	43,277

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends and stock repurchases.
Total cash and cash equivalents as of June 30, 2021 was $52.4 million. Of this amount, $16.0 million was held in foreign countries, with $14.6 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Net cash provided by operating activities	$11,514	$23,481	$16,889	$26,255
Net cash used in investing activities	$(897)	$(1,453)	$(1,334)	$(2,501)
Net cash (used in) provided by financing activities	$(7,983)	$(2,105)	$(18,364)	$5,438

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the three and six months ended June 30, 2021, compared to the same period in 2020, reflect normalized levels of cash generation and collectibles for the period, compared to the same period in 2020 when aggressive measures were implemented to manage working capital and preserve cash in response to the COVID-19 pandemic. Days sales outstanding (“DSO”) was 50 days as of June 30, 2021 and 59 as of June 30, 2020. We are closely managing cash collections which have remained relatively consistent since the outbreak of the COVID-19 pandemic.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $1.6 million and $2.6 million for the six months ended June 30, 2021 and 2020, respectively. The decrease in capital expenditures is driven primarily by a concerted effort to reduce and closely manage capital expenditures during the COVID-19 pandemic.
As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $18.4 million used in financing activities during the six months ended June 30, 2021, primarily relates to payments on our revolver debt agreement, finance leases, dividends and share repurchases.
Our cash position, working capital, and debt obligations as of June 30, 2021 and December 31, 2020 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$52,372	$54,950
Working capital	$32,779	$32,500

Borrowings from revolving credit facility	$48,750	$55,000
Other debt obligations	34,896	42,236
Total debt obligations	$83,646	$97,236

The increase of $0.3 million in working capital was primarily driven by the increase in accounts receivable and decrease in the current portion of operating and finance lease liabilities, as we entered into fewer leases since the beginning of the COVID-19 pandemic. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $52.4 million, combined with availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be sufficient to cover the next twelve months working capital needs, leasing requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position by reducing working capital, reducing capital expenditures, reducing operating costs, initiating workforce reductions, and substantially reducing discretionary spending. See “Debt Obligations” section for further information related to our revolving credit facility.
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
Debt Obligations
Credit Agreement
On April 22, 2021, we entered into a Credit Agreement with U.S. Bank National Association, as administrative agent and the lender party thereto (the "2021 Credit Agreement"). The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the 2014 Credit Agreement dated as of November 20, 2014, as amended (the "2014 Credit Agreement"). The 2021 Credit Agreement features terms similar to the 2014 Credit Agreement, including the ability to use excess cash of up to $15 million per year for restricted payments such as share repurchases and dividends. The obligation under the 2021 Credit Agreement matures on April 22, 2026.
The 2021 Credit Agreement also includes certain tests we are required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the 2021 Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. When calculating the fixed charge coverage ratio, we may exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve-month period.
As of June 30, 2021, our borrowing availability under the revolving loan commitment was $19.1 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $48.8 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.
Subject to certain exceptions, including, in certain circumstances, reinvestment rights, the loans extended under the 2021 Credit Agreement are subject to customary mandatory prepayment provisions with respect to: the net proceeds from certain asset sales; the net proceeds from certain issuances or incurrences of debt (other than debt permitted to be incurred under the terms of the 2021 Credit Agreement); the net proceeds from certain issuances of equity securities; and net proceeds of certain insurance recoveries and condemnation events.
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of June 30, 2021. After considering a variety of potential effects the COVID-19 pandemic could have on our consolidated sales, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the 2021 Credit Agreement. The impact of the COVID-19 pandemic, however, and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future due to the ongoing COVID-19 pandemic or for other reasons and we expect to be out of compliance as a result, we will likely seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain any such waivers in a timely manner, or on acceptable terms, or at all. If we were not able to obtain covenant violation waivers or repay our debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain covenant violation waivers or repay our debt obligations when they become due would have a material adverse effect on us. Refer to "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, for more information.
The 2021 Credit Agreement contains customary events of default, including with respect to: nonpayment of principal, interest, fees or other amounts; failure to perform or observe covenants; material inaccuracy of a representation or warranty when made; cross-default to other material indebtedness; bankruptcy, insolvency and dissolution events; inability to pay debts; monetary judgment defaults; actual or asserted invalidity or impairment of any definitive loan documentation, repudiation of guaranties or subordination terms; certain ERISA related events; or a change of control.
The obligations of our subsidiary that is the borrower under the 2021 Credit Agreement are guaranteed by us and each of our other United States domestic subsidiaries. The 2021 Credit Agreement and any interest rate protection and other hedging arrangements provided by any lender party to the credit facility or any affiliate of such a lender are secured on a first priority basis by a perfected security interest in substantially all of our and each guarantor’s assets (subject to certain exceptions).
Finance Leases
As of June 30, 2021, we had $34.9 million of finance lease obligations outstanding, with a weighted average interest rate of 4.9% and maturities between 2021 and 2026. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2020 for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of June 30, 2021.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended for December 31, 2020 for the schedule on maturities of operating lease liabilities as there were no material changes as of June 30, 2021.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2021 we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.2 million valuation allowance against certain deferred tax assets as of June 30, 2021.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the six months ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2021 - January 31, 2021	—		—	$9,901
February 1, 2021 - February 28, 2021	—		—	$9,901
March 1, 2021 - March 31, 2021	29	$2.02	29	$9,842
April 1, 2021 - April 30, 2021	—		—	$9,842
May 1, 2021 - May 31, 2021	264	$2.07	264	$9,295
June 1, 2021 - June 30, 2021	115	$2.22	115	$9,039
Total	408		408

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
Date: August 3, 2021

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer