Form 10-Q
period 2021-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2021-11-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,124,707 as of October 28, 2021.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2021

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$54,903	$54,950
Accounts receivable, net of allowances for accounts receivable of $2,136 and $2,357	40,098	36,279
Inventory	9,144	9,474
Prepaid expenses	4,712	4,065
Other current assets	4,083	3,979
Total current assets	112,940	108,747
Property and equipment, net of accumulated depreciation of $229,074 and $219,834	47,385	57,830
Right-of-use assets from operating leases	32,189	37,859
Goodwill	121,051	121,051
Other intangible assets, net	355	515
Deferred income taxes	14,493	17,261
Other assets	2,306	2,175
Total assets	$330,719	$345,438
Liabilities and Equity
Current liabilities:
Accounts payable	$23,189	$18,661
Accrued payroll and payroll-related expenses	11,886	10,088
Accrued expenses	17,086	17,783
Current operating lease liability	10,700	12,158
Current portion of finance leases	14,364	17,557
Total current liabilities	77,225	76,247
Long-term operating lease liabilities	27,833	33,561
Long-term debt and finance leases	66,140	79,679
Other long-term liabilities	1,543	1,615
Total liabilities	172,741	191,102
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 50,439 and 49,422 shares issued and 43,125 and 42,792 shares outstanding	50	49
Additional paid-in capital	129,076	127,755
Retained earnings	41,319	37,308
Accumulated other comprehensive loss	(2,669)	(2,787)
	167,776	162,325
Less cost of common stock in treasury, 7,314 and 6,630 shares	16,250	14,657
Total ARC Document Solutions, Inc. shareholders’ equity	151,526	147,668
Noncontrolling interest	6,452	6,668
Total equity	157,978	154,336
Total liabilities and equity	$330,719	$345,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Net sales	$72,432	$72,379	$202,961	$225,123
Cost of sales	48,643	48,186	137,593	152,888
Gross profit	23,789	24,193	65,368	72,235
Selling, general and administrative expenses	18,829	19,186	54,373	60,816
Amortization of intangible assets	37	285	168	1,353
Income from operations	4,923	4,722	10,827	10,066
Other income, net	(7)	(11)	(30)	(44)
Interest expense, net	495	871	1,691	3,111
Income before income tax provision	4,435	3,862	9,166	6,999
Income tax provision	1,298	1,234	2,949	2,489
Net income	3,137	2,628	6,217	4,510
Loss attributable to the noncontrolling interest	41	163	324	425
Net income attributable to ARC Document Solutions, Inc. shareholders	$3,178	$2,791	$6,541	$4,935
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$0.07	$0.15	$0.11
Diluted	$0.07	$0.07	$0.15	$0.11
Weighted average common shares outstanding:
Basic	42,073	42,747	42,213	43,017
Diluted	42,724	42,918	42,629	43,160
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income	$3,137	$2,628	$6,217	$4,510
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(97)	444	226	(145)
Other comprehensive (loss) income, net of tax	(97)	444	226	(145)
Comprehensive income	3,040	3,072	6,443	4,365
Comprehensive (loss) income attributable to noncontrolling interest, net of tax	(4)	44	(216)	(316)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$3,044	$3,028	$6,659	$4,681
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2020	49,891	$50	$127,077	$33,686	$(3,848)	$(13,842)	$6,312	$149,435
Stock-based compensation	—	—	413					413
Issuance of common stock under Employee Stock Purchase Plan	20		15					15
Comprehensive income				2,791	237		44	3,072
Balance at September 30, 2020	49,911	$50	$127,505	$36,477	$(3,611)	$(13,842)	$6,356	$152,935

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2021	50,403	$50	$128,524	$38,982	$(2,535)	$(15,682)	$6,456	$155,795
Stock-based compensation	—	—	481					481
Issuance of common stock under Employee Stock Purchase Plan	9		17					17
Stock options exercised	27		54					54
Treasury shares						(568)		(568)
Cash dividends - common stock ($0.02 per share)				(841)				(841)
Comprehensive income (loss)				3,178	(134)		(4)	3,040
Balance at September 30, 2021	50,439	$50	$129,076	$41,319	$(2,669)	$(16,250)	$6,452	$157,978

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
Stock-based compensation	643	1	1,333					1,334
Issuance of common stock under Employee Stock Purchase Plan	79		55					55
Treasury shares						(2,432)		(2,432)
Cash dividends - common stock ($0.01 per share)				(427)				(427)
Comprehensive income (loss)				4,935	(254)		(316)	4,365
Balance at September 30, 2020	49,911	$50	$127,505	$36,477	$(3,611)	$(13,842)	$6,356	$152,935

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation	963	1	1,224					1,225
Issuance of common stock under Employee Stock Purchase Plan	27		43					43
Stock options exercised	27		54					54
Treasury shares						(1,593)		(1,593)
Cash dividends - common stock ($0.02 per share)				(2,530)				(2,530)
Comprehensive income (loss)				6,541	118		(216)	6,443
Balance at September 30, 2021	50,439	$50	$129,076	$41,319	$(2,669)	$(16,250)	$6,452	$157,978

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2021	2020
Cash flows from operating activities
Net income	$6,217	$4,510
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	164	706
Depreciation	18,760	21,402
Amortization of intangible assets	168	1,353
Amortization of deferred financing costs	47	48
Stock-based compensation	1,224	1,333
Deferred income taxes	2,637	2,419
Deferred tax valuation allowance	125	22
Other non-cash items, net	(167)	226
Changes in operating assets and liabilities:
Accounts receivable, net	(4,008)	9,310
Inventory	338	3,469
Prepaid expenses and other assets	6,965	10,765
Accounts payable and accrued expenses	(4,296)	(16,548)
Net cash provided by operating activities	28,174	39,015
Cash flows from investing activities
Capital expenditures	(3,391)	(5,053)
Other	291	250
Net cash used in investing activities	(3,100)	(4,803)
Cash flows from financing activities
Proceeds from stock option exercises	54	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	43	55
Share repurchases	(1,593)	(2,432)
Payments on finance leases	(13,918)	(10,236)
Borrowings under revolving credit facilities	69,250	45,000
Payments under revolving credit facilities	(76,750)	(45,000)
Payment of deferred financing costs	(281)	—
Dividends paid	(2,112)	(870)
Net cash used in financing activities	(25,307)	(13,483)
Effect of foreign currency translation on cash balances	186	188
Net change in cash and cash equivalents	(47)	20,917
Cash and cash equivalents at beginning of period	54,950	29,425
Cash and cash equivalents at end of period	$54,903	$50,342
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$4,771	$9,624
Operating lease obligations incurred	$2,115	$4,582
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
CDIM	$44,890	$47,107	$125,413	$137,337
MPS(1)	18,497	17,648	53,837	61,189
AIM	4,073	2,910	10,382	9,163
Equipment and supplies sales	4,972	4,714	13,329	17,434
Net sales	$72,432	$72,379	$202,961	$225,123
(1) MPS includes $17.1 million of rental income and $1.4 million of service income for the three months ended September 30, 2021 and $49.3 million of rental income and $4.5 million of service income for the nine months ended September 30, 2021. MPS includes $16.1 million of rental income and $1.6 million of service income for the three months ended September 30, 2020 and $56.2 million of rental income and $5.0 million of service income for the nine months ended September 30, 2020.

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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2021, 4.4 million and 4.6 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2020, 5.2 million shares of common stock were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average common shares outstanding during the period—basic	42,073	42,747	42,213	43,017
Effect of dilutive stock awards	651	171	416	143
Weighted average common shares outstanding during the period—diluted	42,724	42,918	42,629	43,160

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2021, the Company performed its annual assessment and determined that goodwill was not impaired.
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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2021 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2022, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2020 through September 30, 2021.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of September 30, 2021 and concluded that there was no impairment.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2021 and December 31, 2020 which continue to be amortized:

	September 30, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,427	$99,330	$97	$99,425	$99,191	$234
Trade names and trademarks	20,334	20,076	258	20,325	20,044	281
	$119,761	$119,406	$355	$119,750	$119,235	$515
Estimated future amortization expense of other intangible assets for the remainder of the 2021 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2021 (excluding the nine months ended September 30, 2021)	$30
2022	103
2023	44
2024	42
2025	38
Thereafter	98
$355
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.3 million and $2.9 million in relation to pretax income of $4.4 million and $9.2 million for the three and nine months ended September 30, 2021, respectively, which resulted in an effective income tax rate of 29.3% and 32.2%, respectively, primarily impacted by certain stock-based compensation, change in valuation allowances against certain deferred tax assets and non-deductible expenses. The Company recorded an income tax provision of $1.2 million and $2.5 million in relation to pretax income of $3.9 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, which resulted in an effective income tax rate of 32.0% and 35.6%, respectively, primarily due to certain stock-based compensation, a change in valuations allowances against certain deferred tax assets, and non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.2 million valuation allowance against certain deferred tax assets as of September 30, 2021.
Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2021 are considered more likely than not to be realized. The valuation allowance of $2.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Revolving Loans; 1.7% and 2.2% interest rate at September 30, 2021 and December 31, 2020	$47,500	$55,000
Various finance leases; weighted average interest rate of 4.8% and 4.9% at September 30, 2021 and December 31, 2020, respectively; principal and interest payable monthly through September 2027	33,004	42,236
	80,504	97,236
Less current portion	(14,364)	(17,557)
	$66,140	$79,679
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
As of September 30, 2021, the Company's borrowing availability of revolving loans under the revolving loan commitment was $20.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $47.5 million.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit

Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of September 30, 2021.
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
The 2021 Credit Agreement allows for payment of dividends. In July 2021, the Company's board of directors declared a quarterly cash dividend of $0.02 per share that is payable on November 30, 2021 to shareholders of record as of October 29, 2021. Accordingly, the Company recorded a dividend payable of $841 thousand within accrued expenses as of September 30, 2021.
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2021, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.

7. Stock-Based Compensation
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company is authorized to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2021, 2.6 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the nine months ended September 30, 2021, the Company granted options to acquire a total of 0.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. During the nine months ended September 30, 2021, the Company granted 0.9 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These stock options and restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.
Stock-based compensation expense was $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, compared to stock-based compensation expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2021, total unrecognized compensation cost related to unvested stock-based payments totaled $2.8 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.
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
As of September 30, 2021, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheets were $13.5 million as of September 30, 2021 and $13.2 million as of December 31, 2020 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2021 for borrowings under its 2021 Credit Agreement is $47.5 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $47.5 million as of September 30, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021.
Business Summary
ARC Document Solutions, Inc. (“ARC Document Solutions,” “ARC,” “we,” “us,” or “our”) is a leading document solutions provider to design, engineering, construction, and facilities management professionals, while also providing document solutions to businesses of all types.
Our customers need us to manage the scale, complexity, and workflow of their documents. We help them reduce their costs and increase their efficiency by improving their access and control over documents, and we offer a wide variety of ways to access, distribute, collaborate on, and store documents.
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
Based on our analysis of our operating results, we estimate that sales to the AEC/O industry accounted for approximately 67% of our net sales for the nine months ended September 30, 2021, with the remaining 33% consisting of sales to businesses outside of the AEC/O industry.
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

COVID-19 Pandemic
The global spread of the novel coronavirus (COVID-19) has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The impact of this pandemic has created significant prolonged uncertainty in the global economy and has negatively affected our business, employees, suppliers, and customers. In 2021, the negative effects of the recent pandemic began to subside with increasing economic activity and our sales began to increase, however there is still uncertainty regarding COVID-19 variants, including but not limited to the Delta variant. The duration of these trends and the magnitude of such impacts cannot be precisely estimated at this time, as they are affected by a number of factors, many of which are outside management’s control, including those presented in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020.
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

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2021(1)	2020(1)	$ (1)	%	2021(1)	2020(1)	$ (1)	%
CDIM	$44.9	$47.1	$(2.2)	(4.7)%	$125.4	$137.3	$(11.9)	(8.7)%
MPS	18.5	17.6	0.8	4.8%	53.8	61.2	(7.4)	(12.0)%
AIM	4.1	2.9	1.2	40.0%	10.4	9.2	1.2	13.3%
Equipment and supplies sales	5.0	4.7	0.3	5.5%	13.3	17.4	(4.1)	(23.5)%
Total net sales	$72.4	$72.4	$0.1	0.1%	$203.0	$225.1	$(22.2)	(9.8)%

Gross profit	$23.8	$24.2	$(0.4)	(1.7)%	$65.4	$72.2	$(6.9)	(9.5)%
Selling, general and administrative expenses	$18.8	$19.2	$(0.4)	(1.9)%	$54.4	$60.8	$(6.4)	(10.6)%
Amortization of intangible assets	$—	$0.3	$(0.2)	(87.0)%	$0.2	$1.4	$(1.2)	(87.6)%
Interest expense, net	$0.5	$0.9	$(0.4)	(43.2)%	$1.7	$3.1	$(1.4)	(45.6)%
Income tax provision	$1.3	$1.2	$0.1	5.2%	$2.9	$2.5	$0.5	18.5%
Net income attributable to ARC	$3.2	$2.8	$0.4	13.9%	$6.5	$4.9	$1.6	32.5%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$3.2	$2.9	$0.3	11.2%	$6.8	$5.3	$1.5	28.0%
EBITDA (2)	$11.0	$12.1	$(1.1)	(9.2)%	$30.1	$33.3	$(3.2)	(9.6)%
Adjusted EBITDA (2)	$11.5	$12.5	$(1.1)	(8.4)%	$31.3	$34.6	$(3.3)	(9.5)%

(1)Column does not foot or crossfoot due to rounding.
(2)See "Non-GAAP Financial Measures" on pg. 26 for additional information.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021 (1)	2020(1)	2021 (1)	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.2	66.6	67.8	67.9
Gross profit	32.8	33.4	32.2	32.1
Selling, general and administrative expenses	26.0	26.5	26.8	27.0
Amortization of intangible assets	0.1	0.4	0.1	0.6
Income from operations	6.8	6.5	5.3	4.5
Interest expense, net	0.7	1.2	0.8	1.4
Income before income tax provision	6.1	5.3	4.5	3.1
Income tax provision	1.8	1.7	1.5	1.1
Net income	4.3	3.6	3.1	2.0
Loss attributable to the noncontrolling interest	0.1	0.2	0.2	0.2
Net income attributable to ARC	4.4%	3.9%	3.2%	2.2%
Non-GAAP (2)
EBITDA (2)	15.2%	16.7%	14.8%	14.8%
Adjusted EBITDA (2)	15.9%	17.3%	15.4%	15.4%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" on pg. 26 for additional information.

Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Net Sales
Net sales for the three months ended September 30, 2021 increased 0.1% compared to the same period in 2020. The increase in net sales in the third quarter of 2021 is primarily due to increasing year-over-year economic activity as the negative effects of the COVID-19 pandemic began to subside. Sales in the third quarter also benefited from targeted marketing of services to address the changing graphic printing and scanning needs of customers.
Net sales for the nine months ended September 30, 2021 decreased 9.8% compared to the same period in 2020. The decrease in net sales is primarily due to stronger pre-pandemic results during the three months ended March 31, 2020, which are included in the comparative period.
CDIM. Year-over-year sales of CDIM services decreased $2.2 million, or 4.7% for the three months ended September 30, 2021 compared to the same period in 2020. Year-over-year sales of CDIM services decreased $11.9 million or 8.7% for the nine months ended September 30, 2021 compared to the same period in 2020. CDIM services represented 62% of total net sales for the three and nine months ended September 30, 2021, compared to 65% and 61% for the three and nine months ended September 30, 2020, respectively. The impact of the COVID-19 pandemic on sales from CDIM was not as pronounced as it was on other parts of our business due to the changes we made in 2019 and 2020 to expand the sale of our products and services beyond the construction vertical ("Expanded Offerings"), and to improve our sales and marketing functions. During the third quarter of 2021, the year-over-year sales decrease was due to reduced demand of graphic printing related to the COVID-19 pandemic, partially offset by sales of our Expanded Offerings and demand from new and existing customers driven by increases in general economic activity.
MPS. Year-over-year sales of MPS services for the three months ended September 30, 2021 increased $0.8 million, or 4.8%. MPS sales increased as work-from-home directives ended for some of our customers, which in turn, led to increased demand for our services performed on site.
Year-over year sales of MPS services for the nine months ended September 30, 2021 decreased $7.4 million or 12.0%. The decline during the nine months ended September 30, 2021, was primarily caused by employer work-from-home directives issued in 2020 that significantly reduced the volume of printing done in our customers' offices. Declines in print volumes were mitigated by continuing MPS activity on construction job sites and by customers who accepted minimum print volumes as a part of their MPS agreement.
MPS sales represented approximately 26% and 27% of total net sales for the three and nine months ended September 30, 2021, respectively, compared to 24% and 27% for the three and nine months ended September 30, 2020.
The number of MPS locations have declined slightly year over year to approximately 10,770 as of September 30, 2021, representing a net decrease of approximately 30 locations compared to September 30, 2020.
AIM. Year-over-year sales of AIM services increased $1.2 million, or 40.0%, and $1.2 million or 13.3% for the three and nine months ended September 30, 2021, respectively. The increase in sales of our AIM services was primarily attributable to the end of work-from-home directives for some of our customers which resulted in greater demand for our scanning services. We continue to drive an expansion of our addressable market for AIM services by targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of our addressable market and the desire of our customers to have digital access to documents, our AIM services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $0.3 million, or 5.5% for the three months ended September 30, 2021 compared to the same period in 2020. The increase reflects more favorable economic conditions in 2021 when compared to the third quarter of 2020, especially in the U.S.
Year-over-year sales of Equipment and Supplies decreased $4.1 million or 23.5%, for the nine months ended September 30, 2021. The decline in Equipment and Supplies sales for the nine months ended September 30, 2021 was primarily driven by the economic slowdown in China related to the COVID-19 pandemic, which decreased sales from UNIS Document Solutions Co. Ltd (“UDS”), our Chinese joint venture. Equipment and Supplies sales at UDS were $1.1 million and $2.7 million for the three and nine months ended September 30, 2021, respectively, compared to $1.3 million and $6.1 million for the three and nine months ended September 30, 2020.

Gross Profit
During the three months ended September 30, 2021, gross profit and gross margin decreased slightly to $23.8 million, or 32.8%, compared to $24.2 million, or 33.4% during the three months ended September 30, 2020, on sales that were flat compared to prior year.
During the nine months ended September 30, 2021, gross profit decreased to $65.4 million and gross margin increased to 32.2%, compared to $72.2 million, or 32.1% during the nine months ended September 30, 2020, on a sales decline of $22.2 million.
During the three months ended June 30, 2020, we began to reconfigure our operating structure and costs to serve new customer needs and to reflect the reduction in our revenues as a result of the COVID-19 pandemic. The leverage provided by the new and permanent cost structure resulted in current year and prior year third quarter margins being above 32%. The benefits of the new cost structure also increased year-over-year gross margin in the first nine-months of 2021 by 10 basis points, despite significantly lower sales compared to the same period in 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $0.4 million, or 1.9%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily driven by reduced bonuses and commissions paid.
Selling, general and administrative expenses decreased $6.4 million, or 10.6% for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The reduction was due to cost savings initiated in response to the current COVID-19 pandemic that included headcount reductions, suspension of business travel, reduced consulting expenses, reduced commissions, and the elimination of discretionary spending.
Amortization of Intangibles
Amortization of intangibles was less than $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, a decrease of $0.2 million and $1.2 million compared to the three and nine months ended September 30, 2020, respectively, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, decreased by $0.4 million and $1.4 million compared to the three and nine months ended September 30, 2020, respectively, due to the continued pay-down of our long-term debt, a decrease in LIBOR, and a decrease in the bank debt interest spread due to an improvement in our leverage ratio.
Income Taxes
We recorded an income tax provision of $1.3 million and $2.9 million and in relation to pretax income of $4.4 million and $9.2 million for the three and nine months ended September 30, 2021, respectively, which resulted in an effective income tax rate of 29.3% and 32.2%. Our effective income tax rate for the three and nine months ended September 30, 2021, was primarily affected by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets, and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 29.1% and 28.5%, respectively, for the three and nine months ended September 30, 2021.
By comparison, we recorded an income tax provision of $1.2 million and $2.5 million in relation to pretax income of $3.9 million and $7.0 million for the three and nine months ended September 30, 2020, respectively, which resulted in an effective income tax rate of 32.0% and 35.6%. The increase in our effective income tax rate for the three and nine months ended September 30, 2020, was primarily affected by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets, and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 28.4% and 28.7% for the three and nine months ended September 30, 2020.
We have a $2.2 million valuation allowance against certain deferred tax assets as of September 30, 2021.

Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $3.2 million and $6.5 million during the three and nine months ended September 30, 2021, respectively. The increase in net income attributable to ARC compared to the prior year period for the three and nine months ending September 30, 2020 was driven primarily by a reduction in amortization expense, and significantly lower net interest expense as a result of debt pay-downs and a decrease in LIBOR.
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
EBITDA margin decreased to 15.2% for the three months ended September 30, 2021, from 16.7% for the same period in 2020. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 15.9% during the three months ended September 30, 2021, as compared to 17.3% for the same period in 2020. The decrease in adjusted EBITDA margin for the three months ended September 30, 2021, was primarily due to the decrease in gross profit, excluding the impact of depreciation.
EBITDA margin was 14.8% for the nine months ended September 30, 2021 and 2020. Excluding the effect of stock-based compensation, adjusted EBITDA margin was 15.4% during the nine months ended September 30, 2021 and 2020.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2021 and 2020 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2021 and 2020. We believe these charges were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and nine months ended September 30, 2021 and 2020 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Cash flows provided by operating activities	$11,285	$12,760	$28,174	$39,015
Changes in operating assets and liabilities	(328)	(808)	1,001	(6,996)
Non-cash expenses, including depreciation and amortization	(7,820)	(9,324)	(22,958)	(27,509)
Income tax provision	1,298	1,234	2,949	2,489
Interest expense, net	495	871	1,691	3,111
Loss attributable to the noncontrolling interest	41	163	324	425
Depreciation and amortization	6,029	7,223	18,928	22,755
EBITDA	$11,000	$12,119	$30,109	$33,290

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Net income attributable to ARC Document Solutions, Inc.	$3,178	$2,791	$6,541	$4,935
Interest expense, net	495	871	1,691	3,111
Income tax provision	1,298	1,234	2,949	2,489
Depreciation and amortization	6,029	7,223	18,928	22,755
EBITDA	11,000	12,119	30,109	33,290
Stock-based compensation	481	413	1,224	1,333
Adjusted EBITDA	$11,481	$12,532	$31,333	$34,623

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020 (1)	2021	2020
Net income margin attributable to ARC Document Solutions, Inc.	4.4%	3.9%	3.2%	2.2%
Interest expense, net	0.7	1.2	0.8	1.4
Income tax provision	1.8	1.7	1.5	1.1
Depreciation and amortization	8.3	10.0	9.3	10.1
EBITDA margin	15.2	16.7	14.8	14.8
Stock-based compensation	0.7	0.6	0.6	0.6
Adjusted EBITDA margin	15.9%	17.3%	15.4%	15.4%

(1) Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2021	2020	2021	2020
Net income attributable to ARC Document Solutions, Inc.	$3,178	$2,791	$6,541	$4,935
Deferred tax valuation allowance and other discrete tax items	37	99	236	358
Adjusted net income attributable to ARC Document Solutions, Inc.	$3,215	$2,890	$6,777	$5,293

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$0.07	$0.15	$0.11
Diluted	$0.07	$0.07	$0.15	$0.11
Weighted average common shares outstanding:
Basic	42,073	42,747	42,213	43,017
Diluted	42,724	42,918	42,629	43,160
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$0.07	$0.16	$0.12
Diluted	$0.08	$0.07	$0.16	$0.12
Weighted average common shares outstanding:
Basic	42,073	42,747	42,213	43,017
Diluted	42,724	42,918	42,629	43,160

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends and stock repurchases.
Total cash and cash equivalents as of September 30, 2021 was $54.9 million. Of this amount, $16.6 million was held in foreign countries, with $14.6 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash provided by operating activities	$28,174	$39,015
Net cash used in investing activities	$(3,100)	$(4,803)
Net cash used in financing activities	$(25,307)	$(13,483)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the nine months ended September 30, 2021, compared to the same period in 2020, reflect normalized levels of cash generation and collectibles for the period, compared to the same period in 2020 when aggressive measures were implemented to manage working capital and preserve cash in response to the COVID-19 pandemic. Days sales outstanding (“DSO”) was 50 days as of September 30, 2021 and 51 as of September 30, 2020. We are closely managing cash collections which have remained relatively consistent since the outbreak of the COVID-19 pandemic.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $3.4 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in capital expenditures is driven primarily by a concerted effort to reduce and closely manage capital expenditures during the COVID-19 pandemic.
As we continue to foster our relationships with credit providers and obtain attractive lease rates, we have increasingly chosen to lease rather than purchase equipment.
Financing Activities
Net cash of $25.3 million used in financing activities during the nine months ended September 30, 2021, primarily relates to payments on our revolver debt agreement, finance leases, dividends and share repurchases.
Our cash position, working capital, and debt obligations as of September 30, 2021 and December 31, 2020 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$54,903	$54,950
Working capital	$35,715	$32,500

Borrowings from revolving credit facility	$47,500	$55,000
Other debt obligations	33,004	42,236
Total debt obligations	$80,504	$97,236

The increase of $3.2 million in working capital was primarily driven by a decrease in the current portion of operating and finance lease liabilities, as we entered into fewer leases since the beginning of the COVID-19 pandemic. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $54.9 million, combined with availability under our revolving credit facility, availability under our equipment lease lines, and cash flows provided by operations should be sufficient to cover the next twelve months working capital needs, leasing requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. An extended period of global supply chain and economic disruption could materially affect our business, results of operations, ability to meet debt covenants, access to sources of liquidity and financial condition. Given the economic uncertainty as a result of the COVID-19 pandemic, we have taken actions to improve our current liquidity position by reducing working capital, reducing capital expenditures, reducing operating costs, initiating workforce reductions, and substantially reducing discretionary spending. See “Debt Obligations” section for further information related to our revolving credit facility.
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
As of September 30, 2021, our borrowing availability under the revolving loan commitment was $20.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $47.5 million.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of September 30, 2021. After considering a variety of potential effects the COVID-19 pandemic could have on our consolidated sales, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the 2021 Credit Agreement. The impact of the COVID-19 pandemic, however, and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future due to the ongoing COVID-19 pandemic or for other reasons and we expect to be out of compliance as a result, we will likely seek waivers from the lenders prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain any such waivers in a timely manner, or on acceptable terms, or at all. If we were not able to obtain covenant violation waivers or repay our debt facilities, this would lead to an event of default and potential acceleration of amounts due under all of our outstanding debt. As a result, the failure to obtain covenant violation waivers or repay our debt obligations when they become due would have a material adverse effect on us. Refer to "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020, for more information.
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
Finance Leases
As of September 30, 2021, we had $33.0 million of finance lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2021 and 2027. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2020 for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of September 30, 2021.
Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any off-balance-sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended for December 31, 2020 for the schedule on maturities of operating lease liabilities as there were no material changes as of September 30, 2021.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2021 we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2021, the Company performed its annual assessment and determined that goodwill was not impaired.
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
The results of the annual goodwill impairment test, as of September 30, 2021, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 50%	2	121,051
	8	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50-basis points of projected EBITDA in 2021 and beyond, assuming all other assumptions remain constant, would result in no impairment of goodwill.
Based upon a separate sensitivity analysis, a 50-basis point increase to the weighted average cost of capital would result in no impairment of goodwill.
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the proceeding economic recovery, and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2021 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or our assumptions change regarding disruptions caused by the pandemic, and the impact on the recovery from COVID-19 change, then we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2022, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.2 million valuation allowance against certain deferred tax assets as of September 30, 2021.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the nine months ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
July 1, 2021 - July 31, 2021	—		—	$9,039
August 1, 2021 - August 31, 2021	136	$2.70	136	$8,672
September 1, 2021 - September 30, 2021	74	$2.68	74	$8,475
Total	210		210

(1) On May 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program that authorizes the Company to purchase up to $15.0 million of the Company's outstanding common stock through March 31, 2021, which authorization was subsequently extended through March 31, 2023.

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
Date: November 4, 2021

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer