Form 10-K
period 2021-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2022-02-24
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $2.15 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $79,888,593.
As of February 15, 2022, there were 43,203,124 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for its April 28, 2022 Annual Meeting of Stockholders are incorporated by reference in this Annual Report on Form 10-K in Part III.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2021
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2021 ANNUAL REPORT ON FORM 10-K
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
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and should not be relied upon as of any subsequent date. Such statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements.
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

PART I
Item 1. Business
Our Company
ARC Document Solutions Inc. is a digital printing company. We provide digital printing and document-related services to customers in a growing variety of industries. Our primary services are:
•digital printing of general and specialized business documents such as those found in marketing and advertising, engineering and construction and other industries, as well as producing highly-customized display graphics of all types and sizes;
•acquiring, placing and managing ARC-certified office printing equipment with proprietary device tracking and print management software at our customers’ offices and job sites;
•scanning documents, indexing them and adding digital search features for use in digital document management, document archives and facilities management, as well as providing other digital imaging services; and,
•reselling digital printing equipment and supplies.

Each of these services frequently include additional logistics services in the form of distributing and delivering finished documents, installing display graphics, or the digital storage of graphic files.
While our production equipment and services are technologically sophisticated, we have also invested heavily in developing technology applications that improve digital printing and document management, increase the efficiency of print networks, and provide features that enhance cybersecurity. We believe the use of this technology by our customers creates a more valuable relationship.
Our services, technology and national footprint create economies of scale and production efficiency across geographical boundaries for customers who prefer to work with a single supplier for their digital printing needs. We believe these single-source capabilities provide us with a material advantage over our competition in local and regional markets.
We serve more than 40,000 active customers in a wide variety of markets including retail, technology, energy, education, hospitality, public utilities, and others. We also perform work for a majority of the largest design, engineering, and construction-oriented firms in North America. Our largest customers are served by an enterprise sales force called Global Solutions. No individual customer accounts for more than 2.5% of our overall revenue.
We believe that no other public company in the U.S. offers the particular set of services we do. We believe we are the largest digital printing provider to the architectural, engineering and construction industry (AEC) as measured by revenue, number of customers, and number of service centers.
Our employees are generally long-tenured, highly-experienced, and cross-trained. They provide our services from more than 130 service centers located throughout North America and in select locations around the world. All of our service centers can provide the complete array of our general services, but each service center varies in scale, size of labor force and capacity based on the size and needs of its particular market.
Our primary operational objective is to drive as much customer work through our service center network as is practical in order to leverage our production infrastructure, a capable and efficient workforce, and production-grade equipment.
Our services can be customized to meet the needs of individual customers, as well as address the needs of a broad industry, and we have an excellent reputation for service and reliability. Because of our reputation for high level of service and the benefits that our technology brings to our customers, we are able to charge a reasonable premium for our offering.
Importantly, we don't believe that we should be compared to conventional printers. We do not produce high-volume, low-margin, commodity offset or lithographic printing, but rather provide short-run, customized, high-quality digital printing services. As such, the customers, end-products, production equipment, labor utilization and economic models of conventional printers are materially different than ours.
The Company was founded in 1988, went public and was listed on the New York Stock Exchange in 2005, and is headquartered in San Ramon, California. We are a Delaware corporation operating under a single brand, “ARC.” Our corporate name is “ARC Document Solutions, Inc.,” and our NYSE ticker symbol is “ARC.” We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates. In the years following our inception, our business grew through acquisitions, but for more than a decade acquisitions have not been a focal point for growth.
Principal Products and Services
Specifically, our offerings include:
Digital Printing: We print documents of any size in color and black and white on a variety of materials including plain paper, vinyl, fabric, metal, wood and other three-dimensional substrates. While we can and do print high-page count work such as manuals or catalogs, the documents we typically produce are usually characterized by their high-quality production, low-volume and quick turnaround, and are produced using highly-sophisticated digital printing equipment.
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement (SLA). We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our service agreements. We operate more than 10,500 managed print services (MPS) locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces equipment in offices around the world. We also provide proprietary software to our customers to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
Scanning and Digital Imaging: We scan hard-copy small format or large format documents in color or black and white, typically providing them to our customers as searchable PDF files. We also use our patented optical character recognition technology to make documents searchable, and we host them on proprietary applications for use as part of our ARC Facilities solutions. The types of documents that we scan include office files, construction plans and other small or large documents. We also process, distribute and print-on-demand images we capture for our customers. Our large, centralized Scanning and Digital Imaging centers are compliant with the Health Insurability Portability and Accountability Act of 1996, (HIPAA) so we can convert documents that include protected health information (PHI). Our unique software creates efficient search tags on scanned data for easy search and retrieval. We offer Cloud-based document management software and other digital hosting services to our customers or make files available for our customers to host themselves.
Equipment and Supplies Sales: We sell equipment and supplies to a small segment of our customer base. We also provide ancillary services such as equipment service and maintenance, often as a way to generate recurring revenue in addition to a one-time sale. In addition, we offer certified used equipment available for sale or for use in our MPS offering.
In previous years, our services were characterized by the primary industries/markets in which they were meant to be sold, e.g., the construction industry or the document archiving and storage market. Having expanded the variety of the markets and industries we serve over the past several years, we now believe it is more useful to report our services by production method. Specifically, we previously described Digital Printing as “construction document and information management” or “CDIM,” and Scanning and Digital Imaging as “archiving and information management” or “AIM.”
The methods for financial reporting and revenue recognition in our renamed service lines remain unchanged. Likewise, “Managed Print Services” or “MPS” and “Equipment Sales and Supplies” are also reported identically from previous years.
Operations
The majority of our products and services are available from each of our service centers. As noted earlier, our primary operational objective is to optimize our business performance by driving as much customer work through our service center network as is practical, leveraging our production infrastructure, workforce, and production-grade equipment. All our production centers are digitally connected and we operate standard software and systems to support seamless movement of customers digital data and print anywhere within the ARC system.
In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derive approximately 33% of our total revenue from the products and services delivered in California.
All of our production facilities are connected via a Software-Defined Wide Area Network (SD-WAN). Our cloud offerings are hosted by Amazon Web Services. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems. All of our technology operations are designed to meet ISO 29001 standards for data security, and several of our service centers are HIPAA-compliant allowing us to manage document conversions and other scanning tasks involving protected health information, or PHI.

In response to the pandemic, most of our corporate, financial and administrative staff have been working entirely or partially from home, while our service center staff continue to work in our facilities and adhere to strict safety and health protocols.
Seasonality is a small part of our business, with sales of Digital Printing for construction clients influenced by seasonality and building cycles. Sales of display graphics are affected by retail trends, marketing calendars, advertising campaigns and branding initiatives, as well as the marketing and communication needs of our office and real estate development clients.
MPS sales are driven by the generation of office documents and our customers' desire to improve business processes and reduce print-related costs. Scanning and Digital Imaging sales are influenced primarily by the desire for document workflow improvements. Equipment and Supplies sales are driven by purchasing cycles of individual customers, as well as by new features and advancements from equipment manufacturers.
Strategic Focus
Our strategic focus areas include driving profitable growth, optimizing our business performance, and returning value to our shareholders.
Driving profitable growth: We intend to expand the markets and industries we serve while leveraging our long-term relationships with existing customers. Our outside sales efforts are focused on new customers and markets, while existing account-based sales have been generally shifted to in-house service centers where work is performed, and our customer relationships are strongest.
Optimizing our business performance: We intend to leverage our service centers and cross-trained workforce to create efficiencies in our operations, lower our costs, and provide exceptional service to our customers. We believe that the more work we are able to drive through our service centers, the greater our efficiencies become.
Returning value to our shareholders: We intend to continue focusing our capital allocation strategy on benefiting our shareholders by using our strong cash flows to fund our dividend program and repurchase shares of our common stock in the open market.
Human Capital Management
We employed approximately 1,700 people as of December 31, 2021. Approximately 75% of our employees are located in the U.S. Approximately 98% of our team are full-time employees, with 65% representing non-exempt roles working in production functions. There are 15 engineers employed in our corporate headquarters in San Ramon, California, to develop, maintain, and support our proprietary software solutions. We also operate a technology center in Kolkata, India, with approximately 180 employees who, in addition to supporting our San Ramon technology team, also support our research and development efforts. Approximately 30 service employees and managers work in our service centers in Canada, 50 in the United Kingdom, and the remaining 200 in India, United Arab Emirates and China. None of our employees are currently represented by labor unions.
We have long embraced inclusion, diversity and equity in our workforce from the top down. Two of our five board members are women. Our Chairman and Chief Executive Officer, our Chief Operating Officer and our Chief Technology Officer are Southeast Asian, our Chief Financial Officer is Hispanic, and our Corporate Counsel and Corporate Secretary is a woman. Similar racial and gender diversity is represented across our workforce.
We believe our success is a direct result of the contributions and commitment of our employees. Like most U.S. employers in 2021, ARC adjusted its compensation plans throughout the year to help facilitate employee retention. We also make profit-sharing and incentive plans part of every employee’s compensation package. We believe that profit-sharing plans in particular encourage team efforts and cohesion within local and regional employee groups.
Our employee benefit offerings include price-competitive, high-quality medical insurance plans that include incentives for physical fitness, and we offer mental health and other employee assistance programs.
In response to the COVID-19 pandemic, we implemented significant changes to our operating environment to help our employees around the world remain safe. Most of our corporate, financial and administrative staff have been working entirely or partially from home, while our service center staff continue to work in our facilities and adhere to strict safety and health protocols.

We reconfigured our service center production and other areas to ensure sufficient distancing, installed clear barriers at our customer counters and other high-density areas, limited visitor entry where appropriate, and vastly increased virtual meetings.
Our Customers
We serve approximately 40,000 active customers in a wide variety of markets. No single customer accounted for 2.5% or more of our sales in 2021. The size of our customers is wide-ranging, from local restaurant owners and construction subcontractors to international retailers, regional energy companies, and some of the country’s largest school districts. We frequently sell products and services from across our portfolio to a single customer, particularly when working with larger customers. In addition, we often sell similar services to different companies within the same industry. Payment terms for account-based customers typically do not exceed 30 days.
The types of Digital Printing customers we sell to span a wide variety of industries that include but are not limited to:
•advertising/media/marketing/promotional/graphic design departments
•building owners and real estate developers
•design, engineering and construction professionals
•office management & IT departments responsible for print and document management
•facilities management staff in schools, hospitals and other institutions
•procurement departments in businesses of all kinds
•small business owners
•retail merchandising departments, and
•city/county/state municipalities
The local markets we serve through our service centers are often highly fragmented with a wide variety of specialized, geographically-differentiated business practices. Larger regional, national and international customers often consolidate the purchasing and the acquisition of our services through a single corporate department. We serve these larger customers through our enterprise sales force which we refer to as our Global Solutions.
Competition
The level of competition that we face varies in each of our markets, but we believe our service level, the breadth of our offerings, price, quality, responsiveness, and convenience to the customer are common competitive elements in any market.
We often compete with single-service firms, e.g., quick printers, copier dealers or scanning bureaus, but we do not know of any other firm that currently provides the full suite of services we offer.
Local copy shops and self-serve franchises are often aggressive competitors for digital printing business, but rarely offer the breadth of document management and logistics services that we do.
There are several companies in each major metropolitan market that provide MPS and related print services, but we believe these companies cannot provide the same or similar integrated services and technology that we offer.
Likewise, there are small and regional scanning companies in many of the markets where we compete, but few have the infrastructure, footprint, stewardship guarantees, and privacy certifications that we do.
With regard to large national and international customers, we know of no other document solutions companies in the U.S. with the national presence and global reach that we have established for each of our primary services.
We believe that we have a strong competitive position in the markets and industries that we serve for the following reasons:
•Broad expertise in specialized digital printing, finishing and installation.
•Capabilities in a wide variety of digital printing formats including large-format, small-format, black and white, color, as well as print capabilities on conventional substrates (paper and paper-based products) and unconventional substrates (vinyl, fabric, plastic, metal, three-dimensional structures, etc.).
•Strong domain expertise in printing specialty documents, especially in the architectural, engineering and construction industries.
•Long-standing positive customer relationships in every industry we serve.
•High-ranking organic search engine statistics for our primary services.
•Long-term contracts with high-profile, enterprise-level customers that can be leveraged for referral work.

•A large North American service center footprint of more than 130 facilities, with additional market presence in Canada, China, the UAE, India, the U.K. and other select international locations.
•The variety of equipment brands we make available to our customers as compared to the single brands offered by competing equipment manufacturers.
•We believe we are the only national company that integrates digital printing and document production at (1) customer sites (onsite offerings), (2) a national network of service centers (offsite offerings), and (3) digital management of documents in the cloud (cloud-based offerings).
Suppliers and Vendors
We purchase or lease equipment for use in our production facilities and at our customers’ sites. We also purchase paper, toner and other consumables for the operation of our equipment. As a high-volume purchaser, we believe we receive favorable prices as compared to other service providers. Price increases are typically passed on to customers.
Our primary vendors of equipment, maintenance services, and digital printing supplies include Hewlett Packard, Canon Solutions America (Océ), and Xerox.
Purchases from these vendors during 2021 comprised approximately 40% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.
Proprietary Rights
We rely on a combination of copyright, trademark and trade secret laws, license agreements, nondisclosure and non-competition agreements, reseller agreements, customer contracts, and technical measures to establish and protect our rights in our proprietary technology. We also rely on a variety of technologies that are licensed from third parties to perform key functions.
We have registered “ARC Document Solutions,” “ARC,” as well as our historical name and logo, “American Reprographics Company,” as trademarks in the U.S. with the United States Patent and Trademark Office, or USPTO. We have registered “PlanWell”, “PlanWell PDS”, “Riot Creative Imaging”, “ABACUS” and "SKYSITE” as trademarks with the USPTO and in other countries. We have registered three patents which relate to systems and methods for optimizing data transfers and synchronization of information that enable our facilities management solution. We do not own any other registered trademarks, service marks, or patents, that are material to our business.
For a discussion of the risks associated with our proprietary rights, see Item 1A, "Risk Factors - Our failure to adequately protect the proprietary aspects of our technology solutions may cause us to lose market share."
Available Information
We use our corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the U.S. Securities and Exchange Commission or SEC. We file with, or furnish, to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to shareholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings and other documents pertaining to the conduct of our business can be found on the “Investors” section of our website available at ir.e-arc.com. These documents are available in print to any shareholder who requests a copy by writing or by calling ARC Document Solutions.

Item 1A. Risk Factors
The risks and uncertainties set forth below, as well as other risks and uncertainties described elsewhere in this Annual Report on Form 10-K including in our consolidated financial statements and accompanying notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or in other filings with the SEC, could materially and adversely affect our business, financial condition, operating results, and the trading price of our common stock. Additional risks and uncertainties that are not currently known to us or that are not currently believed by us to be material may also harm our business operations and financial results. Because of the following risks and uncertainties, as well as other factors affecting our financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Risk Related to the Impact of the Novel Coronavirus (or COVID-19) Pandemic on Our Business
The COVID-19 pandemic has and may continue to adversely affect our business, results of operations and financial condition.
In March 2020, the World Health Organization declared the novel coronavirus disease (“COVID-19”) a global pandemic. The COVID-19 pandemic has caused adverse public health developments, including orders to shelter-in-place, travel restrictions, and mandated business closures, which have adversely affected work forces, organizations, customers, economies, and financial markets globally. Although we continue to monitor the situation and may adjust our current operations and policies as additional information and public health guidance become available, precautionary measures that have been adopted could negatively affect our customer success efforts or create operational or other challenges, any of which could harm our business and results of operations. Additionally, our customers and potential customers may and have been exposed to similar operational considerations, resulting in significant pressures on their expenditures, and subsequently resulting in a decreased demand for our service offerings.
In addition, the COVID-19 pandemic has and may continue to disrupt the operations of our customers and partners for an indefinite period of time, including as a result of business shutdowns, all of which could negatively impact our business and results of operations. More generally, the COVID-19 pandemic has adversely affected economies and financial markets globally, potentially leading to prolonged and disproportionate impacts to certain industries, which could adversely affect demand for our service offerings and harm our business and results of operations. Further, as companies adapt to the changing economic environment, they may have purchasing behavior which does not match historical trends, negatively impacting our financial results.
It is not possible for us to estimate the duration or magnitude of the adverse results of the COVID-19 pandemic and its effects on our business, results of operations, or financial condition at this time as the impact will depend on future developments, which are highly uncertain and cannot be predicted. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening the other risks described in this “Risk Factors” section.
Risks Related to Our Business
A significant portion of our revenue across all of our product and services is generated from customers in the AEC/O industry. Any decline in that industry could adversely affect our future revenue and profitability.
We estimate that customers in the AEC/O industry accounted for more than 50% of our net sales in 2021; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the AEC/O industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for all of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 33% of our net sales in 2021 from our operations in California. Accordingly, we are sensitive to economic factors affecting business activity in California, including general and local economic conditions, declines in specific industries, macroeconomic trends, political factors affecting commerce and economic development, and natural disasters (including drought, earthquakes and wildfires) the intensity and frequency of which are being exacerbated by climate change. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.

Our growth strategy depends, in part, on our ability to successfully market and execute several different, but related, service offerings. Failure to do so could impede our future growth and adversely affect our competitive position.
As part of our growth strategy, we intend to continue to offer and grow a variety of service offerings that are relatively new to the company. Our efforts will be affected by our ability to acquire new customers for our new service offerings as well as sell the new service offerings to existing customers. If we fail to procure new customers or sell these services to our existing customers, our growth may be adversely affected and we may incur operating losses as a result of a failure to realize revenue from the investments made in new service offerings.
Because a significant portion of our overall costs are fixed, our earnings are highly sensitive to changes in revenue.
Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate that approximately 26% of our overall costs were fixed in 2021. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
We are dependent upon our vendors to continue to supply us with equipment, parts, supplies, and services at comparable terms and price levels as the business grows.
Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. These vendors are not required to use us to distribute their equipment and are generally free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Our reliance on a limited number of principal vendors presents various risks. These include the risk that an interruption in our relationships with our principal vendors for any reason, such as a natural catastrophe, epidemics such as the COVID-19 pandemic, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse effect on our ability to sell equipment as well as our ability to provide effective service and technical support to our customers. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our other existing vendors or seek out new relationships with previously unused vendors.
Our failure to adequately protect the proprietary aspects of our technology solutions may cause us to lose market share.
Our success depends on our ability to protect and preserve the proprietary aspects of our technology products. We rely on a combination of copyright, trademark and trade secret protection, confidentiality agreements, license and subscription agreements, and technical measures to establish and protect our rights in our proprietary technologies. These protections, however, may be inadequate. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.
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
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, health-related laws and regulations such as HIPAA may also have an impact on our business in light of the HIPAA-compliant scanning and storage capabilities we offer and provide to certain customers. In addition, changes in applicable laws and regulations may result in the user data we collect being deemed protected health information under HIPAA. If we are unable to comply with the applicable privacy and security requirements, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.
Our information technology and telecommunications systems are susceptible to damage, breach or interruption.
The management of our business is aided by the uninterrupted operation of our information technology, including computer hardware and software, and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees may have access or exposure to personally identifiable or otherwise confidential information and customer data and systems, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants, including through cloud-based platforms often provided by third parties. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches, including cyber-attacks by computer hackers, foreign governments, cyber terrorists, may disable or damage the proper functioning of our systems. It is possible that our security controls, or those of the third parties with whom we partner, over personal and other data may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or others; this access could lead to potential unauthorized disclosure of confidential Company or client information. Any such disclosure or damage to our systems, or those of third parties with which we partner, could subject us to third party claims and reputational harm. If these events occur, our ability to attract new clients may be impaired or we may be subject to damages and/or regulatory penalties and fines. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Although we currently maintain general property damage insurance, if we incur losses from uninsured events, we could incur significant expenses which would adversely affect our results of operations, cash flows and financial condition.
Added risks are associated with our international operations.
We have international operations in China, India, the United Kingdom, Canada, and United Arab Emirates. Approximately 11% of our revenues for 2021 were derived from our international operations, with approximately 4% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country (resulting from pandemics such as the COVID-19 outbreak or otherwise), currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.
Our business could suffer if we fail to attract, retain, and successfully integrate skilled personnel.
We believe that our ability to attract, retain, and successfully integrate qualified personnel is critical to our success. As we continue to place more emphasis on document management and storage technology, our need to hire and retain software and other technology-focused personnel has increased, and can be expected to continue to increase. Competition for such personnel, particularly in the San Francisco Bay Area, is intense. If we lose key personnel and/or are unable to recruit qualified personnel, our ability to manage and grow our business will be adversely affected. In addition, the loss of the services of one or more members of our senior management team would disrupt our business and impede our ability to successfully execute our business strategy.

We may be exposed to employment-related claims and periodic litigation that could adversely affect our business and results of operations.

We are subject to a number of risks inherent to our status as an employer, including claims of misconduct or negligence on the part of our employees, claims by our employees and former employees of discrimination or harassment; claims relating to violations of wage, hour and other workplace regulations; and claims relating to employee benefits, entitlements to employee benefits, or errors in the calculation or administration of such benefits.

If we experience significant incidents in any of the above-described areas, we could face substantial out-of-pocket losses, or fines. In addition, such claims may give rise to litigation, which may be time consuming, distracting and costly, and could have a material adverse effect on our business.

Environmental, health, and safety laws and regulations, and the costs of compliance, could materially adversely affect our financial position, results of operations and cash flows.

Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. Under these laws and regulations, we may be liable for, among other things, the cost of investigating and remediating contamination, regardless of fault or actions on our part. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We cannot predict the potential financial impact on our business if adverse environmental, health, or safety conditions are discovered, or environmental, health, and safety requirements become more stringent. If we are required to incur environmental, health, or safety compliance or remediation costs that are not currently anticipated and accrued by us, our financial position, results of operations and cash flows could be materially adversely affected, depending on the magnitude of the cost.
Changes in tax laws and interpretations could adversely affect our business.

We are subject to income and other taxes in the U.S. and in numerous foreign jurisdictions. Our domestic and foreign tax provisions are dependent on the jurisdictions in which profits are determined to be earned and taxed. Additionally, the amount of tax provision is subject to our interpretation of applicable tax laws in the jurisdictions in which we operate. A number of factors influence our effective tax rate, including changes in tax laws and treaties as well as the interpretation of existing laws and rules. Federal, state, and local governments and administrative bodies within the U.S., which represents a majority of our operations, and other foreign jurisdictions have implemented, or are considering, a variety of broad tax, trade, and other regulatory reforms that may impact us. For example, the Tax Cuts and Jobs Act enacted on December 22, 2017 resulted in changes in our federal corporate tax rate, our deferred income taxes, the taxation of foreign earnings and the timing of certain research and development deductions. It is not currently possible to accurately determine the potential impact of proposed or future changes, but such changes could have a material impact on our business.
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
Risks Related to Our Indebtedness
Our debt instruments impose certain restrictions on our ability to operate which in turn could negatively affect our ability to respond to changing business and market conditions and therefore could have an adverse effect on our business and results of operations.
As of December 31, 2021, we had $78.2 million in outstanding short and long-term borrowings under our credit facilities, and finance leases, excluding trade payables and operating leases. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.
We are also required to maintain a total leverage ratio and fixed charge coverage ratio under our credit agreement with U.S. Bank National Association, dated April 22, 2021, or the 2021 Credit Agreement. Our inability to meet these ratios could result in the acceleration of the repayment of the outstanding obligations under the 2021 Credit Agreement, the termination of the lenders’ commitment to provide our revolving line of credit thereunder, the increase in our effective cost of funds or the cross-default of other credit arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.
Risks Related to Our Common Stock
The market prices of our common stock is volatile, and may be impacted by factors other than our financial performance, which could cause the value of an investment in our common stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2021, and December 31, 2021, the closing price of our common stock fluctuated from a low of $1.54 to a high of $3.50 per share.
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
There can be no assurance that we will continue to declare dividends or repurchase shares of our common stock.
Our Board of Directors has declared quarterly dividends in the past. Our ability to continue to pay quarterly dividends and to repurchase shares of our common stock is subject to capital availability and periodic determinations by our Board of Directors that dividends and repurchases of shares of our common stock are in the best interests of our shareholders and in compliance with applicable laws. Our dividend payments and repurchases of shares of our common stock may change from time to time. Management currently intends to continue quarterly dividends, and repurchases of shares of our common stock, subject to approval by our Board of Directors, but we cannot provide any assurance as to the timing, sustainability, or any particular amounts of future dividends and repurchases of shares of our common stock. A suspension in our dividend payments or repurchases of shares of our common stock could have a negative effect on the price of our common stock and would have a negative effect on returns on investment to our shareholders.
Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
At the end of 2021, we operated 146 service centers, of which 126 were in the United States, nine were in Canada, six were in China, two were in the United Kingdom, two were in India, and one was in United Arab Emirates. We also occupied a technology center in Kolkata, India, as well as other facilities, including our executive offices located in San Ramon, California.
In total, the Company occupied approximately 1.0 million square feet as of December 31, 2021.
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
Item 3. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed on the New York Stock Exchange or NYSE under the stock symbol “ARC”.
Holders
As of February 15, 2022, the approximate number of stockholders of record of our common stock was 109. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
In December 2021, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that is payable on February 28, 2022 to shareholders of record as of January 31, 2022. The timing, declaration and payment of future dividends, however, falls within the discretion of our Board of Directors and will depend upon many factors, such as our financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and our debt agreements and any other factors the Board of Directors deems relevant from time to time.
Issuer Purchases of Equity Securities
The following table presents information regarding repurchases of our common stock for the periods presented:

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
October 1, 2021—October 31, 2021	—		—	$8,475
November 1, 2021—November 30, 2021	44	$3.02	44	$8,343
December 1, 2021—December 31, 2021	118	$3.26	118	$7,958
Total repurchases during the fourth quarter of 2021	162		162

(1) On May 1, 2019, the Company announced that its Board of Directors approved a stock repurchase program that authorizes us to purchase up to $15.0 million of our outstanding common stock through March 31, 2021, which authorization was subsequently extended through March 31, 2023. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Summary
ARC Document Solutions Inc. is a digital printing company. We provide digital printing and document-related services to customers in a growing variety of industries. Our primary services are:

•digital printing of general and specialized business documents such as those found in marketing and advertising, engineering and construction and other industries, as well as producing highly-customized display graphics of all types and sizes;
•acquiring, placing and managing ARC-certified office printing equipment with proprietary device tracking and print management software at our customers’ offices and job sites;
•scanning documents, indexing them and adding digital search features for use in digital document management, document archives and facilities management, as well as providing other digital imaging services; and,
•reselling digital printing equipment and supplies.

Each of these services frequently include additional logistics services in the form of distributing and delivering finished documents, installing display graphics, or the digital storage of graphic files.
For a more complete description of our business, and product and service offerings, see Part I, Item 1 - "Business" - of this Annual Report on Form 10-K.

Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs.” Indirect costs consist primarily of equipment expenses related to our MPS locations (typically our customers’ offices and job sites) and our service centers. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, paper pricing typically does not significantly affect our operating margins as they are often passed on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste, and we maintain low levels of inventory. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.

Historically, our capital expenditure requirements have varied based on our need for printing equipment in our MPS locations and service centers. Over the past two years, the pandemic has reduced the number of employees in our customers’ locations, which has, in turn, reduced the need for equipment. We believe this equipment trend is likely to become permanent and, as a result, we think the past two years are more indicative of future capital needs than historical trends.

Because our relationships with credit providers allow us to obtain attractive lease rates, we chose to lease rather than purchase most of our equipment over the past two years.

Research and development costs consist mainly of the salaries, leased building space, and computer equipment related to our data storage and development centers in San Ramon, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

COVID-19 Pandemic
The COVID-19 pandemic continued to have adverse effects on our financial performance during 2021, but barring further negative developments of the virus and its impact on personal and economic well-being, we expect that the worst of those effects are behind us. The effects of its economic disruption continued to be felt throughout the first quarter of 2021. As such, our first quarter performance was the weakest of the year. Business momentum from that point forward, however, increased throughout the remainder of the year. The relationships we developed with new customers and in new markets during the worst of the pandemic in 2020 began to normalize in 2021 as the products and services we provided shifted from serving health and safety needs to serving the needs of our clients’ economic objectives. Our MPS business remained under pressure throughout the year as work-from-home policies remained firmly in place. We expect a hybrid office to remain the norm in 2022, but for print volumes to increase marginally as employers bring their employees back into the office at higher rates than we saw in 2021. We believe work-from-home practices benefit our scanning business as employees need access to documents, regardless of where they are working, and document scanning is the first step in making them accessible in the cloud.

Uncertainty continues around the potential disruption to our business related to the COVID-19 pandemic, as well as the pandemic’s overall impact on the U.S. economy, on our clients’ ongoing business operations, and on our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further voluntary or required actions to alter our business operations to protect employees and customers, the full impact of the COVID-19 pandemic on our operational results, financial condition, or liquidity for the future cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.
Employee Safety
In response to the COVID-19 pandemic, we implemented significant changes to our operating environment to help our employees around the world remain safe. Most of our corporate, financial and administrative staff have been working entirely or partially from home, while our service center staff continues to work in our facilities and adhere to strict safety and health protocols.
We reconfigured our service center production and other high-traffic areas to ensure sufficient distancing, installed clear barriers at our customer counters and other high-density areas, limited visitor entry where appropriate, and dramatically increased virtual meetings in place of face-to-face meetings.
Market Review
We believe the expanding list of industries we serve are generally growing and offer ongoing sales opportunities for our services.
Demand for digital printing appears high across our customer base, and includes environmental graphics, marketing and promotional work. We believe the incorporation of hybrid work schedules and return-to-office initiatives across the economy due to the pandemic continue to create opportunities for our MPS services and software, and that work-from-home and other remote document access requirements are spurring demand for scanning and digital imaging services.
We believe that the desire to communicate visually—and especially in color—is growing in all areas of commerce, in office environments, in educational venues, and in public spaces of all kinds. While office capacity has fluctuated with the progress of the COVID-19 pandemic, we believe there is minimal desire to abandon offices. We believe employers want to make environments more inviting and engaging for the people who occupy them.
Construction activity has been remarkably robust over the past year. While constrained by labor and supply chain issues, we think building activity for both new buildings and retrofitting older structures continues to be driven by property developers and owners who are intent on keeping their real estate assets compelling to tenants and prospective tenants.
We don’t believe economic inflation in the U.S., Canada and abroad has materially affected our business over the past year. Price increases in materials are typically passed on to our customers. Similarly, supply chain disruptions over the past year have been minimal, primarily because of the wide variety of suppliers we have developed over our history.

Results of Operations

			2021 Versus 2020
	Year Ended December 31,		Increase (decrease)
(In millions, except percentages)	2021 (1)	2020 (1)	$ (1)	%
Digital Printing	$166.7	$175.5	$(8.8)	(5.0)%
MPS	72.4	79.3	(6.9)	(8.7)%
Scanning and Digital Imaging	14.5	12.3	2.2	17.5%
Total services sales	$253.6	$267.2	$(13.6)	(5.1)%
Equipment and Supplies sales	18.6	22.3	(3.7)	(16.5)%
Total net sales	$272.2	$289.5	$(17.3)	(6.0)%
Gross profit	$87.7	$92.9	$(5.3)	(5.7)%
Selling, general and administrative expenses	$72.3	$79.0	$(6.7)	(8.5)%
Amortization of intangibles	$0.2	$1.5	$(1.3)	(86.7)%
Interest expense, net	$2.1	$3.9	$(1.8)	(45.1)%
Income tax provision	$4.2	$2.7	$1.4	52.1%
Net income attributable to ARC	$9.1	$6.2	$3.0	47.8%
Adjusted net income attributable to ARC (2)	$9.5	$6.3	$3.2	50.6%
Cash flows provided by operating activities	$35.8	$54.5	$(18.7)	(34.3)%
EBITDA (2)	$40.0	$43.2	$(3.2)	(7.4)%
Adjusted EBITDA (2)	$41.7	$44.8	$(3.1)	(6.8)%
(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2021 (1)	2020 (1)
Net Sales	100.0%	100.0%
Cost of sales	67.8	67.9
Gross profit	32.2	32.1
Selling, general and administrative expenses	26.6	27.3
Amortization of intangibles	0.1	0.5
Income from operations	5.6	4.3
Interest expense, net	0.8	1.4
Income before income tax provision	4.8	3.0
Income tax provision	1.5	0.9
Net income	3.2	2.0
Loss attributable to the noncontrolling interest	0.1	0.1
Net income attributable to ARC	3.4%	2.1%

EBITDA (2)	14.7%	14.9%
Adjusted EBITDA (2)	15.3%	15.5%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2021 Compared to Fiscal Year Ended December 31, 2020
Net Sales
Net sales in 2021 decreased 6.0%, compared to 2020. The decrease in net sales was driven largely by the negative impact of the COVID-19 pandemic during the first quarter of 2021, offset by year-over-year quarterly net sales growth in the remaining quarters of the year.
Digital Printing. Sales of Digital Printing services in 2021 decreased by $8.8 million, or 5.0%, compared to 2020. The decrease in sales of Digital Printing services was primarily due to the $11.7 million year-over-year drop during the first quarter of 2021 resulting from the economic slowdown caused by the COVID-19 pandemic. Digital Printing services represented 61% of total net sales for both 2021 and 2020.
MPS. Sales of MPS services in 2021 decreased by $6.9 million, or 8.7%, compared to 2020. The decline in annual MPS sales was driven primarily by sales decreases in the first quarter of 2021 as office employees in the U.S. and Canada followed employer directives to work from home, significantly reducing the volume of printing done in our customers’ offices. MPS sales grew year-over-year in the three subsequent quarters of 2021 as work-from-home directives eased as the year progressed. MPS engagements on construction job sites operated throughout the year as construction activity remained robust. Revenues from MPS sales represented approximately 27% of total net sales for both 2021 and 2020.
The number of MPS locations have remained relatively flat year-over-year at approximately 10,780 as of December 31, 2021.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased by $2.2 million, or 17.5%, in 2021, compared to 2020. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to the end of work-from-home directives for some of our customers, resulting in greater demand for our scanning services. We continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies. Equipment and Supplies sales decreased by $3.7 million, or 16.5%, in 2021, compared to 2020. The decrease was primarily driven by the economic slowdown in China related to the COVID-19 pandemic, which decreased sales from UNIS Document Solutions Co. Ltd, or UDS, our Chinese joint venture. Equipment and Supplies sales derived from UDS, were $3.9 million in 2021, as compared to $7.7 million in 2020. Equipment and Supplies sales represented approximately 7% of total net sales for 2021 and approximately 8% for 2020.
Gross Profit
Gross profit decreased to $87.7 million in 2021, compared to $92.9 million in 2020. Gross margin increased to 32.2% in 2021, compared to 32.1% in 2020, despite a net sales decrease of $17.3 million. Gross margin improvement was largely driven by the new cost structure we put in place in 2020, and through our efforts to drive more work through our service centers to leverage our infrastructure, cross-trained workforce, and production-grade equipment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $6.7 million, or 8.5%, in 2021 compared to 2020. The reduction was primarily due to permanent cost saving activities from the cost structure we put in place in 2020, which included headcount reductions among other things.
Amortization of Intangibles
Amortization of intangibles of $0.2 million in 2021 decreased compared to 2020, primarily due to the completed amortization of certain customer relationships related to historical acquisitions. In the years following our inception, our business grew through acquisitions, but for more than a decade acquisitions have not been a focal point for growth.

Interest Expense, Net
Net interest expense totaled $2.1 million in 2021, compared to $3.9 million in 2020. The decrease in 2021 compared to 2020 was due to the continuing reduction of our long-term debt, decreases in LIBOR, and a decrease in bank debt interest spread due to the improvement in our leverage ratio.
Income Taxes
We recorded an income tax provision of $4.2 million in relation to a pretax income of $13.0 million for 2021, which resulted in an effective income tax rate of 32.1%. In addition to recurring state and foreign taxes and certain nondeductible expenses, our effective income tax rate for 2021 was impacted by a change in valuation allowances against certain deferred tax assets and stock based compensation forfeitures. Excluding the impact of valuation allowances, stock based compensation forfeitures and other discrete items, our effective income tax rate for the consolidated company would have been 29.2% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 28.7%.
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
Net Income Attributable to ARC
Net income attributable to ARC was $9.1 million in 2021, as compared to $6.2 million in 2020. The increase in net income attributable to ARC in 2021 compared to the prior year is driven by the decrease in interest expense and selling, general and administrative expenses described above, partially offset by the drop in gross profit resulting from the decline in sales.
EBITDA
EBITDA margin decreased slightly to 14.7% in 2021 from 14.9% in 2020. Excluding the effect of stock-based compensation adjusted EBITDA margin decreased slightly to 15.3% in 2021 from 15.5% in 2020. As a result of continued cost optimization initiatives, margins remained relatively consistent with the prior year despite the $17.3 million decline in sales.
Impact of Inflation
We do not believe inflation has had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.

Non-GAAP Financial Measures.
EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America or GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, net income margin, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating, investing or financing activities as a measure of our liquidity.
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
We use EBITDA to measure and compare the performance of our operating divisions. Our operating divisions' financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S.

operating divisions. We use EBITDA to compare the performance of our divisions and to measure performance for determining consolidated-level compensation. In addition, we use EBITDA to evaluate potential acquisitions and potential capital expenditures.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for 2021 and 2020 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2021 and 2020. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for 2021 and 2020 to exclude stock-based compensation expense. The adjustment of EBITDA for this item is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2021	2020
Cash flows provided by operating activities	$35,775	$54,478
Changes in operating assets and liabilities	3,331	(13,229)
Non-cash expenses	(5,708)	(5,096)
Income tax provision	4,181	2,749
Interest expense, net	2,147	3,908
Loss attributable to the noncontrolling interest	301	395
EBITDA	$40,027	$43,205

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2021	2020
Net income attributable to ARC Document Solutions, Inc. shareholders	$9,143	$6,188
Interest expense, net	2,147	3,908
Income tax provision	4,181	2,749
Depreciation and amortization	24,556	30,360
EBITDA	40,027	43,205
Stock-based compensation	1,686	1,571
Adjusted EBITDA	$41,713	$44,776
The following is a reconciliation of net income margin attributable to ARC to EBITDA margin and Adjusted EBITDA margin:

	Year Ended December 31,
	2021	2020 (1)
Net income margin attributable to ARC	3.4%	2.1%
Interest expense, net	0.8	1.4
Income tax provision	1.5	0.9
Depreciation and amortization	9.0	10.5
EBITDA margin	14.7	14.9
Stock-based compensation	0.6	0.5
Adjusted EBITDA margin	15.3%	15.5%
(1)Column does not foot due to rounding.
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to Adjusted net income and Adjusted earnings per share attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands, except per share data)	2021	2020
Net income attributable to ARC Document Solutions, Inc. shareholders	$9,143	$6,188
Deferred tax valuation allowance and other discrete tax items	352	118
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$9,495	$6,306
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.22	$0.14
Diluted	$0.21	$0.14
Weighted average common shares outstanding:
Basic	42,164	42,925
Diluted	42,732	43,021
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.23	$0.15
Diluted	$0.22	$0.15
Weighted average common shares outstanding:
Basic	42,164	42,925
Diluted	42,732	43,021

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends and stock repurchases.
We continually assess our capital allocation strategy, including decisions relating to dividends, repurchase shares of our common stock, capital expenditures, and debt pay-downs. In the beginning of 2020 we suspended dividends due to uncertainties caused by the COVID-19 pandemic. In December 2020, we recommenced our dividend program and subsequently increased the quarterly dividend amount to 5 cents per share of our common stock. The timing, declaration and payment of future dividends, however, falls within the discretion of our Board of Directors and will depend upon many factors, including our financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and the terms of any of our debt agreements and any other factors the Board of Directors deems relevant from time to time.
Our Board of Directors approved a stock repurchase program that authorized us to purchase up to $15.0 million of our outstanding common stock through March 31, 2023. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2021 we repurchased 0.8 million shares of our common stock for a total purchase price of $1.9 million. During the year ended December 31, 2020, we repurchased 2.6 million shares of our common stock for a total purchase price of $3.2 million.
Total cash and cash equivalents as of December 31, 2021 was $55.9 million. Of this amount, $16.3 million was held in foreign countries, with $15.4 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2021	2020
Net cash provided by operating activities	$35,775	$54,478
Net cash used in investing activities	$(3,189)	$(5,928)
Net cash used in financing activities	$(32,022)	$(23,985)

Operating Activities
Cash flows from operations are primarily driven by sales and the net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations in 2021 reflect normalized levels of cash generation and collectibles for the period relative to the level of our sales. By contrast, our 2020 cash flows from operations benefited from the timing and collection of sales that occurred during the months leading up to the onset of the COVID-19 pandemic, as well as aggressive measures implemented to manage working capital and preserve cash in response to the COVID-19 pandemic.
Days sales outstanding, or DSO was 51 days as of December 31, 2021 and December 31, 2020. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
DSO is calculated by taking the respective years December 31st, accounts receivable balance divided by the net sales during the fourth quarter of that year multiplied by the number of total days in a quarter.
We have presented DSO because we consider it an important metric as it is a valuable indicator of the efficiency of the business and quality of our cash flows. We believe investors may also find this metric meaningful given the importance of cash flows from operations and management's ability to efficiently manage our working capital.
We use DSO to measure and compare the cash management performance of our operating divisions.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $3.6 million and $6.4 million, in 2021 and 2020, respectively. The decrease in capital expenditures from 2020 to 2021 was driven primarily by a concerted effort to reduce and closely manage our capital expenditures, as our need for printing equipment has significantly decreased over the past two years.

Because our relationships with credit providers allow us to obtain attractive lease rates, we usually choose to lease rather than purchase equipment unless there is a compelling reason to do otherwise.
Financing Activities
Net cash of $32.0 million used in financing activities in 2021 primarily relates to payments on our 2021 Credit Agreement, finance leases, dividends, and repurchases of shares of our common stock. As part of our cash management initiatives during the COVID-19 pandemic, we successfully negotiated the deferral of approximately $4.4 million of equipment finance lease payments during 2020. No comparable deferral occurred in 2021. As noted above, our need for printing equipment has significantly decreased over the past two years, resulting in a decrease of $10.2 million in our finance lease liability as of December 31, 2021 compared to the balance in the prior year. This reduction in the finance lease liability will drive a reduction in 2022 payments for financed leases.
Our cash position, working capital, and debt obligations as of December 31, 2021 and 2020 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2021	2020
Cash and cash equivalents	$55,929	$54,950
Working capital	$37,082	$32,500

Borrowings from revolving credit facility	$46,250	$55,000
Various finance leases	31,992	42,236
Total debt obligations	$78,242	$97,236
The increase of $4.6 million in working capital in 2021 was primarily driven by the increase in accounts receivable of $3.2 million and a $1.0 million increase in cash over 2020. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $55.9 million, the availability under our revolving credit facility, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our revolving credit facility.
A significant portion of our revenue across all of our product and services is generated from customers in the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including the COVID-19 pandemic. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
We have not been actively seeking growth through acquisition since 2009, and while we remain opportunistic with regard to opportunities, we don’t intend to pursue them in the near future.
Debt Obligations
Credit Agreement
On April 22, 2021, we entered into the 2021 Credit Agreement. The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million, or Revolving Loans, and replaces the Credit Agreement dated as of November 20, 2014, as amended, or the 2014 Credit Agreement. The 2021 Credit Agreement features terms similar to the 2014 Credit Agreement, including the ability to use excess cash of up to $15 million per year for restricted payments such as repurchase shares of our common stock and dividends. The obligation under the 2021 Credit Agreement mature on April 22, 2026.
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
As of December 31, 2021, our borrowing availability under the Revolving Loan commitment was $21.6 million, after deducting outstanding letters of credit of $2.2 million and an outstanding Revolving Loan balance of $46.3 million.
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
The transition to non-LIBOR loan rates for us is uncertain, but we believe the transitions will not have a material impact on our interest expense for the year of transition.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants during the year ended December 31, 2021.
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
Credit Agreement

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2021
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Revolving Loans (1)	$46,250	$21,594	1.7%
 (1) Revolving Loan available borrowing capacity, net of $2.2 million of outstanding standby letters of credit as of December 31, 2021.

Finance Leases
As of December 31, 2021, we had $32.0 million of finance lease obligations outstanding, with a weighted average interest rate of 4.7% and maturities between 2022 and 2027.
Commitments and Contingencies
Operating Leases. We lease machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for our facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of our future minimum operating lease payments as of December 31, 2021.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2021, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Environmental Matters. We have accrued liabilities for environmental assessment and remediation matters relating to operations at certain locations conducted in the past by predecessor companies that do not relate to our current operations. We have accrued these liabilities because it is probable that a loss or cost will be incurred and the amount of loss or cost can be reasonably estimated. These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors. Because of the uncertainties associated with environmental assessment and remediation activities, our future expenses relating to these matters could be higher than the liabilities we have accrued. Based upon current information, we believe that the impact of the resolution of these matters would not be, individually or in the aggregate, material to our financial position, results of operations or cash flows.
Critical Accounting Policies and Significant Judgments and Estimates
Our management prepares financial statements in conformity with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates.
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
The results of the latest annual goodwill impairment test, as of September 30, 2021, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 100%	2	121,051
	8	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2022 and beyond, assuming all other assumptions remain constant, would result in no further impairment of goodwill.
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
Digital Printing consists of professional services and software services to (i) reproduce and distribute large-format and small-format documents in either black and white or color, or Ordered Prints and (ii) specialized graphic color printing. Substantially, all the Company’s revenue from Digital Printing comes from professional services to reproduce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
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
Scanning and digital imaging combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. Scanning and digital imaging may include our hosted SKYSITE software and facilities solution to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files, or Scanned Documents, and their cloud-based storage and maintenance. Sales of scanning and digital imaging services, which represent substantially all revenue for this business line, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE, our facilities solution or through other electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

Equipment and Supplies sales consist of reselling printing, imaging, and related equipment, or Goods, to customers primarily in architectural, engineering and construction firms. Sales of Equipment and Supplies are initiated through a customer order and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligations under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the Goods. Transfer of control occurs at a specific point-in-time, when the Goods are delivered to the customer’s site. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue. We have experienced minimal customer returns or refunds and does not offer a warranty on equipment that it is reselling.

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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2021.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and are not required to provide the information required under this item.
Item 8. Financial Statements and Supplementary Data
Our financial statements and the accompanying notes that are filed as part of this Annual Report on Form 10-K are listed under Part IV, Item 15 - "Financial Statements Schedules and Reports” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, or the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included below. All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2022 Annual Meeting of Stockholders, or 2022 Annual Meeting, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2021, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the proxy statement.
Information about our Executive Officers
The following sets forth certain information regarding all of our executive officers as of February 23, 2022:

Name	Age	Position
Kumarakulasingam Suriyakumar	68	Chairman, President and Chief Executive Officer Director
Jorge Avalos	46	Chief Financial Officer
Rahul K. Roy	62	Chief Technology Officer
Dilantha Wijesuriya	60	Chief Operating Officer
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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2022 Annual Meeting and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2022 Annual Meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2022 Annual Meeting and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2022 Annual Meeting and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2022 Annual Meeting and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm - Armanino LLP (PCAOB ID: 32)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Equity for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
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

10.41	Amendment No. 3 to the Amended and Restated Executive Employment Agreement, dated February 13, 2020, between ARC Document Solutions, Inc. and Jorge Avalos.^

10.42	Forms of Stock Option Agreement under the 2014 Stock Incentive Plan, as amended.^

10.43	Forms of Restricted Stock Award Agreement under the 2014 Stock Incentive Plan, as amended.^

10.44
Amended and Restated ARC Document Solutions 2005 Employee Stock Purchase Plan, amended and restated as of April 30, 2020 (incorporated by reference to Appendix A to the Registrant’s Proxy Statement filed on April 2, 2020).^

10.45
Credit Agreement, dated April 22, 2021, among ARC Document Solutions, LLC, U.S. Bank National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on April 26, 2021).

10.46	ARC Document Solutions, Inc. 2021 Incentive Plan (incorporated by reference to the Registrant’s Definitive Proxy Statement filed on March 31, 2021)^

10.47	Form of Stock Option Agreement under the 2021 Incentive Plan ^ (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 5, 2021).

10.48	Form of Restricted Stock Award Agreement under the 2021 Incentive Plan ^ (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on May 5, 2021).

21.1	List of Subsidiaries.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC DOCUMENT SOLUTIONS, INC.

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman, President and Chief Executive Officer
Date: February 24, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022

/s/ TRACEY LUTTRELL Tracey Luttrell	Director, Corporate Counsel and Corporate Secretary	February 24, 2022

/s/ BRADFORD L. BROOKS Bradford L. Brooks	Director	February 24, 2022

/s/ CHERYL COOK Cheryl Cook	Director	February 24, 2022

/s/ MARK W. MEALY Mark W. Mealy	Director	February 24, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ARC Document Solutions, Inc.:

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and Subsidiaries (collectively the "Company" or "ARC") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Revenue Recognition — Refer to Note 2 to the Financial Statements

Critical Audit Matter Description

The Company recognizes revenue in a manner that best depicts the transfer of promised goods or services to the customer, when control of the product or service is transferred to a customer. The Company’s critical contracts with customers include Digital Printing, Equipment and Supplies agreements, and certain MPS agreements. Certain MPS agreements within the Company’s MPS revenue stream are accounted for as operating leases. The revenue streams of the Company result in a high volume of transactions. The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's revenue recognition for these customer agreements included the following:

•We tested the effectiveness of internal controls related to the transfer of goods or services and consideration the Company expects to receive in exchange for those products or services.
•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management's application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.
◦Verified proper transfer of control and recognition of revenue for each selection.
•We tested the mathematical accuracy of management's calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the financial statements.

We have served as the Company's auditor since 2020.

ArmaninoLLP
San Francisco, California

February 24, 2022

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$55,929	$54,950
Accounts receivable, net of allowances for accounts receivable of $2,104 and $2,357	39,441	36,279
Inventories, net	8,842	9,474
Prepaid expenses	4,125	4,065
Other current assets	4,207	3,979
Total current assets	112,544	108,747
Property and equipment, net of accumulated depreciation of $229,803 and $219,834	45,153	57,830
Right-of-use assets from operating leases	29,360	37,859
Goodwill	121,051	121,051
Other intangible assets, net	325	515
Deferred income taxes, net	13,293	17,261
Other assets	2,273	2,175
Total assets	$323,999	$345,438
Liabilities and Equity
Current liabilities:
Accounts payable	$22,753	$18,661
Accrued payroll and payroll-related expenses	11,857	10,088
Accrued expenses	16,752	17,783
Current operating lease liabilities	10,284	12,158
Current portion of finance leases	13,816	17,557
Total current liabilities	75,462	76,247
Long-term operating lease liabilities	24,952	33,561
Long-term debt and finance leases	64,426	79,679
Other long-term liabilities	167	1,615
Total liabilities	165,007	191,102
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 50,584 and 49,422 shares issued and 43,108 and 42,792 shares outstanding	50	49
Additional paid-in capital	129,881	127,755
Retained earnings	41,768	37,308
Accumulated other comprehensive loss	(2,501)	(2,787)
	169,198	162,325
Less cost of common stock in treasury, 7,476 and 6,630 shares	16,771	14,657
Total ARC Document Solutions, Inc. stockholders’ equity	152,427	147,668
Noncontrolling interest	6,565	6,668
Total equity	158,992	154,336
Total liabilities and equity	$323,999	$345,438
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020
Service sales	$253,586	$267,159
Equipment and Supplies sales	18,622	22,308
Total net sales	272,208	289,467
Cost of sales	184,558	196,558
Gross profit	87,650	92,909
Selling, general and administrative expenses	72,322	79,016
Amortization of intangible assets	199	1,500
Income from operations	15,129	12,393
Other income, net	(41)	(57)
Interest expense, net	2,147	3,908
Income before income tax provision	13,023	8,542
Income tax provision	4,181	2,749
Net income	8,842	5,793
Loss attributable to noncontrolling interest	301	395
Net income attributable to ARC Document Solutions, Inc. shareholders	$9,143	$6,188

Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.22	$0.14
Diluted	$0.21	$0.14
Weighted average common shares outstanding:
Basic	42,164	42,925
Diluted	42,732	43,021
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2021	2020
Net income	$8,842	$5,793
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	484	961
Other comprehensive income, net of tax	484	961
Comprehensive income	9,326	6,754
Comprehensive loss attributable to noncontrolling interest	(103)	(4)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$9,429	$6,758
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2019	49,189	$49	$126,117	$31,969	$(3,357)	$(11,410)	$6,672	$150,040
Stock-based compensation	140		1,571					1,571
Issuance of common stock under Employee Stock Purchase Plan	93		67					67
Treasury shares						(3,247)		(3,247)
Common stock cash dividends				(849)				(849)
Comprehensive income				6,188	570		(4)	6,754
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation	963	1	1,685					1,686
Issuance of common stock under Employee Stock Purchase Plan	34		61					61
Stock options exercised	165		380					380
Treasury shares						(2,114)		(2,114)
Common stock cash dividends				(4,683)				(4,683)
Comprehensive income				9,143	286		(103)	9,326
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$8,842	$5,793
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	221	932
Depreciation	24,357	28,860
Amortization of intangible assets	199	1,500
Amortization of deferred financing costs	62	65
Stock-based compensation	1,686	1,571
Deferred income taxes	3,642	2,697
Deferred tax valuation allowance	323	(170)
Other non-cash items, net	(226)	1
Changes in operating assets and liabilities:
Accounts receivable	(3,380)	14,414
Inventory	651	4,566
Prepaid expenses and other assets	9,889	14,727
Accounts payable and accrued expenses	(10,491)	(20,478)
Net cash provided by operating activities	35,775	54,478
Cash flows from investing activities
Capital expenditures	(3,554)	(6,440)
Other	365	512
Net cash used in investing activities	(3,189)	(5,928)
Cash flows from financing activities
Proceeds from stock option exercises	380	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	61	67
Share repurchases	(2,114)	(3,247)
Payments on long-term debt agreements and finance leases	(18,369)	(14,935)
Borrowings under revolving credit facilities	100,500	60,000
Payments under revolving credit facilities	(109,250)	(65,000)
Payment of deferred financing costs	(281)	—
Dividends paid	(2,949)	(870)
Net cash used in financing activities	(32,022)	(23,985)
Effect of foreign currency translation on cash balances	415	960
Net change in cash and cash equivalents	979	25,525
Cash and cash equivalents at beginning of period	54,950	29,425
Cash and cash equivalents at end of period	$55,929	$54,950
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,344	$3,567
Income taxes paid (received), net	$299	$(31)
Noncash financing activities:
Finance lease obligations incurred	$8,034	$10,192
Operating lease obligations incurred	$1,774	$7,530
Declared unpaid dividends	$2,155	$422

The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
ARC Document Solutions Inc. is a digital printing company. We provide digital printing and document-related services to customers in a growing variety of industries. ARC offers Digital Printing services, Managed Print Services ("MPS"), and Scanning and Digital Imaging services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.
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
Risk and Uncertainties
The Company generates a significant portion of its revenue across all of its products and services from customers in the architectural, engineering, construction and building owner/operator (AEC/O) industry. As a result, the Company’s operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, such as non-residential construction spending, GDP growth, interest rates, unemployment rates, and office vacancy rates, all of which have been amplified due to the COVID-19 pandemic. Reduced activity (relative to historic levels) in the AEC/O industry would diminish demand for all of ARC’s services and products, and would therefore negatively affect revenues and have a material adverse effect on its business, operating results and financial condition.
As part of the Company's growth strategy, ARC intends to continue to expand the market and industries it services and increase sales of a variety of service offerings that utilize ARC's existing production methods and infrastructure, but that are relatively new to the Company. The success of the Company’s efforts will be affected by its ability to acquire new customers for the Company’s new service offerings, as well as to sell the new service offerings to existing customers. The Company’s inability to successfully market and execute these relatively new service offerings could significantly affect its business and reduce its long term revenue, resulting in an adverse effect on its results of operations and financial condition.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Cash Equivalents
Cash equivalents include demand deposits and short-term investments with a maturity of three months or less when purchased.
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, Australia, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UDS, the Company’s joint venture in China, held $15.4 million and $14.9 million of the Company’s cash and cash equivalents as of December 31, 2021 and 2020, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.
Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2.5% of net sales during 2021 and 2020.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 33% and 32% for 2021 and 2020, respectively.

The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers could be absorbed by its existing suppliers or from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.
Purchases from the Company’s three largest vendors during 2021 and 2020 comprised approximately 40% and 53% respectively, of the Company’s total purchases of inventory and supplies.

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

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2021
Allowance for accounts receivable	$2,357	$221	$(474)	$2,104
Year ended December 31, 2020
Allowance for accounts receivable	$2,099	$932	$(674)	$2,357
 (1) Deductions represent uncollectible accounts written-off net of recoveries.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or net realizable value. Inventories primarily consist of materials for use and resale in digital printing, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or net realizable value. Charges to increase inventory reserves are recorded as an increase in cost of sales. As of December 31, 2021 and 2020, the reserves for inventory obsolescence was $0.6 million and $0.8 million, respectively.
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

When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2021.
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

The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4, Property and Equipment, Net) includes $1.2 million and $1.4 million of capitalized software development costs as of December 31, 2021 and 2020, net of accumulated amortization of $22.3 million and $21.6 million as of December 31, 2021 and 2020, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.7 million and $0.9 million, during the years ended December 31, 2021 and 2020, respectively.
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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2021 or 2020.
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement with U.S. Bank National Association, dated April 22, 2021 (the "2021 Credit Agreement"). At December 31, 2021 and 2020, the Company had less than $0.3 million and $0.1 million in unamortized deferred financing costs.

Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheet were $13.8 million and $13.2 million as of December 31, 2021 and 2020, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and finance leases: The carrying amount of the Company’s finance leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2021 for borrowings under its Credit Agreement is $46.3 million. The Company has determined that borrowings under its Credit Agreement of $46.3 million as of December 31, 2021 approximates its fair value.

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
The Company is self-insured for healthcare benefits provided to certain employees in the United States, with a stop-loss at $250 thousand per individual. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other actuarial assumptions. The Company’s results could be materially affected by claims and other expenses related to such plans if future occurrences and claims differ from these assumptions and historical trends. Other employees are covered by other fully-insured healthcare benefit plans.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2021	2020
Service Sales
Digital Printing	$166,694	$175,532
MPS	72,434	79,321
Scanning and Digital Imaging	14,458	12,306
Total services sales	253,586	267,159
Equipment and Supplies Sales	18,622	22,308
Total net sales	$272,208	$289,467

Digital Printing consists of professional services and software services to (i) re-produce and distribute large-format and small-format documents in either black and white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially, all of the Company’s revenue from Digital Printing comes from professional services to re-produce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the re-produced Ordered Prints. Transfer of control occurs at a specific point-in-time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk in orders. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
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
Scanning and Digital Imaging, combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. Scanning and Digital Imaging includes the Company's hosted SKYSITE ® software and ARC Facilities solution to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files (“Scanned Documents”), and their cloud-based storage and maintenance. Sales of Scanning and Digital Imaging professional services, which represent substantially all revenue for the business line, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE, ARC Facilities, or through other electronic media. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.

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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $10.6 million and $9.9 million for 2021 and 2020, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 2% of the Company’s consolidated revenues during the years ended December 31, 2021 and 2020.
Management provides for returns, discounts and allowances based on historic experience and adjusts such allowances as considered necessary.
In previous years, the Company's services were characterized by the primary industries/markets in which they were meant to be sold, e.g., the construction industry or the document archiving and storage market. Having expanded the variety of markets and industries it serves over the past several years, the Company now believes it is more useful to report its services by production method. Thus, Digital Printing was previously described as “construction document and information management” or “CDIM,” and Scanning and Digital Imaging was previously described as “archiving and information management” or “AIM.”
The methods for financial reporting and revenue recognition in the renamed service lines remain unchanged. Likewise, “Managed Print Services” or “MPS” and “Equipment Sales and Supplies” are also reported identically from previous years.
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

	Year Ended December 31,
	2021			2020
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$241,719	$30,489	$272,208	$253,179	$36,288	$289,467
Property and equipment, net	$39,584	$5,569	$45,153	$51,058	$6,772	$57,830
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $0.6 million and $0.7 million during 2021 and 2020, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2021 and 2020, was $1.7 million and $1.6 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified along with other income tax cash flows as an operating activity.
The weighted average fair value at the grant date for options issued in 2021 and 2020, was $1.14 and $0.60, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2021 and 2020:

	Year Ended December 31,
	2021	2020
Weighted average assumptions used:
Risk free interest rate	0.7%	1.5%
Expected volatility	62.6%	52.2%
Expected dividend yield	1.5%	1.2%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2021 and 2020, was 6.7 years.
For fiscal years 2021 and 2020, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2021, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $2.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.
For additional information, see Note 9, Employee Stock Purchase Plan and Stock Plan.

Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $6.4 million and $7.0 million, during 2021 and 2020, respectively.
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
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 4.3 million and 5.2 million common shares excluded from the calculation of diluted net income attributable to ARC per common share as their effect would have been anti-dilutive for 2021 and 2020, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2021 and 2020:

	Year Ended December 31,
	2021	2020
Weighted average common shares outstanding during the period — basic	42,164	42,925
Effect of dilutive stock awards	568	96
Weighted average common shares outstanding during the period — diluted	42,732	43,021

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
In November 2021, the FASB issued Accounting Standards Update No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance (ASU No. 2021-10”), which increases the transparency of government assistance received by business entities, including disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. ASU No. 2021-10 is effective for annual reporting periods beginning after December 15, 2021. The Company is currently evaluating the impact that adopting ASU No. 2021-10 but does not currently expect a material impact on the Company’s consolidated financial statements.

3. GOODWILL AND OTHER INTANGIBLES
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2021, the Company performed its assessment and determined that goodwill was not impaired.
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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company's goodwill impairment analysis in 2021 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2022, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The carrying amount of goodwill from January 1, 2020 through December 31, 2021 is summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2020	$405,558	$284,507	$121,051
December 31, 2020	$405,558	$284,507	$121,051
December 31, 2021	$405,558	$284,507	$121,051

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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2021 and concluded that there was no impairment.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2021 and 2020 which continue to be amortized:

	December 31, 2021			December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,446	$99,371	$75	$99,425	$99,191	$234
Trade names and trademarks	20,344	20,094	250	20,325	20,044	281
	$119,790	$119,465	$325	$119,750	$119,235	$515
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2022	$104
2023	45
2024	43
2025	39
2026	38
Thereafter	56
$325
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2021	2020
Machinery and equipment	$249,482	$252,613
Buildings and leasehold improvements	22,883	22,397
Furniture and fixtures	2,591	2,654
	274,956	277,664
Less accumulated depreciation	(229,803)	(219,834)
	$45,153	$57,830
Depreciation expense was $24.4 million and $28.9 million for 2021 and 2020, respectively.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2021	2020
Revolving Loans; 1.7% and 2.2% interest rate at December 31, 2021 and 2020, respectively	46,250	55,000
Various finance leases; weighted average interest rate of 4.7% and 4.9% at December 31, 2021 and 2020, respectively; principal and interest payable monthly through November 2027	31,992	42,236
	78,242	97,236
Less current portion	(13,816)	(17,557)
	$64,426	$79,679
Credit Agreement
On April 22, 2021, the Company entered into the 2021 Credit Agreement. The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the Credit Agreement dated as of November 20, 2014, as amended (the "2014 Credit Agreement"). The 2021 Credit Agreement features terms similar to the 2014 Credit Agreement, including the ability to use excess cash of up to $15 million per year for restricted payments such as share repurchases and dividends. The obligation under the 2021 Credit Agreement matures on April 22, 2026.
As of December 31, 2021, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $21.6 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $46.3 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50% (B) the one month LIBOR plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants during the year ended December 31, 2021.
The 2021 Credit Agreement also modified certain tests the Company is required to meet in order to pay dividends, repurchase stock and make other restricted payments. In order to make such payments which are permitted subject to certain customary conditions set forth in the 2021 Credit Agreement, the amount of all such payments will be limited to $15 million during any twelve-month period. When calculating the fixed charge coverage ratio, the Company may exclude up to $10 million of such restricted payments that would otherwise constitute fixed charges in any twelve month period.
The 2021 Credit Agreement allows for payment of dividends. In December 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that is payable on February 28, 2022 to shareholders of record as of January 31, 2022. Accordingly, the Company recorded a dividend payable of $2.2 million within accrued expenses as of December 31, 2021.
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
6. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of the Company’s future minimum operating lease payments as of December 31, 2021.
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2021, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Environmental Matters. The Company has accrued liabilities for environmental assessment and remediation matters relating to operations at certain locations conducted in the past by predecessor companies that do not relate to ARC's current operations. The Company has accrued these liabilities because it is probable that a loss or cost will be incurred and the amount of loss or cost can be reasonably estimated. These estimates could change as a result of changes in planned remedial actions, remediation technologies, site conditions, the estimated time to complete remediation, environmental laws and regulations, and other factors. Because of the uncertainties associated with environmental assessment and remediation activities, the Company's future expenses relating to these matters could be higher than the liabilities it has accrued. Based upon current information, the Company believes that the impact of the resolution of these matters would not be, individually or in the aggregate, material to its financial position, results of operations or cash flows.
7. LEASING
Adoption of ASC Topic 842, Leases
On January 1, 2019, the Company adopted ASC 842, Leases, the new guidance is inclusive of several amendments and targeted improvements issued in 2018 and early 2019, that replace the existing guidance in ASC 840, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases the lessee will recognize a straight-line total lease expense. In addition, ASC 842 changes the definition of a lease, which resulted in changes to the classification of certain service contracts with customers to lease arrangements.
Upon adoption, the Company applied the transition option, whereby prior comparative periods are not retrospectively presented in the Company’s consolidated financial statements. The Company elected certain additional practical expedients permitted by the new guidance allowing the Company to carry forward historical accounting related to lease identification and classification for existing leases upon adoption. The Company elected, for its equipment asset classes, the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheet.
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

Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's operating leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU assets also include any lease payments made and are reduced by any lease incentives received. The lease terms range from one to ten years, with renewal terms that can extend the lease term from one to five years. A portion of the Company’s real estate leases are generally subject to annual changes in the Consumer Price Index (CPI), which are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The tables below present financial information associated with the Company's leases as of, and the years ended, December 31, 2021 and December 31, 2020.

	Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Right-of-use assets from operating leases	$29,360	$37,859
Finance lease assets	Property and equipment	75,094	85,205
	Less accumulated depreciation	(48,582)	(50,550)
	Property and equipment, net	26,512	34,655
Total lease assets		$55,872	$72,514

Liabilities
Current
Operating	Current portion of operating lease liabilities	$10,284	$12,158
Finance	Current portion of long-term finance leases	13,816	17,557
Long-term
Operating	Long-term portion of operating lease liabilities	24,952	33,561
Finance	Long-term portion of finance leases	18,176	24,679
Total lease liabilities		$67,228	$87,955

	Classification	Year Ended
		December 31, 2021	December 31, 2020
Operating lease cost	Cost of sales	$13,600	$14,341
	Selling, general and administrative expenses	2,962	3,601
Total operating lease cost (1)(2)		$16,562	$17,942

Finance lease cost
Amortization of leased assets	Cost of sales	$16,039	$18,426
	Selling, general and administrative expenses	311	329
Interest on lease liabilities	Interest expense, net	1,786	2,571
Total finance lease cost		18,136	21,326
Total lease cost		$34,698	$39,268
(1) Includes variable lease costs and short-term lease costs of $3,065 and $255, respectively for the year ended December 31, 2021.
(2) Includes variable lease costs and short-term lease costs of $2,774 and $340, respectively for the year ended December 31, 2020.

Maturity of lease liabilities (as of December 31, 2021)	Operating Leases(1) (2)	Finance Leases(3)
2022	$12,034	$15,004
2023	9,402	10,229
2024	6,411	5,737
2025	5,023	2,221
2026	3,163	995
Thereafter	4,263	76
Total	40,296	34,262
Less amount representing interest	5,060	2,270
Present value of lease liability	$35,236	$31,992

(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of December 31, 2021. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million during 2021. In the table above, annual rental payments of $0.5 million for related parties are included in 2022 through 2023.

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

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (years)
Operating leases	4.3	5.0
Finance leases	2.9	2.9

Weighted average discount rate
Operating leases	5.7%	5.8%
Finance leases	4.7%	4.9%

Other information	Year Ended December 31, 2021	Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$15,054	$12,842
Operating cash flows from finance leases	$1,755	$1,849
Financing cash flows from finance leases	$18,369	$14,935

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
MPS revenue includes $66.5 million of rental income and $5.9 million of service income for the year ended December 31, 2021. MPS revenue includes $72.9 million of rental income and $6.4 million of service income for the year ended December 31, 2020. The Company's property and equipment, net of accumulated depreciation, includes approximately $26 million and $35 million of equipment subject to leases with customers under the Company's MPS arrangements for the years ended December 31, 2021 and December 31, 2020, respectively. Following termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.

8. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2021 and 2020:

	Year Ended December 31,
	2021	2020
Current:
Federal	$—	$(45)
State	38	59
Foreign	179	208
	217	222
Deferred:
Federal	3,245	2,089
State	985	330
Foreign	(266)	108
	3,964	2,527
Income tax provision	$4,181	$2,749
The Company's foreign (loss) earnings before taxes were $(1.3) million and $0.9 million for 2021 and 2020, respectively.
The Company’s US earnings before taxes were $14.4 million and $7.6 million for 2021 and 2020, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2021	2020
Deferred tax assets:
Financial statement accruals not currently deductible	$2,237	$2,113
Social security tax deferral	316	699
Accrued vacation	753	678
Deferred revenue, net	32	42
Fixed assets	4,433	3,595
Right of use operating lease liabilities	9,067	12,154
Goodwill and other identifiable intangibles	2,127	4,521
Stock-based compensation	2,865	2,850
Federal tax net operating loss carryforward	16,142	16,718
State tax net operating loss carryforward, net	5,594	5,765
Foreign tax net operating loss carryforward	943	659
Tax credits, net	1,681	1,681
Gross deferred tax assets	46,190	51,475
Less: valuation allowance	(2,421)	(2,092)
Net deferred tax assets	$43,769	$49,383

Deferred tax liabilities:
Goodwill	$(23,015)	$(22,394)
Right of use assets	(7,461)	(9,728)
Net deferred tax assets	$13,293	$17,261

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2021	2020
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	6	6
Foreign taxes	1	2
Valuation allowance	2	(2)
Non-deductible expenses and other	—	1
Section 162(m) limitation	1	1
Stock based compensation	1	4
Discrete items for federal, state and foreign taxes	—	(2)
Global intangible low taxed income	—	1
Effective income tax rate	32%	32%

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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2021.
Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2021 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
As of December 31, 2021, the Company had approximately $76.9 million of consolidated federal, $90.8 million of state and $4.7 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. Certain federal net operating loss carryforwards will begin to expire in varying amounts between 2031 and 2037. Certain state net operating loss carryforwards that began to expire in varying amounts between 2021 and 2041. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2022. As of December 31, 2021, the Company had approximately $2.0 million of foreign and certain state tax credit carryforwards which will begin to expire in varying amounts between 2023 and 2024.

The Company and some of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.
There were no unrecognized tax benefits as of and for the years ended December 31, 2021 or 2020. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2021 and 2020, no interest or penalties were required to be recognized related to unrecognized tax benefits.
9. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2021 and 2020, was $9 thousand and $11 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2021	2020
Shares purchased	34	93
Average price per share	$1.80	$0.72
Stock Plan
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company's Stock Plan authorizes the Company to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. At December 31, 2021, 2.6 million shares remain available for issuance under the Stock Plan.
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
During 2021 and 2020, the Company granted options to acquire a total of 688 thousand shares and 535 thousand shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2019	4,907	$4.06
Granted	535	$1.27
Exercised	—	$—
Forfeited/Canceled	(230)	$4.31
Outstanding at December 31, 2020	5,212	$3.77
Granted	688	$2.22
Exercised	(165)	$2.30
Forfeited/Canceled	(273)	$4.90
Outstanding at December 31, 2021	5,462	$3.56	4.52	$4,307
Vested or expected to vest at December 31, 2021	5,462	$3.56	4.52	$4,307
Exercisable at December 31, 2021	4,166	$4.06	3.30	$2,321

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2021. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the year ended December 31, 2021 was $136 thousand. There were no options exercised during the year ended 2020.

A summary of the Company’s non-vested stock options as of December 31, 2021, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value per Share
Non-vested at December 31, 2020	1,195	$0.99
Granted	688	$1.14
Vested	(537)	$1.11
Forfeited/Canceled	(46)	$1.20
Non-vested at December 31, 2021	1,300	$1.01
The following table summarizes certain information concerning outstanding options at December 31, 2021:

Range of Exercise Price per Share	Options Outstanding at December 31, 2021
$1.14 – $2.70	3,428
$3.65 – $4.75	765
$5.37 – $7.19	889
$8.89 – $9.09	380
$1.14 – $9.09	5,462
Restricted Stock
In 2021, the Company granted 850 thousand shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.
In 2020, the Company granted 35 thousand shares of restricted stock to each of the Company's four non-employee members of its board of directors at a price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. The restricted stock vests on the one-year anniversary of the grant date.
A summary of the Company’s non-vested restricted stock as of December 31, 2021, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value per Share
Non-vested at December 31, 2020	549	$2.02
Granted	963	$2.08
Vested	(398)	$1.85
Forfeited/Canceled	—	$—
Non-vested at December 31, 2021	1,114	$2.13
The total fair value of restricted stock awards vested during the years ended December 31, 2021 and 2020 was $0.9 million and $0.5 million, respectively.
10. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.4 million and $0.3 million annually during 2021 and 2020, respectively.

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

The following table summarizes the bases used to measure certain assets and liabilities at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2021 and 2020:

	Significant Other Unobservable Inputs
	December 31, 2021		December 31, 2020
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$—	$121,051	$—