Form 10-Q
period 2022-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2022-05-05
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,274,575 as of April 27, 2022.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2022

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
In some cases, you can identify forward-looking statements by terms such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and other similar language, whether in the negative or affirmative. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions as described under the section titled "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
•The COVID-19 pandemic has and may continue to adversely affect our business, results of operations and financial condition.
•A significant portion of our revenue across all of our product and services is generated from customers in the architectural, engineering, construction and building owner/operator industry. Any decline in that industry could adversely affect our future revenue and profitability.
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
•Our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely affect our results of operation.
•Our failure to adequately protect the proprietary aspects of our technology solutions may cause us to lose market share.
•Our failure to comply with laws related to privacy and data security could adversely affect our financial condition.
•Our information technology and telecommunications systems are susceptible to damage, breach or interruption.
•Added risks are associated with our international operations.
•Our business could suffer if we fail to attract, retain, and successfully integrate skilled personnel.
•The market prices of our common stock is volatile, and is impacted by factors other than our financial performance, which could cause the value of an investment in our stock to decline.
•Changes in tax laws and interpretations could adversely affect our business.

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,374	$55,929
Accounts receivable, net of allowances for accounts receivable of $2,181 and $2,104	40,703	39,441
Inventory	9,704	8,842
Prepaid expenses	3,800	4,125
Other current assets	3,647	4,207
Total current assets	108,228	112,544
Property and equipment, net of accumulated depreciation of $233,170 and $229,803	42,711	45,153
Right-of-use assets from operating leases	28,019	29,360
Goodwill	121,051	121,051
Other intangible assets, net	291	325
Deferred income taxes	12,551	13,293
Other assets	2,437	2,273
Total assets	$315,288	$323,999
Liabilities and Equity
Current liabilities:
Accounts payable	$21,991	$22,753
Accrued payroll and payroll-related expenses	9,654	11,857
Accrued expenses	16,032	16,752
Current operating lease liability	10,073	10,284
Current portion of finance leases	12,860	13,816
Total current liabilities	70,610	75,462
Long-term operating lease liabilities	23,420	24,952
Long-term debt and finance leases	61,827	64,426
Other long-term liabilities	179	167
Total liabilities	156,036	165,007
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 50,830 and 50,584 shares issued and 43,270 and 43,108 shares outstanding	51	50
Additional paid-in capital	130,639	129,881
Retained earnings	41,624	41,768
Accumulated other comprehensive loss	(2,491)	(2,501)
	169,823	169,198
Less cost of common stock in treasury, 7,560 and 7,476 shares	17,052	16,771
Total ARC Document Solutions, Inc. shareholders’ equity	152,771	152,427
Noncontrolling interest	6,481	6,565
Total equity	159,252	158,992
Total liabilities and equity	$315,288	$323,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Net sales	$69,488	$61,730
Cost of sales	47,039	42,943
Gross profit	22,449	18,787
Selling, general and administrative expenses	19,355	16,995
Amortization of intangible assets	35	75
Income from operations	3,059	1,717
Other income, net	(25)	(11)
Interest expense, net	430	620
Income before income tax provision	2,654	1,108
Income tax provision	798	496
Net income	1,856	612
Loss attributable to the noncontrolling interest	116	177
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,972	$789
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average common shares outstanding:
Basic	42,064	42,264
Diluted	43,739	42,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income	$1,856	$612
Other comprehensive income, net of tax
Foreign currency translation adjustments, net of tax	42	79
Other comprehensive income, net of tax	42	79
Comprehensive income	1,898	691
Comprehensive loss attributable to noncontrolling interest, net of tax	(84)	(177)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$1,982	$868
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation			339					339
Issuance of common stock under Employee Stock Purchase Plan	11		14					14
Treasury shares						(156)		(156)
Cash dividends - common stock ($0.02 per share)				(847)				(847)
Comprehensive income (loss)				789	79		(177)	691
Balance at March 31, 2021	49,433	$49	$128,108	$37,250	$(2,708)	$(14,813)	$6,491	$154,377

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Income/(Loss)	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	105		451					451
Stock options exercised	135	1	287					288
Issuance of common stock under Employee Stock Purchase Plan	6		20					20
Treasury shares						(281)		(281)
Cash dividends - common stock ($0.05 per share)				(2,116)				(2,116)
Comprehensive income (loss)				1,972	10		(84)	1,898
Balance at March 31, 2022	50,830	$51	$130,639	$41,624	$(2,491)	$(17,052)	$6,481	$159,252
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$1,856	$612
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	72	(36)
Depreciation	5,394	6,449
Amortization of intangible assets	35	75
Amortization of deferred financing costs	15	16
Stock-based compensation	451	339
Deferred income taxes	735	392
Deferred tax valuation allowance	8	60
Other non-cash items, net	(50)	(38)
Changes in operating assets and liabilities:
Accounts receivable	(1,390)	(504)
Inventory	(867)	(290)
Prepaid expenses and other assets	3,213	3,350
Accounts payable and accrued expenses	(6,541)	(5,050)
Net cash provided by operating activities	2,931	5,375
Cash flows from investing activities
Capital expenditures	(1,242)	(568)
Other	88	131
Net cash used in investing activities	(1,154)	(437)
Cash flows from financing activities
Proceeds from stock option exercises	288	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	20	14
Share repurchases	(281)	(156)
Payments on finance leases	(4,033)	(4,817)
Borrowings under revolving credit facilities	38,000	15,000
Payments under revolving credit facilities	(39,250)	(20,000)
Dividends paid	(2,108)	(422)
Net cash used in financing activities	(7,364)	(10,381)
Effect of foreign currency translation on cash balances	32	(47)
Net change in cash and cash equivalents	(5,555)	(5,490)
Cash and cash equivalents at beginning of period	55,929	54,950
Cash and cash equivalents at end of period	$50,374	$49,460
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$1,689	$874
Operating lease obligations incurred	$1,147	$418
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data or where otherwise noted)
(Unaudited)
1. Description of Business and Basis of Presentation
ARC Document Solutions, Inc. ("ARC Document Solutions," "ARC" or "the Company") is a digital printing company. ARC provides digital printing and document-related services to customers in a growing variety of industries. ARC offers Digital Printing services, Managed Print Services ("MPS"), and Scanning and Digital Imaging services. In addition, ARC also sells Equipment and Supplies. The Company conducts its operations through its wholly-owned operating subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2022	2021
Service Sales
Digital Printing	$41,947	$37,434
MPS(1)	18,654	17,334
Scanning and Digital Imaging	4,169	3,025
Total services sales	$64,770	$57,793
Equipment and Supplies Sales	4,718	3,937
Total net sales	$69,488	$61,730
(1) MPS includes $17.2 million of rental income and $1.5 million of service income for the three months ended March 31, 2022. MPS includes $15.8 million of rental income and $1.5 million of service income for the three months ended March 31, 2021.
Digital Printing consists of professional services and software services to (i) reproduce and distribute large-format and small-format documents in either black and white or color (“Ordered Prints”) and (ii) specialized graphic color printing. Substantially all of the Company’s revenue from Digital Printing comes from professional services to reproduce Ordered Prints. Sales of Ordered Prints are initiated through a customer order or quote and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied, which generally occurs with the transfer of control of the Ordered Prints. Transfer of control occurs at a specific point in time, when the Ordered Prints are delivered to the customer’s site or handed to the customer for walk-in orders. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
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

Risk and Uncertainties
The Company generates a significant portion of its revenue from sales of services and products to customers in the architectural, engineering, construction and building owner/operator ("AEC/O") industry. As a result, the Company's results largely depend on the strength of that industry. The Company's historical operating results reflect the cyclical and variable nature of the AEC/O industry. ARC believes that the AEC/O industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for all of the Company's products and services, and would therefore negatively affect the Company's revenues and have a material adverse effect on the Company's business, operating results and financial condition.
As part of the Company’s growth strategy, ARC intends to continue to offer and grow a variety of service offerings that are relatively new to the company. The success of the Company's efforts will be affected by its ability to acquire new customers for the Company's new service offerings as well as sell the new service offerings to existing customers. The Company’s inability to successfully market and execute these relatively new service offerings could significantly affect its business and reduce its long term revenue, resulting in an adverse effect on its results of operations and financial condition.
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2022, 2.8 million shares of common stock were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three months ended March 31, 2021, 5.1 million shares of common stock were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Weighted average common shares outstanding during the period—basic	42,064	42,264
Effect of dilutive stock awards	1,675	370
Weighted average common shares outstanding during the period—diluted	43,739	42,634

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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2021 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2022, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2021 through March 31, 2022.
See “Critical Accounting Policies, Significant Judgements and Estimates" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2021 for further information regarding the process and assumptions used in the goodwill impairment analysis.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2022 and December 31, 2021 which continue to be amortized:

	March 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,470	$99,421	$49	$99,446	$99,371	$75
Trade names and trademarks	20,347	20,105	242	20,344	20,094	250
	$119,817	$119,526	$291	$119,790	$119,465	$325
Estimated future amortization expense of other intangible assets for the remainder of the 2022 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2022 (excluding the three months ended March 31, 2022)	$69
2023	45
2024	43
2025	39
2026	38
Thereafter	57
$291

4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $0.8 million in relation to pretax income of $2.7 million for the three months ended March 31, 2022, which resulted in an effective income tax rate of 30.1%, primarily impacted by state taxes, certain stock-based compensation, change in valuation allowances against certain deferred tax assets and non-deductible expenses. The Company recorded an income tax provision of $0.5 million in relation to pretax income of $1.1 million for the three months ended March 31, 2021, which resulted in an effective income tax rate of 44.8% primarily impacted by certain stock-based compensation, changes in valuation allowances against certain deferred tax assets and non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of March 31, 2022.
Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2022 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.

5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Revolving Loans; 1.8% and 1.7% interest rate at March 31, 2022 and December 31, 2021	$45,000	$46,250
Various finance leases; weighted average interest rate of 4.7% at March 31, 2022 and December 31, 2021; principal and interest payable monthly through November 2027	29,687	31,992
	74,687	78,242
Less current portion	(12,860)	(13,816)
	$61,827	$64,426
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
As of March 31, 2022, the Company's borrowing availability under the revolving loan commitment was $22.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $45.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of March 31, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 1.8%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of March 31, 2022.
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

The 2021 Credit Agreement allows for payment of dividends. In February 2022, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that was payable on May 31, 2022 to shareholders of record as of April 29, 2022. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of March 31, 2022.
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

6. Commitments and Contingencies
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements used in the ordinary course of business. Certain lease agreements for the Company's facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, on the Company's Annual Report on Form 10-K for the year ended December 31, 2021 a schedule of the Company's future minimum operating lease payments.
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2022, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
7. Stock-Based Compensation
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company is authorized to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of March 31, 2022, 1.2 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the three months ended March 31, 2022, the Company granted options to acquire a total of 1.4 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the three months ended March 31, 2022, the Company granted 0.1 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date.
Stock-based compensation expense was $0.5 million for the three months ended March 31, 2022, compared to stock-based compensation expense of $0.3 million for the three months ended March 31, 2021.

As of March 31, 2022, total unrecognized compensation cost related to unvested stock-based payments totaled $3.5 million and is expected to be recognized over a weighted-average period of approximately 2.4 years.
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
As of March 31, 2022, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $13.8 million as of March 31, 2022 and December 31, 2021 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of March 31, 2022 for borrowings under its 2021 Credit Agreement is $45.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $45.0 million as of March 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
Business Summary
ARC Document Solutions Inc. is a digital printing company. We provide digital printing and document-related services to customers in a growing variety of industries. Our primary services and product offering are:
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our service agreements. We operate more than 10,500 managed print services, or MPS locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces equipment in offices around the world. We also provide proprietary software to our customers to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
Scanning and Digital Imaging: We scan hard-copy small format or large format documents in color or black and white, typically providing them to our customers as searchable PDF files. We also use our patented optical character recognition technology to make documents searchable, and we host them on proprietary applications for use as part of our ARC Facilities solutions. The types of documents that we scan include office files, construction plans and other small or large documents. We also process, distribute and print-on-demand images we capture for our customers. Our large, centralized Scanning and Digital Imaging centers are compliant with the Health Insurability Portability and Accountability Act of 1996, or HIPAA, so we can convert documents that include protected health information. Our unique software creates efficient search tags on scanned data for easy search and retrieval. We offer Cloud-based document management software and other digital hosting services to our customers or make files available for our customers to host themselves.
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

In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derive approximately 32% of our total revenue from the products and services delivered in California.

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
The effects of global supply chain disruptions have been confined primarily to price increases for production materials and the demand for greater flexibility in inventory practices, such as purchasing in greater volume to leverage better economics or to ensure production continuity by having materials on hand. As noted above, price increases are often passed on to our customers. Labor costs have increased moderately to retain valuable employees or to compete for new hires. While these increases had an effect, we believe our cost optimization program will continue to make them manageable in the future.

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

Because our relationships with credit providers allows us to obtain attractive lease rates, we chose to lease rather than purchase most of our equipment over the past two years.

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
Throughout the first quarter of 2022, we believe uncertainty surrounding the potential disruption to our business related to the COVID-19 pandemic has begun to dissipate, as well as the pandemic’s overall impact on the U.S. economy, on our clients’ ongoing business operations, and on our results of operations and financial condition. However, we remain cautious in our prediction of future events and their potential effects on our business results. Our management team is actively monitoring the continuing impacts of the COVID-19 pandemic and may take further voluntary or required actions to alter our business operations to protect employees and customers. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2022(2)	2021(2)	$	%
Digital Printing	$41.9	$37.4	$4.5	12.1%
MPS	18.7	17.3	1.3	7.6%
Scanning and Digital Imaging	4.2	3.0	1.1	37.8%
Equipment and supplies sales	4.7	3.9	0.8	19.8%
Total net sales	$69.5	$61.7	$7.8	12.6%

Gross profit	$22.4	$18.8	$3.7	19.5%
Selling, general and administrative expenses	$19.4	$17.0	$2.4	13.9%
Amortization of intangible assets	$—	$0.1	$—	(53.3)%
Interest expense, net	$0.4	$0.6	$(0.2)	(30.6)%
Income tax provision	$0.8	$0.5	$0.3	60.9%
Net income attributable to ARC	$2.0	$0.8	$1.2	149.9%
Non-GAAP (1)
Adjusted net income attributable to ARC (1)	$2.0	$0.9	$1.1	115.0%
EBITDA (1)	$8.6	$8.4	$0.2	2.4%
Adjusted EBITDA (1)	$9.1	$8.8	$0.3	3.6%

(1)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
(2)Column does not foot due to rounding.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2022(1)	2021(1)
Net sales	100.0%	100.0%
Cost of sales	67.7	69.6
Gross profit	32.3	30.4
Selling, general and administrative expenses	27.9	27.5
Amortization of intangible assets	0.1	0.1
Income from operations	4.4	2.8
Interest expense, net	0.6	1.0
Income before income tax provision	3.8	1.8
Income tax provision	1.1	0.8
Net income	2.7	1.0
Loss attributable to the noncontrolling interest	0.2	0.3
Net income attributable to ARC	2.8%	1.3%
Non-GAAP (2)
EBITDA (2)	12.4%	13.7%
Adjusted EBITDA (2)	13.1%	14.2%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Net Sales
Net sales for the three months ended March 31, 2022 increased 12.6%, compared to three months ended March 31, 2021. The increase in net sales in the first quarter of 2022 is primarily due to increasing year-over-year economic activity compared to the first quarter of 2021 when the effects of the COVID-19 pandemic constrained normal business levels.
Digital Printing. Year-over-year sales of Digital Printing services increased $4.5 million, or 12.1%, for the three months ended March 31, 2022. The increase is due to increased volume from digital plan printing from our construction-oriented customers, as well as an increase in digital color graphic printing. Digital Printing services represented 60% of total net sales for the three months ended March 31, 2022, compared to 61% for the three months ended March 31, 2021. The impact of the pandemic on Digital Printing was not as pronounced as other parts of our business due to the expansion of our products and services beyond the construction industry.
MPS. Year-over-year sales of MPS services for the three months ended March 31, 2022 increased $1.3 million, or 7.6%. The increase in MPS sales reflect a moderation of work-from-home directives that drove more employees into offices during the period, and continuing activity on construction job sites. MPS sales represented approximately 27% of total net sales for the three months ended March 31, 2022, compared to 28% for the three months ended March 31, 2021.
The number of MPS locations has remained relatively flat year-over-year at approximately 10,800 and 10,750 as of March 31, 2022 and 2021, respectively.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $1.1 million, or 37.8%, for the three months ended March 31, 2022. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to increased demand for paper-to-digital document conversions in re-opened offices. We continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $0.8 million, or 19.8%, for the three months ended March 31, 2022. The increase is driven by demand from offices and job sites as they re-opened to employees, especially in the U.S.
Gross Profit
During the three months ended March 31, 2022, gross profit increased to $22.4 million, or 32.3%, compared to $18.8 million, or 30.4% during the three months ended March 31, 2021, primarily driven by the increase in sales of $7.8 million.
Gross margin improvement was largely driven by the new cost structure we put in place in 2020, and through our efforts to drive more work through our service centers to leverage our infrastructure, cross-trained workforce, and production-grade equipment, which we were able to leverage with the increase in sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $2.4 million, or 13.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase is due to selective increases in salaries to retain existing employees or attract new hires, as well as commissions, bonuses, and travel resulting from increased sales and profitability. It should be noted that in the first quarter of 2021, salary reductions as a result of the COVID-19 pandemic were still in effect.
Amortization of Intangibles
Amortization of intangibles was less than $0.1 million for the three months ended March 31, 2022, and 2021, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.4 million for the three months ended March 31, 2022, compared to $0.6 million for the three months ended March 31, 2021, decreased due to the continued pay down of our long-term debt, and decrease in bank debt interest spread due to the improvement in our leverage ratio.

Income Taxes
We recorded an income tax provision of $0.8 million in relation to pretax income of $2.7 million for the three months ended March 31, 2022, which resulted in an effective income tax rate of 30.1%. Our effective income tax rate for the three months ended March 31, 2022 primarily impacted by state taxes, certain stock-based compensation, change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of the change in valuation allowances and certain stock-based compensation, our effective income tax rate would have been 28.8%, for the three months ended March 31, 2022.
By comparison, we recorded an income tax provision of $0.5 million in relation to pretax income of $1.1 million for the three months ended March 31, 2021, which resulted in an effective income tax rate of 44.8%. Our effective income tax rate for three months ended March 31, 2021 was primarily impacted by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 28.9% for the three months ended March 31, 2021.
We have a $2.4 million valuation allowance against certain deferred tax assets as of March 31, 2022.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $2.0 million during the three months ended March 31, 2022, as compared to $0.8 million during the three months ended March 31, 2021. The increase in net income attributable to ARC was primarily driven by the increase in net sales and the decrease in depreciation expense of $1.1 million, partially offset by the increase in selling, general and administrative expenses described above. Since the onset of the COVID-19 pandemic our need for printing equipment has significantly decreased, therefore reducing our depreciation expense.
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
EBITDA margin decreased to 12.4% for the three months ended March 31, 2022, from 13.7% for the same period in 2021. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 13.1% during the three months ended March 31, 2022, as compared to 14.2% for the same period in 2021. The decrease in adjusted EBITDA margin for the three months ended March 31, 2022 was due to the increase in selling, general and administrative expenses described above.
Impact of Inflation
We do not believe inflation has had a significant effect on our operations. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
Non-GAAP Financial Measures
EBITDA and related ratios presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, net income margin or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating, investing or financing activities as a measure of our liquidity.

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
We use EBITDA to measure and compare the performance of our operating divisions. Our operating divisions’ financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating divisions. We use EBITDA to compare the performance of our operating divisions and to measure performance for determining consolidated-level compensation. In addition, we use EBITDA to evaluate potential acquisitions and potential capital expenditures.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2022 and 2021 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2022 and 2021. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three months ended March 31, 2022 and 2021 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.

The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2022	2021
Cash flows provided by operating activities	$2,931	$5,375
Changes in operating assets and liabilities	5,585	2,494
Non-cash expenses, including depreciation and amortization	(6,660)	(7,257)
Income tax provision	798	496
Interest expense, net	430	620
Loss attributable to the noncontrolling interest	116	177
Depreciation and amortization	5,429	6,524
EBITDA	$8,629	$8,429
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2022	2021
Net income attributable to ARC Document Solutions, Inc.	$1,972	$789
Interest expense, net	430	620
Income tax provision	798	496
Depreciation and amortization	5,429	6,524
EBITDA	8,629	8,429
Stock-based compensation	451	339
Adjusted EBITDA	$9,080	$8,768

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2022(1)	2021
Net income margin attributable to ARC Document Solutions, Inc.	2.8%	1.3%
Interest expense, net	0.6	1.0
Income tax provision	1.1	0.8
Depreciation and amortization	7.8	10.6
EBITDA margin	12.4	13.7
Stock-based compensation	0.6	0.5
Adjusted EBITDA margin	13.1%	14.2%

(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2022	2021
Net income attributable to ARC Document Solutions, Inc.	$1,972	$789
Deferred tax valuation allowance and other discrete tax items	6	131
Adjusted net income attributable to ARC Document Solutions, Inc.	$1,978	$920

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average common shares outstanding:
Basic	42,064	42,264
Diluted	43,739	42,634
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.02
Diluted	$0.05	$0.02
Weighted average common shares outstanding:
Basic	42,064	42,264
Diluted	43,739	42,634

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of March 31, 2022 was $50.4 million. Of this amount, $15.9 million was held in foreign countries, with $15.0 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$2,931	$5,375
Net cash used in investing activities	$(1,154)	$(437)
Net cash used in financing activities	$(7,364)	$(10,381)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to the timing of accounts receivable collections and timing of payables. Days sales outstanding, or DSO, was 53 days as of March 31, 2022 and 54 days as of March 31, 2021. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
DSO is calculated by taking the respective years March 31st, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $1.2 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. The increase in capital expenditures is driven primarily by the fact that in the prior year we had a low level of purchases.
Because our relationships with credit providers allow us to obtain attractive lease rates, we usually choose to lease rather than purchase equipment unless there is a compelling reason to do otherwise. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
Financing Activities
Net cash of $7.4 million used in financing activities during the three months ended March 31, 2022, primarily relates to payments on our revolver debt agreement, finance leases, dividends and share repurchases.
Our cash position, working capital, and debt obligations as of March 31, 2022 and December 31, 2021 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$50,374	$55,929
Working capital	$37,618	$37,082

Borrowings from revolving credit facility	$45,000	$46,250
Other debt obligations	29,687	31,992
Total debt obligations	$74,687	$78,242

The increase of $0.5 million in working capital was primarily driven by the increase in accounts receivable of $1.3 million and a $0.9 million increase in inventory, in addition to a decrease in the current portion of operating and finance lease liabilities, as we entered into fewer leases, partially offset by the decrease in cash. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $50.4 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
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
As of March 31, 2022, our borrowing availability under the revolving loan commitment was $22.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $45.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the our Total Leverage Ratio. As of March 31, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 1.8%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of March 31, 2022.
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
Finance Leases
As of March 31, 2022, we had $29.7 million of finance lease obligations outstanding, with a weighted average interest rate of 4.7% and maturities between 2022 and 2027. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2021 for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of March 31, 2022.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2021 for the schedule on maturities of operating lease liabilities as there were no material changes as of March 31, 2022.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2022 we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

Critical Accounting Policies and Significant Judgements and Estimates
Our management prepares financial statements in conformity with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our Annual Report on Form 10-K for the year ended December 31, 2021 includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to the critical accounting policies, significant judgements and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.4 million valuation allowance against certain deferred tax assets as of March 31, 2022.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information required under this Item 3.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and our

Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2022 - January 31, 2022	—		—	$7,958
February 1, 2022 - February 28, 2022	—		—	$7,958
March 1, 2022 - March 31, 2022	45	$3.46	45	$7,802
Total repurchases during the first quarter of 2022	45		45

(1) On May 1, 2019, we announced that our Board of Directors approved a stock repurchase program that authorizes us to purchase up to $15.0 million of our outstanding common stock through March 31, 2021, which authorization was subsequently extended through March 31, 2023. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

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
Date: May 5, 2022

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman, President and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer