Form 10-Q
period 2022-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2022-08-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 42,998,268 as of July 26, 2022.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2022

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$44,595	$55,929
Accounts receivable, net of allowances for accounts receivable of $2,190 and $2,104	44,363	39,441
Inventory	9,882	8,842
Prepaid expenses	4,654	4,125
Other current assets	3,279	4,207
Total current assets	106,773	112,544
Property and equipment, net of accumulated depreciation of $233,976 and $229,803	41,384	45,153
Right-of-use assets from operating leases	29,329	29,360
Goodwill	121,051	121,051
Other intangible assets, net	243	325
Deferred income taxes	10,639	13,293
Other assets	2,236	2,273
Total assets	$311,655	$323,999
Liabilities and Equity
Current liabilities:
Accounts payable	$23,690	$22,753
Accrued payroll and payroll-related expenses	10,145	11,857
Accrued expenses	16,462	16,752
Current operating lease liability	10,126	10,284
Current portion of finance leases	12,137	13,816
Total current liabilities	72,560	75,462
Long-term operating lease liabilities	24,579	24,952
Long-term debt and finance leases	59,995	64,426
Other long-term liabilities	177	167
Total liabilities	157,311	165,007
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 50,896 and 50,584 shares issued and 42,998 and 43,108 shares outstanding	51	50
Additional paid-in capital	131,119	129,881
Retained earnings	42,773	41,768
Accumulated other comprehensive loss	(3,549)	(2,501)
	170,394	169,198
Less cost of common stock in treasury, 7,898 and 7,476 shares	18,101	16,771
Total ARC Document Solutions, Inc. shareholders’ equity	152,293	152,427
Noncontrolling interest	2,051	6,565
Total equity	154,344	158,992
Total liabilities and equity	$311,655	$323,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales	$74,564	$68,799	$144,052	$130,529
Cost of sales	49,026	46,007	96,065	88,950
Gross profit	25,538	22,792	47,987	41,579
Selling, general and administrative expenses	19,939	18,549	39,294	35,544
Amortization of intangible assets	35	56	70	131
Income from operations	5,564	4,187	8,623	5,904
Other income, net	(9)	(12)	(34)	(23)
Interest expense, net	446	576	876	1,196
Income before income tax provision	5,127	3,623	7,781	4,731
Income tax provision	2,001	1,155	2,799	1,651
Net income	3,126	2,468	4,982	3,080
Loss attributable to the noncontrolling interest	136	106	252	283
Net income attributable to ARC Document Solutions, Inc. shareholders	$3,262	$2,574	$5,234	$3,363
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$0.06	$0.12	$0.08
Diluted	$0.08	$0.06	$0.12	$0.08
Weighted average common shares outstanding:
Basic	42,250	42,304	42,172	42,284
Diluted	43,490	42,597	43,630	42,613
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income	$3,126	$2,468	$4,982	$3,080
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,444)	244	(1,402)	323
Distribution to noncontrolling interest	(3,908)	—	(3,908)	—
Other comprehensive (loss) income, net of tax	(5,352)	244	(5,310)	323
Comprehensive (loss) income	(2,226)	2,712	(328)	3,403
Comprehensive loss attributable to noncontrolling interest, net of tax	(4,430)	(35)	(4,514)	(212)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$2,204	$2,747	$4,186	$3,615
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2021	49,433	$49	$128,108	$37,250	$(2,708)	$(14,813)	$6,491	$154,377
Stock-based compensation	963	1	404					405
Issuance of common stock under Employee Stock Purchase Plan	7		12					12
Treasury shares						(869)		(869)
Cash Dividends - common stock ($0.02 per share)				(842)				(842)
Comprehensive income (loss), net of tax				2,574	173		(35)	2,712
Balance at June 30, 2021	50,403	$50	$128,524	$38,982	$(2,535)	$(15,682)	$6,456	$155,795

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2022	50,830	$51	$130,639	$41,624	$(2,491)	$(17,052)	$6,481	$159,252
Stock-based compensation	47		439					439
Stock options exercised	10		23					23
Issuance of common stock under Employee Stock Purchase Plan	9		18					18
Treasury shares						(1,049)		(1,049)
Cash Dividends - common stock ($0.05 per share)				(2,113)				(2,113)
Comprehensive income (loss), net of tax				3,262	(1,058)		(4,430)	(2,226)
Balance at June 30, 2022	50,896	$51	$131,119	$42,773	$(3,549)	$(18,101)	$2,051	$154,344

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation	963	1	743					744
Issuance of common stock under Employee Stock Purchase Plan	18		26					26
Treasury shares						(1,025)		(1,025)
Cash dividends - common stock ($0.02 per share)				(1,689)				(1,689)
Comprehensive income (loss), net of tax				3,363	252		(212)	3,403
Balance at June 30, 2021	50,403	$50	$128,524	$38,982	$(2,535)	$(15,682)	$6,456	$155,795

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	152		890					890
Stock options exercised	145	1	310					311
Issuance of common stock under Employee Stock Purchase Plan	15		38					38
Treasury shares						(1,330)		(1,330)
Cash dividends - common stock ($0.05 per share)				(4,229)				(4,229)
Comprehensive income (loss), net of tax				5,234	(1,048)		(4,514)	(328)
Balance at June 30, 2022	50,896	$51	$131,119	$42,773	$(3,549)	$(18,101)	$2,051	$154,344
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$4,982	$3,080
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	201	6
Depreciation	10,547	12,768
Amortization of intangible assets	70	131
Amortization of deferred financing costs	30	32
Stock-based compensation	890	743
Deferred income taxes	2,578	1,434
Deferred tax valuation allowance	16	103
Other non-cash items, net	(106)	(79)
Changes in operating assets and liabilities:
Accounts receivable	(5,607)	(1,859)
Inventory	(1,156)	214
Prepaid expenses and other assets	5,197	5,323
Accounts payable and accrued expenses	(6,113)	(5,007)
Net cash provided by operating activities	11,529	16,889
Cash flows from investing activities
Capital expenditures	(2,666)	(1,554)
Other	142	220
Net cash used in investing activities	(2,524)	(1,334)
Cash flows from financing activities
Proceeds from stock option exercises	311	—
Proceeds from issuance of common stock under Employee Stock Purchase Plan	38	26
Share repurchases	(1,330)	(1,025)
Distribution to noncontrolling interest	(3,908)	—
Payments on finance leases	(7,827)	(9,565)
Borrowings under revolving credit facilities	76,000	38,750
Payments under revolving credit facilities	(78,500)	(45,000)
Payment of deferred financing costs	—	(281)
Dividends paid	(4,218)	(1,269)
Net cash used in financing activities	(19,434)	(18,364)
Effect of foreign currency translation on cash balances	(905)	231
Net change in cash and cash equivalents	(11,334)	(2,578)
Cash and cash equivalents at beginning of period	55,929	54,950
Cash and cash equivalents at end of period	$44,595	$52,372
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$4,363	$2,094
Operating lease obligations incurred	$4,799	$1,198
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Noncontrolling Interest
The Company accounted for its investment in UNIS Document Solutions Co. Ltd., ("UDS") under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS has been consolidated in the Company's financial statements from the date of acquisition. Noncontrolling interest, which represents the 35% noncontrolling interest in UDS owned by the joint venture ("JV") partner, is reflected on the Company's Condensed Consolidated Financial Statements. During the second quarter of 2022, the Company completed an $11.2 million capital distribution from its Chinese JV. As the Company is 65% owner, $7.3 million came to the Company's US operations, and 35% or $3.9 million went to the JV partner, thus resulting in a $3.9 million decrease in the Company's consolidated cash and noncontrolling interest balance sheet accounts.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service Sales
Digital Printing	$46,165	$43,089	$88,112	$80,523
MPS(1)	19,248	18,005	37,902	35,340
Scanning and Digital Imaging	4,320	3,286	8,489	6,310
Total services sales	$69,733	$64,380	$134,503	$122,173
Equipment and Supplies Sales	4,831	4,419	9,549	8,356
Total net sales	$74,564	$68,799	$144,052	$130,529
(1) MPS includes $17.8 million of rental income and $1.4 million of service income for the three months ended June 30, 2022 and $35.0 million of rental income and $2.9 million of service income for the six months ended June 30, 2022. MPS includes $16.5 million of rental income and $1.5 million of service income for the three months ended June 30, 2021 and $32.3 million of rental income and $3.0 million of service income for the six months ended June 30, 2021.
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
Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (“ASU 2016-13”), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be January 1, 2023. The Company is currently evaluating the potential impact of the adoption of the new standard on its consolidated statements of financial condition and results of operations, but does not currently expect a material impact on the Company's consolidated financial statements.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2022, 3.2 million and 3.0 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and six months ended June 30, 2021, 5.0 million shares of common stock were excluded from the calculation of diluted net loss attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average common shares outstanding during the period—basic	42,250	42,304	42,172	42,284
Effect of dilutive stock awards	1,240	293	1,458	329
Weighted average common shares outstanding during the period—diluted	43,490	42,597	43,630	42,613

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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2021 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2022, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2021 through June 30, 2022.
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

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2022 and December 31, 2021 which continue to be amortized:

	June 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,264	$99,242	$22	$99,446	$99,371	$75
Trade names and trademarks	20,307	20,086	221	20,344	20,094	250
	$119,571	$119,328	$243	$119,790	$119,465	$325
Estimated future amortization expense of other intangible assets for the remainder of the 2022 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2022 (excluding the six months ended June 30, 2022)	$33
2023	43
2024	41
2025	37
2026	36
Thereafter	53
$243
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $2.0 million and $2.8 million in relation to pretax income of $5.1 million and $7.8 million, respectively for the three and six months ended June 30, 2022, which resulted in an effective income tax rate of 39.0% and 36.0%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. The Company recorded an income tax provision of $1.2 million and $1.7 million in relation to pretax income of $3.6 million and $4.7 million, respectively, for the three and six months ended June 30, 2021, which resulted in an effective income tax rate of 31.9% and 34.9%, respectively, primarily impacted by certain stock-based compensation, changes in valuation allowances against certain deferred tax assets and non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of June 30, 2022.
Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2022 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.

5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Revolving Loans; 2.9% and 1.7% interest rate at June 30, 2022 and December 31, 2021	$43,750	$46,250
Various finance leases; weighted average interest rate of 4.8% and 4.7% at June 30, 2022 and December 31, 2021, respectively; principal and interest payable monthly through December 2027	28,382	31,992
	72,132	78,242
Less current portion	(12,137)	(13,816)
	$59,995	$64,426
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
As of June 30, 2022, the Company's borrowing availability under the revolving loan commitment was $24.1 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $43.8 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of June 30, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 2.9%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of June 30, 2022.
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

The 2021 Credit Agreement allows for payment of dividends. In April 2022, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that was payable on August 31, 2022 to shareholders of record as of July 29, 2022. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of June 30, 2022.
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2022, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
7. Stock-Based Compensation
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company is authorized to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2022, 1.4 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the six months ended June 30, 2022, the Company granted options to acquire a total of 1.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the six months ended June 30, 2022, the Company granted 0.1 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 16 thousand shares of restricted stock awards to each of the Company's three non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.

Stock-based compensation expense was $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively, compared to stock-based compensation expense of $0.4 million and $0.7 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2022, total unrecognized compensation cost related to unvested stock-based payments totaled $3.5 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.
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
As of June 30, 2022, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $1.9 million as of June 30, 2022 and $15.4 million as of December 31, 2021 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2022 for borrowings under its 2021 Credit Agreement is $43.8 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $43.8 million as of June 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
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
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs.” Indirect costs consist primarily of equipment expenses related to our MPS locations (typically our customers’ offices and job sites) and our service centers. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, the impact of paper pricing on our operating margins is minimized and in some cases eliminated as they are often passed on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste, and we maintain low levels of inventory. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
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
Throughout the second quarter of 2022, we believe the disruption to our business related to the COVID-19 pandemic has largely dissipated and we are now working under conditions that are likely to continue for the foreseeable future. A lasting effect of the pandemic appears to be the use of hybrid work schedules for many of our office-based clients. While this could change and more people may come back to work in offices, there is no indication of a mass return to offices throughout the country and thus we believe that our managed print services business line is likely to remain muted relative to periods prior to the pandemic. This does not preclude year-over-year growth in this part of our business, but at this time we do not expect revenues to ramp up quickly to levels prior to 2020 and ultimately, may never do so. Our management team is actively monitoring the continuing impacts of the COVID-19 pandemic and may take further voluntary or required actions to alter our business operations to protect employees and customers. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2022(1)	2021(1)	$	%	2022(1)	2021(1)	$	%
Digital Printing	$46.2	$43.1	$3.1	7.1%	$88.1	$80.5	$7.6	9.4%
MPS	19.2	18.0	1.2	6.9%	37.9	35.3	2.6	7.2%
Scanning and Digital Imaging	4.3	3.3	1.0	31.5%	8.5	6.3	2.2	34.5%
Equipment and supplies sales	4.8	4.4	0.4	9.3%	9.5	8.4	1.2	14.3%
Total net sales	$74.6	$68.8	$5.8	8.4%	$144.1	$130.5	$13.5	10.4%

Gross profit	$25.5	$22.8	$2.7	12.0%	$48.0	$41.6	$6.4	15.4%
Selling, general and administrative expenses	$19.9	$18.5	$1.4	7.5%	$39.3	$35.5	$3.8	10.6%
Amortization of intangible assets	$—	$0.1	$—	(37.5)%	$0.1	$0.1	$(0.1)	(46.6)%
Interest expense, net	$0.4	$0.6	$(0.1)	(22.6)%	$0.9	$1.2	$(0.3)	(26.8)%
Income tax provision	$2.0	$1.2	$0.8	73.2%	$2.8	$1.7	$1.1	69.5%
Net income attributable to ARC	$3.3	$2.6	$0.7	26.7%	$5.2	$3.4	$1.9	55.6%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$3.7	$2.6	$1.1	39.8%	$5.7	$3.6	$2.1	59.2%
EBITDA (2)	$10.9	$10.7	$0.2	2.0%	$19.5	$19.1	$0.4	2.2%
Adjusted EBITDA (2)	$11.3	$11.1	$0.3	2.3%	$20.4	$19.9	$0.6	2.8%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2022 (1)	2021 (1)	2022(1)	2021(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.8	66.9	66.7	68.1
Gross profit	34.2	33.1	33.3	31.9
Selling, general and administrative expenses	26.7	27.0	27.3	27.2
Amortization of intangible assets	—	0.1	—	0.1
Income from operations	7.5	6.1	6.0	4.5
Interest expense, net	0.6	0.8	0.6	0.9
Income before income tax provision	6.9	5.3	5.4	3.6
Income tax provision	2.7	1.7	1.9	1.3
Net income	4.2	3.6	3.5	2.4
Loss attributable to the noncontrolling interest	0.2	0.2	0.2	0.2
Net income attributable to ARC	4.4%	3.7%	3.6%	2.6%
Non-GAAP (2)
EBITDA (2)	14.6%	15.5%	13.6%	14.6%
Adjusted EBITDA (2)	15.2%	16.1%	14.2%	15.2%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Net Sales
Net sales for the three and six months ended June 30, 2022 increased 8.4% and 10.4%, respectively, compared to the same periods in 2021. The increase in net sales in 2022 is primarily due to the expansion of the number of industries we serve and an increase in sales of our services to existing customers. The increase in economic activity in 2022 as compared to 2021 has also contributed to the sales growth.
Digital Printing. Year-over-year sales of Digital Printing services increased $3.1 million, or 7.1%, for the three months ended June 30, 2022. Year-over-year sales of Digital Printing services increased $7.6 million, or 9.4%, for the six months ended June 30, 2022. The increase is due to an increase in digital color graphic printing from new and existing customers, as well as an increase in sales in digital plan printing from our construction-oriented customers. Digital Printing services represented 62% and 61% of total net sales for the three and six months ended June 30, 2022, respectively, compared to 63% and 62% for the three and six months ended June 30, 2021.
MPS. Year-over-year sales of MPS services for the three months ended June 30, 2022 increased $1.2 million, or 6.9%. Year-over-year sales of MPS services for the six months ended June 30, 2021 increased $2.6 million, or 7.2%. The increase in MPS sales reflect an increase in on-site printing volume as moderation of work-from-home directives encouraged more employees to return to offices during the period, as well as continuing activity on construction job sites where our equipment is often placed in job trailers for the duration of building projects.
MPS sales represented approximately 26% of total net sales for the three and six months ended June 30, 2022, compared to 26% and 27% for the three and six months ended June 30, 2021.
The number of MPS locations has remained relatively flat year-over-year at approximately 10,800 as of June 30, 2022 and 2021.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $1.0 million, or 31.5%, and $2.2 million or 34.5% for the three and six months ended June 30, 2022, respectively. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to increased demand for paper-to-digital document conversions in re-opened offices. We continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $0.4 million, or 9.3%, for the three months ended June 30, 2022. Year-over-year sales of Equipment and Supplies increased $1.2 million, or 14.3%, for the six months ended June 30, 2022. The increase is driven by demand from offices and job sites as they re-opened to employees, especially in the U.S.
Gross Profit
During the three months ended June 30, 2022, gross profit increased to $25.5 million, or 34.2%, compared to $22.8 million, or 33.1% during the three months ended June 30, 2021, primarily driven by the increase in net sales of $5.8 million.
During the six months ended June 30, 2022, gross profit increased to $48.0 million, or 33.3%, compared to $41.6 million, or 31.9% during the six months ended June 30, 2021, primarily driven by the increase in net sales of $13.5 million.
Gross margin improvement was largely driven by the new cost structure we put in place in 2020, and through our efforts to drive more work through our service centers which allows us to leverage our infrastructure, cross-trained workforce, and production-grade equipment. The improved gross margins driven by our ability to better leverage our costs, were partially offset by an increase in labor and material costs resulting from current inflationary pressures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $1.4 million, or 7.5%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Selling, general and administrative expenses increased $3.8 million or 10.6%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increases are due to selective increases in salaries to retain existing employees or attract new hires, as well as commissions, bonuses, and travel resulting from increased sales and profitability. It should be noted that in the first quarter of 2021, salary reductions as a result of the COVID-19 pandemic were still in effect.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three and six months ended June 30, 2022, compared to $0.1 million for the three and six months ended June 30, 2021, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively, decreased compared to $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively. The decrease is due to the continued pay down of our long-term debt, and decrease in bank debt interest spread due to the improvement in our leverage ratio.
Income Taxes
We recorded an income tax provision of $2.0 million and $2.8 million in relation to pretax income of $5.1 million and $7.8 million for the three and six months ended June 30, 2022, respectively, which resulted in an effective income tax rate of 39.0% and 36.0%, respectively. Our effective income tax rate for the three and six months ended June 30, 2022 was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, our effective income tax rate would have been 30.3% and 29.8%, respectively, for the three and six months ended June 30, 2022.
By comparison, we recorded an income tax provision of $1.2 million and $1.7 million in relation to pretax income of $3.6 million and $4.7 million for the three and six months ended June 30, 2021, respectively, which resulted in an effective income tax rate of 31.9% and 34.9%, respectively. Our effective income tax rate for the three and six months ended June 30, 2021 was primarily impacted by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 29.9% and 28.7%, respectively, for the three and six months ended June 30, 2021.
We have a $2.4 million valuation allowance against certain deferred tax assets as of June 30, 2022.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $3.3 million and $5.2 million during the three and six months ended June 30, 2022, respectively, as compared to $2.6 million and $3.4 million during the three and six months ended June 30, 2021, respectively. The increase in net income attributable to ARC was primarily driven by the increase in net sales and the year-to-date decrease in depreciation expense of $2.2 million, partially offset by the increase in selling, general and administrative expenses described above. As hybrid work schedules reduced office printing volumes, our need for printing equipment has significantly decreased and reduced our depreciation expense.
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

EBITDA margin decreased to 14.6% for the three months ended June 30, 2022, from 15.5% for the same period in 2021. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 15.2% during the three months ended June 30, 2022, as compared to 16.1% for the same period in 2021. The decrease in adjusted EBITDA margin for the three and six months ended June 30, 2022, was due to the increase in direct material and labor costs in absolute dollars and as a percentage of sales due to the current market inflationary pressures.

EBITDA margin decreased to 13.6% for the six months ended June 30, 2022, from 14.6% for the same period in 2021. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 14.2% during the three months ended June 30, 2022, as compared to 15.2% for the same period in 2021. The decrease in adjusted EBITDA margin for the six months ended June 30, 2022, was due to the increase in direct material and labor costs in absolute dollars and as a percentage of sales due to the current market inflationary pressures.
Impact of Inflation
We believe we have been able to minimize the impact of inflation to an immaterial amount as price increases for raw materials, such as paper and fuel charges, mostly have been, and we expect will continue to be, passed on to customers in the ordinary course of business.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and six months ended June 30, 2022 and 2021 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2022 and 2021. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and six months ended June 30, 2022 and 2021 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Cash flows provided by operating activities	$8,598	$11,514	$11,529	$16,889
Changes in operating assets and liabilities	2,094	(1,165)	7,679	1,329
Non-cash expenses, including depreciation and amortization	(7,566)	(7,881)	(14,226)	(15,138)
Income tax provision	2,001	1,155	2,799	1,651
Interest expense, net	446	576	876	1,196
Loss attributable to the noncontrolling interest	136	106	252	283
Depreciation and amortization	5,188	6,375	10,617	12,899
EBITDA	$10,897	$10,680	$19,526	$19,109
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income attributable to ARC Document Solutions, Inc.	$3,262	$2,574	$5,234	$3,363
Interest expense, net	446	576	876	1,196
Income tax provision	2,001	1,155	2,799	1,651
Depreciation and amortization	5,188	6,375	10,617	12,899
EBITDA	10,897	10,680	19,526	19,109
Stock-based compensation	439	404	890	743
Adjusted EBITDA	$11,336	$11,084	$20,416	$19,852

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income margin attributable to ARC Document Solutions, Inc.	4.4%	3.7%	3.6%	2.6%
Interest expense, net	0.6	0.8	0.6	0.9
Income tax provision	2.7	1.7	1.9	1.3
Depreciation and amortization	7.0	9.3	7.4	9.9
EBITDA margin	14.6	15.5	13.6	14.6
Stock-based compensation	0.6	0.6	0.6	0.6
Adjusted EBITDA margin	15.2%	16.1%	14.2%	15.2%
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income attributable to ARC Document Solutions, Inc.	$3,262	$2,574	$5,234	$3,363
Deferred tax valuation allowance and other discrete tax items	432	68	438	199
Adjusted net income attributable to ARC Document Solutions, Inc.	$3,694	$2,642	$5,672	$3,562

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.08	$0.06	$0.12	$0.08
Diluted	$0.08	$0.06	$0.12	$0.08
Weighted average common shares outstanding:
Basic	42,250	42,304	42,172	42,284
Diluted	43,490	42,597	43,630	42,613
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.06	$0.13	$0.08
Diluted	$0.08	$0.06	$0.13	$0.08
Weighted average common shares outstanding:
Basic	42,250	42,304	42,172	42,284
Diluted	43,490	42,597	43,630	42,613

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.

Total cash and cash equivalents as of June 30, 2022 was $44.6 million. Of this amount, $4.0 million was held in foreign countries, with $2.8 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced. During the second quarter of 2022, we completed an $11.2 million capital distribution from our Chinese joint venture ("JV"). As we are 65% owners, $7.3 million came to our

US operations, and 35% or $3.9 million went to our JV partner, thus resulting in a $3.9 million decrease in our consolidated cash and noncontrolling interest balance sheet account.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$11,529	$16,889
Net cash used in investing activities	$(2,524)	$(1,334)
Net cash used in financing activities	$(19,434)	$(18,364)

Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to the timing of accounts receivable collections and timing of payroll. Days sales outstanding, or DSO, was 54 days as of June 30, 2022 and 50 days as of June 30, 2021. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
DSO is calculated by taking the respective years June 30th, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $2.7 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. The year-over-year increase in capital expenditures is driven primarily by the fact that in the prior year we made fewer purchases than normal.
Because our relationships with credit providers allow us to obtain attractive lease rates, we usually choose to lease rather than purchase equipment unless there is a compelling reason to do otherwise.
Financing Activities
Net cash of $19.4 million used in financing activities during the six months ended June 30, 2022, primarily relates to payments on our revolver debt agreement, finance leases, dividends, share repurchases and a capital distribution to the noncontrolling interest owner of our Chinese joint venture for $3.9 million.
Our cash position, working capital, and debt obligations as of June 30, 2022 and December 31, 2021 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$44,595	$55,929
Working capital	$34,213	$37,082

Borrowings from revolving credit facility	$43,750	$46,250
Other debt obligations	28,382	31,992
Total debt obligations	$72,132	$78,242

The decrease of $2.9 million in working capital was primarily driven by the decrease in cash of $11.2 million related to our capital distribution from our Chinese joint venture, partially offset by the increase in accounts receivable of $4.9 million and a $1.0 million increase in inventory, in addition to a decrease in the current portion of operating and finance lease liabilities, as we entered into fewer leases. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital. The decrease in cash is in part due to the $3.9 million distribution to our Chinese joint venture partner as well as a timing difference in account receivables collections and payroll payments. We expect the cash balance to increase in the second half of 2022.
We believe that our current cash and cash equivalents balance of $44.6 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
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
As of June 30, 2022, our borrowing availability under the revolving loan commitment was $24.1 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $43.8 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of June 30, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 2.9%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

We will transition to Secured Overnight Financing Rates ("SOFR") by March 31, 2023 and away from LIBOR loan rates. We believe this transition will not have a material impact on our interest expense for the year of transition.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of June 30, 2022.
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
Finance Leases
As of June 30, 2022, we had $28.4 million of finance lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2022 and 2027. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2021, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of June 30, 2022.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2021, for the schedule on maturities of operating lease liabilities as there were no material changes as of June 30, 2022.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.

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
Critical Accounting Policies and Significant Judgements and Estimates
Our management prepares financial statements in conformity with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our Annual Report on Form 10-K for the year ended December 31, 2021, includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to the critical accounting policies, significant judgements and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.4 million valuation allowance against certain deferred tax assets as of June 30, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the six months ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2022 - April 30, 2022	—	—	—	$7,802
May 1, 2022 - May 31, 2022	193	$3.13	193	$7,198
June 1, 2022 - June 30, 2022	75	$3.06	75	$6,968
Total repurchases	268		268

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

Item 5. Other Information
On August 2, 2022, the Company entered into an amendment to the Amended and Restated Executive Employment Agreement with Jorge Avalos, the Company’s Chief Financial Officer. Under the amendment to Mr. Avalos’ employment agreement, he is eligible to receive an annual long term equity incentive award of $100,000 per year, payable in the form of a stock option award under the Company’s 2021 Incentive Plan. The foregoing description of the amendment is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.49 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-K filed on March 13, 2013 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant’s Form 8-K filed on October 6, 2009 and incorporated herein by reference)

10.49	Amendment No. 4 to the Amended and Restated Executive Employment Agreement, dated June 29, 2022, between ARC Document Solutions, Inc. and Jorge Avalos *^

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
Date: August 4, 2022

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer