Form 10-Q
period 2022-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2022-11-03
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,025,662 as of October 24, 2022.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2022

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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$50,648	$55,929
Accounts receivable, net of allowances for accounts receivable of $2,038 and $2,104	41,117	39,441
Inventory	9,495	8,842
Prepaid expenses	4,329	4,125
Other current assets	3,528	4,207
Total current assets	109,117	112,544
Property and equipment, net of accumulated depreciation of $233,124 and $229,803	39,467	45,153
Right-of-use assets from operating leases	29,071	29,360
Goodwill	121,051	121,051
Other intangible assets, net	212	325
Deferred income taxes	8,940	13,293
Other assets	2,264	2,273
Total assets	$310,122	$323,999
Liabilities and Equity
Current liabilities:
Accounts payable	$22,978	$22,753
Accrued payroll and payroll-related expenses	12,372	11,857
Accrued expenses	16,045	16,752
Current operating lease liability	9,953	10,284
Current portion of finance leases	11,611	13,816
Total current liabilities	72,959	75,462
Long-term operating lease liabilities	24,365	24,952
Long-term debt and finance leases	57,231	64,426
Other long-term liabilities	176	167
Total liabilities	154,731	165,007
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 50,924 and 50,584 shares issued and 43,026 and 43,108 shares outstanding	51	50
Additional paid-in capital	131,625	129,881
Retained earnings	44,413	41,768
Accumulated other comprehensive loss	(4,477)	(2,501)
	171,612	169,198
Less cost of common stock in treasury, 7,898 and 7,476 shares	18,101	16,771
Total ARC Document Solutions, Inc. shareholders’ equity	153,511	152,427
Noncontrolling interest	1,880	6,565
Total equity	155,391	158,992
Total liabilities and equity	$310,122	$323,999
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Net sales	$73,136	$72,432	$217,188	$202,961
Cost of sales	48,315	48,643	144,380	137,593
Gross profit	24,821	23,789	72,808	65,368
Selling, general and administrative expenses	19,082	18,829	58,376	54,373
Amortization of intangible assets	17	37	87	168
Income from operations	5,722	4,923	14,345	10,827
Other income, net	(15)	(7)	(49)	(30)
Interest expense, net	454	495	1,330	1,691
Income before income tax provision	5,283	4,435	13,064	9,166
Income tax provision	1,577	1,298	4,376	2,949
Net income	3,706	3,137	8,688	6,217
Loss attributable to the noncontrolling interest	31	41	283	324
Net income attributable to ARC Document Solutions, Inc. shareholders	$3,737	$3,178	$8,971	$6,541
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.08	$0.21	$0.15
Diluted	$0.09	$0.07	$0.21	$0.15
Weighted average common shares outstanding:
Basic	42,283	42,073	42,209	42,213
Diluted	42,956	42,724	43,414	42,629
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$3,706	$3,137	$8,688	$6,217
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(1,068)	(97)	(2,470)	226
Other comprehensive (loss) income, net of tax	(1,068)	(97)	(2,470)	226
Comprehensive income	2,638	3,040	6,218	6,443
Comprehensive loss attributable to noncontrolling interest, net of tax	(171)	(4)	(777)	(216)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$2,809	$3,044	$6,995	$6,659
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2021	50,403	$50	$128,524	$38,982	$(2,535)	$(15,682)	$6,456	$155,795
Stock-based compensation	—	—	481	—	—	—	—	481
Stock options exercised	27	—	54	—	—	—	—	54
Issuance of common stock under Employee Stock Purchase Plan	9	—	17	—	—	—	—	17
Treasury shares	—	—	—	—	—	(568)	—	(568)
Cash dividends - common stock ($0.02 per share)	—	—	—	(841)	—	—	—	(841)
Comprehensive income (loss), net of tax	—	—	—	3,178	(134)	—	(4)	3,040
Balance at September 30, 2021	50,439	$50	$129,076	$41,319	$(2,669)	$(16,250)	$6,452	$157,978

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2022	50,896	$51	$131,119	$42,773	$(3,549)	$(18,101)	$2,051	$154,344
Stock-based compensation	—	—	441	—	—	—	—	441
Stock options exercised	15	—	41	—	—	—	—	41
Issuance of common stock under Employee Stock Purchase Plan	13	—	24	—	—	—	—	24
Treasury shares	—	—	—	—	—	—	—	—
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,097)	—	—	—	(2,097)
Comprehensive income (loss), net of tax	—	—	—	3,737	(928)	—	(171)	2,638
Balance at September 30, 2022	50,924	$51	$131,625	$44,413	$(4,477)	$(18,101)	$1,880	$155,391

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation	963	1	1,224	—	—	—	—	1,225
Stock options exercised	27	—	54	—	—	—	—	54
Issuance of common stock under Employee Stock Purchase Plan	27	—	43	—	—	—	—	43
Treasury shares	—	—	—	—	—	(1,593)	—	(1,593)
Cash dividends - common stock ($0.02 per share)	—	—	—	(2,530)	—	—	—	(2,530)
Comprehensive income (loss), net of tax	—	—	—	6,541	118	—	(216)	6,443
Balance at September 30, 2021	50,439	$50	$129,076	$41,319	$(2,669)	$(16,250)	$6,452	$157,978

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	152	—	1,331	—	—	—	—	1,331
Stock options exercised	160	1	351	—	—	—	—	352
Issuance of common stock under Employee Stock Purchase Plan	28	—	62	—	—	—	—	62
Treasury shares	—	—	—	—		(1,330)	—	(1,330)
Cash dividends - common stock ($0.05 per share)	—	—	—	(6,326)	—	—	—	(6,326)
Distribution of noncontrolling interest							(3,908)	(3,908)
Comprehensive income (loss), net of tax	—	—	—	8,971	(1,976)	—	(777)	6,218
Balance at September 30, 2022	50,924	$51	$131,625	$44,413	$(4,477)	$(18,101)	$1,880	$155,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities
Net income	$8,688	$6,217
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	275	164
Depreciation	15,512	18,760
Amortization of intangible assets	87	168
Amortization of deferred financing costs	46	47
Stock-based compensation	1,331	1,224
Deferred income taxes	4,187	2,637
Deferred tax valuation allowance	30	125
Other non-cash items, net	(135)	(167)
Changes in operating assets and liabilities:
Accounts receivable	(2,880)	(4,008)
Inventory	(896)	338
Prepaid expenses and other assets	6,874	6,965
Accounts payable and accrued expenses	(6,721)	(4,296)
Net cash provided by operating activities	26,398	28,174
Cash flows from investing activities
Capital expenditures	(4,284)	(3,391)
Other	210	291
Net cash used in investing activities	(4,074)	(3,100)
Cash flows from financing activities
Proceeds from stock option exercises	352	54
Proceeds from issuance of common stock under Employee Stock Purchase Plan	62	43
Share repurchases	(1,330)	(1,593)
Distribution to noncontrolling interest	(3,908)	—
Payments on finance leases	(11,588)	(13,918)
Borrowings under revolving credit facilities	114,000	69,250
Payments under revolving credit facilities	(117,750)	(76,750)
Payment of deferred financing costs	—	(281)
Dividends paid	(6,332)	(2,112)
Net cash used in financing activities	(26,494)	(25,307)
Effect of foreign currency translation on cash balances	(1,111)	186
Net change in cash and cash equivalents	(5,281)	(47)
Cash and cash equivalents at beginning of period	55,929	54,950
Cash and cash equivalents at end of period	$50,648	$54,903
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$6,388	$4,771
Operating lease obligations incurred	$7,154	$2,115
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.
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
Noncontrolling Interest
The Company accounted for its investment in UNIS Document Solutions Co. Ltd., ("UDS") under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS has been consolidated in the Company's financial statements from the date of acquisition. Noncontrolling interest, which represents the 35% noncontrolling interest in UDS owned by the joint venture ("JV") partner, is reflected on the Company's Condensed Consolidated Financial Statements. In May of 2022, the Company completed an $11.2 million capital distribution from its Chinese JV. As the Company is 65% owner, $7.3 million came to the Company's US operations, and 35% or $3.9 million went to the JV partner, thus resulting in a $3.9 million decrease in the Company's consolidated cash and noncontrolling interest balance sheet accounts.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service Sales
Digital Printing	$44,654	$44,890	$132,766	$125,413
MPS(1)	19,415	18,497	57,317	53,837
Scanning and Digital Imaging	4,779	4,073	13,268	10,382
Total services sales	$68,848	$67,460	$203,351	$189,632
Equipment and Supplies Sales	4,288	4,972	13,837	13,329
Total net sales	$73,136	$72,432	$217,188	$202,961
(1) MPS includes $17.9 million of rental income and $1.5 million of service income for the three months ended September 30, 2022 and $52.9 million of rental income and $4.4 million of service income for the nine months ended September 30, 2022. MPS includes $17.1 million of rental income and $1.4 million of service income for the three months ended September 30, 2021 and $49.3 million of rental income and $4.5 million of service income for the nine months ended September 30, 2021.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2022, 3.8 million and 3.1 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2021, 4.4 million and 4.6 million shares of common stock were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's stock plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average common shares outstanding during the period—basic	42,283	42,073	42,209	42,213
Effect of dilutive stock awards	673	651	1,205	416
Weighted average common shares outstanding during the period—diluted	42,956	42,724	43,414	42,629

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2022, the Company performed its annual assessment and determined that goodwill was not impaired.
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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2022 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2021 through September 30, 2022.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of September 30, 2022 and concluded that there was no impairment.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2022 and December 31, 2021 which continue to be amortized:

	September 30, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$98,955	$98,942	$13	$99,446	$99,371	$75
Trade names and trademarks	20,259	20,060	199	20,344	20,094	250
	$119,214	$119,002	$212	$119,790	$119,465	$325
Estimated future amortization expense of other intangible assets for the remainder of the 2022 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2022 (excluding the nine months ended September 30, 2022)	$10
2023	41
2024	39
2025	35
2026	34
Thereafter	53
$212
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.6 million and $4.4 million in relation to pretax income of $5.3 million and $13.1 million, respectively for the three and nine months ended September 30, 2022, which resulted in an effective income tax rate of 29.9% and 33.5%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. The Company recorded an income tax provision of $1.3 million and $2.9 million in relation to pretax income of $4.4 million and $9.2 million, respectively, for the three and nine months ended September 30, 2021, which resulted in an effective income tax rate of 29.3% and 32.2%, respectively, primarily impacted by certain stock-based compensation, changes in valuation allowances against certain deferred tax assets and non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.4 million valuation allowance against certain deferred tax assets as of September 30, 2022.
Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2022 are considered more likely than not to be realized. The valuation allowance of $2.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.

5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Revolving Loans; 4.3% and 1.7% interest rate at September 30, 2022 and December 31, 2021	$42,500	$46,250
Various finance leases; weighted average interest rate of 4.8% and 4.7% at September 30, 2022 and December 31, 2021, respectively; principal and interest payable monthly through March 2028	26,342	31,992
	68,842	78,242
Less current portion	(11,611)	(13,816)
	$57,231	$64,426
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
As of September 30, 2022, the Company's borrowing availability under the revolving loan commitment was $25.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $42.5 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of September 30, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 4.3%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of September 30, 2022.
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

The 2021 Credit Agreement allows for payment of dividends. In July 2022, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on November 30, 2022 to shareholders of record as of October 31, 2022. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of September 30, 2022.
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2022, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
7. Stock-Based Compensation
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company is authorized to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2022, 1.4 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the nine months ended September 30, 2022, the Company granted options to acquire a total of 1.7 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the nine months ended September 30, 2022, the Company granted 0.1 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 16 thousand shares of restricted stock awards to each of the Company's three non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted.

Stock-based compensation expense was $0.4 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, compared to stock-based compensation expense of $0.5 million and $1.2 million for the three and nine months ended September 30, 2021, respectively.
As of September 30, 2022, total unrecognized compensation cost related to unvested stock-based payments totaled $3.1 million and is expected to be recognized over a weighted-average period of approximately 2.1 years.
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
As of September 30, 2022, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $1.8 million as of September 30, 2022 and $13.8 million as of December 31, 2021 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2022 for borrowings under its 2021 Credit Agreement is $42.5 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $42.5 million as of September 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.
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
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs.” Indirect costs consist primarily of equipment expenses related to our MPS locations (typically our customers’ offices and job sites) and our service centers. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, the impact of paper pricing on our operating margins are mitigated and in some cases eliminated as they are often passed on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste, and we maintain low levels of inventory. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
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
Throughout the third quarter of 2022, we believe the disruption to our business related to the COVID-19 pandemic has largely dissipated and we are now working under conditions that are likely to continue for the foreseeable future. A lasting effect of the pandemic appears to be the use of hybrid work schedules for many of our office-based clients. While this could change and more people may come back to work in offices, there is no indication of a mass return to offices throughout the country and thus we believe that our managed print services business line is likely to remain muted relative to periods prior to the pandemic. This does not preclude year-over-year growth in this part of our business, but at this time we do not expect revenues to ramp up quickly to levels prior to 2020 and ultimately, may never do so. Our management team is actively monitoring the continuing impacts of the COVID-19 pandemic and may take further voluntary or required actions to alter our business operations to protect employees and customers. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2022(1)	2021(1)	$	%	2022(1)	2021(1)	$	%
Digital Printing	$44.7	$44.9	$(0.2)	(0.5)%	$132.8	$125.4	$7.4	5.9%
MPS	19.4	18.5	0.9	5.0%	57.3	53.8	3.5	6.5%
Scanning and Digital Imaging	4.8	4.1	0.7	17.3%	13.3	10.4	2.9	27.8%
Equipment and supplies sales	4.3	5.0	(0.7)	(13.8)%	13.8	13.3	0.5	3.8%
Total net sales	$73.1	$72.4	$0.7	1.0%	$217.2	$203.0	$14.2	7.0%

Gross profit	$24.8	$23.8	$1.0	4.3%	$72.8	$65.4	$7.4	11.4%
Selling, general and administrative expenses	$19.1	$18.8	$0.3	1.3%	$58.4	$54.4	$4.0	7.4%
Amortization of intangible assets	$—	$—	$—	(54.1)%	$0.1	$0.2	$(0.1)	(48.2)%
Interest expense, net	$0.5	$0.5	$—	(8.3)%	$1.3	$1.7	$(0.4)	(21.3)%
Income tax provision	$1.6	$1.3	$0.3	21.5%	$4.4	$2.9	$1.4	48.4%
Net income attributable to ARC	$3.7	$3.2	$0.6	17.6%	$9.0	$6.5	$2.4	37.2%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$3.7	$3.2	$0.5	15.4%	$9.4	$6.8	$2.6	38.4%
EBITDA (2)	$10.8	$11.0	$(0.3)	(2.3)%	$30.3	$30.1	$0.2	0.6%
Adjusted EBITDA (2)	$11.2	$11.5	$(0.3)	(2.5)%	$31.6	$31.3	$0.3	0.9%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021 (1)	2022	2021(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.1	67.2	66.5	67.8
Gross profit	33.9	32.8	33.5	32.2
Selling, general and administrative expenses	26.1	26.0	26.9	26.8
Amortization of intangible assets	—	0.1	—	0.1
Income from operations	7.8	6.8	6.6	5.3
Interest expense, net	0.6	0.7	0.6	0.8
Income before income tax provision	7.2	6.1	6.0	4.5
Income tax provision	2.2	1.8	2.0	1.5
Net income	5.1	4.3	4.0	3.1
Loss attributable to the noncontrolling interest	—	0.1	0.1	0.2
Net income attributable to ARC	5.1%	4.4%	4.1%	3.2%
Non-GAAP (2)
EBITDA (2)	14.7%	15.2%	13.9%	14.8%
Adjusted EBITDA (2)	15.3%	15.9%	14.6%	15.4%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three and Nine Months Ended September 30, 2022 Compared to Three and Nine Months Ended September 30, 2021
Net Sales
Net sales for the three and nine months ended September 30, 2022 increased 1.0% and 7.0%, respectively, compared to the same periods in 2021. The increase in net sales in 2022 is due to the expansion and diversification of our customer base and selling additional services to existing customers. We believe the current volatility in the market has not negatively impacted our sales but there can be no assurance that this will continue in the future.
Digital Printing. Year-over-year sales of Digital Printing services decreased $0.2 million, or 0.5%, for the three months ended September 30, 2022. The slight decrease in Digital Printing sales for the third quarter of 2022 is due to comparatively outsized sales related to COVID-19 signage for the same period in 2021. This was partially offset by an increase in digital color graphic printing from new and existing customers, as well as an increase in sales in digital plan printing from our construction-oriented customers. Year-over-year sales of Digital Printing services increased $7.4 million, or 5.9%, for the nine months ended September 30, 2022. The increase is due to continuing demand for digital color graphic printing across most of our customer base including digital plan printing from our construction-oriented customers. Digital Printing services represented 61% of total net sales for the three and nine months ended September 30, 2022, compared to 62% for the three and nine months ended September 30, 2021.
MPS. Year-over-year sales of MPS services for the three months ended September 30, 2022 increased $0.9 million, or 5.0%. Year-over-year sales of MPS services for the nine months ended September 30, 2021 increased $3.5 million, or 6.5%. Growth in MPS sales reflects an increase of on-site printing volume as moderation of work-from-home directives encouraged more employees to return to offices during the period, as activity on construction job sites continued, and as we implemented price increases to offset the effects of inflation in our supply chain.
MPS sales represented approximately 27% and 26% of total net sales for the three and nine months ended September 30, 2022, respectively compared to 26% and 27% for the three and nine months ended September 30, 2021, respectively.
The number of MPS locations has remained relatively flat year-over-year at approximately 10,800 as of September 30, 2022 and 2021.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $0.7 million, or 17.3%, and $2.9 million or 27.8% for the three and nine months ended September 30, 2022, respectively. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to growing demand for paper-to-digital document conversions used in day-to-day business operations, and the creation of digital archives to replace long-term warehoused paper document storage. We continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.7 million, or 13.8%, for the three months ended September 30, 2022 as a result of reduced sales of $0.6 million from our Chinese joint venture as the Chinese economy continues to be challenged. Year-over-year sales of Equipment and Supplies increased $0.5 million, or 3.8%, for the nine months ended September 30, 2022. The increase is driven by high demand in the United States from offices and job sites as they re-opened to employees earlier in the year.
Gross Profit
During the three months ended September 30, 2022, gross profit increased to $24.8 million, or 33.9%, compared to $23.8 million, or 32.8% during the three months ended September 30, 2021, primarily driven by the increase in net sales of $0.7 million and a reduction in depreciation expense of $1.0 million.
During the nine months ended September 30, 2022, gross profit increased to $72.8 million, or 33.5%, compared to $65.4 million, or 32.2% during the nine months ended September 30, 2021, primarily driven by the increase in net sales of $14.2 million.
Gross margin improvement was largely driven by the new cost structure we put in place in 2020 and through our efforts to drive more work through our service centers which allows us to leverage our infrastructure (facilities & equipment), cross-trained workforce, and production-grade equipment. The improved gross margins driven by our ability to better leverage our costs, were partially offset by an increase in labor and material costs resulting from current inflationary pressures.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.3 million, or 1.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Selling, general and administrative expenses increased $4.0 million or 7.4%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase is due to higher labor costs, as well as higher commissions, bonuses, and travel resulting from increased sales and profitability.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three and nine months ended September 30, 2022, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.45 million and $1.3 million for the three and nine months ended September 30, 2022, respectively, decreased compared to $0.5 million and $1.7 million for the three and nine months ended September 30, 2021, respectively. The decrease is due to the continued pay down of our long-term debt. The revolving loan features a flexible payment schedule allowing us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to manage our interest expense.
Income Taxes
We recorded an income tax provision of $1.6 million and $4.4 million in relation to pretax income of $5.3 million and $13.1 million for the three and nine months ended September 30, 2022, respectively, which resulted in an effective income tax rate of 29.9% and 33.5%, respectively. Our effective income tax rate for the three and nine months ended September 30, 2022 was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, our effective income tax rate would have been 30.4% and 30.0%, respectively, for the three and nine months ended September 30, 2022.
By comparison, we recorded an income tax provision of $1.3 million and $2.9 million in relation to pretax income of $4.4 million and $9.2 million for the three and nine months ended September 30, 2021, respectively, which resulted in an effective income tax rate of 29.3% and 32.2%, respectively. Our effective income tax rate for the three and nine months ended September 30, 2021 was primarily impacted by certain stock-based compensation, a change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of the change in valuation allowances, certain nondeductible stock-based compensation, and other discrete tax items, our effective income tax rate would have been 29.1% and 28.5%, respectively, for the three and nine months ended September 30, 2021.
We have a $2.4 million valuation allowance against certain deferred tax assets as of September 30, 2022.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $3.7 million and $9.0 million during the three and nine months ended September 30, 2022, respectively, as compared to $3.2 million and $6.5 million during the three and nine months ended September 30, 2021, respectively. The increase in net income attributable to ARC was primarily driven by the increase in net sales and the year-to-date decrease in depreciation expense of $3.2 million, partially offset by the increase in selling, general and administrative expenses described above. As hybrid work schedules reduced office printing volumes, our need for printing equipment has significantly decreased and thus reduced our depreciation expense.
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
EBITDA margin decreased to 14.7% for the three months ended September 30, 2022, from 15.2% for the same period in 2021. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 15.3% during the three months ended September 30, 2022, as compared to 15.9% for the same period in 2021. The decrease in adjusted EBITDA margin for the three and nine months ended September 30, 2022, was due to the inflationary increase in direct material and labor costs in absolute dollars and as a percentage of sales.
EBITDA margin decreased to 13.9% for the nine months ended September 30, 2022, from 14.8% for the same period in 2021. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 14.6% during the nine months ended September 30, 2022, as compared to 15.4% for the same period in 2021. The decrease in adjusted EBITDA margin for the nine months ended September 30, 2022, was due to the increase in direct material and labor costs in absolute dollars and as a percentage of sales due to inflation.
Impact of Inflation
Rising costs for raw materials, such as paper and fuel charges are largely being passed on to customers via price increases during the ordinary course of business. These price increases have moderated the impact of inflation on our direct costs in 2022. As these inflationary pressures continue, however, the increased cost of labor, materials and other indirect costs require close and active management to avoid material impacts to our cost structure.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three and nine months ended September 30, 2022 and 2021 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2022 and 2021. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for the three and nine months ended September 30, 2022 and 2021 to exclude stock-based compensation expense. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Cash flows provided by operating activities	$14,869	$11,285	$26,398	$28,174
Changes in operating assets and liabilities	(4,056)	(328)	3,623	1,001
Non-cash expenses, including depreciation and amortization	(7,107)	(7,820)	(21,333)	(22,958)
Income tax provision	1,577	1,298	4,376	2,949
Interest expense, net	454	495	1,330	1,691
Loss attributable to the noncontrolling interest	31	41	283	324
Depreciation and amortization	4,982	6,029	15,599	18,928
EBITDA	$10,750	$11,000	$30,276	$30,109
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income attributable to ARC Document Solutions, Inc.	$3,737	$3,178	$8,971	$6,541
Interest expense, net	454	495	1,330	1,691
Income tax provision	1,577	1,298	4,376	2,949
Depreciation and amortization	4,982	6,029	15,599	18,928
EBITDA	10,750	11,000	30,276	30,109
Stock-based compensation	441	481	1,331	1,224
Adjusted EBITDA	$11,191	$11,481	$31,607	$31,333

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income margin attributable to ARC Document Solutions, Inc.	5.1%	4.4%	4.1%	3.2%
Interest expense, net	0.6	0.7	0.6	0.8
Income tax provision	2.2	1.8	2.0	1.5
Depreciation and amortization	6.8	8.3	7.2	9.3
EBITDA margin	14.7	15.2	13.9	14.8
Stock-based compensation	0.6	0.7	0.6	0.6
Adjusted EBITDA margin	15.3%	15.9%	14.6%	15.4%
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2022	2021	2022	2021
Net income attributable to ARC Document Solutions, Inc.	$3,737	$3,178	$8,971	$6,541
Deferred tax valuation allowance and other discrete tax items	(28)	37	410	236
Adjusted net income attributable to ARC Document Solutions, Inc.	$3,709	$3,215	$9,381	$6,777

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.08	$0.21	$0.15
Diluted	$0.09	$0.07	$0.21	$0.15
Weighted average common shares outstanding:
Basic	42,283	42,073	42,209	42,213
Diluted	42,956	42,724	43,414	42,629
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.09	$0.08	$0.22	$0.16
Diluted	$0.09	$0.08	$0.22	$0.16
Weighted average common shares outstanding:
Basic	42,283	42,073	42,209	42,213
Diluted	42,956	42,724	43,414	42,629

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.

Total cash and cash equivalents as of September 30, 2022 was $50.6 million. Of this amount, $4.3 million was held in foreign countries, with $2.5 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced. In May of 2022, we completed an $11.2 million capital distribution from our Chinese joint venture ("JV"). As we are 65% owners, $7.3 million came to our US operations, and

35% or $3.9 million went to our JV partner, thus resulting in a $3.9 million decrease in our consolidated cash and noncontrolling interest balance sheet account.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash provided by operating activities	$26,398	$28,174
Net cash used in investing activities	$(4,074)	$(3,100)
Net cash used in financing activities	$(26,494)	$(25,307)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to the timing of accounts receivable collections and timing of payroll. Days sales outstanding, or DSO, was 51 days as of September 30, 2022 and 50 days as of September 30, 2021. We are closely managing cash collections which have remained consistent since the outbreak of the COVID-19 pandemic.
DSO is calculated by taking the respective years September 30th, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $4.3 million and $3.4 million for the nine months ended September 30, 2022 and 2021, respectively. The year-over-year increase in capital expenditures is driven primarily by the fact that in the prior year we made fewer purchases than normal.
Because our relationships with credit providers allow us to obtain attractive lease rates, we usually choose to lease rather than purchase equipment unless there is a compelling reason to do otherwise.
Financing Activities
Net cash of $26.5 million used in financing activities during the nine months ended September 30, 2022, primarily relates to payments on our revolver debt agreement, finance leases, dividends, share repurchases and a capital distribution to the noncontrolling interest owner of our Chinese joint venture for $3.9 million.
Our cash position, working capital, and debt obligations as of September 30, 2022 and December 31, 2021 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$50,648	$55,929
Working capital	$36,158	$37,082

Borrowings from revolving credit facility	$42,500	$46,250
Other debt obligations	26,342	31,992
Total debt obligations	$68,842	$78,242

The decrease of $0.9 million in working capital was primarily driven by a capital cash distribution to the noncontrolling interest owner of our Chinese joint venture for $3.9 million, partially offset by the increase in accounts receivable of $1.7 million and a $0.7 million increase in inventory. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $50.6 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
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
As of September 30, 2022, our borrowing availability under the revolving loan commitment was $25.3 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $42.5 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of September 30, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 4.3%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of September 30, 2022.
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
Finance Leases
As of September 30, 2022, we had $26.3 million of finance lease obligations outstanding, with a weighted average interest rate of 4.8% and maturities between 2022 and 2028. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2021, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of September 30, 2022.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2021, for the schedule on maturities of operating lease liabilities as there were no material changes as of September 30, 2022.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2022, the Company performed its assessment and determined that goodwill was not impaired.
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
The results of the annual goodwill impairment test, as of September 30, 2022, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 35%	1	121,051
	7	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50-basis points of projected EBITDA in 2022 and beyond, assuming all other assumptions remain constant, would result in no impairment of goodwill.
Based upon a separate sensitivity analysis, a 50-basis point increase to the weighted average cost of capital would result in no further impairment of goodwill.
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the proceeding economic recovery, and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2022 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or our assumptions change regarding disruptions caused by the pandemic, and the impact on the recovery from COVID-19 change, then we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.4 million valuation allowance against certain deferred tax assets as of September 30, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 24, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
July 1, 2022 - July 31, 2022	—	$—	—	$6,968
August 1, 2022 - August 31, 2022	—	$—	—	$6,968
September 1, 2022 - September 30, 2022	—	$—	—	$6,968
Total repurchases	—		—

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
Date: November 3, 2022

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer