Form 10-K
period 2022-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2023-02-23
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $2.63 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $95,936,175.
As of February 14, 2023, there were 43,153,609 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2023 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in Part III as indicated therein.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2022
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2022 ANNUAL REPORT ON FORM 10-K
In this Annual Report on Form 10-K, “ARC Document Solutions,” “ARC,” “the Company,” “we,” “us,” and “our” refer to ARC Document Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise dictates.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation statements with respect to expectations regarding the impact of the future cash flows, and capital requirements, the impact of foreign exchange rate movements on sales and net income, and the Company's anticipated effective tax rate, and statements of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
While our production equipment and services are technologically sophisticated, we have also invested heavily in developing technology applications that improve digital printing and document management process, increase the efficiency of print networks, and provide features that enhance data security. We believe the use of this technology by our customers creates a more valuable relationship.
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
We believe that no other public company in the U.S. offers the particular set of services we do. We believe we are the largest digital printing provider to the architectural, engineering and construction industry, or AEC, as measured by revenue, number of customers, and number of service centers.
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
Our services can be customized to meet the needs of individual customers, as well as address the needs of a broad industry, and we believe we have an excellent reputation for service and reliability. Because of our reputation for high level of service and the benefits that our technology brings to our customers, we find that we are able to charge a reasonable premium for our offering.
Importantly, we don't believe that we should be compared to conventional printers. We do not produce high-volume, low-margin, commodity offset or lithographic printing, but rather provide short-run, customized, high-quality digital printing services. As such, we believe the customers, end-products, production equipment, labor utilization and economic models of conventional printers are materially different than ours.
We were founded in 1988, went public and was listed on the New York Stock Exchange in 2005, and is headquartered in San Ramon, California. We are a Delaware corporation operating under a single brand, “ARC.” Our corporate name is “ARC

Document Solutions, Inc.,” and our NYSE ticker symbol is “ARC.” We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates. In the years following our inception, our business grew through acquisitions, but for more than a decade acquisitions have not been a focal point for growth.
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement, or SLA. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our SLAs. We operate more than 10,500 managed print services, or MPS, locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces equipment in offices around the world. We also provide proprietary software to our customers that are designed to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
Scanning and Digital Imaging: We scan hard-copy small format or large format documents in color or black and white, typically providing them to our customers as searchable PDF files. We also use our patented optical character recognition technology to make documents searchable, and we host them on proprietary applications for use as part of our ARC Facilities solutions. The types of documents that we scan include office files, construction plans and other small or large documents. We also process, distribute and print-on-demand images we capture for our customers. Our large, centralized Scanning and Digital Imaging centers are compliant with the Health Insurability Portability and Accountability Act of 1996, or HIPAA, so we can convert documents that include protected health information, or PHI. Our unique software creates efficient search tags on scanned data for easy search and retrieval. We offer Cloud-based document management software and other digital hosting services to our customers or make files available for our customers to host themselves.
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
In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derive approximately 31% of our total revenue from the products and services delivered in California.
All of our production facilities are connected via a Software-Defined Wide Area Network, or SD-WAN. Our cloud offerings are hosted by Amazon Web Services. We employ a combination of proprietary and industry-leading technologies to provide redundancy, backup and security of all data in our systems. All of our technology operations are designed to meet ISO

29001 standards for data security, and several of our service centers are HIPAA-compliant allowing us to manage document conversions and other scanning tasks involving protected health information, or PHI.
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
Driving profitable growth: We intend to expand the markets and industries we serve while leveraging our long-term relationships with existing customers. Our outside sales efforts are focused on developing new customers and markets that are identified and targeted by our centralized corporate marketing team. Account-based sales have been generally shifted to in-house service centers where work is performed, existing customer relationships are strongest, and additional contacts within these accounts can be easily discovered.
Optimizing our business performance: We intend to leverage our service centers and cross-trained workforce to create efficiencies in our operations, lower our costs, and provide exceptional service to our customers. We believe that the more work we are able to drive through our service centers, the greater our efficiencies become.
Returning value to our shareholders: We intend to continue focusing our capital allocation strategy on benefiting our shareholders by using our cash flows to fund our dividend program and repurchase shares of our common stock in the open market.
Human Capital Management
We employed approximately 1,800 people as of December 31, 2022. Approximately 70% of our employees are located in the U.S. Approximately 98% of our team are full-time employees, with 60% representing non-exempt roles working in production functions. There are 15 engineers employed in our corporate headquarters in San Ramon, California, to develop, maintain, and support our proprietary software solutions. We also operate a technology center in Kolkata, India, with approximately 200 employees at that location who, in addition to supporting our San Ramon technology team, also support our research and development efforts. Approximately 80 service employees and managers work in our service centers in Canada, 50 in the United Kingdom, and another 200 in India, United Arab Emirates and China. None of our employees are currently represented by labor unions.
We have long embraced inclusion, diversity and equity in our workforce from the top down. Two of our four board members are women. Our Chairman and Chief Executive Officer, our Chief Operating Officer and our Chief Technology Officer are Southeast Asian, our Chief Financial Officer is Hispanic, and our Corporate Counsel and Corporate Secretary is a woman. Similar racial and gender diversity is represented across our workforce.
We believe our success is a direct result of the contributions and commitment of our employees. Like most U.S. employers in 2022, ARC adjusted its compensation plans throughout the year to help facilitate employee retention. We also make profit-sharing and incentive plans part of most employees' compensation package. We believe that profit-sharing plans in particular encourage team efforts and cohesion within local and regional employee groups.
Our employee benefit offerings include price-competitive, high-quality medical insurance plans that include incentives for physical fitness, and we offer mental health and other employee assistance programs.

Our Customers
We serve approximately 40,000 active customers in a wide variety of markets. No single customer accounted for 2.5% or more of our sales in 2022. The size of our customers is wide-ranging, from local restaurant owners and construction subcontractors to international retailers, regional energy companies, and some of the country’s largest school districts. We frequently sell products and services from across our portfolio to a single customer, particularly when working with larger customers. In addition, we often sell similar services to different companies within the same industry. Payment terms for account-based customers typically do not exceed 30 days.
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
Purchases from these vendors during 2022 comprised approximately 40% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.
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
We estimate that customers in the AEC/O industry accounted for more than 50% of our net sales in 2022; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the AEC/O industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for all of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 31% of our net sales in 2022 from our operations in California. Accordingly, we are sensitive to economic factors affecting business activity in California, including general and local economic conditions, declines in specific industries, macroeconomic trends, political factors affecting commerce and economic development, and natural disasters (including drought, earthquakes and wildfires) the intensity and frequency of which are being exacerbated by climate change. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate that approximately 24% of our overall costs were fixed in 2022. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
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
Our success depends on our ability to protect and preserve the proprietary aspects of our technology products. We rely on a combination of patent, copyright, trademark and trade secret protection, confidentiality agreements, license and subscription agreements, and technical measures to establish and protect our rights in our proprietary technologies. These protections, however, may be inadequate. It is also possible that our intellectual property rights could be challenged, invalidated or circumvented, allowing others to use our intellectual property to our competitive detriment. Furthermore, we may, from time to time, be subject to intellectual property litigation which can be expensive, a burden on management’s time and our Company’s resources, and the outcome of any such litigation may be uncertain.
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
We are or may become subject to a variety of laws and regulations in the United States and abroad regarding privacy, data protection and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. In particular, health information-related laws and regulations, such as the HIPAA, may also have an impact on our business in light of the scanning and storage capabilities that we offer and provide to certain customers, which may involve user data that is considered to be personal health information under HIPAA. If we are unable to comply with the applicable privacy and security requirements, we could be subject to claims, legal liabilities, penalties, fines, and negative publicity, which could harm our operating results.
Our information technology and telecommunications systems are susceptible to damage, breach or interruption.
The management of our business is aided by the uninterrupted operation of our information technology systems, including computer hardware and software, and telecommunication systems. These systems are vulnerable to security breaches, natural disasters or other catastrophic events, computer viruses, or other interruptions or damage stemming from power outages, equipment failure or unintended usage by employees. In particular, our employees and unauthorized third parties may gain access to personally identifiable or other regulated information, the misuse of which could result in legal liability. In addition, we rely on information technology systems to process, transmit and store electronic information and to communicate among our locations around the world and with our clients, partners and consultants, including through cloud-based platforms often provided by third parties. The breadth and complexity of this infrastructure increases the potential risk of security breaches. Security breaches caused by computer hackers and foreign governments, may disable or damage the proper functioning of our systems. It is possible that our security controls, and/or those of the third parties with whom we partner, over personal and other confidential information may not prevent unauthorized access to, or destruction, loss, theft, misappropriation or release of personally identifiable or other proprietary, confidential, sensitive or valuable information of ours or third parties, including our customers. Any such unauthorized access could lead to potential disclosure of regulated information. Any such disclosure or damage to our systems, or those of third parties with which we partner, could subject us to third party claims and reputational harm. In those instances, our ability to attract new clients may be impaired and/or we may be subject to damages and regulatory penalties and fines. In addition, system-wide or local failures of these information technology systems could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Damage or disruption to our facilities, including our technology center, could impair our ability to effectively provide our services and may have a significant effect on our revenues, expenses and financial condition.
Our IT systems are an important part of our operations. We currently store customer data on a variety of servers, including servers hosted by Amazon Web Services and at our technology center located in San Ramon, California near known earthquake fault zones. Although we have redundant systems and offsite backup procedures in place, interruption in service, damage to or destruction of our technology center or a disruption of our data storage processes resulting from sustained process abnormalities, human error, acts of terrorism, violence, war or a natural disaster, such as fire, earthquake or flood, could result in delays, in reduced levels of customer service and have a material adverse effect on the markets in which we operate and on our business operations.
Although we currently maintain general property damage insurance, if we incur losses from uninsured events, we could incur significant expenses which would adversely affect our results of operations, cash flows and financial condition.
Catastrophic events, including global pandemics such as the COVID-19 pandemic, could materially adversely affect our business, results of operations and/or financial condition.

The occurrence of a major earthquake, fire, flood or other weather events, power loss, telecommunications failure, software or hardware malfunctions, pandemics (including the COVID-19 pandemic), cyber-attack, war, terrorist attack or other catastrophic event that our disaster recovery plans do not adequately address, could adversely affect our employees, our systems, our ability to produce and distribute our products, and our reputation. For example, the COVID-19 pandemic has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. Such measures have included travel bans and restrictions, quarantines, shelter in place orders and shutdowns. These measures have impacted and may continue to impact all or portions of our workforce and operations and the operations of our customers and suppliers. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Current material shortages, logistics constraints and labor inefficiencies have limited and could continue to limit our ability to meet customer demand, which could have a material adverse effect on our business, results of operations and/or financial condition.

The COVID-19 pandemic has significantly increased economic and customer demand uncertainty, has caused inflationary pressure in the U.S. and elsewhere and has led to volatility in customer demand for the Company’s products and services and caused supply chain disruptions. Economic uncertainties could continue to affect customer demand for the Company’s products and services and the financial condition and credit risk of our customers.

A catastrophic event resulting in the destruction or disruption of our workforce, our systems, our ability to produce and distribute our products, any of our data centers or our critical business or information technology systems could adversely affect our ability to conduct normal business operations and our operating results or cash flows. The adverse effects of any such catastrophic event would be exacerbated if experienced at the same time as another unexpected and adverse event, such as the COVID-19 pandemic.
Added risks are associated with our international operations.
We have international operations in China, India, the United Kingdom, Canada, and United Arab Emirates. Approximately 11% of our revenues for 2022 were derived from our international operations, with approximately 3% derived from China. Our future revenues, costs of operations and net income could be adversely affected by a number of factors related to our international operations, including changes in economic conditions from country to country (resulting from pandemics such as the COVID-19 outbreak or otherwise), currency fluctuations, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues.
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
As of December 31, 2022, we had $66.5 million in outstanding short and long-term borrowings under our credit facilities, and finance leases, excluding trade payables and operating leases. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.
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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2022, and December 31, 2022, the closing price of our common stock fluctuated from a low of $2.16 to a high of $4.17 per share.
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
Item 1B. Unresolved Staff Comments
    None.
Item 2. Properties
At the end of 2022, we operated 144 service centers, of which 123 were in the United States, nine were in Canada, six were in China, three were in the United Kingdom, two were in India, and one was in United Arab Emirates. We also occupied a technology center in Kolkata, India, as well as other facilities, including our executive offices located in San Ramon, California.
In total, the Company occupied approximately 1.0 million square feet as of December 31, 2022.
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
Item 3. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed on the New York Stock Exchange or NYSE under the stock symbol “ARC”.
Holders
As of February 14, 2023, the approximate number of stockholders of record of our common stock was 133. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
In December 2022, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that is payable on February 28, 2023 to shareholders of record as of January 31, 2023. The timing, declaration and payment of future dividends, however, falls within the discretion of our Board of Directors and will depend upon many factors, such as our financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and our debt agreements and any other factors the Board of Directors deems relevant from time to time.
Issuer Purchases of Equity Securities
The following table presents information regarding repurchases of our common stock for the periods presented:

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
October 1, 2022—October 31, 2022	—		—	$6,968
November 1, 2022—November 30, 2022	239	$2.79	239	$6,301
December 1, 2022—December 31, 2022	30	$2.99	30	$6,211
Total repurchases during the fourth quarter of 2022	269		269

(1) The Company’s stock repurchase program authorizes us to purchase up to $15.0 million of our outstanding common stock through March 31, 2023. In February 2023, the Company's Board of Directors authorized the expansion of the stock repurchase program to $20.0 million through March 31, 2026. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

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
Historically, our capital expenditure requirements have varied based on our need for printing equipment in our MPS locations and service centers. Over the past several years, the pandemic has reduced the number of employees in our customers’ locations, which has, in turn, reduced the need for equipment. We believe this equipment trend is likely to become permanent and, as a result, we think our future capital needs will remain muted.
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

COVID-19 Pandemic
The COVID-19 pandemic continued to affect our financial performance during 2022, but was felt most strongly in the first quarter of the year. Business momentum from that point forward, however, increased throughout the remainder of the year, and we believe the reduced office presence of employees where we deliver our MPS services will be permanent. The products and services we provided throughout the year were related to COVID-19 health and safety initiatives. While we saw a dramatic decline in pandemic-related sales, we more than offset the decline by serving the normal needs of our customers. Our MPS business continued to remain under pressure throughout the year as most employers left work-from-home policies in place. We expect that a hybrid work arrangement will remain the norm for our customers in 2023, but for print volumes to increase marginally as some employers bring their employees back into the office at higher rates than we saw in 2022. We believe work-from-home practices benefit our scanning business as employees need access to documents, regardless of where they are working, and document scanning is the first step in making them accessible in the Cloud.
Uncertainty around the potential disruption to our business related to the COVID-19 pandemic and its effect on the U.S. economy and our clients’ ongoing business operations has largely been mitigated, but we remain watchful and prepared to alter our business operations to protect employees and customers. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.
Employee Safety
In response to the COVID-19 pandemic, we implemented significant changes to our operating environment to help our employees around the world remain safe. As the pandemic has waned throughout 2022, many of our corporate, financial and administrative staff continue to work entirely or partially from home, while our service center staff continues to work in our facilities. Safety and health protocols for each service center have been based on government-issued local health and safety procedures.
We still maintain many of the changes we put in place in our service center production and other high-traffic areas to ensure sufficient distancing, installed clear barriers at our customer counters and other high-density areas, limited visitor entry where appropriate, and dramatically increased virtual meetings in place of face-to-face meetings. It is our intention to continue employing these general safety protocols for the near future.
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
We believe that the desire to communicate visually—and especially in color—is growing in all areas of commerce, in office environments, in educational venues, and in public spaces of all kinds. While office capacity has fluctuated with the progress of the COVID-19 pandemic, we believe there is minimal desire among our customers to completely abandon in office work. We believe employers want to make environments more inviting and engaging for the people who occupy them.
Construction activity has been remarkably robust over the past two years. While constrained by labor and supply chain issues, we think building activity for both new buildings and retrofitting older structures continues to be driven by property developers and owners who are intent on keeping their real estate assets compelling to tenants and prospective tenants.
Economic inflation in the U.S., Canada and abroad has materially affected our business over the past year, primarily in the form of higher labor and material costs. Price increases in materials continue to be passed on to our customers. Supply chain disruptions over the past year have been largely resolved, and we remain reasonably protected from them due to the wide variety of suppliers we have developed over our history.

Results of Operations

			2022 Versus 2021
	Year Ended December 31,		Increase (decrease)
(In millions, except percentages)	2022 (1)	2021 (1)	$ (1)	%
Digital Printing	$174.8	$166.7	$8.1	4.8%
MPS	75.8	72.4	3.3	4.6%
Scanning and Digital Imaging	17.4	14.5	2.9	20.1%
Total services sales	$267.9	$253.6	$14.3	5.6%
Equipment and Supplies sales	18.1	18.6	(0.5)	(2.7)%
Total net sales	$286.0	$272.2	$13.8	5.1%
Gross profit	$96.0	$87.7	$8.3	9.5%
Selling, general and administrative expenses	$77.5	$72.3	$5.2	7.2%
Amortization of intangibles	$0.1	$0.2	$(0.1)	(51.3)%
Interest expense, net	$1.8	$2.1	$(0.4)	(16.3)%
Income tax provision	$5.8	$4.2	$1.7	39.5%
Net income attributable to ARC	$11.1	$9.1	$2.0	21.3%
Adjusted net income attributable to ARC (2)	$12.0	$9.5	$2.5	26.4%
Cash flows provided by operating activities	$37.2	$35.8	$1.5	4.1%
EBITDA (2)	$39.1	$40.0	$(0.9)	(2.2)%
Adjusted EBITDA (2)	$40.9	$41.7	$(0.8)	(1.9)%
(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2022 (1)	2021 (1)
Net Sales	100.0%	100.0%
Cost of sales	66.4	67.8
Gross profit	33.6	32.2
Selling, general and administrative expenses	27.1	26.6
Amortization of intangibles	—	0.1
Income from operations	6.4	5.6
Interest expense, net	0.6	0.8
Income before income tax provision	5.8	4.8
Income tax provision	2.0	1.5
Net income	3.8	3.2
Loss attributable to the noncontrolling interest	0.1	0.1
Net income attributable to ARC	3.9%	3.4%

EBITDA (2)	13.7%	14.7%
Adjusted EBITDA (2)	14.3%	15.3%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2022 Compared to Fiscal Year Ended December 31, 2021
Net Sales
Net sales in 2022 increased 5.1%, compared to 2021. The increase in net sales was driven largely by our expansion in markets and industries we serve. This resulted in year-over-year quarterly net sales growth in the first three quarters of the year, offset by a slight decline in net sales in the fourth quarter largely caused by weak sales from our Chinese joint venture.
Digital Printing. Sales of Digital Printing services in 2022 increased by $8.1 million, or 4.8%, compared to 2021. The increase in sales of Digital Printing services was primarily due to demand in the retail, office, education, and construction verticals as the economic constraints of the pandemic waned throughout the year. Digital Printing services represented 61% of total net sales for both 2022 and 2021.
MPS. Sales of MPS services in 2022 increased by $3.3 million, or 4.6%, compared to 2021. The increase in annual MPS sales was driven by the increased return of employees in the U.S. and Canada to their offices in response to the lifting of restrictions by their employers, and thus increasing the volume of printing done in our customers’ offices. MPS engagements on construction job sites remained active throughout the year as construction activity continued to be robust. Additionally, contributing to the sales increase were price increases implemented in 2022. Revenues from MPS sales represented approximately 27% of total net sales for both 2022 and 2021.
The number of MPS locations has remained relatively flat year-over-year at approximately 10,720 as of December 31, 2022.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased by $2.9 million, or 20.1%, in 2022, compared to 2021. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to demand from businesses interested in remote digital access to documents and removing paper documents from their premises. We continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies. Equipment and Supplies sales decreased by $0.5 million, or 2.7%, in 2022, compared to 2021. The decrease was primarily driven by the economic slowdown in China related to the COVID-19 pandemic, which decreased sales from UNIS Document Solutions Co. Ltd, or UDS, our Chinese joint venture. Equipment and Supplies sales derived from UDS, were $2.5 million in 2022, as compared to $3.9 million in 2021. Equipment and Supplies sales represented approximately 6% of total net sales for 2022 and approximately 7% for 2021.
Gross Profit
Gross profit increased to $96.0 million in 2022, compared to $87.7 million in 2021. Gross margin increased to 33.6% in 2022, compared to 32.2% in 2021, in conjunction with a net sales increase of $13.8 million. Gross margin improvement was largely driven by additional sales and our efforts to drive more work through our service centers to leverage our infrastructure, cross-trained workforce, and production-grade equipment. The improved gross margins driven by our ability to better leverage our costs, were partially offset by an increase in labor and material costs resulting from current inflationary pressures.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $5.2 million, or 7.2%, in 2022 compared to 2021. The increase was primarily due to increased labor costs and salary adjustments to improve employee retention, as well as higher commissions, bonuses and travel resulting from increased sales and profitability.
Amortization of Intangibles
Amortization of intangibles of $0.1 million in 2022 decreased compared to 2021, primarily due to the completed amortization of certain customer relationships related to historical acquisitions. In the years following our inception, our business grew through acquisitions, but for more than a decade acquisitions have not been a focal point for growth.
Interest Expense, Net
Net interest expense totaled $1.8 million in 2022, compared to $2.1 million in 2021. The decrease in 2022 compared to 2021 was due to the continuing reduction of our overall debt.

Income Taxes
We recorded an income tax provision of $5.8 million in relation to a pretax income of $16.6 million for 2022, which resulted in an effective income tax rate of 35.1%. In addition to recurring state and foreign taxes and certain nondeductible expenses, our effective income tax rate for 2022 was impacted by a change in valuation allowances against certain deferred tax assets and stock based compensation forfeitures. Excluding the impact of valuation allowances, stock based compensation forfeitures and other discrete items, our effective income tax rate for the consolidated company would have been 29.4% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.1%.
We recorded an income tax provision of $4.2 million in relation to a pretax income of $13.0 million for 2021, which resulted in an effective income tax rate of 32.1%. In addition to recurring state and foreign taxes and certain nondeductible expenses, our effective income tax rate for 2021 was primarily impacted by a change in valuation allowances against certain deferred tax assets and stock-based compensation forfeitures. Excluding the impact of valuation allowances, stock based compensation forfeitures and other discrete items, our effective income tax rate for the consolidated company would have been 29.2% and our effective income attributable to ARC Document Solutions, Inc. would have been 28.7%.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of our Chinese joint venture with UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Net Income Attributable to ARC
Net income attributable to us was $11.1 million in 2022, as compared to $9.1 million in 2021. The increase in net income attributable to us in 2022 is driven by the increase in net sales and decrease in depreciation expense of $4.0 million, partially offset by the increase in selling, general and administrative expenses described above. As hybrid work schedules reduced office printing volumes, our need for printing equipment has significantly decreased and has reduced our depreciation expense.
EBITDA
EBITDA margin decreased slightly to 13.7% in 2022 from 14.7% in 2021. Excluding the effect of stock-based compensation adjusted EBITDA margin decreased slightly to 14.3% in 2022 from 15.3% in 2021. The decrease is largely attributable to higher labor and SG&A costs as noted above.
Impact of Inflation
Inflation has had a significant impact on our operations in 2022, but we believe inflationary pressures are largely behind us as we move into 2023. Price increases for raw materials, such as paper and fuel charges, typically have been, and we expect will continue to be, passed on to customers in the ordinary course of business, but we don't expect labor and related costs to decrease from 2022 levels.

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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for 2022 and 2021 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2022 and 2021. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for 2022 and 2021 to exclude stock-based compensation expense. The adjustment of EBITDA for this item is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2022	2021
Cash flows provided by operating activities	$37,227	$35,775
Changes in operating assets and liabilities	1,128	3,331
Non-cash expenses	(7,140)	(5,708)
Income tax provision	5,832	4,181
Interest expense, net	1,796	2,147
Loss attributable to the noncontrolling interest	304	301
EBITDA	$39,147	$40,027

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2022	2021
Net income attributable to ARC Document Solutions, Inc. shareholders	$11,094	$9,143
Interest expense, net	1,796	2,147
Income tax provision	5,832	4,181
Depreciation and amortization	20,425	24,556
EBITDA	39,147	40,027
Stock-based compensation	1,773	1,686
Adjusted EBITDA	$40,920	$41,713
The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. shareholders to EBITDA margin and adjusted EBITDA margin:

	Year Ended December 31,
	2022 (1)	2021 (1)
Net income margin attributable to ARC Document Solutions, Inc. shareholders	3.9%	3.4%
Interest expense, net	0.6	0.8
Income tax provision	2.0	1.5
Depreciation and amortization	7.1	9.0
EBITDA margin	13.7	14.7
Stock-based compensation	0.6	0.6
Adjusted EBITDA margin	14.3%	15.3%
(1)Column does not foot due to rounding.
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. shareholders to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc. shareholders:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021
Net income attributable to ARC Document Solutions, Inc. shareholders	$11,094	$9,143
Deferred tax valuation allowance and other discrete tax items	905	352
Adjusted net income attributable to ARC Document Solutions, Inc. shareholders	$11,999	$9,495
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.26	$0.22
Diluted	$0.26	$0.21
Weighted average common shares outstanding:
Basic	42,214	42,164
Diluted	43,280	42,732
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.28	$0.23
Diluted	$0.28	$0.22
Weighted average common shares outstanding:
Basic	42,214	42,164
Diluted	43,280	42,732

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
In February 2023, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $20.0 million of our outstanding common stock through March 31, 2026. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2022 we repurchased 0.6 million shares of our common stock for a total purchase price of $1.7 million. During the year ended December 31, 2021, we repurchased 0.8 million shares of our common stock for a total purchase price of $1.9 million.
Total cash and cash equivalents as of December 31, 2022 was $52.6 million. Of this amount, $5.2 million was held in foreign countries, with $3.2 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2022	2021
Net cash provided by operating activities	$37,227	$35,775
Net cash used in investing activities	$(5,574)	$(3,189)
Net cash used in financing activities	$(34,155)	$(32,022)

Operating Activities
Cash flows from operations are primarily driven by sales and the net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations in 2022 was primarily due to an improvement in our collectibles which resulted in an improvement in the aging of our receivables, partially offset by a decrease in EBITDA.
Days sales outstanding, or DSO was 51 days as of December 31, 2022 and December 31, 2021. We are closely managing cash collections.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $5.9 million and $3.6 million, in 2022 and 2021, respectively. The capital expenditure amount in 2022 is a normalized amount based on our current sales levels, as compared to 2021 that was purposely kept low as we came out of the COVID-19 pandemic. We have a concerted effort to reduce and closely manage our capital expenditures, as our need for printing equipment has significantly decreased over the past three years.
Because our relationships with credit providers allow us to obtain attractive lease rates, we usually choose to lease rather than purchase equipment unless there is a compelling reason to do otherwise.

Financing Activities
Net cash of $34.2 million used in financing activities in 2022 primarily relates to payments on our 2021 Credit Agreement, finance leases, dividends, and repurchases of shares of our common stock. As noted above, our need for printing equipment has significantly decreased over the past several years, resulting in a decrease of $5.5 million in our finance lease liability as of December 31, 2022 compared to the balance in the prior year. This reduction in the finance lease liability will also drive a reduction in 2023 payments for financed leases.
Our cash position, working capital, and debt obligations as of December 31, 2022 and 2021 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2022	2021
Cash and cash equivalents	$52,561	$55,929
Working capital	$34,906	$37,082

Borrowings from revolving credit facility	$40,000	$46,250
Various finance leases	26,474	31,992
Total debt obligations	$66,474	$78,242
The decrease of $2.2 million in working capital in 2022 was primarily driven by the decrease in cash of $3.4 million and $0.7 million decrease in accounts receivable over 2021, partially offset by the $2.3 million decrease in the current portion of our finance lease liability. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $52.6 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
A significant portion of our revenue across all of our product and services is generated from customers in the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including the disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation, public health crises (including the COVID-19 pandemic) and interest rates fluctuations. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
We have not been actively seeking growth through acquisition since 2009, and while we remain opportunistic with regard to opportunities, we don’t intend to pursue them in the near future.
Debt Obligations
Credit Agreement
On April 22, 2021, we entered into the 2021 Credit Agreement. The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million, or Revolving Loans, and replaces the Credit Agreement dated as of November 20, 2014, as amended, or the 2014 Credit Agreement. The 2021 Credit Agreement features terms similar to the 2014 Credit Agreement, including the ability to use excess cash of up to $15 million per year for restricted payments such as repurchase shares of our common stock and declare and pay dividends. The obligation under the 2021 Credit Agreement mature on April 22, 2026.
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

As of December 31, 2022, our borrowing availability under the Revolving Loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and an outstanding Revolving Loan balance of $40.0 million.
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
The transition to non-LIBOR loan rates for us will occur in the first half of 2023, but we believe the transitions will not have a material impact on our interest expense.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of us and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires us to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of December 31, 2022.
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
Credit Agreement

The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2022
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Revolving Loans (1)	$40,000	$27,844	5.6%

 (1) Revolving Loan available borrowing capacity, net of $2.2 million of outstanding standby letters of credit as of December 31, 2022.

Finance Leases
As of December 31, 2022, we had $26.5 million of finance lease obligations outstanding, with a weighted average interest rate of 5.1% and maturities between 2023 and 2028.
Commitments and Contingencies
Operating Leases. We lease machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for our facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of our future minimum operating lease payments as of December 31, 2022.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2022, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
The results of the latest annual goodwill impairment test, as of September 30, 2022, were as follows:

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

When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.7 million valuation allowance against certain deferred tax assets as of December 31, 2022.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and President and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
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
Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included below. All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2023 Annual Meeting of Stockholders, or 2023 Annual Meeting, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2022, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the proxy statement.
Information about our Executive Officers
The following sets forth certain information regarding all of our executive officers as of February 22, 2023:

Name	Age	Position
Kumarakulasingam Suriyakumar	69	Chairman and Chief Executive Officer Director
Jorge Avalos	47	Chief Financial Officer
Rahul K. Roy	63	Chief Technology Officer
Dilantha Wijesuriya	61	President and Chief Operating Officer

Kumarakulasingam (“Suri”) Suriyakumar co-founded the Company in 1989 and has served as ARC Document Solution’s Chief Executive Officer since June 1, 2007. He served as the Company’s Chief Operating Officer from 1991 until his appointment as Chief Executive. He also served as President from 1991 until June of 2022. On July 24, 2008, Mr. Suriyakumar was appointed Chairman of ARC’s Board of Directors. Prior to joining the Company, Mr. Suriyakumar was employed with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.

Jorge Avalos was appointed Chief Financial Officer of ARC Document Solutions in January of 2015. From 2011 to his appointment as CFO, Mr. Avalos was Chief Accounting Officer and Vice President Finance of ARC. Mr. Avalos joined the Company in June 2006 as the Company’s Director of Finance and became the Company’s Corporate Controller in December 2006, and Vice President, Corporate Controller in December of 2010. Prior to joining the company, Mr. Avalos was employed with Vendare Media Group, an online network and social media company, as its controller. From September 1998 through March 2005, Mr. Avalos was employed in a variety of audit and management roles with PricewaterhouseCoopers LLP.
Rahul K. Roy joined ARC Document Solutions as its Chief Technology Officer in September 2000. Prior to joining the Company, Mr. Roy was the founder, President and Chief Executive Officer of MirrorPlus Technologies, Inc., which developed software for the reprographics industry, from August 1993 until it was acquired by the Company in 1999. Mr. Roy also served as the Chief Operating Officer of InPrint, a provider of printing, software, duplication, packaging, assembly, and distribution services to technology companies, from 1993 until it was acquired by the Company in 1999.
Dilantha “Dilo” Wijesuriya joined Ford Graphics, a former division of ARC Document Solutions, in January 1991. He subsequently became president of that division in 2001, and became a Company regional operations head in 2004, a position he retained until his appointment as the Company’s Senior Vice President, National Operations in August 2008. Mr. Wijesuriya was appointed Chief Operating Officer in 2011 and made President in June of 2022. Prior to his employment with the Company, Mr. Wijesuriya was a divisional manager with Aitken Spence & Co. LTD, a highly diversified conglomerate and one of the five largest corporations in Sri Lanka.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2023 Annual Meeting and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2023 Annual Meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2023 Annual Meeting and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2023 Annual Meeting and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2023 Annual Meeting and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm - Armanino LLP (PCAOB ID: 32)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
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

10.49
Amendment No. 4 to the Amended and Restated Executive Employment Agreement, dated June 29, 2022, between ARC Document Solutions, Inc. and Jorge Avalos ^ (incorporated by reference to Exhibit 10.49 to the Registrant’s Form 10-Q filed on August 4, 2022).

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
Chairman and Chief Executive Officer
Date: February 23, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2023

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2023

/s/ TRACEY LUTTRELL Tracey Luttrell	Director, Corporate Counsel and Corporate Secretary	February 23, 2023

/s/ BRADFORD L. BROOKS Bradford L. Brooks	Director	February 23, 2023

/s/ CHERYL COOK Cheryl Cook	Director	February 23, 2023

/s/ MARK W. MEALY Mark W. Mealy	Director	February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ARC Document Solutions, Inc.:

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of ARC Document Solutions, Inc. and Subsidiaries (collectively the "Company" or “ARC”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.

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
•We selected a sample of customer agreements and performed the following procedures:
◦Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement to identify significant terms of the contracts and performance obligations.
◦Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, in the determination of revenue recognition conclusions.
◦Verified proper transfer of control and recognition of revenue for each selection.
•We tested the mathematical accuracy of management's calculations of revenue and the associated timing of recognizing the related revenue subject to any constraints in the financial statements.

We have served as the Company's auditor since 2020.

ArmaninoLLP
San Francisco, California

February 23, 2023

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$52,561	$55,929
Accounts receivable, net of allowances for accounts receivable of $1,947 and $2,104	38,748	39,441
Inventory	8,610	8,842
Prepaid expenses	4,018	4,125
Other current assets	3,540	4,207
Total current assets	107,477	112,544
Property and equipment, net of accumulated depreciation of $231,913 and $229,803	40,214	45,153
Right-of-use assets from operating leases	28,163	29,360
Goodwill	121,051	121,051
Other intangible assets, net	208	325
Deferred income taxes, net	7,993	13,293
Other assets	2,209	2,273
Total assets	$307,315	$323,999
Liabilities and Equity
Current liabilities:
Accounts payable	$22,972	$22,753
Accrued payroll and payroll-related expenses	11,235	11,857
Accrued expenses	16,882	16,752
Current operating lease liabilities	9,924	10,284
Current portion of finance leases	11,558	13,816
Total current liabilities	72,571	75,462
Long-term operating lease liabilities	23,339	24,952
Long-term debt and finance leases	54,916	64,426
Other long-term liabilities	199	167
Total liabilities	151,025	165,007
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 51,400 and 50,584 shares issued and 43,101 and 43,108 shares outstanding	51	50
Additional paid-in capital	132,952	129,881
Retained earnings	44,416	41,768
Accumulated other comprehensive loss	(4,187)	(2,501)
	173,232	169,198
Less cost of common stock in treasury, 8,299 and 7,476 shares	18,877	16,771
Total ARC Document Solutions, Inc. shareholders’ equity	154,355	152,427
Noncontrolling interest	1,935	6,565
Total equity	156,290	158,992
Total liabilities and equity	$307,315	$323,999
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021
Service sales	$267,891	$253,586
Equipment and Supplies sales	18,119	18,622
Total net sales	286,010	272,208
Cost of sales	190,013	184,558
Gross profit	95,997	87,650
Selling, general and administrative expenses	77,544	72,322
Amortization of intangible assets	97	199
Income from operations	18,356	15,129
Other income, net	(62)	(41)
Interest expense, net	1,796	2,147
Income before income tax provision	16,622	13,023
Income tax provision	5,832	4,181
Net income	10,790	8,842
Loss attributable to noncontrolling interest	304	301
Net income attributable to ARC Document Solutions, Inc. shareholders	$11,094	$9,143

Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.26	$0.22
Diluted	$0.26	$0.21
Weighted average common shares outstanding:
Basic	42,214	42,164
Diluted	43,280	42,732
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2022	2021
Net income	$10,790	$8,842
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments, net of tax	(2,104)	484
Other comprehensive (loss) income, net of tax	(2,104)	484
Comprehensive income	8,686	9,326
Comprehensive loss attributable to noncontrolling interest	(722)	(103)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$9,408	$9,429
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2020	49,422	$49	$127,755	$37,308	$(2,787)	$(14,657)	$6,668	$154,336
Stock-based compensation	963	1	1,685					1,686
Issuance of common stock under Employee Stock Purchase Plan	34		61					61
Stock options exercised	165		380					380
Treasury shares						(2,114)		(2,114)
Cash dividends - common stock ($0.11 per share)				(4,683)				(4,683)
Comprehensive income (loss)				9,143	286		(103)	9,326
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	152		1,773					1,773
Issuance of common stock under Employee Stock Purchase Plan	45		98					98
Stock options exercised	619	1	1,200					1,201
Treasury shares						(2,106)		(2,106)
Cash dividends - common stock ($0.20 per share)				(8,446)				(8,446)
Distribution to noncontrolling interest							(3,908)	(3,908)
Comprehensive income (loss)				11,094	(1,686)		(722)	8,686
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$10,790	$8,842
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for accounts receivable	320	221
Depreciation	20,328	24,357
Amortization of intangible assets	97	199
Amortization of deferred financing costs	61	62
Stock-based compensation	1,773	1,686
Deferred income taxes	4,927	3,642
Deferred tax valuation allowance	264	323
Other non-cash items, net	(205)	(226)
Changes in operating assets and liabilities:
Accounts receivable	(195)	(3,380)
Inventory	62	651
Prepaid expenses and other assets	9,746	9,889
Accounts payable and accrued expenses	(10,741)	(10,491)
Net cash provided by operating activities	37,227	35,775
Cash flows from investing activities
Capital expenditures	(5,881)	(3,554)
Other	307	365
Net cash used in investing activities	(5,574)	(3,189)
Cash flows from financing activities
Proceeds from stock option exercises	1,201	380
Proceeds from issuance of common stock under Employee Stock Purchase Plan	98	61
Share repurchases	(2,106)	(2,114)
Distribution to noncontrolling interest	(3,908)	—
Payments on long-term debt agreements and finance leases	(14,736)	(18,369)
Borrowings under revolving credit facilities	154,000	100,500
Payments under revolving credit facilities	(160,250)	(109,250)
Payment of deferred financing costs	(6)	(281)
Dividends paid	(8,448)	(2,949)
Net cash used in financing activities	(34,155)	(32,022)
Effect of foreign currency translation on cash balances	(866)	415
Net change in cash and cash equivalents	(3,368)	979
Cash and cash equivalents at beginning of period	55,929	54,950
Cash and cash equivalents at end of period	$52,561	$55,929
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,837	$2,344
Income taxes paid, net	$167	$299
Noncash financing activities:
Finance lease obligations incurred	$9,482	$8,034
Operating lease obligations incurred	$8,687	$1,774
Declared unpaid dividends	$2,106	$2,155

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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UNIS Document Solutions, Co. Ltd., ("UDS"), the Company’s joint venture in China, held $3.2 million and $15.4 million of the Company’s cash and cash equivalents as of December 31, 2022 and 2021, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2.5% of net sales during 2022 and 2021.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 31% and 33% for 2022 and 2021, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers could be absorbed by its existing suppliers or from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.
Purchases from the Company’s three largest vendors during 2022 and 2021 comprised approximately 40% of the Company’s total purchases of inventory and supplies.
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

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2022
Allowance for accounts receivable	$2,104	$320	$(477)	$1,947
Year ended December 31, 2021
Allowance for accounts receivable	$2,357	$221	$(474)	$2,104
 (1) Deductions represent uncollectible accounts written-off net of recoveries.
Inventories
Inventories are valued at the lower of cost (determined on a first-in, first-out basis; or average cost) or net realizable value. Inventories primarily consist of materials for use and resale in digital printing, and equipment for resale. On an ongoing basis, inventories are reviewed and adjusted for estimated obsolescence or unmarketable inventories to reflect the lower of cost or net realizable value. Charges to write-down inventory to realizable value are recorded as an increase in cost of sales.
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
When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take, but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company had a $2.7 million and $2.4 million valuation allowance against certain deferred tax assets as of December 31, 2022 and December 31, 2021, respectively.
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
The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4, Property and Equipment, Net) includes $1.7 million and $1.2 million of capitalized software development costs as of December 31, 2022 and 2021, net of accumulated amortization of $23.3 million and $22.3 million as of December 31, 2022 and 2021, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $1.0 million and $0.7 million, during the years ended December 31, 2022 and 2021, respectively.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2022 or 2021.
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
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement with U.S. Bank National Association, dated April 22, 2021 (the "2021 Credit Agreement"). At December 31, 2022 and 2021, the Company had $0.2 million and $0.3 million in unamortized deferred financing costs.
Fair Values of Financial Instruments
The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheets were $1.7 million and $13.8 million as of December 31, 2022 and 2021, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and finance leases: The carrying amount of the Company’s finance leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of December 31, 2022 for borrowings under its Credit Agreement is $40.0 million. The Company has determined that borrowings under its Credit Agreement of $40.0 million as of December 31, 2022 approximates its fair value.

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
Commitments and Contingencies
In the normal course of business, the Company estimates potential future loss accruals related to legal, workers’ compensation, tax and other contingencies. These accruals require management’s judgment on the outcome of various events based on the best available information. However, due to changes in facts and circumstances, the ultimate outcomes could differ from management’s estimates.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2022	2021
Service Sales
Digital Printing	$174,752	$166,694
MPS	75,782	72,434
Scanning and Digital Imaging	17,357	14,458
Total services sales	267,891	253,586
Equipment and Supplies Sales	18,119	18,622
Total net sales	$286,010	$272,208

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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $11.3 million and $10.6 million for 2022 and 2021, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 2% of the Company’s consolidated revenues during the years ended December 31, 2022 and 2021.
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

	Year Ended December 31,
	2022			2021
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$254,559	$31,451	$286,010	$241,719	$30,489	$272,208
Property and equipment, net	$34,595	$5,619	$40,214	$39,584	$5,569	$45,153
Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $0.7 million and $0.6 million during 2022 and 2021, respectively. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2022 and 2021, was $1.8 million and $1.7 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified along with other income tax cash flows as an operating activity.
The weighted average fair value at the grant date for options issued in 2022 and 2021, was $0.96 and $1.14, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted average assumptions used:
Risk free interest rate	2.1%	0.7%
Expected volatility	56.4%	62.6%
Expected dividend yield	6.2%	1.5%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2022 and 2021, was 6.7 years.
For fiscal years 2022 and 2021, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2022, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $2.6 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

For additional information, see Note 9, Employee Stock Purchase Plan and Stock Plan.
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $6.5 million and $6.4 million, during 2022 and 2021, respectively.
Noncontrolling Interest
The Company accounted for its investment in UDS under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS has been consolidated in the Company’s financial statements from the date of acquisition. Noncontrolling interest, which represents the 35% noncontrolling interest in UDS, is reflected on the Company’s Consolidated Financial Statements. In May of 2022, the Company completed an $11.2 million capital distribution from its Chinese JV. As the Company is 65% owner, $7.3 million came to the Company's US operations, and 35% or $3.9 million went to the JV partner, thus resulting in a $3.9 million decrease in the Company's consolidated cash and noncontrolling interest balance sheet accounts.
Sales Taxes
The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.
Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 3.2 million and 4.3 million common shares excluded from the calculation of diluted net income attributable to ARC per common share as their effect would have been anti-dilutive for 2022 and 2021, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2022 and 2021:

	Year Ended December 31,
	2022	2021
Weighted average common shares outstanding during the period — basic	42,214	42,164
Effect of dilutive stock awards	1,066	568
Weighted average common shares outstanding during the period — diluted	43,280	42,732

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (“ASU 2016-13”), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be January 1, 2023. The Company is finalizing its assessment of CECL and believes that the impact will be insignificant on its consolidated statements of financial condition and results of operations.

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
Given the uncertainty regarding the ultimate financial impact of the COVID-19 pandemic and the ensuing economic recovery, there can be no assurance that the estimates and assumptions made for purposes of the Company's goodwill impairment analysis in 2022 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The carrying amount of goodwill from January 1, 2021 through December 31, 2022 is summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2021	$405,558	$284,507	$121,051
December 31, 2021	$405,558	$284,507	$121,051
December 31, 2022	$405,558	$284,507	$121,051

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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2022 and concluded that there was no impairment.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2022 and 2021 which continue to be amortized:

	December 31, 2022			December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,087	$99,073	$14	$99,446	$99,371	$75
Trade names and trademarks	20,281	20,087	194	20,344	20,094	250
	$119,368	$119,160	$208	$119,790	$119,465	$325
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2023	$42
2024	40
2025	36
2026	35
2027	35
Thereafter	20
$208
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2022	2021
Machinery and equipment	$246,262	$249,482
Buildings and leasehold improvements	23,128	22,883
Furniture and fixtures	2,737	2,591
	272,127	274,956
Less accumulated depreciation	(231,913)	(229,803)
	$40,214	$45,153
Depreciation expense was $20.3 million and $24.4 million for 2022 and 2021, respectively.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2022	2021
Revolving Loans; 5.6% and 1.7% interest rate at December 31, 2022 and 2021, respectively	40,000	46,250
Various finance leases; weighted average interest rate of 5.1% and 4.7% at December 31, 2022 and 2021, respectively; principal and interest payable monthly through March 2028	26,474	31,992
	66,474	78,242
Less current portion	(11,558)	(13,816)
	$54,916	$64,426
Credit Agreement
On April 22, 2021, the Company entered into the 2021 Credit Agreement with U.S. Bank National Association, as administrative agent and the lender party thereto. The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the Credit Agreement dated as of November 20, 2014, as amended (the "2014 Credit Agreement"). The 2021 Credit Agreement features terms similar to the 2014 Credit Agreement, including the ability to use excess cash of up to $15 million per year for restricted payments such as share repurchases and dividends. The obligation under the 2021 Credit Agreement matures on April 22, 2026.
As of December 31, 2022, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50% (B) the one month LIBOR plus 1.00% per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of December 31, 2022, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 5.6%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants during the year ended December 31, 2022.
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
The 2021 Credit Agreement allows for payment of dividends. In December 2022, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that is payable on February 28, 2023 to shareholders of record as of January 31, 2023. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of December 31, 2022.
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

6. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of the Company’s future minimum operating lease payments as of December 31, 2022.
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2022, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
7. LEASING
Adoption of ASC Topic 842, Leases
The Company accounts for leases under ASC 842, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a ROU asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases the lessee will recognize a straight-line total lease expense. In addition, ASC 842 changes the definition of a lease, which resulted in changes to the classification of certain service contracts with customers to lease arrangements.
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
The tables below present financial information associated with the Company's leases as of, and the years ended, December 31, 2022 and December 31, 2021.

	Classification	December 31, 2022	December 31, 2021
Assets
Operating lease assets	Right-of-use assets from operating leases	$28,163	$29,360
Finance lease assets	Property and equipment	60,887	75,094
	Less accumulated depreciation	(38,607)	(48,582)
	Property and equipment, net	22,280	26,512
Total lease assets		$50,443	$55,872

Liabilities
Current
Operating	Current portion of operating lease liabilities	$9,924	$10,284
Finance	Current portion of long-term finance leases	11,558	13,816
Long-term
Operating	Long-term portion of operating lease liabilities	23,339	24,952
Finance	Long-term portion of finance leases	14,916	18,176
Total lease liabilities		$59,737	$67,228

	Classification	Year Ended
		December 31, 2022	December 31, 2021
Operating lease cost	Cost of sales	$12,940	$13,600
	Selling, general and administrative expenses	2,813	2,962
Total operating lease cost (1)(2)		$15,753	$16,562

Finance lease cost
Amortization of leased assets	Cost of sales	$12,718	$16,039
	Selling, general and administrative expenses	461	311
Interest on lease liabilities	Interest expense, net	1,447	1,786
Total finance lease cost		14,626	18,136
Total lease cost		$30,379	$34,698
(1) Includes variable lease costs and short-term lease costs of $2,795 and $240, respectively for the year ended December 31, 2022.
(2) Includes variable lease costs and short-term lease costs of $3,065 and $255, respectively for the year ended December 31, 2021.

Maturity of lease liabilities (as of December 31, 2022)	Operating Leases(1) (2)	Finance Leases(3)
2023	$11,259	$12,510
2024	8,354	7,903
2025	6,437	4,393
2026	4,467	2,878
2027	3,836	1,022
Thereafter	2,983	4
Total	37,336	28,710
Less amount representing interest	4,073	2,236
Present value of lease liability	$33,263	$26,474
(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of December 31, 2022. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2023. The rental payments on these facilities amounted to $0.5 million during 2022. In the table above, annual rental payments of $0.5 million for related parties are included in 2023.
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

	December 31, 2022	December 31, 2021
Weighted average remaining lease term (years)
Operating leases	4.3	4.3
Finance leases	2.8	2.9

Weighted average discount rate
Operating leases	5.2%	5.7%
Finance leases	5.1%	4.7%

Other information	Year Ended December 31, 2022	Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,907	$15,054
Operating cash flows from finance leases	$1,451	$1,755
Financing cash flows from finance leases	$14,736	$18,369
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
MPS revenue includes $70.0 million of rental income and $5.8 million of service income for the year ended December 31, 2022. MPS revenue includes $66.5 million of rental income and $5.9 million of service income for the year ended December 31, 2021. The Company's property and equipment, net of accumulated depreciation, includes approximately $23 million and $26 million of equipment subject to leases with customers under the Company's MPS arrangements for the years ended December 31, 2022 and December 31, 2021, respectively. Following termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.

8. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2022 and 2021:

	Year Ended December 31,
	2022	2021
Current:
Federal	$—	$—
State	154	38
Foreign	487	179
	641	217
Deferred:
Federal	4,142	3,245
State	1,040	985
Foreign	9	(266)
	5,191	3,964
Income tax provision	$5,832	$4,181
The Company's foreign earnings (loss) before taxes were $0.4 million and $(1.3) million for 2022 and 2021, respectively.
The Company’s US earnings before taxes were $16.2 million and $14.4 million for 2022 and 2021, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2022	2021
Deferred tax assets:
Financial statement accruals not currently deductible	$1,151	$1,403
Social security tax deferral	—	316
Accrued vacation	754	753
Accrued bonuses	914	834
Deferred revenue, net	37	32
Fixed assets	4,242	4,433
Right of use operating lease liabilities	8,494	9,067
Goodwill and other identifiable intangibles	745	2,127
Stock-based compensation	2,365	2,865
Federal tax net operating loss carryforward	14,593	16,142
State tax net operating loss carryforward, net	5,182	5,594
Foreign tax net operating loss carryforward	879	943
Tax credits, net	1,669	1,681
Gross deferred tax assets	41,025	46,190
Less: valuation allowance	(2,651)	(2,421)
Net deferred tax assets	$38,374	$43,769

Deferred tax liabilities:
Goodwill	$(23,197)	$(23,015)
Right of use assets	(7,184)	(7,461)
Net deferred tax assets	$7,993	$13,293

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2022	2021
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	6	6
Foreign taxes	1	1
Valuation allowance	1	2
Section 162(m) limitation	2	1
Stock based compensation	3	1
Discrete items for federal, state and foreign taxes	1	—
Effective income tax rate	35%	32%

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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.7 million valuation allowance against certain deferred tax assets as of December 31, 2022.
Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2022 are considered more likely than not to be realized. The valuation allowance of $2.7 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
As of December 31, 2022, the Company had approximately $69.5 million of consolidated federal, $83.6 million of state and $4.5 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. Certain federal net operating loss carryforwards will begin to expire in varying amounts between 2032 and 2037. Certain state net operating loss carryforwards will begin to expire in varying amounts between 2023 and 2042. The foreign net operating loss carryforwards begin to expire in varying amounts beginning in 2023. As of December 31, 2022, the Company had approximately $0.5 million of foreign and $1.5 million of certain state tax credit carryforwards which will begin to expire in varying amounts in 2023 and 2024.

The Company and some of its subsidiaries files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018. An exception is that the U.S. federal jurisdiction may redetermine correct taxable income in a closed year in order to ascertain either the amount of an NOL, or the amount of an NOL that is absorbed in the closed year for purposes of determining the correct net operating loss deduction for an open year. We incurred federal NOL’s in various years dating back to the 2011 tax year.
There were no unrecognized tax benefits as of and for the years ended December 31, 2022 or 2021. The Company includes interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2022 and 2021, no interest or penalties were required to be recognized related to unrecognized tax benefits.
9. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2022 and 2021, was $17 thousand and $9 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2022	2021
Shares purchased	45	34
Average price per share	$2.16	$1.80
Stock Plan
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company's Stock Plan authorizes the Company to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. At December 31, 2022, 1.4 million shares remain available for issuance under the Stock Plan.
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
During 2022 and 2021, the Company granted options to acquire a total of 1.7 million shares and 0.7 million shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2020	5,212	$3.77
Granted	688	$2.22
Exercised	(165)	$2.30
Forfeited/Canceled	(273)	$4.90
Outstanding at December 31, 2021	5,462	$3.56
Granted	1,658	$3.11
Exercised	(618)	$2.49
Forfeited/Canceled	(533)	$5.31
Outstanding at December 31, 2022	5,969	$3.39	5.62	$2,154
Vested or expected to vest at December 31, 2022	5,969	$3.39	5.62	$2,154
Exercisable at December 31, 2022	3,619	$3.79	3.57	$1,389
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2022. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2022 and December 31, 2021 were $292 thousand and $136 thousand, respectively.
A summary of the Company’s non-vested stock options as of December 31, 2022, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value per Share
Non-vested at December 31, 2021	1,300	$1.01
Granted	1,658	$0.96
Vested	(597)	$1.04
Forfeited/Canceled	(11)	$1.04
Non-vested at December 31, 2022	2,350	$0.96
The following table summarizes certain information concerning outstanding options at December 31, 2022:

Range of Exercise Price per Share	Options Outstanding at December 31, 2022
$1.14 – $2.70	3,075
$3.21 – $4.75	2,124
$6.16 – $7.19	396
$8.89 – $9.09	374
$1.14 – $9.09	5,969
Restricted Stock
In 2022, the Company granted 0.1 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 16 thousand shares of restricted stock awards to each of the Company's three non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock vests on the one-year anniversary of the grant date.

In 2021, the Company granted granted 0.9 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 28 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board of directors with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock vests on the one-year anniversary of the grant date.
A summary of the Company’s non-vested restricted stock as of December 31, 2022, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value per Share
Non-vested at December 31, 2021	1,114	$2.13
Granted	152	$3.37
Vested	(547)	$2.19
Forfeited/Canceled	—	$—
Non-vested at December 31, 2022	719	$2.35
The total fair value of restricted stock awards vested during the years ended December 31, 2022 and 2021 was $1.7 million and $0.9 million, respectively.
10. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.4 million annually during fiscal years 2022 and 2021.

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
The following table summarizes the bases used to measure goodwill at fair value on a nonrecurring basis in the consolidated financial statements as of and for the year ended December 31, 2022 and 2021:

	Significant Other Unobservable Inputs
	December 31, 2022		December 31, 2021
	Level 3	Total Losses	Level 3	Total Losses
Nonrecurring Fair Value Measure

Goodwill	$121,051	$—	$121,051	$—