Form 10-Q
period 2023-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2023-05-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,636,242 as of April 27, 2023.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2023

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
In some cases, you can identify forward-looking statements by terms such as “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “target,” “likely,” “will,” “would,” “could,” and other similar language, whether in the negative or affirmative. The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions. We have based these forward-looking statements on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations.
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions as described under the section titled "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
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
•The market price of our common stock is volatile, and is impacted by factors other than our financial performance, which could cause the value of an investment in our stock to decline.
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
Except where otherwise indicated, the statements made in this Quarterly Report on Form 10-Q are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Unless required by law, we undertake no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as well as our proxy statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$49,803	$52,561
Accounts receivable, net of allowances for accounts receivable of $2,013 and $1,947	39,423	38,748
Inventory	9,204	8,610
Prepaid expenses	3,665	4,018
Other current assets	3,143	3,540
Total current assets	105,238	107,477
Property and equipment, net of accumulated depreciation of $230,906 and $231,913	38,748	40,214
Right-of-use assets from operating leases	29,066	28,163
Goodwill	121,051	121,051
Other intangible assets, net	198	208
Deferred income taxes	6,998	7,993
Other assets	2,170	2,209
Total assets	$303,469	$307,315
Liabilities and Equity
Current liabilities:
Accounts payable	$23,207	$22,972
Accrued payroll and payroll-related expenses	8,671	11,235
Accrued expenses	15,137	16,882
Current operating lease liability	10,060	9,924
Current portion of finance leases	10,615	11,558
Total current liabilities	67,690	72,571
Long-term operating lease liabilities	24,014	23,339
Long-term debt and finance leases	54,160	54,916
Other long-term liabilities	133	199
Total liabilities	145,997	151,025
Commitments and contingencies (Note 6)
Shareholders’ equity:
ARC Document Solutions, Inc. shareholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 52,268 and 51,400 shares issued and 43,636 and 43,101 shares outstanding	52	51
Additional paid-in capital	134,510	132,952
Retained earnings	44,231	44,416
Accumulated other comprehensive loss	(4,138)	(4,187)
	174,655	173,232
Less cost of common stock in treasury, 8,632 and 8,299 shares	18,994	18,877
Total ARC Document Solutions, Inc. shareholders’ equity	155,661	154,355
Noncontrolling interest	1,811	1,935
Total equity	157,472	156,290
Total liabilities and equity	$303,469	$307,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Net sales	$68,918	$69,488
Cost of sales	45,993	47,039
Gross profit	22,925	22,449
Selling, general and administrative expenses	19,482	19,355
Amortization of intangible assets	11	35
Income from operations	3,432	3,059
Other income, net	(11)	(25)
Interest expense, net	456	430
Income before income tax provision	2,987	2,654
Income tax provision	1,160	798
Net income	1,827	1,856
Loss attributable to the noncontrolling interest	113	116
Net income attributable to ARC Document Solutions, Inc. shareholders	$1,940	$1,972
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.05
Diluted	$0.04	$0.05
Weighted average common shares outstanding:
Basic	42,552	42,064
Diluted	43,764	43,739
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$1,827	$1,856
Other comprehensive income, net of tax
Foreign currency translation adjustments	38	42
Other comprehensive income, net of tax	38	42
Comprehensive income	1,865	1,898
Comprehensive loss attributable to noncontrolling interest, net of tax	(124)	(84)
Comprehensive income attributable to ARC Document Solutions, Inc. shareholders	$1,989	$1,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	105	—	451	—	—	—	—	451
Stock options exercised	135	1	287	—	—	—	—	288
Issuance of common stock under Employee Stock Purchase Plan	6	—	20	—	—	—	—	20
Treasury shares	—	—	—	—	—	(281)	—	(281)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,116)	—	—	—	(2,116)
Comprehensive income (loss), net of tax	—	—	—	1,972	10	—	(84)	1,898
Balance at March 31, 2022	50,830	$51	$130,639	$41,624	$(2,491)	$(17,052)	$6,481	$159,252

	ARC Document Solutions, Inc. Shareholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	105	—	494	—	—	—	—	494
Stock options exercised	751	1	1,035	—	—	—	—	1,036
Issuance of common stock under Employee Stock Purchase Plan	12	—	29	—	—	—	—	29
Treasury shares	—	—	—	—	—	(117)	—	(117)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,125)	—	—	—	(2,125)
Comprehensive income (loss), net of tax	—	—	—	1,940	49	—	(124)	1,865
Balance at March 31, 2023	52,268	$52	$134,510	$44,231	$(4,138)	$(18,994)	$1,811	$157,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$1,827	$1,856
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	98	72
Depreciation	4,652	5,394
Amortization of intangible assets	11	35
Amortization of deferred financing costs	16	15
Stock-based compensation	494	451
Deferred income taxes	962	735
Deferred tax valuation allowance	43	8
Other non-cash items, net	(75)	(50)
Changes in operating assets and liabilities:
Accounts receivable	(698)	(1,390)
Inventory	(583)	(867)
Prepaid expenses and other assets	3,258	3,213
Accounts payable and accrued expenses	(6,181)	(6,541)
Net cash provided by operating activities	3,824	2,931
Cash flows from investing activities
Capital expenditures	(2,255)	(1,242)
Other	92	88
Net cash used in investing activities	(2,163)	(1,154)
Cash flows from financing activities
Proceeds from stock option exercises	1,036	288
Proceeds from issuance of common stock under Employee Stock Purchase Plan	29	20
Share repurchases	(117)	(281)
Payments on finance leases	(3,183)	(4,033)
Borrowings under revolving credit facilities	42,000	38,000
Payments under revolving credit facilities	(42,000)	(39,250)
Dividends paid	(2,122)	(2,108)
Net cash used in financing activities	(4,357)	(7,364)
Effect of foreign currency translation on cash balances	(62)	32
Net change in cash and cash equivalents	(2,758)	(5,555)
Cash and cash equivalents at beginning of period	52,561	55,929
Cash and cash equivalents at end of period	$49,803	$50,374
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$1,485	$1,689
Operating lease obligations incurred	$3,365	$1,147
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Noncontrolling Interest
The Company accounted for its investment in UNIS Document Solutions Co. Ltd. ("UDS"), under the purchase method of accounting, in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations. UDS has been consolidated in the Company's financial statements from the date of acquisition. Noncontrolling interest, which represents the 35% noncontrolling interest in UDS owned by the joint venture ("JV") partner, is reflected on the Company's Condensed Consolidated Financial Statements.
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2023	2022
Service Sales
Digital Printing	$41,379	$41,947
MPS(1)	19,016	18,654
Scanning and Digital Imaging	4,594	4,169
Total services sales	$64,989	$64,770
Equipment and Supplies Sales	3,929	4,718
Total net sales	$68,918	$69,488
(1) MPS includes $17.5 million of rental income and $1.5 million of service income for the three months ended March 31, 2023. MPS includes $17.2 million of rental income and $1.5 million of service income for the three months ended March 31, 2022.
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

Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (“ASU 2016-13”), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020 including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update will be January 1, 2023. The implementation of CECL did not have a material impact on the Company's consolidated statements of financial condition and results of operations.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2023, 3.8 million shares of common stock, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three months ended March 31, 2022, 2.8 million shares of common stock were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's equity incentive plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Weighted average common shares outstanding during the period—basic	42,552	42,064
Effect of dilutive stock awards	1,212	1,675
Weighted average common shares outstanding during the period—diluted	43,764	43,739

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
There can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2022 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2022 through March 31, 2023.
See “Critical Accounting Policies and Significant Judgements and Estimates" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022 for further information regarding the process and assumptions used in the goodwill impairment analysis.
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

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2023 and December 31, 2022 which continue to be amortized:

	March 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,114	$99,102	$12	$99,087	$99,073	$14
Trade names and trademarks	20,284	20,098	186	20,281	20,087	194
	$119,398	$119,200	$198	$119,368	$119,160	$208
Estimated future amortization expense of other intangible assets for the remainder of the 2023 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2023 (excluding the three months ended March 31, 2023)	$31
2024	40
2025	36
2026	35
2027	35
Thereafter	21
$198
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million, for the three months ended March 31, 2023, which resulted in an effective income tax rate of 38.8%, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. The Company recorded an income tax provision of $0.8 million in relation to pretax income of $2.7 million, for the three months ended March 31, 2022, which resulted in an effective income tax rate of 30.1%, primarily impacted by state taxes, certain stock-based compensation, changes in valuation allowances against certain deferred tax assets and non-deductible expenses.
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

The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.7 million valuation allowance against certain deferred tax assets as of March 31, 2023.
Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2023 are considered more likely than not to be realized. The valuation allowance of $2.7 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
Revolving Loans; 6.2% and 5.6% interest rate at March 31, 2023 and December 31, 2022	$40,000	$40,000
Various finance leases; weighted average interest rate of 5.3% and 5.1% at March 31, 2023 and December 31, 2022, respectively; principal and interest payable monthly through March 2028	24,775	26,474
	64,775	66,474
Less current portion	(10,615)	(11,558)
	$54,160	$54,916
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
As of March 31, 2023, the Company's borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of March 31, 2023, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 6.2%.
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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of March 31, 2023.
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
The 2021 Credit Agreement allows for payment of dividends. In February 2023, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on May 31, 2023 to shareholders of record as of April 28, 2023. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of March 31, 2023.
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

6. Commitments and Contingencies
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements used in the ordinary course of business. Certain lease agreements for the Company's facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, on the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for a schedule of the Company's future minimum operating lease payments.
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2023, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
7. Stock-Based Compensation
On April 29, 2021, the Company's shareholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. The Company is authorized to issue up to 3.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of March 31, 2023, 0.2 million shares remained available for issuance under the 2021 Incentive Plan. On April 26, 2023, the Company's shareholders approved an amendment to the 2021 Plan to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock.
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
During the three months ended March 31, 2023, the Company granted options to acquire a total of 1.1 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the three months ended March 31, 2023, the Company granted 0.1 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date.
Stock-based compensation expense was $0.5 million for the three months ended March 31, 2023 and March 31, 2022.

As of March 31, 2023, total unrecognized compensation cost related to unvested stock-based payments totaled $3.9 million and is expected to be recognized over a weighted-average period of approximately 2.3 years.
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
As of March 31, 2023, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $1.6 million as of March 31, 2023 and $1.7 million as of December 31, 2022 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short and long-term debt: The carrying amount of the Company’s finance leases reported in the interim Condensed Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of March 31, 2023 for borrowings under its 2021 Credit Agreement is $40.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $40.0 million as of March 31, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our service agreements. We operate more than 10,500 managed print services, or MPS locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces of equipment in offices around the world. We also provide proprietary software to our customers to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
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
The majority of our products and services are available from each of our service centers. Our primary operational objective is to optimize our business performance by driving as much customer work through our service center network as is practical, and leveraging our production infrastructure, workforce, and production-grade equipment. All our production centers are digitally connected and we operate standard software and systems to support seamless movement of customers digital data and print anywhere within the ARC system.

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
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs.” Indirect costs consist primarily of equipment expenses related to our MPS locations (typically our customers’ offices and job sites) and our service centers. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, the impact of paper pricing on our operating margins is mitigated, and in some cases eliminated, as it is often passed on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste, and we maintain low levels of inventory. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
The effects of the 2022 global supply chain disruptions have eased in 2023. The supply chain disruptions for us were primarily confined to price increases. As noted above, price increases are often passed on to our customers. Labor costs have increased moderately to retain valuable employees or to compete for new hires. While these increases had an effect, we believe our cost optimization program will continue to make them manageable in the future.

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

Because our relationships with credit providers allows us to obtain attractive lease rates, we have historically chosen to lease rather than purchase most of our equipment over the past two years. With the rising cost of capital, in 2023 we have decided to adjust our historical strategy and use more of our available cash to acquire equipment and minimize the impact of interest expense on our results of operations.

Research and development costs consist mainly of the salaries, leased building space, and computer equipment related to our data storage and development centers in San Ramon, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

COVID-19 Pandemic
The COVID-19 pandemic adversely impacted our financial performance during 2020 to 2022, but we expect that its acute impact is mostly behind us. We believe, however, that the reduced office presence of employees brought on by the COVID-19 pandemic will be permanent. As a result, our MPS business remains under pressure as most employers have left work-from-home policies in place. We expect that remote work and hybrid work arrangements will remain the norm for many of our customers, but print volumes may increase marginally as they did in the first quarter of 2023 as some employers bring their employees back into the office at higher rates than we saw in 2022. We believe work-from-home and hybrid work practices benefit our scanning business as employees need access to documents, regardless of where they are working, and document scanning is the first step in making them accessible in the cloud.
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

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2023(1)	2022(1)	$	%
Digital Printing	$41.4	$41.9	$(0.6)	(1.4)%
MPS	19.0	18.7	0.4	1.9%
Scanning and Digital Imaging	4.6	4.2	0.4	10.2%
Equipment and supplies sales	3.9	4.7	(0.8)	(16.7)%
Total net sales	$68.9	$69.5	$(0.6)	(0.8)%

Gross profit	$22.9	$22.4	$0.5	2.1%
Selling, general and administrative expenses	$19.5	$19.4	$0.1	0.7%
Amortization of intangible assets	$—	$—	$—	(68.6)%
Interest expense, net	$0.5	$0.4	$—	6.0%
Income tax provision	$1.2	$0.8	$0.4	45.4%
Net income attributable to ARC	$1.9	$2.0	$—	(1.6)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$2.2	$2.0	$0.2	9.9%
EBITDA (2)	$8.2	$8.6	$(0.4)	(4.8)%
Adjusted EBITDA (2)	$8.7	$9.1	$(0.4)	(4.0)%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2023 (1)	2022 (1)
Net sales	100.0%	100.0%
Cost of sales	66.7	67.7
Gross profit	33.3	32.3
Selling, general and administrative expenses	28.3	27.9
Amortization of intangible assets	—	0.1
Income from operations	5.0	4.4
Interest expense, net	0.7	0.6
Income before income tax provision	4.3	3.8
Income tax provision	1.7	1.1
Net income	2.7	2.7
Loss attributable to the noncontrolling interest	0.2	0.2
Net income attributable to ARC	2.8%	2.8%
Non-GAAP (2)
EBITDA (2)	11.9%	12.4%
Adjusted EBITDA (2)	12.6%	13.1%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Net Sales
Net sales for the three months ended March 31, 2023, decreased 0.8% compared to the same period in 2022. The decrease in net sales for the first quarter 2023 was primarily driven by a decrease in our lower margin Equipment & Supplies sales and a decrease in our Digital Printing services, partially offset by the year-over-year increase in sales from MPS and Scanning and Digital Imaging services.
Digital Printing. Year-over-year sales of Digital Printing services decreased $0.6 million, or 1.4%, for the three months ended March 31, 2023. Year-over-year sales increased in digital color graphic printing from new and existing customers and we experienced continuing demand for digital color graphic printing across most of our customer base. This growth was offset by the decrease in digital plan printing sales which we attribute to less activity and lower spending on new construction projects due to increased costs of capital. Digital Printing services represented 60% of total net sales for the three months ended March 31, 2023 and March 31, 2022.
MPS. Year-over-year sales of MPS services for the three months ended March 31, 2023, increased $0.4 million, or 1.9%. Growth in MPS sales reflects an increase of on-site printing volume as moderation of work-from-home directives encouraged more employees to return to offices during the period.
MPS sales represented approximately 28% of total net sales for the three months ended March 31, 2023, compared to 27% for the three months ended March 31, 2022.
The number of MPS locations has remained relatively flat year-over-year at approximately 10,700 as of March 31, 2023.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $0.4 million, or 10.2% for the three months ended March 31, 2023. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to growing demand for paper-to-digital document conversions used in day-to-day business operations, and the creation of digital archives to replace long-term warehoused paper document storage. We continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.8 million, or 16.7%, for the three months ended March 31, 2023 driven mostly by a year-over-year sales drop of $0.5 million from our Chinese joint venture as the Chinese economy continues to be challenged.
Gross Profit
During the three months ended March 31, 2023, gross profit increased to $22.9 million, or 33.3%, compared to $22.4 million, or 32.3% during the three months ended March 31, 2022, primarily driven by the efficiency in our cost structure and the reduction in depreciation expense of $0.7 million.
Gross margin improvement was largely driven by our efforts to drive more work through our service centers which allows us to leverage our infrastructure (facilities & equipment), cross-trained workforce, and production-grade equipment, as well as improved production efficiencies in 2023. The improvements were partially offset by an increase in labor resulting from the inflationary pressures experienced during the last twelve months.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $0.1 million, or 0.7%, to $19.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, which is consistent compared to the same period in 2022 despite the increase in labor costs.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three months ended March 31, 2023, due to the completed amortization of certain customer relationship intangibles related to historical acquisitions.

Interest Expense, Net
Net interest expense of $0.5 million for the three months ended March 31, 2023, increased $0.1 million, compared to $0.4 million for the three months ended March 31, 2022. The slight increase is due to the increase in interest rates partially offset by the continued pay down of our long-term debt. Our 2021 Credit Agreement (as defined below) features a flexible payment schedule which allows us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to pay down the revolving loan to manage our interest expense.
Income Taxes
We recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million for the three months ended March 31, 2023, which resulted in an effective income tax rate of 38.8%. Our effective income tax rate for the three months ended March 31, 2023, was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, and other discrete items, our effective income tax rate for the consolidated company would have been 30.4% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.9% for the three months ended March 31, 2023.
By comparison, we recorded an income tax provision of $0.8 million in relation to pretax income of $2.7 million for the three months ended March 31, 2022, which resulted in an effective income tax rate of 30.1%. Our effective income tax rate for the three months ended March 31, 2022, was primarily impacted by state taxes, certain stock-based compensation, change in valuation allowances against certain deferred tax assets and non-deductible expenses. Excluding the impact of the change in valuation allowances and certain stock-based compensation, our effective income tax rate for the consolidated company would have been 28.8% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 28.6% for the three months ended March 31, 2022.
We have a $2.7 million valuation allowance against certain deferred tax assets as of March 31, 2023.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC decreased to $1.9 million during the three months ended March 31, 2023, as compared to $2.0 million during the three months ended March 31, 2022. The decrease in net income attributable to ARC was primarily driven by the increase in income tax provision as noted above in the first quarter of 2023.
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
EBITDA margin decreased to 11.9% for the three months ended March 31, 2023, from 12.4% for the same period in 2022. Excluding the effect of stock-based compensation, adjusted EBITDA margin decreased to 12.6% during the three months ended March 31, 2023, as compared to 13.1% for the same period in 2022. The decrease for the three months ended March 31, 2023, is largely attributable to lower sales.

Impact of Inflation
Rising costs for raw materials, such as paper, and fuel charges are largely being passed on to customers via price increases during the ordinary course of business. These price increases have moderated the impact of inflation on our financial results in 2023. As these inflationary pressures continue, however, the increased cost of labor, materials and other indirect costs require close and active management to avoid material impacts to our cost structure.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC shareholders for the three months ended March 31, 2023 and 2022 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2023 and 2022. We believe these changes were the result of items which are not indicative of our actual operating performance.

We have presented adjusted EBITDA for the three months ended March 31, 2023 and 2022 to exclude stock-based compensation expense. Adjusted EBITDA margin is a non-GAAP measure calculated by dividing adjusted EBITDA by net sales. The adjustment to exclude stock-based compensation expense to EBITDA is consistent with the definition of adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows provided by operating activities	$3,824	$2,931
Changes in operating assets and liabilities	4,204	5,585
Non-cash expenses, including depreciation and amortization	(6,201)	(6,660)
Income tax provision	1,160	798
Interest expense, net	456	430
Loss attributable to the noncontrolling interest	113	116
Depreciation and amortization	4,663	5,429
EBITDA	$8,219	$8,629
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income attributable to ARC Document Solutions, Inc.	$1,940	$1,972
Interest expense, net	456	430
Income tax provision	1,160	798
Depreciation and amortization	4,663	5,429
EBITDA	8,219	8,629
Stock-based compensation	494	451
Adjusted EBITDA	$8,713	$9,080

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2023 (1)	2022 (1)
Net income margin attributable to ARC Document Solutions, Inc.	2.8%	2.8%
Interest expense, net	0.7	0.6
Income tax provision	1.7	1.1
Depreciation and amortization	6.8	7.8
EBITDA margin	11.9	12.4
Stock-based compensation	0.7	0.6
Adjusted EBITDA margin	12.6%	13.1%
(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2023	2022
Net income attributable to ARC Document Solutions, Inc.	$1,940	$1,972
Deferred tax valuation allowance and other discrete tax items	234	6
Adjusted net income attributable to ARC Document Solutions, Inc.	$2,174	$1,978

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.05
Diluted	$0.04	$0.05
Weighted average common shares outstanding:
Basic	42,552	42,064
Diluted	43,764	43,739
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. shareholders:
Basic	$0.05	$0.05
Diluted	$0.05	$0.05
Weighted average common shares outstanding:
Basic	42,552	42,064
Diluted	43,764	43,739

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures and stock repurchases.
Total cash and cash equivalents as of March 31, 2023 was $49.8 million. Of this amount, $4.3 million was held in foreign countries, with $2.7 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$3,824	$2,931
Net cash used in investing activities	$(2,163)	$(1,154)
Net cash used in financing activities	$(4,357)	$(7,364)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations during the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to an improvement in accounts receivable collections, timing of payables and continued inventory management. Closely managing our cash collections resulted in days sales outstanding, or DSO, improving to 51 days as of March 31, 2023, compared to 53 days as of March 31, 2022.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $2.3 million and $1.2 million for the three months ended March 31, 2023, and 2022, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2023 due to increasing interest rates. The overall amount of equipment we have acquired has, however, remained consistent with prior year.
Financing Activities
Net cash of $4.4 million used in financing activities during the three months ended March 31, 2023, primarily relates to payments on our finance leases and dividends, partially offset by proceeds from stock option exercises.
Our cash position, working capital, and debt obligations as of March 31, 2023 and December 31, 2022 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$49,803	$52,561
Working capital	$37,548	$34,906

Borrowings from revolving credit facility	$40,000	$40,000
Other debt obligations	24,775	26,474
Total debt obligations	$64,775	$66,474

The increase of $2.6 million in working capital was primarily driven by the increase in accounts receivable of $0.7 million and a $0.6 million increase in inventory, in addition to a decrease in accrued expenses, partially offset by the decrease in cash. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

We believe that our current cash and cash equivalents balance of $49.8 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
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
As of March 31, 2023, our borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of LIBOR loans, at a per annum rate equal to the applicable LIBOR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not LIBOR loans bear interest at a per annum rate (which rate shall not be less than zero) equal to (i) the greatest of (A) the Federal Funds Rate plus 0.50%, (B) the one month LIBOR rate plus 1.00%, per annum, and (C) the rate of interest announced, from time to time, by U.S. Bank National Association as its “prime rate,” plus (ii) a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of March 31, 2023, LIBOR loans borrowed under the 2021 Credit Agreement accrued interest at 6.2%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

The transition to non-LIBOR loan rates for us will occur in the second quarter of 2023, but we believe the transition will not have a material impact on our interest expense.
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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of March 31, 2023.
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
Finance Leases
As of March 31, 2023, we had $24.8 million of finance lease obligations outstanding, with a weighted average interest rate of 5.3% and maturities between 2022 and 2028. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2022, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of March 31, 2023.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Form 10-K for the fiscal year ended for December 31, 2022, for the schedule on maturities of operating lease liabilities as there were no material changes as of March 31, 2023.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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

Critical Accounting Policies and Significant Judgements and Estimates
Our management prepares financial statements in conformity with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our Annual Report on Form 10-K for the year ended December 31, 2022 includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to the critical accounting policies, significant judgements and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgment and estimation is inherently higher in these uncertain economic times.
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
Given the uncertain economic times and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2022 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.7 million valuation allowance against certain deferred tax assets as of March 31, 2023.
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

The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. We estimate the potential outcome of any uncertain tax issue, which is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. We use a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. We record a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on its tax return. To the extent that our assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. We report tax-related interest and penalties as a component of income tax expense.
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements adopted.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2023 - January 31, 2023	—	$—	—	$6,211
February 1, 2023 - February 28, 2023	—	$—	—	$11,211
March 1, 2023 - March 31, 2023	—	$—	—	$11,211
Total repurchases	—		—

(1) On February 23, 2023, we announced that our Board of Directors expanded the repurchase program we previously announced on May 1, 2019 by an additional $5.0 million for an aggregate program size of $20.0 million through March 31, 2026. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice.

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
Date: May 4, 2023

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer