Form 10-Q
period 2023-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2023-08-03
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,234,211 as of July 24, 2023.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2023

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
Except where otherwise indicated, the statements made in this Quarterly Report on Form 10-Q are made as of the date we filed this report with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. All future written and verbal forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. Unless required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult further disclosures we make in future filings of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and any amendments thereto, as well as our proxy statements.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$51,066	$52,561
Accounts receivable, net of allowances for accounts receivable of $2,012 and $1,947	38,451	38,748
Inventory	8,876	8,610
Prepaid expenses	4,154	4,018
Other current assets	3,817	3,540
Total current assets	106,364	107,477
Property and equipment, net of accumulated depreciation of $232,051 and $231,913	37,941	40,214
Right-of-use assets from operating leases	27,691	28,163
Goodwill	121,051	121,051
Other intangible assets, net	178	208
Deferred income taxes	5,430	7,993
Other assets	2,138	2,209
Total assets	$300,793	$307,315
Liabilities and Equity
Current liabilities:
Accounts payable	$23,526	$22,972
Accrued payroll and payroll-related expenses	8,451	11,235
Accrued expenses	15,524	16,882
Current operating lease liability	9,534	9,924
Current portion of finance leases	9,792	11,558
Total current liabilities	66,827	72,571
Long-term operating lease liabilities	22,949	23,339
Long-term debt and finance leases	52,984	54,916
Other long-term liabilities	132	199
Total liabilities	142,892	151,025
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 52,436 and 51,400 shares issued and 43,229 and 43,101 shares outstanding	52	51
Additional paid-in capital	135,115	132,952
Retained earnings	46,087	44,416
Accumulated other comprehensive loss	(4,284)	(4,187)
	176,970	173,232
Less cost of common stock in treasury, 9,207 and 8,299 shares	20,685	18,877
Total ARC Document Solutions, Inc. stockholders’ equity	156,285	154,355
Noncontrolling interest	1,616	1,935
Total equity	157,901	156,290
Total liabilities and equity	$300,793	$307,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales	$72,350	$74,564	$141,268	$144,052
Cost of sales	47,174	49,026	93,167	96,065
Gross profit	25,176	25,538	48,101	47,987
Selling, general and administrative expenses	19,013	19,939	38,495	39,294
Amortization of intangible assets	10	35	21	70
Income from operations	6,153	5,564	9,585	8,623
Other income, net	(15)	(9)	(26)	(34)
Interest expense, net	447	446	903	876
Income before income tax provision	5,721	5,127	8,708	7,781
Income tax provision	1,734	2,001	2,894	2,799
Net income	3,987	3,126	5,814	4,982
Loss attributable to the noncontrolling interest	31	136	144	252
Net income attributable to ARC Document Solutions, Inc. stockholders	$4,018	$3,262	$5,958	$5,234
Earnings per share attributable to ARC Document Solutions, Inc. stockholders
Basic	$0.09	$0.08	$0.14	$0.12
Diluted	$0.09	$0.08	$0.14	$0.12
Weighted average common shares outstanding:
Basic	42,801	42,250	42,673	42,172
Diluted	43,614	43,490	43,679	43,630
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$3,987	$3,126	$5,814	$4,982
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(310)	(1,444)	(272)	(1,402)
Other comprehensive loss, net of tax	(310)	(1,444)	(272)	(1,402)
Comprehensive income	3,677	1,682	5,542	3,580
Comprehensive loss attributable to noncontrolling interest, net of tax	(195)	(522)	(319)	(606)
Comprehensive income attributable to ARC Document Solutions, Inc. stockholders	$3,872	$2,204	$5,861	$4,186
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2022	50,830	$51	$130,639	$41,624	$(2,491)	$(17,052)	$6,481	$159,252
Stock-based compensation	47	—	439	—	—	—	—	439
Stock options exercised	10	—	23	—	—	—	—	23
Issuance of common stock under Employee Stock Purchase Plan	9	—	18	—	—	—	—	18
Treasury shares	—	—	—	—	—	(1,049)	—	(1,049)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,113)	—	—	—	(2,113)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,908)	(3,908)
Comprehensive income (loss), net of tax	—	—	—	3,262	(1,058)	—	(522)	1,682
Balance at June 30, 2022	50,896	$51	$131,119	$42,773	$(3,549)	$(18,101)	$2,051	$154,344

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2023	52,268	$52	$134,510	$44,231	$(4,138)	$(18,994)	$1,811	$157,472
Stock-based compensation	131	—	529	—	—	—	—	529
Stock options exercised	26	—	45	—	—	—	—	45
Issuance of common stock under Employee Stock Purchase Plan	11	—	31	—	—	—	—	31
Treasury shares	—	—	—	—	—	(1,691)	—	(1,691)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,162)	—	—	—	(2,162)
Comprehensive income (loss), net of tax	—	—	—	4,018	(146)	—	(195)	3,677
Balance at June 30, 2023	52,436	$52	$135,115	$46,087	$(4,284)	$(20,685)	$1,616	$157,901

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	152	—	890	—	—	—	—	890
Stock options exercised	145	1	310	—	—	—	—	311
Issuance of common stock under Employee Stock Purchase Plan	15	—	38	—	—	—	—	38
Treasury shares	—	—	—	—	—	(1,330)	—	(1,330)
Cash dividends - common stock ($0.10 per share)	—	—	—	(4,229)	—	—	—	(4,229)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,908)	(3,908)
Comprehensive income (loss), net of tax	—	—	—	5,234	(1,048)	—	(606)	3,580
Balance at June 30, 2022	50,896	$51	$131,119	$42,773	$(3,549)	$(18,101)	$2,051	$154,344

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	236	—	1,023	—	—	—	—	1,023
Stock options exercised	777	1	1,080	—	—	—	—	1,081
Issuance of common stock under Employee Stock Purchase Plan	23	—	60	—	—	—	—	60
Treasury shares	—	—	—	—	—	(1,808)	—	(1,808)
Cash dividends - common stock ($0.10 per share)	—	—	—	(4,287)	—	—	—	(4,287)
Comprehensive income (loss), net of tax	—	—	—	5,958	(97)	—	(319)	5,542
Balance at June 30, 2023	52,436	$52	$135,115	$46,087	$(4,284)	$(20,685)	$1,616	$157,901
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$5,814	$4,982
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	229	201
Depreciation	9,015	10,547
Amortization of intangible assets	21	70
Amortization of deferred financing costs	32	30
Stock-based compensation	1,023	890
Deferred income taxes	2,545	2,578
Deferred tax valuation allowance	49	16
Other non-cash items, net	(157)	(106)
Changes in operating assets and liabilities:
Accounts receivable	222	(5,607)
Inventory	(323)	(1,156)
Prepaid expenses and other assets	4,542	5,197
Accounts payable and accrued expenses	(8,859)	(6,113)
Net cash provided by operating activities	14,153	11,529
Cash flows from investing activities
Capital expenditures	(4,496)	(2,666)
Other	191	142
Net cash used in investing activities	(4,305)	(2,524)
Cash flows from financing activities
Proceeds from stock option exercises	1,081	311
Proceeds from issuance of common stock under Employee Stock Purchase Plan	60	38
Share repurchases	(1,808)	(1,330)
Distribution to noncontrolling interest	—	(3,908)
Payments on finance leases	(6,194)	(7,827)
Borrowings under revolving credit facilities	82,000	76,000
Payments under revolving credit facilities	(82,000)	(78,500)
Payment of deferred financing costs	(23)	—
Dividends paid	(4,267)	(4,218)
Net cash used in financing activities	(11,151)	(19,434)
Effect of foreign currency translation on cash balances	(192)	(905)
Net change in cash and cash equivalents	(1,495)	(11,334)
Cash and cash equivalents at beginning of period	52,561	55,929
Cash and cash equivalents at end of period	$51,066	$44,595
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$2,482	$4,363
Operating lease obligations incurred	$4,375	$4,799
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service Sales
Digital Printing	$44,218	$46,165	$85,597	$88,112
MPS(1)	18,958	19,248	37,974	37,902
Scanning and Digital Imaging	5,260	4,320	9,854	8,489
Total services sales	$68,436	$69,733	$133,425	$134,503
Equipment and Supplies Sales	3,914	4,831	7,843	9,549
Total net sales	$72,350	$74,564	$141,268	$144,052
(1) MPS includes $17.4 million of rental income and $1.5 million of service income for the three months ended June 30, 2023 and $35.0 million of rental income and $3.0 million of service income for the six months ended June 30, 2023. MPS includes $17.8 million of rental income and $1.4 million of service income for the three months ended June 30, 2022 and $35.0 million of rental income and $2.9 million of service income for the six months ended June 30, 2022.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Loss (Topic 326) (“ASU 2016-13”), which updates the guidance on recognition and measurement of credit losses for financial assets. The new requirements, known as the current expected credit loss model ("CECL") will require entities to adopt an impairment model based on expected losses rather than incurred losses. ASU 2016-13 must be adopted on a modified-retrospective approach. This update was effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. In October 2019, the FASB approved an extension for all non-SEC filers, including small reporting companies, to extend the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Therefore, the effective date for this update was January 1, 2023. The implementation of CECL did not have a material impact on the Company's consolidated statements of financial condition and results of operations.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2023, 4.4 million and 4.1 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and six months ended June 30, 2022, 3.2 million and 3.0 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's equity incentive plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average common shares outstanding during the period—basic	42,801	42,250	42,673	42,172
Effect of dilutive stock awards	813	1,240	1,006	1,458
Weighted average common shares outstanding during the period—diluted	43,614	43,490	43,679	43,630

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
There can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2022 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2022 through June 30, 2023.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2023 and December 31, 2022 which continue to be amortized:

	June 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,167	$99,157	$10	$99,087	$99,073	$14
Trade names and trademarks	20,246	20,078	168	20,281	20,087	194
	$119,413	$119,235	$178	$119,368	$119,160	$208
Estimated future amortization expense of other intangible assets for the remainder of the 2023 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2023 (excluding the six months ended June 30, 2023)	$21
2024	38
2025	34
2026	33
2027	33
Thereafter	19
$178
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.7 million and $2.9 million in relation to pretax income of $5.7 million and $8.7 million, respectively, for the three and six months ended June 30, 2023, which resulted in an effective income tax rate of 30.3% and 33.2%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. The Company recorded an income tax provision of $2.0 million and $2.8 million in relation to pretax income of $5.1 million and $7.8 million, respectively, for the three and six months ended June 30, 2022, which resulted in an effective income tax rate of 39.0% and 36.0%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.7 million valuation allowance against certain deferred tax assets as of June 30, 2023.
Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2023 are considered more likely than not to be realized. The valuation allowance of $2.7 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
Revolving Loans; 6.5% and 5.6% interest rate at June 30, 2023 and December 31, 2022	$40,000	$40,000
Various finance leases; weighted average interest rate of 5.4% and 5.1% at June 30, 2023 and December 31, 2022, respectively; principal and interest payable monthly through May 2028	22,776	26,474
	62,776	66,474
Less current portion	(9,792)	(11,558)
	$52,984	$54,916
Credit Agreement
On June 15, 2023, the Company entered into an amendment (the "Amendment") to its Credit Agreement dated as of April 22, 2021 (the "2021 Credit Agreement") with U.S. Bank National Association, as administrative agent and the lenders part thereto. The Amendment, among other things, modifies certain terms of the 2021 Credit Agreement to replace the relevant benchmark provisions from the London Interbank Offered Rate to the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"). The Amendment also modifies certain terms of the 2021 Credit Agreement relating to the payment of dividends and stock repurchases by the Company and the related component calculations included in the fixed charge coverage ratio that the Company is required to maintain. After giving effect to the Amendment, the Company is permitted to repurchase up to $10 million of its stock in any twelve-month period and all such permitted stock repurchases will be excluded from the calculation of the fixed charge coverage ratio. In addition, the Company is permitted to make other restricted payments that are not stock repurchases, such as the payment of dividends, of up to $12 million made during any twelve-month period which will be excluded from the calculation of the fixed charge coverage ratio. The making of stock repurchases and the payment of dividends and other restricted payments is subject, in each case, to pro forma compliance with the financial covenants and other customary conditions set forth in the 2021 Credit Agreement.
The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the Credit Agreement dated as of November 20, 2014, as amended (the "2014 Credit Agreement"). The obligation under the 2021 Credit Agreement matures on April 22, 2026.
As of June 30, 2023, the Company's borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.

Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans, at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate plus a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of June 30, 2023, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.5%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of June 30, 2023.
The 2021 Credit Agreement allows for payment of dividends. In April 2023, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on August 31, 2023 to stockholders of record as of July 31, 2023. Accordingly, the Company recorded a dividend payable of $2.2 million within accrued expenses as of June 30, 2023.
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2023, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
7. Stock-Based Compensation
On April 29, 2021, the Company's stockholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2023, the Company's stockholders approved an amendment to the 2021 Incentive Plan ("Amended 2021 Plan") to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock. Under the Amended 2021 Plan, the Company is authorized to issue up to 8.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2023, 5.1 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the six months ended June 30, 2023, the Company granted options to acquire a total of 1.1 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the six months ended June 30, 2023, the Company granted 0.2 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date.

Stock-based compensation expense was $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively, compared to stock-based compensation expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively.
As of June 30, 2023, total unrecognized compensation cost related to unvested stock-based payments totaled $3.8 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.
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
As of June 30, 2023, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $1.3 million as of June 30, 2023 and $1.7 million as of December 31, 2022 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Long-term debt: The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2023 for borrowings under its 2021 Credit Agreement is $40.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $40.0 million as of June 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.
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
•scanning documents, indexing them and adding digital search features for use in digital document management, document archives and facilities management, as well as providing other digital imaging services; and
•reselling digital printing equipment and supplies.
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
The effects of the 2022 global supply chain disruptions on our business have eased in 2023. The supply chain disruptions for us were primarily confined to price increases. As noted above, price increases are often passed on to our customers. Our labor costs have increased moderately as we sought to retain valuable employees and competed for new hires during the six months ended June 30, 2023. While these increases had an effect on our results of operations, we believe our cost optimization program allowed us to mitigate their impact and will allow us to continue to manage them in future periods.

Historically, our capital expenditure requirements have varied based on our need for printing equipment in our MPS locations and service centers. Over the past two years, the pandemic has reduced the number of employees working in our customers’ locations, which has, in turn, reduced our need for printing equipment. We believe this trend is likely to become permanent and, as a result, we think the past two years of capital expenditures are more indicative of our future capital needs than our historical results.

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

COVID-19 Pandemic
The COVID-19 pandemic adversely impacted our financial performance during 2020 to 2022, but we expect that its acute impact is mostly behind us. We believe, however, that the reduced office presence of employees brought on by the COVID-19 pandemic will be permanent. As a result, our MPS business has been and remains under pressure as most employers have left work-from-home policies in place. We expect that remote work and hybrid work arrangements will remain the norm for many of our customers for the remainder of 2023. We believe work-from-home and hybrid work practices benefit our scanning business as employees need access to documents, regardless of where they are working, and document scanning is the first step in making them accessible in the cloud.
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

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2023(1)	2022(1)	$	%	2023(1)	2022(1)	$	%
Digital Printing	$44.2	$46.2	$(1.9)	(4.2)%	$85.6	$88.1	$(2.5)	(2.9)%
MPS	19.0	19.2	(0.3)	(1.5)%	38.0	37.9	0.1	0.2%
Scanning and Digital Imaging	5.3	4.3	0.9	21.8%	9.9	8.5	1.4	16.1%
Equipment and supplies sales	3.9	4.8	(0.9)	(19.0)%	7.8	9.5	(1.7)	(17.9)%
Total net sales	$72.4	$74.6	$(2.2)	(3.0)%	$141.3	$144.1	$(2.8)	(1.9)%

Gross profit	$25.2	$25.5	$(0.4)	(1.4)%	$48.1	$48.0	$0.1	0.2%
Selling, general and administrative expenses	$19.0	$19.9	$(0.9)	(4.6)%	$38.5	$39.3	$(0.8)	(2.0)%
Amortization of intangible assets	$—	$—	$—	(71.4)%	$—	$0.1	$—	(70.0)%
Interest expense, net	$0.4	$0.4	$—	0.2%	$0.9	$0.9	$—	3.1%
Income tax provision	$1.7	$2.0	$(0.3)	(13.3)%	$2.9	$2.8	$0.1	3.4%
Net income attributable to ARC	$4.0	$3.3	$0.8	23.2%	$6.0	$5.2	$0.7	13.8%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$4.1	$3.7	$0.4	9.7%	$6.2	$5.7	$0.6	9.7%
EBITDA (2)	$10.6	$10.9	$(0.3)	(3.0)%	$18.8	$19.5	$(0.7)	(3.8)%
Adjusted EBITDA (2)	$11.1	$11.3	$(0.2)	(2.1)%	$19.8	$20.4	$(0.6)	(2.9)%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022 (1)	2023 (1)	2022(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	65.8	66.0	66.7
Gross profit	34.8	34.2	34.0	33.3
Selling, general and administrative expenses	26.3	26.7	27.2	27.3
Amortization of intangible assets	—	—	—	—
Income from operations	8.5	7.5	6.8	6.0
Interest expense, net	0.6	0.6	0.6	0.6
Income before income tax provision	7.9	6.9	6.2	5.4
Income tax provision	2.4	2.7	2.0	1.9
Net income	5.5	4.2	4.1	3.5
Loss attributable to the noncontrolling interest	—	0.2	0.1	0.2
Net income attributable to ARC	5.6%	4.4%	4.2%	3.6%
Non-GAAP (2)
EBITDA (2)	14.6%	14.6%	13.3%	13.6%
Adjusted EBITDA (2)	15.3%	15.2%	14.0%	14.2%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Net Sales
Net sales for the three and six months ended June 30, 2023, decreased 3.0% and 1.9%, respectively, compared to the same period in 2022. The decrease in net sales for the second quarter 2023 was primarily driven by a decrease in our lower margin Equipment & Supplies sales and a decrease in our Digital Printing services, partially offset by the year-over-year increase in sales from Scanning and Digital Imaging services.
Digital Printing. Year-over-year sales of Digital Printing services decreased $1.9 million, or 4.2%, for the three months ended June 30, 2023. Year-over-year sales of Digital Printing services decreased $2.5 million, or 2.9%, for the six months ended June 30, 2023. Year-over-year sales increased in digital color graphic printing from new and existing customers and we experienced continuing demand for digital color graphic printing across most of our customer base. This growth was offset by the decrease in digital plan printing sales which we attribute to less activity and lower spending on new construction projects due to the increased costs of capital compared to the prior year period. Digital Printing services represented 61% of total net sales for the three and six months ended June 30, 2023, compared to 62% and 61% for the three and six months ended June 30, 2022, respectively.
MPS. Year-over-year sales of MPS services for the three months ended June 30, 2023, decreased $0.3 million, or 1.5%. Year-over-year sales of MPS services for the six months ended June 30, 2023 increased $0.1 million or 0.2%. MPS sales have remained between $18 million to $19 million per quarter for the last two years as our MPS sales continues to be challenged by reduced in office presence of our customers' employees. Fewer employees returning to the workplace after the pandemic has muted print volumes in offices. We expect MPS sales to remain challenged for the balance of the year.
MPS sales represented approximately 26% and 27%, respectively, of total net sales for the three and six months ended June 30, 2023, compared to 26% for the three and six months ended June 30, 2022.
The number of MPS locations have declined slightly year over year to approximately 10,550 as of June 30, 2023, representing a net decrease of approximately 250 locations compared to June 30, 2022.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $0.9 million, or 21.8% and $1.4 million, or 16.1% for the three and six months ended June 30, 2023, respectively. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to growing demand for paper-to-digital document conversions used in day-to-day business operations, and the creation of digital archives to replace long-term warehoused paper document storage. We are expanding operational capacity in this service line, and we continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as by targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.9 million, or 19.0%, for the three months ended June 30, 2023 and decreased $1.7 million, or 17.9%, for the six months ended June 30, 2023. Equipment and Supplies sales continue to decline in the U.S. as well as in our China operations. We attribute the decrease in sales to the high cost of capital which reduced our customers' willingness to invest in equipment expenditures.
Gross Profit
During the three months ended June 30, 2023, gross profit decreased to $25.2 million, or 34.8%, compared to $25.5 million, or 34.2% during the three months ended June 30, 2022. Despite a sales decrease of $2.2 million in the second quarter of 2023 gross profit only decreased by $0.4 million due to a 60 basis points increase in gross margin. The increase in gross margin was driven by an improved efficiency in our cost structure and a reduction in depreciation expense of $0.7 million.
During the six months ended June 30, 2023, gross profit increased to $48.1 million, or 34.0%, compared to $48.0 million, or 33.3% during the six months ended June 30, 2022. Gross margin improvement was largely driven by our efforts to drive more work through our service centers which allowed us to leverage our facilities and equipment, cross-trained workforce, and production-grade equipment, as well as improved production efficiencies in 2023. The improvements were partially offset by an increase in labor resulting from the inflationary pressures experienced during the last twelve months.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $0.9 million, or 4.6%, to $19.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Selling, general and administrative expenses decreased by $0.8 million, or 2.0%, to $38.5 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease in selling, general and administrative expenses was primarily driven by lower commission and bonus accruals due to the decline in net sales.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three and six months ended June 30, 2023, due to the completion of amortization for certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.4 million and $0.9 million for the three and six months ended June 30, 2023, respectively, remained relatively flat compared to the same period in 2022. Increases in interest rates within the first half of 2023 have been offset by the continued pay down of our long-term debt. Our 2021 Credit Agreement (as defined below) features a flexible payment schedule which allows us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to pay down the revolving loan to manage our interest expense.
Income Taxes
We recorded an income tax provision of $1.7 million and $2.9 million in relation to pretax income of $5.7 million and $8.7 million for the three and six months ended June 30, 2023, respectively, which resulted in an effective income tax rate of 30.3% and 33.2%, respectively. Our effective income tax rate for the three and six months ended June 30, 2023, was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, and other discrete items, our effective income tax rate for the consolidated company would have been 29.7% and 29.9%, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.6% and 29.7% for the three and six months ended June 30, 2023.
By comparison, we recorded an income tax provision of $2.0 million and $2.8 million in relation to pretax income of $5.1 million and $7.8 million for the three and six months ended June 30, 2022, respectively, which resulted in an effective income tax rate of 39.0% and 36.0%, respectively. Our effective income tax rate for the three and six months ended June 30, 2022, was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, our effective income tax rate for the consolidated company would have been 30.3% and 29.8%, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.8% and 29.4%, respectively, for the three and six months ended June 30, 2022.
We have a $2.7 million valuation allowance against certain deferred tax assets as of June 30, 2023.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC increased to $4.0 million and $6.0 million during the three and six months ended June 30, 2023, respectively, as compared to $3.3 million and $5.2 million during the three and six months ended June 30, 2022, respectively. The increase in net income attributable to ARC, despite the decrease in sales for both periods, was primarily driven by the decrease in selling, general and administrative expense as noted above in the first half of 2023.
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
EBITDA margin remained flat at 14.6% for the three months ended June 30, 2023, compared to the same period in 2022. Excluding the effect of stock-based compensation, Adjusted EBITDA margin increased to 15.3% during the three months ended June 30, 2023, as compared to 15.2% for the same period in 2022, primarily driven by the decrease in selling, general and administrative expenses mentioned above, partially offset by the decline in sales and resulting decrease in gross profit.
EBITDA margin decreased to 13.3% for the six months ended June 30, 2023, from 13.6% for the same period in 2022. Excluding the effect of stock-based compensation, Adjusted EBITDA margin decreased to 14.0% during the six months ended June 30, 2023, as compared to 14.2% for the same period in 2022. The decrease for the six months ended June 30, 2023 is largely attributable to lower sales.
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
Non-GAAP Financial Measures
EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income and adjusted earnings per share presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, net income margin, diluted earnings per share or any other performance measures derived in accordance with GAAP or as an alternative to cash flows from operating, investing or financing activities as a measure of our liquidity. We have presented these measures because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
EBITDA represents net income before interest, taxes, depreciation and amortization. We calculate EBITDA margin by dividing EBITDA by net sales.
We use EBITDA and EBITDA margin to measure and compare the performance of our operating divisions. Our operating divisions’ financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating divisions. We use EBITDA and EBITDA margin to compare the performance of our operating divisions and to measure performance for determining consolidated-level compensation. In addition, we use EBITDA and EBITDA margin to evaluate potential acquisitions and potential capital expenditures.
EBITDA and EBITDA margin have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:
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
Because of these limitations, EBITDA and related ratios should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our

GAAP results and using EBITDA and EBITDA margin only as supplements.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC stockholders for the three and six months ended June 30, 2023 and 2022 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We believe this presentation helps facilitate our investors understanding of our results of operations and allows them to make meaningful comparisons of our operating results for the three and six months ended June 30, 2023 against the corresponding periods in 2022. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented Adjusted EBITDA for the three and six months ended June 30, 2023 and 2022 to exclude stock-based compensation expense. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA by net sales. The adjustment to exclude stock-based compensation expense from EBITDA is consistent with the definition of Adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance and ability to access our 2021 Credit Facility.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Cash flows provided by operating activities	$10,329	$8,598	$14,153	$11,529
Changes in operating assets and liabilities	214	2,094	4,418	7,679
Non-cash expenses, including depreciation and amortization	(6,556)	(7,566)	(12,757)	(14,226)
Income tax provision	1,734	2,001	2,894	2,799
Interest expense, net	447	446	903	876
Loss attributable to the noncontrolling interest	31	136	144	252
Depreciation and amortization	4,373	5,188	9,036	10,617
EBITDA	$10,572	$10,897	$18,791	$19,526
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income attributable to ARC Document Solutions, Inc.	$4,018	$3,262	$5,958	$5,234
Interest expense, net	447	446	903	876
Income tax provision	1,734	2,001	2,894	2,799
Depreciation and amortization	4,373	5,188	9,036	10,617
EBITDA	10,572	10,897	18,791	19,526
Stock-based compensation	529	439	1,023	890
Adjusted EBITDA	$11,101	$11,336	$19,814	$20,416

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022 (1)	2023(1)	2022 (1)
Net income margin attributable to ARC Document Solutions, Inc.	5.6%	4.4%	4.2%	3.6%
Interest expense, net	0.6	0.6	0.6	0.6
Income tax provision	2.4	2.7	2.0	1.9
Depreciation and amortization	6.0	7.0	6.4	7.4
EBITDA margin	14.6	14.6	13.3	13.6
Stock-based compensation	0.7	0.6	0.7	0.6
Adjusted EBITDA margin	15.3%	15.2%	14.0%	14.2%
(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income attributable to ARC Document Solutions, Inc.	$4,018	$3,262	$5,958	$5,234
Deferred tax valuation allowance and other discrete tax items	33	432	267	438
Adjusted net income attributable to ARC Document Solutions, Inc.	$4,051	$3,694	$6,225	$5,672

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.09	$0.08	$0.14	$0.12
Diluted	$0.09	$0.08	$0.14	$0.12
Weighted average common shares outstanding:
Basic	42,801	42,250	42,673	42,172
Diluted	43,614	43,490	43,679	43,630
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.09	$0.09	$0.15	$0.13
Diluted	$0.09	$0.08	$0.14	$0.13
Weighted average common shares outstanding:
Basic	42,801	42,250	42,673	42,172
Diluted	43,614	43,490	43,679	43,630

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends, and stock repurchases.
Total cash and cash equivalents as of June 30, 2023 was $51.1 million. Of this amount, $4.1 million was held in foreign countries, with $2.1 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result, our ability to access our cash and cash equivalents held outside of the U.S. may be limited and our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$14,153	$11,529
Net cash used in investing activities	$(4,305)	$(2,524)
Net cash used in financing activities	$(11,151)	$(19,434)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The increase in cash flows from operations during the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to an improvement in accounts receivable collections and continued inventory management. Closely managing our cash collections resulted in days sales outstanding, or DSO, improving to 48 days as of June 30, 2023, compared to 54 days as of June 30, 2022.
DSO is calculated by taking the respective years June 30th, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
We have presented DSO because we consider it to be an important indicator of the efficiency of our business and the quality of our cash flows. We believe investors may also find this metric meaningful given the importance of cash flows from operations and management's ability to efficiently manage our working capital.
We use DSO to measure and compare the cash management performance of our operating divisions.
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $4.5 million and $2.7 million for the six months ended June 30, 2023, and 2022, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2023 due to increasing interest rates. The overall amount of equipment we have acquired has, however, remained consistent with prior year.
Financing Activities
Net cash of $11.2 million used in financing activities during the six months ended June 30, 2023, primarily relates to payments on our finance leases, dividends, and share repurchases, partially offset by proceeds from stock option exercises.
Our cash position, working capital, and debt obligations as of June 30, 2023 and December 31, 2022 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$51,066	$52,561
Working capital	$39,537	$34,906

Borrowings from revolving credit facility	$40,000	$40,000
Other debt obligations	22,776	26,474
Total debt obligations	$62,776	$66,474

The increase of $4.6 million in working capital was primarily driven by the increase in inventory of $0.3 million and a decrease in accrued payroll and accrued expenses, partially offset by the decrease in cash and accounts receivable. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $51.1 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
A significant portion of our revenue across all of our product and services is generated from customers in the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including the pandemics and other global health crises like the COVID-19 pandemic. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
We have not been actively seeking growth through acquisition since 2009, and while we remain opportunistic with regard to acquisition opportunities, we don’t intend to pursue them in the near future.
Debt Obligations
Credit Agreement
On June 15, 2023, we entered into an amendment (the "Amendment") to its Credit Agreement dated as of April 22, 2021 (the "2021 Credit Agreement") with U.S. Bank National Association, as administrative agent and the lenders part thereto. The Amendment, among other things, modifies certain terms of the 2021 Credit Agreement to replace the relevant benchmark provisions from the London Interbank Offered Rate to the forward-looking term rate based on the Secured Overnight Financing Rate ("SOFR"). The Amendment also modifies certain terms of the 2021 Credit Agreement relating to the payment of dividends and stock repurchases made by us and the related component calculations included in the fixed charge coverage ratio that we are required to maintain. After giving effect to the Amendment, we are permitted to repurchase up to $10 million of its stock in any twelve-month period and all such permitted stock repurchases will be excluded from the calculation of the fixed charge coverage ratio. In addition, we are permitted to make other restricted payments that are not stock repurchases, such as the payment of dividends, of up to $12 million during any twelve-month period which will be excluded from the calculation of the fixed charge coverage ratio. The making of stock repurchases and the payment of dividends and other restricted payments is subject, in each case, to pro forma compliance with the financial covenants and other customary conditions set forth in the 2021 Credit Agreement.
The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the Credit Agreement dated as of November 20, 2014, as amended (the "2014 Credit Agreement"). The obligation under the 2021 Credit Agreement matures on April 22, 2026.
As of June 30, 2023, our borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans, at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate plus a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of June 30, 2023, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.5%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of June 30, 2023.
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
Finance Leases
As of June 30, 2023, we had $22.8 million of finance lease obligations outstanding, with a weighted average interest rate of 5.4% and maturities between 2023 and 2028. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2022, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of June 30, 2023.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2022, for the schedule on maturities of operating lease liabilities as there were no material changes as of June 30, 2023.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.7 million valuation allowance against certain deferred tax assets as of June 30, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2023 - April 30, 2023	—	$—	—	$11,211
May 1, 2023 - May 31, 2023	358	$2.93	358	$10,162
June 1, 2023 - June 30, 2023	148	$3.00	148	$9,718
Total repurchases	506		506

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
Item 5. Other Information
During the second quarter of 2023, none of the Company's board of directors or executive officers (as defined in Rule 16a-1(f)) adopted Rule 10b5-1 trading plans and none of the Company's board of directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-K filed on March 13, 2013 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant’s Form 8-K filed on October 6, 2009 and incorporated herein by reference)

10.1
Amendment to Credit Agreement, dated June 15, 2023, among ARC Document Solutions, LLC, U.S. Bank National Association, as administrative agent and the lenders party thereto. (filed as Exhibit 10.1 to the Registrant's Form 8-K filed on June 21, 2023 and incorporated herein by reference)

10.2	ARC Document Solutions, Inc. 2021 Incentive Plan, as amended (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed on March 31, 2023)

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
Date: August 3, 2023

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer