Form 10-Q
period 2023-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2023-11-03
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 42,961,796 as of October 25, 2023.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2023

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions as described under the section titled "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
•A significant portion of our revenue across all of our products and services is generated from customers in the architectural, engineering, construction and building owner/operator industry. Any decline in that industry could adversely affect our future revenue and profitability.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$50,586	$52,561
Accounts receivable, net of allowances for accounts receivable of $1,884 and $1,947	40,401	38,748
Inventory	8,666	8,610
Prepaid expenses	4,587	4,018
Other current assets	3,705	3,540
Total current assets	107,945	107,477
Property and equipment, net of accumulated depreciation of $232,377 and $231,913	39,106	40,214
Right-of-use assets from operating leases	27,933	28,163
Goodwill	121,051	121,051
Other intangible assets, net	167	208
Deferred income taxes	4,192	7,993
Other assets	2,078	2,209
Total assets	$302,472	$307,315
Liabilities and Equity
Current liabilities:
Accounts payable	$22,313	$22,972
Accrued payroll and payroll-related expenses	10,350	11,235
Accrued expenses	16,566	16,882
Current operating lease liability	9,362	9,924
Current portion of finance leases	9,346	11,558
Total current liabilities	67,937	72,571
Long-term operating lease liabilities	23,126	23,339
Long-term debt and finance leases	52,880	54,916
Other long-term liabilities	160	199
Total liabilities	144,103	151,025
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 52,472 and 51,400 shares issued and 42,962 and 43,101 shares outstanding	52	51
Additional paid-in capital	135,801	132,952
Retained earnings	47,132	44,416
Accumulated other comprehensive loss	(4,481)	(4,187)
	178,504	173,232
Less cost of common stock in treasury, 9,510 and 8,299 shares	21,726	18,877
Total ARC Document Solutions, Inc. stockholders’ equity	156,778	154,355
Noncontrolling interest	1,591	1,935
Total equity	158,369	156,290
Total liabilities and equity	$302,472	$307,315
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Net sales	$71,057	$73,136	$212,325	$217,188
Cost of sales	46,908	48,315	140,075	144,380
Gross profit	24,149	24,821	72,250	72,808
Selling, general and administrative expenses	19,269	19,082	57,764	58,376
Amortization of intangible assets	10	17	31	87
Income from operations	4,870	5,722	14,455	14,345
Other income, net	(16)	(15)	(42)	(49)
Interest expense, net	397	454	1,300	1,330
Income before income tax provision	4,489	5,283	13,197	13,064
Income tax provision	1,368	1,577	4,262	4,376
Net income	3,121	3,706	8,935	8,688
Loss attributable to the noncontrolling interest	44	31	188	283
Net income attributable to ARC Document Solutions, Inc. stockholders	$3,165	$3,737	$9,123	$8,971
Earnings per share attributable to ARC Document Solutions, Inc. stockholders
Basic	$0.07	$0.09	$0.21	$0.21
Diluted	$0.07	$0.09	$0.21	$0.21
Weighted average common shares outstanding:
Basic	42,554	42,283	42,634	42,209
Diluted	43,516	42,956	43,624	43,414
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$3,121	$3,706	$8,935	$8,688
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(178)	(1,068)	(450)	(2,470)
Other comprehensive loss, net of tax	(178)	(1,068)	(450)	(2,470)
Comprehensive income	2,943	2,638	8,485	6,218
Comprehensive loss attributable to noncontrolling interest, net of tax	(25)	(171)	(344)	(777)
Comprehensive income attributable to ARC Document Solutions, Inc. stockholders	$2,968	$2,809	$8,829	$6,995
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2022	50,896	$51	$131,119	$42,773	$(3,549)	$(18,101)	$2,051	$154,344
Stock-based compensation	—	—	441	—	—	—	—	441
Stock options exercised	15	—	41	—	—	—	—	41
Issuance of common stock under Employee Stock Purchase Plan	13	—	24	—	—	—	—	24
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,097)	—	—	—	(2,097)
Comprehensive income (loss), net of tax	—	—	—	3,737	(928)	—	(171)	2,638
Balance at September 30, 2022	50,924	$51	$131,625	$44,413	$(4,477)	$(18,101)	$1,880	$155,391

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2023	52,436	$52	$135,115	$46,087	$(4,284)	$(20,685)	$1,616	$157,901
Stock-based compensation	—	—	599	—	—	—	—	599
Stock options exercised	22	—	49	—	—	—	—	49
Issuance of common stock under Employee Stock Purchase Plan	14	—	38	—	—	—	—	38
Treasury shares	—	—	—	—	—	(1,041)	—	(1,041)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,120)	—	—	—	(2,120)
Comprehensive income (loss), net of tax	—	—	—	3,165	(197)	—	(25)	2,943
Balance at September 30, 2023	52,472	$52	$135,801	$47,132	$(4,481)	$(21,726)	$1,591	$158,369

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	152	—	1,331	—	—	—	—	1,331
Stock options exercised	160	1	351	—	—	—	—	352
Issuance of common stock under Employee Stock Purchase Plan	28	—	62	—	—	—	—	62
Treasury shares	—	—	—	—	—	(1,330)	—	(1,330)
Cash dividends - common stock ($0.15 per share)	—	—	—	(6,326)	—	—	—	(6,326)
Distribution to noncontrolling interest	—	—	—	—	—	—	(3,908)	(3,908)
Comprehensive income (loss), net of tax	—	—	—	8,971	(1,976)	—	(777)	6,218
Balance at September 30, 2022	50,924	$51	$131,625	$44,413	$(4,477)	$(18,101)	$1,880	$155,391

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	236	—	1,622	—	—	—	—	1,622
Stock options exercised	799	1	1,129	—	—	—	—	1,130
Issuance of common stock under Employee Stock Purchase Plan	37	—	98	—	—	—	—	98
Treasury shares	—	—	—	—	—	(2,849)	—	(2,849)
Cash dividends - common stock ($0.15 per share)	—	—	—	(6,407)	—	—	—	(6,407)
Comprehensive income (loss), net of tax	—	—	—	9,123	(294)	—	(344)	8,485
Balance at September 30, 2023	52,472	$52	$135,801	$47,132	$(4,481)	$(21,726)	$1,591	$158,369
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities
Net income	$8,935	$8,688
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	285	275
Depreciation	13,503	15,512
Amortization of intangible assets	31	87
Amortization of deferred financing costs	50	46
Stock-based compensation	1,622	1,331
Deferred income taxes	3,646	4,187
Deferred tax valuation allowance	160	30
Other non-cash items, net	(347)	(135)
Changes in operating assets and liabilities:
Accounts receivable	(1,968)	(2,880)
Inventory	(135)	(896)
Prepaid expenses and other assets	6,489	6,874
Accounts payable and accrued expenses	(9,414)	(6,721)
Net cash provided by operating activities	22,857	26,398
Cash flows from investing activities
Capital expenditures	(7,728)	(4,284)
Other	267	210
Net cash used in investing activities	(7,461)	(4,074)
Cash flows from financing activities
Proceeds from stock option exercises	1,130	352
Proceeds from issuance of common stock under Employee Stock Purchase Plan	98	62
Share repurchases	(2,849)	(1,330)
Distribution to noncontrolling interest	—	(3,908)
Payments on finance leases	(9,163)	(11,588)
Borrowings under revolving credit facilities	122,000	114,000
Payments under revolving credit facilities	(122,000)	(117,750)
Payment of deferred financing costs	(23)	—
Dividends paid	(6,399)	(6,332)
Net cash used in financing activities	(17,206)	(26,494)
Effect of foreign currency translation on cash balances	(165)	(1,111)
Net change in cash and cash equivalents	(1,975)	(5,281)
Cash and cash equivalents at beginning of period	52,561	55,929
Cash and cash equivalents at end of period	$50,586	$50,648
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$5,145	$6,388
Operating lease obligations incurred	$7,070	$7,154
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service Sales
Digital Printing	$43,537	$44,654	$129,134	$132,766
MPS(1)	18,582	19,415	56,556	57,317
Scanning and Digital Imaging	4,991	4,779	14,845	13,268
Total services sales	$67,110	$68,848	$200,535	$203,351
Equipment and Supplies Sales	3,947	4,288	11,790	13,837
Total net sales	$71,057	$73,136	$212,325	$217,188
(1) MPS includes $17.0 million of rental income and $1.6 million of service income for the three months ended September 30, 2023 and $52.0 million of rental income and $4.6 million of service income for the nine months ended September 30, 2023. MPS includes $17.9 million of rental income and $1.5 million of service income for the three months ended September 30, 2022 and $52.9 million of rental income and $4.4 million of service income for the nine months ended September 30, 2022.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2023, 4.0 million and 4.2 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2022, 3.8 million and 3.1 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's equity incentive plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average common shares outstanding during the period—basic	42,554	42,283	42,634	42,209
Effect of dilutive stock awards	962	673	990	1,205
Weighted average common shares outstanding during the period—diluted	43,516	42,956	43,624	43,414

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2023, the Company performed its annual assessment and determined that goodwill was not impaired.
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
There can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2023 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, or its assumptions regarding disruptions caused by the pandemic, and its impact on the recovery from COVID-19 change, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2023, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2022 through September 30, 2023.
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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of September 30, 2023 and concluded that there was no impairment.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2023 and December 31, 2022 which continue to be amortized:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,055	$99,047	$8	$99,087	$99,073	$14
Trade names and trademarks	20,243	20,084	159	20,281	20,087	194
	$119,298	$119,131	$167	$119,368	$119,160	$208
Estimated future amortization expense of other intangible assets for the remainder of the 2023 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2023 (excluding the nine months ended September 30, 2023)	$10
2024	38
2025	34
2026	33
2027	33
Thereafter	19
$167
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.4 million and $4.3 million in relation to pretax income of $4.5 million and $13.2 million, respectively, for the three and nine months ended September 30, 2023, which resulted in an effective income tax rate of 30.5% and 32.3%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. The Company recorded an income tax provision of $1.6 million and $4.4 million in relation to pretax income of $5.3 million and $13.1 million, respectively, for the three and nine months ended September 30, 2022, which resulted in an effective income tax rate of 29.9% and 33.5%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, such as the ultimate financial impact of and recovery from the COVID-19 pandemic or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $2.8 million valuation allowance against certain deferred tax assets as of September 30, 2023.
Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2023 are considered more likely than not to be realized. The valuation allowance of $2.8 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Revolving Loans; 6.8% and 5.6% interest rate at September 30, 2023 and December 31, 2022	$40,000	$40,000
Various finance leases; weighted average interest rate of 5.4% and 5.1% at September 30, 2023 and December 31, 2022, respectively; principal and interest payable monthly through August 2028	22,226	26,474
	62,226	66,474
Less current portion	(9,346)	(11,558)
	$52,880	$54,916
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
As of September 30, 2023, the Company's borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.

Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans, at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of September 30, 2023, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of September 30, 2023.
The 2021 Credit Agreement allows for payment of dividends. In July 2023, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on November 30, 2023 to stockholders of record as of October 31, 2023. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of September 30, 2023.
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2023, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
7. Stock-Based Compensation
On April 29, 2021, the Company's stockholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2023, the Company's stockholders approved an amendment to the 2021 Incentive Plan ("Amended 2021 Plan") to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock. Under the Amended 2021 Plan, the Company is authorized to issue up to 8.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2023, 5.1 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the nine months ended September 30, 2023, the Company granted options to acquire a total of 1.1 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the nine months ended September 30, 2023, the Company granted 0.2 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date.

Stock-based compensation expense was $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively, compared to stock-based compensation expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2022, respectively.
As of September 30, 2023, total unrecognized compensation cost related to unvested stock-based payments totaled $3.2 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
As of September 30, 2023, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $1.3 million as of September 30, 2023 and $1.7 million as of December 31, 2022 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Long-term debt: The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2023 for borrowings under its 2021 Credit Agreement is $40.0 million. The Company has determined, utilizing observable market quotes, that the fair value of borrowings under its 2021 Credit Agreement is $40.0 million as of September 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2022 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our service agreements. We operate approximately 10,500 managed print services, or MPS locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces of equipment in offices around the world. We also provide proprietary software to our customers to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
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

In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derive approximately 30% of our total revenue from the products and services delivered in California.

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
The effects of the 2022 global supply chain disruptions on our business have eased in 2023. The supply chain disruptions for us were primarily confined to price increases. As noted above, price increases are often passed on to our customers. Our labor costs have increased moderately as we sought to retain valuable employees and competed for new hires during the nine months ended September 30, 2023. While these increases had an effect on our results of operations, we believe our cost optimization program allowed us to mitigate their impact and will allow us to continue to manage them in future periods.

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

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2023(1)	2022(1)	$	%	2023(1)	2022(1)	$	%
Digital Printing	$43.5	$44.7	$(1.1)	(2.5)%	$129.1	$132.8	$(3.6)	(2.7)%
MPS	18.6	19.4	(0.8)	(4.3)%	56.6	57.3	(0.8)	(1.3)%
Scanning and Digital Imaging	5.0	4.8	0.2	4.4%	14.8	13.3	1.6	11.9%
Equipment and Supplies sales	3.9	4.3	(0.3)	(8.0)%	11.8	13.8	(2.0)	(14.8)%
Total net sales	$71.1	$73.1	$(2.1)	(2.8)%	$212.3	$217.2	$(4.9)	(2.2)%

Gross profit	$24.1	$24.8	$(0.7)	(2.7)%	$72.3	$72.8	$(0.6)	(0.8)%
Selling, general and administrative expenses	$19.3	$19.1	$0.2	1.0%	$57.8	$58.4	$(0.6)	(1.0)%
Amortization of intangible assets	$—	$—	$—	(41.2)%	$—	$0.1	$(0.1)	(64.4)%
Interest expense, net	$0.4	$0.5	$(0.1)	(12.6)%	$1.3	$1.3	$—	(2.3)%
Income tax provision	$1.4	$1.6	$(0.2)	(13.3)%	$4.3	$4.4	$(0.1)	(2.6)%
Net income attributable to ARC	$3.2	$3.7	$(0.6)	(15.3)%	$9.1	$9.0	$0.2	1.7%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$3.2	$3.7	$(0.5)	(13.9)%	$9.4	$9.4	$—	0.4%
EBITDA (2)	$9.4	$10.8	$(1.3)	(12.3)%	$28.2	$30.3	$(2.1)	(6.8)%
Adjusted EBITDA (2)	$10.0	$11.2	$(1.2)	(10.4)%	$29.8	$31.6	$(1.8)	(5.6)%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023	2022(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.0	66.1	66.0	66.5
Gross profit	34.0	33.9	34.0	33.5
Selling, general and administrative expenses	27.1	26.1	27.2	26.9
Amortization of intangible assets	—	—	—	—
Income from operations	6.9	7.8	6.8	6.6
Interest expense, net	0.6	0.6	0.6	0.6
Income before income tax provision	6.3	7.2	6.2	6.0
Income tax provision	1.9	2.2	2.0	2.0
Net income	4.4	5.1	4.2	4.0
Loss attributable to the noncontrolling interest	0.1	—	0.1	0.1
Net income attributable to ARC	4.5%	5.1%	4.3%	4.1%
Non-GAAP (2)
EBITDA (2)	13.3%	14.7%	13.3%	13.9%
Adjusted EBITDA (2)	14.1%	15.3%	14.1%	14.6%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Net Sales
Net sales for the three and nine months ended September 30, 2023, decreased 2.8% and 2.2%, respectively, compared to the same period in 2022. The decrease in net sales for the three and nine months ended September 30, 2023 compared to the same period in 2022 was primarily driven by a year-over-year drop in our Digital Printing and Equipment & Supplies sales, partially offset by the year-over-year increase in sales from Scanning and Digital Imaging services. It should also be noted that sales for the three and nine months ended September 30, 2023 had one less business day as compared to the same periods in 2022.
Digital Printing. Year-over-year sales of Digital Printing services decreased $1.1 million, or 2.5%, for the three months ended September 30, 2023. Year-over-year sales of Digital Printing services decreased $3.6 million, or 2.7%, for the nine months ended September 30, 2023. Year-over-year sales increased in digital color graphic printing from new and existing customers and we experienced continuing demand for digital color graphic printing across most of our customer base. This growth was offset by the decrease in digital plan printing sales which we attribute to less activity and lower spending on new construction projects due to the increased costs of capital compared to the prior year period. Digital Printing services represented 61% of total net sales for the three and nine months ended September 30, 2023, and for the three and nine months ended September 30, 2022.
MPS. Year-over-year sales of MPS services for the three months ended September 30, 2023, decreased $0.8 million, or 4.3%. Year-over-year sales of MPS services for the nine months ended September 30, 2023 also decreased $0.8 million, or 1.3%. MPS sales have remained between $18 million to $19 million per quarter for the past two years. Fewer employees returning to the workplace after the pandemic has generally constrained onsite print volumes. We expect MPS sales to fluctuate for the balance of the year.
MPS sales represented approximately 26% and 27%, respectively, of total net sales for the three and nine months ended September 30, 2023, compared to 27% and 26% for the three and nine months ended September 30, 2022, respectively.
The number of MPS locations we serve declined slightly to approximately 10,500 as of September 30, 2023, representing a net decrease of approximately 300 locations compared to September 30, 2022.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $0.2 million, or 4.4% and $1.6 million, or 11.9% for the three and nine months ended September 30, 2023, respectively. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to growing demand for paper-to-digital document conversions used in day-to-day business operations, and the creation of digital archives to replace long-term warehoused paper document storage. We are expanding operational capacity in this service line, and we continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as by targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.3 million, or 8.0%, for the three months ended September 30, 2023 and decreased $2.0 million, or 14.8%, for the nine months ended September 30, 2023. Equipment and Supplies sales continue to decline in the U.S. as well as in our China operations. We attribute the decrease in sales to the increased interest rates which reduced our customers’ willingness to invest in equipment expenditures.
Gross Profit
During the three months ended September 30, 2023, gross profit was $24.1 million, or 34.0%, compared to $24.8 million, or 33.9% during the three months ended September 30, 2022. Despite a sales decrease of $2.1 million in the third quarter of 2023 gross profit only decreased by $0.7 million and represents a 10 basis points increase in gross margin. The increase in gross margin was driven by improved efficiency in our cost structure and a reduction in depreciation expense of $0.5 million.
During the nine months ended September 30, 2023, gross profit was $72.3 million, or 34.0%, compared to $72.8 million, or 33.5% during the nine months ended September 30, 2022. The 50 basis point improvement in gross margin was due to driving more work through our service centers which allowed us to leverage our facilities and equipment, cross-trained workforce, and production-grade equipment, and was also enhanced by production efficiencies we achieved during the period. Improvements in gross margin were partially offset by increased labor expenses attributable to wage inflation pressures experienced during the past nine months.

Selling, General and Administrative Expenses
Selling, general and administrative expenses of $19.3 million for the three months ended September 30, 2023, were relatively flat as compared to the three months ended September 30, 2022. Selling, general and administrative expenses were $57.8 million for the nine months ended September 30, 2023, a decrease of $0.6 million, or 1.0%, compared to the nine months ended September 30, 2022. The decrease in selling, general and administrative expenses during the nine months ended September 30, 2023 were primarily driven by lower commission and bonus accruals due to the decline in net sales.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three and nine months ended September 30, 2023, due to the completion of amortization for certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.4 million and $1.3 million for the three and nine months ended September 30, 2023, respectively, remained relatively flat compared to the same period in 2022. The increase in interest rates during the nine months ended September 30, 2023 were offset by the continued pay-down of our long-term debt. Our 2021 Credit Agreement (as defined below) features a flexible payment schedule which allows us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to reduce the revolving loan and manage our interest expense.
Income Taxes
We recorded an income tax provision of $1.4 million in relation to pretax income of $4.5 million for the three months ended September 30, 2023. We recorded an income tax provision of $4.3 million in relation to pretax income of $13.2 million for the nine months ended September 30, 2023. This resulted in an effective income tax rate for the three and nine months ended September 30, 2023, of 30.5% and 32.3%, respectively.
Our effective income tax rate for the three and nine months ended September 30, 2023, was primarily affected by state taxes, non-deductible compensation, certain stock-based compensation, and other non-deductible expenses. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, and other discrete items, our effective income tax rate for the consolidated company would have been 29.9% and 29.9%, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.4% and 29.6% for the three and nine months ended September 30, 2023.
By comparison, we recorded an income tax provision of  $1.6 million in relation to pretax income of $5.3 million for the three months ended September 30, 2022. We recorded an income tax provision of $4.4 million in relation to pretax income of $13.1 million for the nine months ended September 30, 2022. This resulted in an effective income tax rate for the three and nine months ended September 30, 2022, of 29.9% and 33.5%, respectively.
Our effective income tax rate for the three and nine months ended September 30, 2022, was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, our effective income tax rate for the consolidated company would have been 30.4% and 30.0%, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 30.2% and 29.7%, respectively, for the three and nine months ended September 30, 2022.
We have a $2.8 million valuation allowance against certain deferred tax assets as of September 30, 2023.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income/loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $3.2 million during the three months ended September 30, 2023, as compared to $3.7 million for the three months ended September 30, 2022. The decrease was driven primarily by lower sales which resulted in lower gross profit.
Net income attributable to ARC was $9.1 million during the nine months ended September 30, 2023, as compared to $9.0 million during the nine months ended September 30, 2022. The increase in net income attributable to ARC was primarily driven by the reduction in selling, general and administrative expense during the nine months ended September 30, 2023, as noted above.
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
EBITDA margin was 13.3% for the three months ended September 30, 2023, compared to 14.7% for the same period in 2022. Excluding the effect of stock-based compensation, Adjusted EBITDA margin was 14.1% during the three months ended September 30, 2023, as compared to 15.3% for the same period in 2022. The decrease was primarily driven by the reduction in selling, general and administrative expenses mentioned above, partially offset by the decline in sales and gross profit.
EBITDA margin was 13.3% for the nine months ended September 30, 2023, down slightly from 13.9% for the same period in 2022. Excluding the effect of stock-based compensation, adjusted EBITDA margin was 14.1% during the nine months ended September 30, 2023, as compared to 14.6% for the same period in 2022. The decrease for the nine months ended September 30, 2023 is largely attributable to lower sales.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC stockholders for the three and nine months ended September 30, 2023 and 2022 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We believe this presentation helps facilitate our investors understanding of our results of operations and allows them to make meaningful comparisons of our operating results for the three and nine months ended September 30, 2023 against the corresponding periods in 2022. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented Adjusted EBITDA for the three and nine months ended September 30, 2023 and 2022 to exclude stock-based compensation expense. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA by net sales. The adjustment to exclude stock-based compensation expense from EBITDA is consistent with the definition of Adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance and ability to access our 2021 Credit Facility.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Cash flows provided by operating activities	$8,704	$14,869	$22,857	$26,398
Changes in operating assets and liabilities	610	(4,056)	5,028	3,623
Non-cash expenses, including depreciation and amortization	(6,193)	(7,107)	(18,950)	(21,333)
Income tax provision	1,368	1,577	4,262	4,376
Interest expense, net	397	454	1,300	1,330
Loss attributable to the noncontrolling interest	44	31	188	283
Depreciation and amortization	4,498	4,982	13,534	15,599
EBITDA	$9,428	$10,750	$28,219	$30,276

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income attributable to ARC Document Solutions, Inc.	$3,165	$3,737	$9,123	$8,971
Interest expense, net	397	454	1,300	1,330
Income tax provision	1,368	1,577	4,262	4,376
Depreciation and amortization	4,498	4,982	13,534	15,599
EBITDA	9,428	10,750	28,219	30,276
Stock-based compensation	599	441	1,622	1,331
Adjusted EBITDA	$10,027	$11,191	$29,841	$31,607

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022 (1)	2023(1)	2022 (1)
Net income margin attributable to ARC Document Solutions, Inc.	4.5%	5.1%	4.3%	4.1%
Interest expense, net	0.6	0.6	0.6	0.6
Income tax provision	1.9	2.2	2.0	2.0
Depreciation and amortization	6.3	6.8	6.4	7.2
EBITDA margin	13.3	14.7	13.3	13.9
Stock-based compensation	0.8	0.6	0.8	0.6
Adjusted EBITDA margin	14.1%	15.3%	14.1%	14.6%
(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2023	2022	2023	2022
Net income attributable to ARC Document Solutions, Inc.	$3,165	$3,737	$9,123	$8,971
Deferred tax valuation allowance and other discrete tax items	30	(28)	297	410
Adjusted net income attributable to ARC Document Solutions, Inc.	$3,195	$3,709	$9,420	$9,381

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.07	$0.09	$0.21	$0.21
Diluted	$0.07	$0.09	$0.21	$0.21
Weighted average common shares outstanding:
Basic	42,554	42,283	42,634	42,209
Diluted	43,516	42,956	43,624	43,414
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.08	$0.09	$0.22	$0.22
Diluted	$0.07	$0.09	$0.22	$0.22
Weighted average common shares outstanding:
Basic	42,554	42,283	42,634	42,209
Diluted	43,516	42,956	43,624	43,414

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends, and stock repurchases.
Total cash and cash equivalents as of September 30, 2023 was $50.6 million. Of this amount, $4.5 million was held in foreign countries, with $2.0 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result, our ability to access our cash and cash equivalents held outside of the U.S. may be limited and our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash provided by operating activities	$22,857	$26,398
Net cash used in investing activities	$(7,461)	$(4,074)
Net cash used in financing activities	$(17,206)	$(26,494)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to timing of payables and overall decrease in sales. Closely managing our cash collections resulted in days sales outstanding, or DSO, of 51 days as of September 30, 2023, which was the same as of September 30, 2022.
DSO is calculated by taking the respective years September 30, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $7.7 million and $4.3 million for the nine months ended September 30, 2023, and 2022, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2023 due to increasing interest rates. The overall amount of equipment we have acquired has, however, remained consistent with prior year.
Financing Activities
Net cash of $17.2 million used in financing activities during the nine months ended September 30, 2023, primarily relates to payments on our finance leases, dividends, and share repurchases, partially offset by proceeds from stock option exercises.
Our cash position, working capital, and debt obligations as of September 30, 2023 and December 31, 2022 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$50,586	$52,561
Working capital	$40,008	$34,906

Borrowings from revolving credit facility	$40,000	$40,000
Other debt obligations	22,226	26,474
Total debt obligations	$62,226	$66,474

The increase of $5.1 million in working capital was primarily driven by the increase in accounts receivable of $1.7 million and a decrease in accrued payroll and accrued expenses, partially offset by the decrease in cash. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.

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
A significant portion of our revenue across all of our product and services is generated from customers in the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including pandemics and other global health crises like the COVID-19 pandemic. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis. The financial constraints as they relate to the recent rising interest rates have had an impact on digital plan printing and Equipment and Supplies sales as noted above, however cash collections have remained consistent to prior periods.
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
As of September 30, 2023, our borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans, at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of September 30, 2023, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of September 30, 2023.
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
Finance Leases
As of September 30, 2023, we had $22.2 million of finance lease obligations outstanding, with a weighted average interest rate of 5.4% and maturities between 2023 and 2028. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2022, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of September 30, 2023.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2022, for the schedule on maturities of operating lease liabilities as there were no material changes as of September 30, 2023.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2023, the Company performed its assessment and determined that goodwill was not impaired.
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
The results of the annual goodwill impairment test, as of September 30, 2023, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 15%	1	121,051
	7	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50-basis points of projected EBITDA margin in 2023 and beyond, assuming all other assumptions remain constant, would result in no impairment of goodwill.
Based upon a separate sensitivity analysis, a 50-basis point increase to the weighted average cost of capital would result in no further impairment of goodwill.
Given the uncertain economic times and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2023 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2024, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $2.8 million valuation allowance against certain deferred tax assets as of September 30, 2023.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 23, 2023.
Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
July 1, 2023 - July 31, 2023	—	$—	—	$9,718
August 1, 2023 - August 31, 2023	183	$3.44	183	$9,088
September 1, 2023 - September 30, 2023	120	$3.43	120	$8,676
Total repurchases	303		303

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
Item 5. Other Information
During the third quarter of 2023, none of the Company's board of directors or executive officers (as defined in Rule 16a-1(f)) adopted Rule 10b5-1 trading plans and none of the Company's board of directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement.

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
Date: November 3, 2023

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer