Form 10-K
period 2023-12-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2024-02-29
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-K
 _______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Based on the closing price of $3.24 of the registrant’s Common Stock on the New York Stock Exchange on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the voting common equity held by non-affiliates of the registrant on that date was approximately $117,924,128.
As of February 16, 2024, there were 42,765,875 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2024 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in this Annual Report on Form 10-K in Part III as indicated therein.

_______________________________________

ARC DOCUMENT SOLUTIONS, INC.
ANNUAL REPORT ON FORM 10-K
For the Fiscal Year Ended December 31, 2023
Table of Contents

ARC DOCUMENT SOLUTIONS, INC.
2023 ANNUAL REPORT ON FORM 10-K
In this Annual Report on Form 10-K, “ARC Document Solutions,” “ARC,” “the Company,” “we,” “us,” and “our” refer to ARC Document Solutions, Inc., a Delaware corporation, and its consolidated subsidiaries, unless the context otherwise dictates.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact contained in this report are statements that could be deemed forward-looking statements, including without limitation statements with respect to expectations regarding the impact of the future cash flows, and capital requirements, the impact of foreign exchange rate movements on sales and net income, and the Company's anticipated effective tax rate, and statements of assumptions underlying any of the foregoing. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.
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
These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and should not be relied upon as of any subsequent date. Such statements are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” under Part I, Item 1A below and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
•A significant portion of our revenue across all of our product and services is generated from customers in the architectural, engineering, construction and building owner/operator industry, or AEC/O. Any decline in that industry could adversely affect our future revenue and profitability.
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
We serve more than 35,000 active customers in a wide variety of markets including retail, technology, energy, education, hospitality, public utilities, and others. We also perform work for a majority of the largest design, engineering, and construction-oriented firms in North America. Our largest customers are served by an enterprise sales force called Global Solutions. No individual customer accounts for more than 2.5% of our overall revenue.
We believe that no other public company in the U.S. offers the particular set of services we do. We believe we are the largest digital printing provider to the architectural, engineering and construction industry, or AEC, as measured by revenue, number of customers, and number of service centers.
Our employees are generally long-tenured, highly-experienced, and cross-trained. They provide our services from 146 service centers located throughout North America and in select locations around the world. All of our service centers can provide the complete array of our general services, but each service center varies in scale, size of labor force and capacity based on the size and needs of its particular market.
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
ARC was organized as a limited liability company under the name American Reprographics Holdings L.L.C. in 1997. In 2005, we reorganized as a Delaware corporation in connection with our initial public offering under the name American

Reprographics Company. At the end of 2012 we formally changed our corporate name to “ARC Document Solutions, Inc.,” leaving our New York Stock Exchange ticker symbol “ARC” unchanged. We are headquartered in San Ramon, California. We conduct our operations through our wholly-owned subsidiary, ARC Document Solutions, LLC, a Texas limited liability company, and its affiliates. In the years following our inception, our business grew through acquisitions, but for more than a decade acquisitions have not been a focal point for growth.
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement, or SLA. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our SLAs. We operate more than 10,000 managed print services, or MPS, locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces equipment in offices around the world. We also provide proprietary software to our customers that are designed to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
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
Strategic Focus
Our strategic focus areas include driving profitable growth, optimizing our business performance, and returning value to our stockholders.
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
Returning value to our stockholders: We intend to continue focusing our capital allocation strategy on benefiting our stockholders by using our cash flows to fund our dividend program and repurchase shares of our common stock in the open market.
Human Capital Management
We employed approximately 1,900 people as of December 31, 2023. Approximately 70% of our employees are located in the U.S. Approximately 98% of our team are full-time employees, with 60% representing non-exempt roles working in production functions. There are 14 engineers employed in our corporate headquarters in San Ramon, California, to develop, maintain, and support our proprietary software solutions. We also operate a technology center in Kolkata, India, with approximately 200 employees at that location who, in addition to supporting our San Ramon technology team, also support our research and development efforts. Approximately 90 service employees and managers work in our service centers in Canada, 50 in the United Kingdom, and another 200 in India, United Arab Emirates and China. None of our employees are currently represented by labor unions.
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
We believe our success is a direct result of the contributions and commitment of our employees. In 2023, ARC adjusted its compensation plans throughout the year to help facilitate employee retention. We also make profit-sharing and incentive plans part of most employees' compensation package. We believe that profit-sharing plans in particular encourage team efforts and cohesion within local and regional employee groups.
Our employee benefit offerings include price-competitive, high-quality medical insurance plans that include incentives for physical fitness, and we offer mental health and other employee assistance programs.
Our Customers
We serve more than 35,000 active customers in a wide variety of markets. No single customer accounted for 2.5% or more of our sales in 2023. The size of our customers is wide-ranging, from local restaurant owners and construction subcontractors to international retailers, regional energy companies, and some of the country’s largest school districts. We frequently sell products and services from across our portfolio to a single customer, particularly when working with larger customers. In addition, we often sell similar services to different companies within the same industry. Payment terms for account-based customers typically do not exceed 30 days.
The types of Digital Printing customers we sell to span a wide variety of industries that include but are not limited to:
•advertising/media/marketing/promotional/graphic design departments,
•building owners and real estate developers,
•design, engineering and construction professionals,
•office management & IT departments responsible for print and document management,
•facilities management staff in schools, hospitals and other institutions,
•procurement departments in businesses of all kinds,
•small business owners,
•retail merchandising departments, and
•city/county/state municipalities.
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
•A large North American service center footprint of 134 facilities, with additional market presence in Canada, China, the UAE, India, the U.K. and other select international locations.
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
Purchases from these vendors during 2023 comprised approximately 35% of our total purchases of inventory and supplies. Although there are a limited number of suppliers that could supply our inventory, we believe any shortfalls from existing suppliers could be filled by other suppliers on comparable terms.
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
Regulatory Matters
Data Privacy and Security
Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and laws, regulations, and directives relating to privacy and data protection. We store a substantial amount of customer and employee data, including personal data, on our networks and other systems and the cloud offerings we operate. In addition, the types of data subject to protection as personal data in the United States, and elsewhere have been expanding. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, or religious beliefs. For example, in the United States, protected health information is subject HIPAA, which can provide for civil and criminal penalties for noncompliance. Entities (such as us) that engage in receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are subject to enforcement under HIPAA. Our access to protected health information triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.
There are a broad variety of other data protection laws in the United States that are applicable to our activities, and a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. In the event of a security breach, we also may have obligations to notify our customers or other parties or individuals about this breach, and this can lead to significant costs and the risk of potential enforcement and/or litigation. There is also a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

In the United States there also are specific state laws that may impact our business activities. For example, the state of California adopted a comprehensive privacy law, the California Consumer Privacy Act (“CCPA”), which took effect in January 2020 and became enforceable in July 2020. We have been and will continue to be required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the California Privacy Rights Act, or CPRA, which amends the CCPA to create privacy rights and obligations in California. More than 12 other states already have passed similar state privacy laws, which already have gone into effect or will go into effect in the future. In addition, the state of Washington passed the My Health My Data Act in 2023 which specifically regulates health information that is not otherwise regulated by the HIPAA rules. Other states have already passed similar laws and other states may do so in the future. All of these privacy laws may impact our business activities and our relationships with business partners, customers and service providers.
Furthermore, the U.S. Congress is considering comprehensive privacy legislation. At this time, it is unclear whether Congress will pass such a law and if so, when and what it will require and prohibit. Moreover, it is not clear whether any such legislation would give the FTC any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether Congress will grant the FTC rulemaking authority over privacy and information security, or whether Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to EU data protection authorities.
Environmental
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. Under these laws and regulations, we may be liable for, among other things, the cost of investigating and remediating contamination, regardless of fault or actions on our part. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. For example, we are currently performing environmental remediation at a property we acquired as part of a business acquisition in the 1990s located in California. For additional discussion regarding the property and our estimated current estimated expenses see the discussion in Note 6, Commitments and Contingencies - Site Remediation Obligation within Part IV, Item 15 - "Exhibits and Financial Statement Schedule” of this Annual Report on Form 10-K.
The estimate of our final remediation expenses may change over time because of the varying costs of currently available cleanup techniques, unpredictable contaminant reduction rates associated with available cleanup techniques and the difficulty of determining in advance the nature and full extent of contamination. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position, results of operations or cash flows as a result of future compliance with existing environmental laws and regulations. However, evolving statutory and regulatory standards, their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing statutory and regulatory standards, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.

Available Information
We use our corporate website, www.e-arc.com, as a channel for routine distribution of important information, including news releases, analyst presentations and financial information. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or into any other report or document we file with the U.S. Securities and Exchange Commission or SEC. We file with, or furnish, to the SEC Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, as well as proxy statements and annual reports to stockholders, and, from time to time, other documents. The reports and other documents filed with or furnished to the SEC are available to investors on or through our corporate website free of charge as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. The SEC maintains an internet site located at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our SEC filings and other documents pertaining to the conduct of our business can be found on the “Investors” section of our website available at ir.e-arc.com. These documents are available in print to any stockholder who requests a copy by writing or by calling ARC Document Solutions.

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
We estimate that customers in the AEC/O industry accounted for approximately 50% of our net sales in 2023; therefore, our results largely depend on the strength of that industry. Our historical operating results reflect the cyclical and variable nature of the AEC/O industry. We believe that the AEC/O industry generally experiences downturns several months after a downturn in the general economy, and that there may be a similar delay in the recovery of the AEC/O industry following a recovery of the general economy. A downturn in the AEC/O industry would diminish demand for all of our products and services, and would therefore negatively affect our revenues and have a material adverse effect on our business, operating results and financial condition.
We derive a significant percentage of net sales from within the State of California and our business could be disproportionately harmed by an economic downturn or natural disaster affecting California.
We derived approximately 30% of our net sales in 2023 from our operations in California. Accordingly, we are sensitive to economic factors affecting business activity in California, including general and local economic conditions, declines in specific industries, macroeconomic trends, political factors affecting commerce and economic development, and natural disasters (including drought, earthquakes and wildfires) the intensity and frequency of which are being exacerbated by climate change. Any adverse developments affecting California could have a disproportionately negative effect on our results of operations and financial condition.
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
Our network of service centers, equipment and related support activities involves substantial fixed costs which cannot be adjusted quickly to respond to declines in demand for our services. We estimate that approximately 23% of our overall costs were fixed in 2023. As a consequence, our results of operations are subject to relatively high levels of volatility and our earnings could deteriorate rapidly in the face of declining revenues because our ability to reduce fixed costs in the short-term is limited. If we fail to manage our fixed costs appropriately, or to maintain adequate cash reserves to cover such costs, we may suffer material adverse effects on our results of operations and financial condition.
We are dependent upon our vendors to continue to supply us with equipment, parts, supplies, and services at comparable terms and price levels as the business grows.
Our access to equipment, parts, supplies, and services depends upon our relationships with, and our ability to purchase these items on competitive terms from our principal vendors. These vendors are not required to use us to distribute their equipment and are generally free to change the prices and other terms at which they sell to us. In addition, we compete with the selling efforts of some of these vendors. Our reliance on a limited number of principal vendors presents various risks. These include the risk that an interruption in our relationships with our principal vendors for any reason, such as a natural catastrophe, epidemics, pandemics, such as the COVID-19 pandemic, or actions taken in regard to increased tariffs on goods produced in certain countries such as China, we may not be able to develop an alternate source without incurring material additional costs and substantial delays. Significant deterioration in relationships with, or in the financial condition of, these significant vendors could have an adverse effect on our ability to sell equipment as well as our ability to provide effective service and technical support to our customers. If one of these vendors terminates or significantly curtails its relationship with us, or if one of these vendors ceases operations, we would be forced to expand our relationships with our other existing vendors or seek out new relationships with previously unused vendors.
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
Changes in laws or regulations relating to privacy or the collection, processing, disclosure, storage, localization, or transmission of personal data, or any actual or perceived failure by us to comply with such laws and regulations, contractual obligations, or applicable privacy policies, could materially adversely affect our business
Aspects of our business involve collecting, processing, disclosing, storing, and transmitting personal data, which are subject to certain privacy policies, contractual obligations, and laws, regulations, and directives relating to privacy and data protection. We store a substantial amount of customer and employee data, including personal data, on our networks and other systems and the cloud offerings we operate. In addition, the types of data subject to protection as personal data in the United States, and elsewhere have been expanding. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny, especially in relation to the collection and processing of sensitive data, such as healthcare, biometric, genetic, financial services, and children’s data, precise location data, and data regarding a person’s race or ethnic origins, political opinions, or religious beliefs. For example, in the United States, protected health information is subject to HIPAA, which can provide for civil and criminal penalties for noncompliance. Entities (such as us) that engage in receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are subject to enforcement under HIPAA. Our access to protected health information triggers obligations to comply with certain privacy rules and data security requirements under HIPAA.
In addition to potential enforcement by the United States Department of Health and Human Services for potential HIPAA violations, we are also potentially subject to privacy enforcement from the FTC. The FTC has been particularly focused on certain activities related to the processing of sensitive data, including the unpermitted processing of health and genetic data through its recent enforcement actions and is expanding the types of privacy violations that it interprets to be “unfair” under Section 5 of the FTC Act, as well as the types of activities it views to trigger the Health Breach Notification Rule (which the FTC also has the authority to enforce). We will need to account for the FTC’s evolving rules and guidance for proper privacy and data security practices in order to mitigate our risk for a potential enforcement action, which may be costly. If we are subject to a potential FTC enforcement action, we may be subject to a settlement order that requires us to adhere to very specific privacy and data security practices, which may impact our business. We may also be required to pay fines as part of a settlement (depending on the nature of the alleged violations). If we violate any consent order that we reach with the FTC, we may be subject to additional fines and compliance requirements. We face risks of similar enforcement from State Attorneys General and, potentially, other regulatory agencies.
Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us or our third-party service providers to comply with applicable privacy policies, contractual obligations, or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by domestic or foreign government entities or others, including private plaintiffs in litigation. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, government orders, and/or orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, reputation, and financial condition.
State privacy laws in the United States also may impact our business operations. The state of California has adopted a comprehensive privacy law, the CCPA, which took effect in January 2020 and became enforceable in July 2020. We have been required to devote substantial resources to implement and maintain compliance with the CCPA, and noncompliance could result in regulatory investigations and fines or private litigation. Moreover, in November 2020, California voters approved a privacy law, the CPRA, which amends the CCPA to create additional privacy rights and obligations in California, and went into effect on January 1, 2023. Numerous other states have passed laws similar to the CCPA, which will go into effect in 2023 and beyond. More states may follow. These laws may impose additional costs and obligations on us. The Securities and Exchange Commission also has issued new regulations related to cybersecurity that may require additional reporting and other compliance obligations, as well as creating additional risks related to public notifications concerning cyber incidents.
Furthermore, the U.S. Congress is considering comprehensive privacy legislation. At this time, it is unclear whether Congress will pass such a law and if so, when and what it will require and prohibit. Moreover, it is not clear whether any such legislation would give the FTC any new authority to impose civil penalties for violations of the Federal Trade Commission Act in the first instance, whether Congress will grant the FTC rulemaking authority over privacy and information security, or whether Congress will vest some or all privacy and data security regulatory authority and enforcement power in a new agency, akin to EU data protection authorities.
Complying with these and other changing requirements could cause us to incur substantial costs or pay substantial fines or penalties, require us to change our business practices, require us to take on more onerous obligations in our contracts, or limit our ability to provide certain services in certain jurisdictions, any of which could materially adversely affect our business and operating results. New laws or regulations restricting or limiting the collection or use of mobile data could also reduce demand for certain of our offerings or require changes to our business practices, which could materially adversely affect our business and operating results.
If we or our third-party service providers experience a disruption due to a cybersecurity attack or security breach and unauthorized parties obtain access to our customers’ or vendors’ data, our data, our networks or other systems, or the cloud offerings we operate, our offerings may be perceived as not being secure, our reputation may be harmed, demand for our offerings may be reduced, our operations may be disrupted, we may incur significant legal and financial liabilities, and our business could be materially adversely affected
As part of our business, we process, store, and transmit our customers’ and vendors’ data as well as our own, including in our networks and other systems and the cloud offerings we operate. Security breaches may occur due to technological error, computer viruses, or third-party action, including intentional misconduct by computer hackers or state actors, physical break-ins, industrial espionage, fraudulent inducement of employees, customers, or channel partners to disclose sensitive information such as usernames or passwords, and employee, customer, or channel partner error or malfeasance. A security breach could result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of our customers’, prospects’, vendors’, or channel partners’ data, our data (including our proprietary information, intellectual property, or trade secrets), our networks or other systems, or the cloud offerings we operate. Third parties may also conduct attacks designed to prevent access to critical data or systems through ransomware or temporarily deny customers access to our cloud environments.
We, and our service providers, may in the future experience attempts by third parties to identify and exploit software and service vulnerabilities, penetrate or bypass our security measures, and gain unauthorized access to our or our customers’ or service providers’ cloud environments, networks, and other systems. Security measures that we or our third-party service providers have implemented may not be effective against all current or future security threats. Because there are many different security breach techniques and such techniques continue to evolve, we may be unable to anticipate, detect, or mitigate attempted security breaches and implement adequate preventative measures.
Any security breach, ransomware attack, or successful denial of service attack could result in a loss of customer confidence in the security of our offerings and damage to our brand, reduce the demand for our offerings, disrupt our normal business operations, require us to spend material resources to investigate or correct the breach, require us to notify affected customers or individuals and/or applicable regulators and others, provide identity theft protection services to individuals, expose us to legal liabilities, including litigation, regulatory enforcement actions, and indemnity obligations, and materially adversely affect our revenues and operating results. Our software services operate in conjunction with and are dependent on third-party products and components across a broad ecosystem. If there is a security vulnerability in one of these products or components, and if there is a security exploit targeting it, we could face increased costs, liability claims, customer dissatisfaction, reduced revenue, or harm to our reputation or competitive position. Our insurance policies may not be adequate to compensate us for the potential losses arising from any cybersecurity breach or incident. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.
These risks will increase as we continue to grow the scale of our Digital Printing and Scanning and Digital Imaging services and process, store, and transmit increasingly large amounts of our customers’, vendors’, and our own data. In particular, as remote working conditions have led businesses to increasingly rely on virtual environments and communication systems, there has been an increase in cyberattacks and other malicious activities.
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
We have international operations in China, India, the United Kingdom, Canada, and United Arab Emirates. Approximately 12% of our revenues for 2023 were derived from our international operations, with approximately 3% derived from China. We anticipate that future sales to international customers will continue to account for a significant percentage of our revenues. Risks associated with international sales and operations include, but are not limited to:
a.Political and economic instability, including the war between Ukraine and Russia, the conflict in Israel and neighboring regions and potential hostilities between China and Taiwan;
b.International terrorism;
c.Global economic sanctions and export controls, including U.S. export controls related to China, sanctions related to Russia, and increased scrutiny of exports of digital imaging and other products;
d.Failure to comply with anti-bribery legislation, including the U.S. Foreign Corrupt Practices Act;
e.Changes in legal and regulatory requirements, including complex trade compliance regulations;
f.U.S. and foreign government policy changes affecting the markets for our products;
g.Changes in tax laws and tariffs;
h.Additional deterioration in U.S. - China and U.S. - Russia relations;
i.Difficulties in protection and enforcement of intellectual property rights;
j.Failure to comply with the foreign data protection laws;
k.New and emerging non-U.S. regulations relating to environmental, social and governance and corporate social responsibility matters, which could be costly to comply with;
l.Transportation, including piracy in international waters;
m.Currency exchange rate fluctuations; and

n.Challenges relating to managing a global workforce with diverse cultures, backgrounds and labor laws.
The impact of these factors is difficult to predict, but one or more of them could have a material adverse effect on our financial position, results of operations, or cash flows. Certain international contracts may also include industrial cooperation agreements requiring specific in-country purchases, investments, manufacturing agreements or other financial obligations, known as offset obligations, and may provide for penalties if we fail to meet such requirements.
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
Our operations are subject to numerous laws and regulations governing environmental protection and occupational health and safety matters. Under these laws and regulations, we may be liable for, among other things, the cost of investigating and remediating contamination, regardless of fault or actions on our part. The amount of any such expense or related natural resource damages for which we may be held responsible could be substantial. We have incurred, and in the future may continue to incur, liability under environmental statutes and regulations with respect to the contamination detected at sites we own or operate (including contamination caused by prior owners and operators of such sites, abutters or other persons) and the sites at which we have disposed of hazardous substances. For example, we are currently performing environmental remediation at a property we acquired as part of a business acquisition in the 1990’s located in California. As of December 31, 2023, we have established a reserve totaling $4.5 million with respect to certain presently estimated environmental remediation costs. For additional discussion regarding the property and our estimated expenses see the discussion under the caption “Site Remediation Obligation” within Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.
The estimate of our final remediation expenses may change over time because of the varying costs of currently available cleanup techniques, unpredictable contaminant reduction rates associated with available cleanup techniques and the difficulty of determining in advance the nature and full extent of contamination. Based on our experience to date, we do not currently anticipate any material adverse effect on our business or consolidated financial position, results of operations or cash flows as a result of future compliance with existing environmental laws and regulations. However, evolving statutory and regulatory standards, their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing statutory and regulatory standards, may require additional expenditures by us, which may be material. Accordingly, there can be no assurance that we will not incur significant environmental compliance costs in the future.
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
As of December 31, 2023, we had $62.2 million in outstanding short and long-term borrowings under our credit facilities, and finance leases, excluding trade payables and operating leases. The terms of the agreements under which this indebtedness was incurred may limit or restrict, among other things, our ability to incur certain additional debt, make certain restricted payments, consummate certain asset sales, and enter into certain transactions with affiliates.
We are also required to maintain a total leverage ratio and fixed charge coverage ratio under our credit agreement with U.S. Bank National Association, dated April 22, 2021, or the 2021 Credit Agreement, as amended on June 15, 2023. Our inability to meet these ratios could result in the acceleration of the repayment of the outstanding obligations under the 2021 Credit Agreement, the termination of the lenders’ commitment to provide our revolving line of credit thereunder, the increase in our effective cost of funds or the cross-default of other credit arrangements. As a result, our ability to operate may be restricted and our ability to respond to business and market conditions may be limited, which could have an adverse effect on our business and operating results.
Risks Related to Our Common Stock
The market prices of our common stock is volatile, and may be impacted by factors other than our financial performance, which could cause the value of an investment in our common stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control. Between January 1, 2023, and December 31, 2023, the closing price of our common stock fluctuated from a low of $2.65 to a high of $3.84 per share.
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
Our Board of Directors has declared quarterly dividends in the past. Our ability to continue to pay quarterly dividends and to repurchase shares of our common stock is subject to capital availability and periodic determinations by our Board of Directors that dividends and repurchases of shares of our common stock are in the best interests of our stockholders and in compliance with applicable laws. Our dividend payments and repurchases of shares of our common stock may change from time to time. Management currently intends to continue quarterly dividends, and repurchases of shares of our common stock, subject to approval by our Board of Directors, but we cannot provide any assurance as to the timing, sustainability, or any particular amounts of future dividends and repurchases of shares of our common stock. A suspension in our dividend payments or repurchases of shares of our common stock could have a negative effect on the price of our common stock and would have a negative effect on returns on investment to our stockholders.
Our third amended and restated by-laws provide that the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, then the federal district court for the District of Delaware) is the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for such disputes with us or our directors, officers or employees
Our amended and restated by-laws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, then the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of the corporation to the corporation or the corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware, or (iv) any action asserting a claim arising pursuant to any provision of our Certificate of Incorporation or our bylaws or governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.
The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our third amended and restated by-laws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions.
Item 1B. Unresolved Staff Comments
    None.
Item 1C. Cybersecurity
We believe that cybersecurity is important to how we operate as a company and as such we focus on defining and managing our cybersecurity risk. With the ever-changing cybersecurity landscape and continual emergence of new threats, our Board of Directors, Audit Committee, and senior management team ensure that significant resources are devoted to cybersecurity risk management and the technologies, processes and people that support it. We have steadily increased companywide awareness to strengthen our cybersecurity risk management practice and processes. We employ a risk-based cybersecurity program that leverages the National Institute of Standards and Technology (NIST) framework and is designed to protect, detect, identify, and respond to cybersecurity risks and incidents. We regularly assess critical areas of our cybersecurity program to identify cybersecurity strengths and weaknesses and provide valuable insights for mitigating cyber risks.
Our cybersecurity team monitors networks and systems for potential signs of suspicious activity by utilizing, among other things, firewalls, intrusion detection systems, multi-factor authentication, and encryption. Additionally, our cybersecurity program includes a security Incident Management policy to ensure that consistent, methodical, and timely incident response process is completed by the designated response team. The designated cybersecurity incident response team is responsible for managing and coordinating our cybersecurity incident response efforts. The incident management workflow with assigned duties and responsibilities streamlines the incident response and helps improve and mitigate the overall incident impact.
We engage cybersecurity consultants, and other third parties to enhance our cybersecurity practices. We conduct penetration testing, vulnerability, and other assessments with the assistance of these third parties. These tests and assessments enhance our cybersecurity program. We also use third-party service providers to support our operations and technology initiatives. We evaluate third-party service providers from a cybersecurity risk landscape.
Our Board of Directors oversees management’s processes for identifying and mitigating risks, including risks pertaining to cybersecurity. On a periodic basis, senior executives, including our Chief Technology Officer (CTO) present to the Board of Directors details of our cybersecurity initiatives and program and any incidents deemed to have a business impact, even if the impact is not material for us. The Board of Directors along with all committee members participate in discussions regarding cybersecurity risks.
Our Information Technology and Security organization is managed by our Chief Technology Officer who has overall responsibility for monitoring and managing cybersecurity threats and incidents and for implementing cybersecurity policies, programs, procedures, and strategies. The Chief Technology Officer has vast experience in providing cyber security oversight.
Despite the continuous risk faced by the Company, we have suffered no incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations, or financial condition. Notwithstanding the exhaustive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on our business, results of operations and financial condition. While we maintain cybersecurity insurance and have never had a cybersecurity claim, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.
Item 2. Properties
At the end of 2023, we operated 146 service centers, of which 126 were in the United States, eight were in Canada, six were in China, three were in the United Kingdom, two were in India, and one was in United Arab Emirates. We also occupied a technology center in Kolkata, India, as well as other facilities, including our executive offices located in San Ramon, California.
In total, the Company occupied approximately 1.0 million square feet as of December 31, 2023.
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
Item 3. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
For additional discussion regarding certain environmental proceedings see the discussion in Note 6, Commitments and Contingencies - Site Remediation Obligation within Part IV, Item 15 - "Exhibits and Financial Statement Schedule” of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.001, is listed on the New York Stock Exchange or NYSE under the stock symbol “ARC”.
Holders
As of February 16, 2024, the approximate number of stockholders of record of our common stock was 126. Because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners represented by these stockholders of record.
Dividends
In December 2023, our Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that is payable on February 29, 2024 to stockholders of record as of January 31, 2024. The timing, declaration and payment of future dividends, however, falls within the discretion of our Board of Directors and will depend upon many factors, such as our financial condition and earnings, the capital requirements of our business, restrictions imposed by applicable law and our debt agreements and any other factors the Board of Directors deems relevant from time to time.
Issuer Purchases of Equity Securities
The following table presents information regarding repurchases of our common stock for the periods presented:

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
October 1, 2023—October 31, 2023	—		—	$8,676
November 1, 2023—November 30, 2023	158	$2.80	158	$8,234
December 1, 2023—December 31, 2023	74	$2.99	74	$8,013
Total repurchases during the fourth quarter of 2023	232		232

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

Item 6. [Reserved.]

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
The effects of the 2022 global supply chain disruptions on our business eased in 2023. The supply chain disruptions for us were primarily confined to price increases. As noted above, price increases are often passed on to our customers. Our labor costs have increased moderately as we sought to retain valuable employees and competed for new hires in 2023. While these increases had an effect on our results of operations, we believe our cost optimization initiatives allowed us to mitigate their impact and will allow us to continue to manage them in future periods.
Historically, our capital expenditure requirements have varied based on our need for printing equipment in our MPS locations and service centers. Over the past several years, the pandemic has reduced the number of employees in our customers’ locations, which has, in turn, reduced the need for equipment. We believe this equipment trend has become permanent and, as a result, we think our past two years of capital expenditures are more indicative of our future capital needs than our longer-term history suggests.
Because our relationships with credit providers allow us to obtain attractive lease rates, we have historically chosen to lease rather than purchase most of our equipment. Due in part to the rising cost of capital in 2023, we have adjusted our historical equipment acquisition strategy and used more of our available cash to purchase equipment during the prior year to reduce the impact of interest expense on our operating results.
Research and development costs consist mainly of the salaries, leased building space, and computer equipment related to our data storage and development centers in San Ramon, California and Kolkata, India. Such costs are primarily recorded to cost of sales.

COVID-19 Pandemic
The COVID-19 pandemic adversely impacted our financial performance from 2020 to 2022, but we expect that its acute impact is behind us. We believe, however, that the reduced in office presence of employees brought on by the COVID-19 pandemic are permanent. As a result, our MPS business has been and remains under pressure as most employers have left work-from-home policies in place and less equipment is needed to support them in typical office spaces. By contrast, we believe work-from-home and hybrid work practices benefit our scanning business because employees need access to documents, regardless of where they are working, and document scanning is the first step in making them accessible in the cloud.
Uncertainty around the potential disruption to our business related to the COVID-19 pandemic and its effect on the U.S. economy and our clients’ ongoing business operations has diminished, but we remain watchful and prepared to alter our business operations to protect employees and customers.
Market Review
We believe the expanding list of industries we serve are generally growing and offer ongoing sales opportunities for our services.
Demand for digital printing appears high across our customer base, and includes environmental graphics, marketing and promotional work. We believe that the desire to communicate visually—and especially in color—is growing in all areas of commerce, in office environments, in educational venues, and in public spaces of all kinds. While office capacity has fluctuated in recent years due to work-from-home and hybrid work policies, we have experienced minimal desire among our customers to completely abandon in office work, and we have many customers who have expressed a desire to make work spaces more inviting and engaging for the people who occupy them.
While the demand for MPS has declined from its peak, we believe it remains sought after by many clients, due to our flexible print network capacity, use of certified used equipment to reduce hardware costs, and ability to create efficiencies in the printing environment through our software and services. Unlike MPS, work-from-home and other remote document access requirements increase demand for scanning and digital imaging services.
In 2023, construction activity was constrained by higher interest rates and continuing labor shortages. The volume of construction plan printing fell alongside the reduction in construction activity. While we expect building activity to increase as interest rates ease, we do not expect the use of construction plan printing to be commensurate with it.
Economic inflation in the U.S., Canada and abroad has materially affected our business over the past year, primarily in the form of higher labor and raw material costs. Price increases in materials continue to be passed on to our customers, as well as some of the labor cost increases. Supply chain disruptions, other than price increases, have largely resolved in 2023, and we believe we remain reasonably protected from them due to the wide variety of suppliers we have developed relationships with over our history.

Results of Operations

			2023 Versus 2022
	Year Ended December 31,		Increase (decrease)
(In millions, except percentages)	2023 (1)	2022 (1)	$ (1)	%
Digital Printing	$170.1	$174.8	$(4.7)	(2.7)%
MPS	74.8	75.8	(1.0)	(1.3)%
Scanning and Digital Imaging	20.3	17.4	3.0	17.0%
Total services sales	$265.2	$267.9	$(2.7)	(1.0)%
Equipment and Supplies sales	16.0	18.1	(2.1)	(11.5)%
Total net sales	$281.2	$286.0	$(4.8)	(1.7)%
Gross profit	$94.4	$96.0	$(1.6)	(1.7)%
Selling, general and administrative expenses	$76.3	$77.5	$(1.2)	(1.6)%
Amortization of intangibles	$—	$0.1	$(0.1)	(57.7)%
Site remediation expense	$4.0	$—	$4.0	—%
Interest expense, net	$1.6	$1.8	$(0.2)	(9.1)%
Income tax provision	$4.4	$5.8	$(1.4)	(24.8)%
Net income attributable to ARC	$8.2	$11.1	$(2.9)	(25.8)%
Adjusted net income attributable to ARC (2)	$11.8	$12.0	$(0.2)	(1.8)%
Cash flows provided by operating activities	$36.6	$37.2	$(0.6)	(1.7)%
EBITDA (2)	$31.9	$39.1	$(7.3)	(18.5)%
Adjusted EBITDA (2)	$38.1	$40.9	$(2.8)	(6.8)%
(1)Column does not foot due to rounding.
(2)Non-GAAP financial measure. See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Year Ended December 31,
	2023 (1)	2022 (1)
Net Sales	100.0%	100.0%
Cost of sales	66.4	66.4
Gross profit	33.6	33.6
Selling, general and administrative expenses	27.1	27.1
Amortization of intangibles	—	—
Site remediation expense	1.4	—
Income from operations	5.0	6.4
Interest expense, net	0.6	0.6
Income before income tax provision	4.4	5.8
Income tax provision	1.6	2.0
Net income	2.9	3.8
Loss attributable to the noncontrolling interest	0.1	0.1
Net income attributable to ARC	2.9%	3.9%

EBITDA (2)	11.3%	13.7%
Adjusted EBITDA (2)	13.6%	14.3%

(1)Column does not foot due to rounding.
(2)Non-GAAP financial measure. See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Fiscal Year Ended December 31, 2023 Compared to Fiscal Year Ended December 31, 2022
Net Sales
Net sales in 2023 decreased 1.7%, compared to 2022. The decrease in net sales was primarily driven by the decrease in sales from Digital Printing and Equipment & Supplies, partially offset by the year-over-year increase in sales from Scanning and Digital Imaging services.
Digital Printing. Sales of Digital Printing services in 2023 decreased by $4.7 million, or 2.7%, compared to 2022. Year-over-year sales increased in digital color graphic printing from new and existing customers, and we experienced continuing demand for digital color graphic printing across most of our customer base. This growth was offset by the decrease of sales in digital plan printing for construction, which we attribute to less activity and lower spending on new building projects due to higher interest rates and increased costs of capital. Digital Printing services represented 60% and 61% of total net sales for 2023 and 2022, respectively.
MPS. Sales of MPS services in 2023 decreased by $1.0 million, or 1.3%, compared to 2022. Fewer employees returning to the workplace after the pandemic has generally constrained onsite print volumes. Revenues from MPS sales represented approximately 27% of total net sales for both 2023 and 2022.
The number of MPS locations has decreased to approximately 10,440 locations as of December 31, 2023 from 10,720 as of December 31, 2022.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased by $3.0 million, or 17.0%, in 2023, compared to 2022. The increase in sales of our Scanning and Digital Imaging services was primarily attributable to growing demand for paper-to-digital document conversions used in day-to-day business operations, and the creation of digital archives to replace long-term warehoused paper document storage. We are expanding operational capacity in this service line, and plan to continue to drive an expansion of our addressable market for Scanning and Digital Imaging services with increased marketing activity, as well as by targeting building owners and facility managers that require on-demand access to their legacy documents to operate their assets efficiently. We believe that, with the expansion of the markets and industries we serve and the desire of our existing customers to have digital access to documents, our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies. Equipment and Supplies sales decreased by $2.1 million, or 11.5%, in 2023, compared to 2022. The decrease was primarily driven by the ongoing economic slowdown in China, which decreased sales from UNIS Document Solutions Co. Ltd, or UDS, our Chinese joint venture. Equipment and Supplies sales continue to decline in the U.S. as well. We attribute the decrease in sales to our customers' reluctance to acquire equipment while interest rates remain high and, in certain markets including China, economic activity remains depressed. Equipment and Supplies sales derived from UDS, were $1.7 million in 2023, as compared to $2.5 million in 2022. Equipment and Supplies sales represented approximately 6% of total net sales for 2023 for 2022, respectively.
Gross Profit
Gross profit decreased to $94.4 million in 2023, compared to $96.0 million in 2022. Despite a sales decrease of $4.8 million in 2023, gross profit decreased by just $1.6 million. Gross margin remained flat at 33.6% in 2023, compared to 2022. Gross margin stability was driven by improved efficiency in our cost structure and a reduction in depreciation expense of $2.6 million. Offsetting these cost reductions were increased labor expenses related to the growth in Scanning and Digital Imaging Services, as well as wage inflation pressures across our workforce during 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased by $1.2 million, or 1.6%, in 2023 compared to 2022. The decrease was primarily driven by lower commission and bonus accruals due to the decline in net sales and net income attributable to us.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million in 2023 as compared to $0.1 million in 2022, primarily due to the completed amortization of certain customer relationships related to historical acquisitions.

Site Remediation Expense
We are currently involved in a site remediation obligation due to a former gas station that had been situated on a property we obtained as part of a business acquisition in the late 1990s. In 2020, the local County's Department of Environmental Health, or CDEH, approved our remedial clean-up plan, hence a liability on an undiscounted basis for $0.6 million for costs attributable to our clean-up plan was established. Additional review conducted in the fourth quarter of 2023 identified certain additional potential risks arising out of a structure on a neighboring property. As a result, in December of 2023, the CDEH requested that an alternative remedial plan be developed and submitted by March 12, 2024, to address the structural aspects of the site. We are in the process of finalizing an alternative plan with the guidance and expertise of an environmental consulting firm engaged expressly for this purpose. The additional concerns identified in December 2023 require more complex remediation measures for a longer duration than those contained in the plan approved by the CDEH in 2020. In light of the expected increase in expenses associated with remediating the site we have increased the reserve by approximately $4.0 million, reflecting a total reserve on an undiscounted basis of $4.5 million as of December 31, 2023. We have accrued probable and reasonably estimable costs for the resolution of the obligation based upon types of remediation efforts currently anticipated, the volume of contaminants in the impacted areas, regulatory oversight and other costs. The history of this site remediation obligation is summarized in Note 6, Commitments and Contingencies - Site Remediation Obligation within Part IV, Item 15 - "Exhibits and Financial Statement Schedule” of this Annual Report on Form 10-K.
Interest Expense, Net
Net interest expense totaled $1.6 million in 2023, compared to $1.8 million in 2022. The decrease in 2023 compared to 2022 was due to the continuing reduction of our overall debt, partially offset by increases in interest rates.
Income Taxes
We recorded an income tax provision of $4.4 million in relation to pretax income of $12.5 million for 2023, which resulted in an effective income tax rate of 35.2%. In addition to recurring state and foreign taxes and certain nondeductible expenses, our effective income tax rate for 2023 was impacted by an expiration of tax credits which were offset by a change in valuation allowances against those and other certain deferred tax assets and stock based compensation forfeitures. Excluding the impact of those expirations and valuation allowances, stock based compensation forfeitures and other discrete items, our effective income tax rate for the consolidated company would have been 29.2% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.1%.
We recorded an income tax provision of $5.8 million in relation to pretax income of $16.6 million for 2022, which resulted in an effective income tax rate of 35.1%. In addition to recurring state and foreign taxes and certain nondeductible expenses, our effective income tax rate for 2022 was primarily impacted by a change in valuation allowances against certain deferred tax assets and stock-based compensation forfeitures. Excluding the impact of valuation allowances, stock based compensation forfeitures and other discrete items, our effective income tax rate for the consolidated company would have been 29.4% and our effective income attributable to ARC Document Solutions, Inc. would have been 29.1%.
Noncontrolling Interest
Net income attributable to noncontrolling interest represents 35% of the income of our Chinese joint venture with UDS and its subsidiaries, which together comprise our Chinese joint-venture operations.
Impact of Inflation
Rising costs for raw materials, such as paper, inks and toners were largely passed on to customers through price increases during 2022 and 2023, moderating the impact of inflation on our financial results. As these inflationary pressures continue, however, the increased cost of labor, materials, and other indirect costs require close and active management to avoid material impacts to our cost structure.
Net Income Attributable to ARC
Net income attributable to us was $8.2 million in 2023, as compared to $11.1 million in 2022. The decrease in net income attributable to us in 2023 was primarily driven by the increase in the site remediation reserve, net of taxes, noted above.
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
EBITDA margin decreased to 11.3% in 2023 from 13.7% in 2022. Excluding the effect of the site remediation expense and stock-based compensation, adjusted EBITDA margin decreased slightly to 13.6% in 2023 from 14.3% in 2022. The decrease is largely attributable to lower sales and an increase in labor costs.

Non-GAAP Financial Measures
EBITDA, EBITDA margin, Adjusted EBITDA, Adjusted EBITDA margin, adjusted net income and adjusted earnings per share presented in this report are supplemental measures of our performance that are not required by or presented in accordance with accounting principles generally accepted in the United States of America or GAAP. These measures are not measurements of our financial performance under GAAP and should not be considered as alternatives to net income, net income margin, income from operations, diluted earnings per share or any other performance measures presented in accordance with GAAP or as an alternative to cash flows from operating, investing or financing activities as a measure of our liquidity. We have presented these measures because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.
EBITDA represents net income before interest, taxes, depreciation and amortization. EBITDA margin is a non-GAAP measure calculated by dividing EBITDA by net sales.
We use EBITDA and EBITDA margin to measure and compare the performance of our operating divisions. Our operating divisions financial performance includes all of the operating activities except debt and taxation which are managed at the corporate level for U.S. operating divisions. We use EBITDA and EBITDA margin to compare the performance of our operating divisions and to measure performance for determining consolidated-level compensation. In addition, we use EBITDA and EBITDA margin to evaluate potential acquisitions and potential capital expenditures.
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

Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC stockholders for 2023 and 2022 to reflect the exclusion of the site remediation expense and changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. This presentation facilitates a meaningful comparison of our operating results for 2023 and 2022. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented adjusted EBITDA for 2023 and 2022 to exclude the site remediation expense as it is not indicative of our ongoing operations. We have presented adjusted EBITDA for 2023 and 2022 to also exclude stock-based compensation expense, as it is consistent with the definition of adjusted EBITDA in our Credit Agreement; therefore, we believe this information is useful to investors assessing our financial performance. We calculate adjusted EBITDA margin by dividing adjusted EBITDA by net sales.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Year Ended December 31,
(In thousands)	2023	2022
Cash flows provided by operating activities	$36,583	$37,227
Changes in operating assets and liabilities	(4,798)	1,128
Non-cash expenses	(6,078)	(7,140)
Income tax provision	4,387	5,832
Interest expense, net	1,633	1,796
Loss attributable to the noncontrolling interest	161	304
EBITDA	$31,888	$39,147

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. stockholders to EBITDA and adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2023	2022
Net income attributable to ARC Document Solutions, Inc. stockholders	$8,235	$11,094
Interest expense, net	1,633	1,796
Income tax provision	4,387	5,832
Depreciation and amortization	17,633	20,425
EBITDA	31,888	39,147
Site remediation expense	4,000	—
Stock-based compensation	2,232	1,773
Adjusted EBITDA	$38,120	$40,920
The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. stockholders to EBITDA margin and adjusted EBITDA margin:

	Year Ended December 31,
	2023 (1)	2022 (1)
Net income margin attributable to ARC Document Solutions, Inc. stockholders	2.9%	3.9%
Interest expense, net	0.6	0.6
Income tax provision	1.6	2.0
Depreciation and amortization	6.3	7.1
EBITDA margin	11.3	13.7
Site remediation expense	1.4	—
Stock-based compensation	0.8	0.6
Adjusted EBITDA margin	13.6%	14.3%
(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. stockholders to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc. stockholders:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022
Net income attributable to ARC Document Solutions, Inc. stockholders	$8,235	$11,094
Site remediation expense	4,000	—
Income tax benefit related to above item	(1,018)	—
Deferred tax valuation allowance and other discrete tax items	567	905
Adjusted net income attributable to ARC Document Solutions, Inc. stockholders	$11,784	$11,999
Actual:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.19	$0.26
Diluted	$0.19	$0.26
Weighted average common shares outstanding:
Basic	42,543	42,214
Diluted	43,484	43,280
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.28	$0.28
Diluted	$0.27	$0.28
Weighted average common shares outstanding:
Basic	42,543	42,214
Diluted	43,484	43,280

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
In February 2023, our Board of Directors approved a stock repurchase program that authorized us to purchase up to $20.0 million of our outstanding common stock through March 31, 2026. Purchases may be made from time to time in the open market at prevailing market prices or in privately negotiated transactions. During the year ended December 31, 2023 we repurchased 1.0 million shares of our common stock for a total purchase price of $3.2 million. During the year ended December 31, 2022 we repurchased 0.6 million shares of our common stock for a total purchase price of $1.7 million.
Total cash and cash equivalents as of December 31, 2023 was $56.1 million. Of this amount, $5.7 million was held in foreign countries, with $2.6 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result of holding cash and cash equivalents outside of the U.S., our financial flexibility may be reduced.
Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Year Ended December 31,
(In thousands)	2023	2022
Net cash provided by operating activities	$36,583	$37,227
Net cash used in investing activities	$(10,389)	$(5,574)
Net cash used in financing activities	$(22,637)	$(34,155)

Operating Activities
Cash flows from operations are primarily driven by sales and the net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations in 2023 was primarily due to the decrease in net income partially offset by the improvement in our collection of accounts receivables.
Days sales outstanding, or DSO was 47 days as of December 31, 2023 as compared to 51 days as of December 31, 2022. We are closely managing cash collections.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $10.8 million and $5.9 million, in 2023 and 2022, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2023 due to increasing interest rates.
Financing Activities
Net cash of $22.6 million used in financing activities in 2023 primarily relates to payments on our finance leases, dividends, and repurchases of shares of our common stock, partially offset by proceeds from stock option exercises. Our need for printing equipment has significantly decreased over the past several years, resulting in a decrease of $4.2 million in our finance lease liability as of December 31, 2023 compared to the balance in the prior year. This reduction in the finance lease liability will also drive a further reduction in 2024 payments for financed leases.
Our cash position, working capital, and debt obligations as of December 31, 2023 and 2022 are shown below and should be read in conjunction with our Consolidated Balance Sheets and notes thereto contained elsewhere in this report.

	December 31,
(In Thousands)	2023	2022
Cash and cash equivalents	$56,093	$52,561
Working capital	$37,495	$34,906

Borrowings from revolving credit facility	$40,000	$40,000
Various finance leases	22,236	26,474
Total debt obligations	$62,236	$66,474
The increase of $2.6 million in working capital in 2023 was primarily driven by the increase in cash of $3.5 million and $2.7 million decrease in the current portion of our finance lease liability, partially offset by a $3.0 million decrease in accounts receivable and an increase in accounts payable over 2022. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $56.1 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
A significant portion of our revenue across all of our product and services is generated from customers in the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including the disruptions in the capital markets, economic sanctions and economic slowdowns or recessions, rising inflation, public health crises, like the COVID-19 pandemic, and interest rates fluctuations. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis.
We have not been actively seeking growth through acquisition since 2009, but will consider acquisitions that we feel add value to the overall company.
Debt Obligations
Credit Agreement
On June 15, 2023, we entered into an amendment, or the Amendment, to our Credit Agreement dated as of April 22, 2021, or the 2021 Credit Agreement, with U.S. Bank National Association, as administrative agent and the lenders part thereto. The Amendment, among other things, modifies certain terms of the 2021 Credit Agreement to replace the relevant benchmark provisions from the London Interbank Offered Rate to the forward-looking term rate based on the Secured Overnight Financing Rate, or SOFR. The Amendment also modifies certain terms of the 2021 Credit Agreement relating to the payment of dividends and stock repurchases made by us and the related component calculations included in the fixed charge coverage ratio that we are required to maintain. After giving effect to the Amendment, we are permitted to repurchase up to $10.0 million of shares of our common stock in any twelve-month period and all such permitted stock repurchases will be excluded from the calculation of the fixed charge coverage ratio. In addition, we are permitted to make other restricted payments that are not stock repurchases, such as the payment of dividends, of up to $12.0 million during any twelve-month period which will also be excluded from the calculation of the fixed charge coverage ratio. The making of stock repurchases and the payment of dividends and other restricted payments is subject, in each case, to pro forma compliance with the financial covenants and other customary conditions set forth in the 2021 Credit Agreement.
The 2021 Credit Agreement provides for the extension of revolving loans in an aggregate principal amount not to exceed $70 million and replaces the Credit Agreement dated as of November 20, 2014, as amended, or the 2014 Credit Agreement. The obligation under the 2021 Credit Agreement matures on April 22, 2026.
As of December 31, 2023, our borrowing availability under the Revolving Loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and an outstanding Revolving Loan balance of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans, at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of December 31, 2023, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; pay dividends, other distributions or repurchase equity interest of us or our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend our organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants as of December 31, 2023.
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
Credit Agreement
The following table sets forth the outstanding balance, borrowing capacity and applicable interest rate under Credit Agreement.

	December 31, 2023
	Balance	Available Borrowing Capacity	Interest Rate
	(Dollars in thousands)
Revolving Loans (1)	$40,000	$27,844	6.8%
 (1) Revolving Loan available borrowing capacity, net of $2.2 million of outstanding standby letters of credit as of December 31, 2023.
Finance Leases
As of December 31, 2023, we had $22.2 million of finance lease obligations outstanding, with a weighted average interest rate of 5.5% and maturities between 2024 and 2029.
Commitments and Contingencies
Operating Leases. We lease machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for our facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of our future minimum operating lease payments as of December 31, 2023.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2023, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Site Remediation Obligation. As part of a business acquisition in the 1990’s, we purchased a site located in California where a former commercial gas station had operated from 1939 until approximately 1986. Prior to our acquisition, the gas station was demolished and its underground storage tanks were removed.
Environmental monitoring of the property was conducted from 1987 through 2017 under the oversight of the local County's Department of Environmental Health (CDEH) and it eventually revealed petroleum products in the soil, groundwater, and the air in between soil particles. As a result, a Corrective Action Implementation Plan (CAIP) detailing remedial clean-up methods at the site was required to be submitted in 2020. Accordingly, we recorded a liability on an undiscounted basis of $0.6 million in 2020, the estimated cost, to remediate the site.
The 2020 CAIP was approved by the CDEH, but based on additional site data, the department requested a submission of addenda to the CAIP to address other site conditions. The additional review conducted in the fourth quarter of 2023 identified certain potential risks arising out of a structure on a neighboring property. As a result, in December of 2023, the CDEH requested that an alternative remedial plan be developed and submitted by March 12, 2024, to address the structural aspects of the site. We are in the process of finalizing an alternative plan with the guidance and expertise of an environmental consulting firm engaged expressly for this purpose. The additional concerns identified in 2023 require that the new plan be designed in a way that is significantly more expensive than the original plan, is more complicated, and will result in a longer duration to remediate the site.
The Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.5 million as of December 31, 2023, of which $2.2 million is classified as a current liability, and $0.6 million as of December 31, 2022. As of December 31, 2023, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information. We anticipate that most of this liability will be paid out over seven years, but some costs maybe be paid out over a longer period.
The estimate of our final remediation expenses may change over time because of the varying costs of currently available cleanup techniques, unpredictable contaminant reduction rates associated with available cleanup techniques, and the difficulty of determining in advance the nature and full extent of contamination. However, evolving statutory and regulatory standards, their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing statutory and regulatory standards, may require additional expenditures, which may be material. Accordingly, there can be no assurance that we will not incur significant additional environmental compliance costs in the future.

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
We determine the fair value of our reporting units using an income approach. Under the income approach, we determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgement and estimation is inherently higher in these uncertain economic times.
The results of the latest annual goodwill impairment test, as of September 30, 2023, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 15%	1	121,051
	7	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50 basis points of projected EBITDA in 2023 and beyond, assuming all other assumptions remain constant, would result in no further impairment of goodwill.
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
Scanning and Digital Imaging combines software and professional services to facilitate the capture, management, access and retrieval of documents and information that have been produced in the past. Scanning and Digital Imaging may include our hosted SKYSITE software and facilities solution to organize, search and retrieve documents, as well as the provision of services that include the capture and conversion of hardcopy and electronic documents into digital files, or Scanned Documents, and their cloud-based storage and maintenance. Sales of Scanning and Digital Imaging professional services, which represent substantially all revenue for this business line, are initiated through a customer order or proposal and are governed by established terms and conditions agreed upon at the onset of the customer relationship. Revenue is recognized when the performance obligation under the terms of a contract with a customer are satisfied; generally, this occurs with the transfer of control of the digital files. Transfer of control occurs at a specific point-in-time, when the Scanned Documents are delivered to the customer either through SKYSITE, our facilities solution or through other electronic media. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Taxes collected concurrent with revenue-producing activities are excluded from revenue.
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
Site Remediation Obligation
We are currently involved in a site remediation obligation due to a former gas station that had been situated on a property we obtained as part of a business acquisition in the late 1990s. We have accrued estimates of the probable and reasonably estimable costs for the resolution of the obligation based upon types of remediation efforts currently anticipated, the volume of contaminants in the impacted areas, regulatory oversight and other costs.
Our current estimates of future environmental cleanup and remediation liabilities related to the site may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities, and the extent and duration of regulatory oversight, among other things. The final outcome of any regulatory inquiries and requirements cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional costs that could be material to our results of operations during any particular year of the remediation process. See Note 6, Commitments and Contingencies - Site Remediation Obligation within Part IV, Item 15 - "Exhibits and Financial Statement Schedule” of this Annual Report on Form 10-K, for further discussion on environmental matters.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2023.
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
Item 8. Financial Statements and Supplementary Data
Our financial statements and the accompanying notes that are filed as part of this Annual Report on Form 10-K are listed under Part IV, Item 15 - "Exhibits and Financial Statement Schedule” and are set forth beginning on page F-1 immediately following the signature pages of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) of the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Report of Independent Registered Public Accounting Firm
Crowe LLP, the independent registered public accounting firm that audited the fiscal year 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2023, which is included herein.
Changes in Internal Control Over Financial Reporting
There were no changes to internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Adoption or Termination of Trading Arrangements
None of our directors or officers (as defined in Rule 16a-1(f)) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Certain information regarding our executive officers is included below. All other information regarding directors, executive officers and corporate governance required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2024 Annual Meeting of Stockholders, or 2024 Annual Meeting, which will be filed with the SEC within 120 days after our fiscal year end of December 31, 2023, and is set forth under “Nominees for Director,” “Corporate Governance Profile,” “Delinquent Section 16(a) Reports” and in other applicable sections in the proxy statement.
Information about our Executive Officers
The following sets forth certain information regarding all of our executive officers as of February 28, 2024:

Name	Age	Position
Kumarakulasingam Suriyakumar	70	Chairman and Chief Executive Officer Director
Jorge Avalos	48	Chief Financial Officer
Rahul K. Roy	64	Chief Technology Officer
Dilantha Wijesuriya	62	President and Chief Operating Officer

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
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2024 Annual Meeting and is set forth under “Executive Compensation.”
The information in the section of the proxy statement for our 2024 Annual Meeting captioned “Compensation Committee Report” is incorporated by reference herein but shall be deemed furnished, not filed and shall not be deemed to be incorporated by reference into any filing we make under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2024 Annual Meeting and is set forth under “Beneficial Ownership of Voting Securities” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the applicable information in the proxy statement for our 2024 Annual Meeting and is set forth under “Certain Relationships and Related Transactions” and “Corporate Governance Profile.”

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated herein by reference to the proxy statement for our 2024 Annual Meeting and is set forth under “Auditor Fees.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm - Armanino LLP (PCAOB ID: 32)
Report of Independent Registered Public Accounting Firm - Crowe LLP (PCAOB ID: 173)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the years ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023 and 2022
Consolidated Statements of Equity for the years ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
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
(3) Exhibits
See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith as part of this Annual Report on Form 10-K or are incorporated by reference to exhibits previously filed with the SEC:

Index to Exhibits

Number	Description

3.1	Certificate of Ownership and Merger as filed with Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed December 27, 2012).

3.2	Restated Certificate of Incorporation, filed March 13, 2013.

3.3	Third Amended and Restated Bylaws of ARC Document Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on December 11, 2023).

4.2	Description of Registered Securities.*

10.1	ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 A (Reg. No. 333-119788), as amended on January 13, 2005).^

10.2	Amendment No. 1 to ARC Document Solutions 2005 Stock Plan dated May 22, 2007 (incorporated by reference to Exhibit 10.63 to the Registrant’s Form 10-Q filed on August 9, 2007).^

10.3	Amendment No. 2 to ARC Document Solutions 2005 Stock Plan dated May 2, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 10-Q filed August 8, 2008). ^

10.4	Amendment No. 3 to ARC Document Solutions 2005 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed August 7, 2009). ^

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

10.50
Amendment to Credit Agreement, dated June 15, 2023, among ARC Document Solutions, LLC, U.S. Bank National Association, as administrative agent and the lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on June 21, 2023).

16.1
Letter from Armanino LLP addressed to the United States Securities and Exchange Commission, dated July 27, 2023 (incorporated by reference to Exhibit 16.1 to the Registrant's Form 8-K filed on July 27, 2023).

21.1	List of Subsidiaries.*

23.1	Consent of Armanino LLP, Independent Registered Public Accounting Firm.*

23.2	Consent of Crowe LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2
Certification of Principal Financial and Accounting Officer pursuant to Rules 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.1	ARC Document Solutions, Inc. Amended and Restated Executive Compensation Recovery Policy*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	XBRL Taxonomy Extension Definition Linkbase *

101.LAB	XBRL Taxonomy Extension Label Linkbase *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

^	Indicates management contract or compensatory plan or agreement

Item 16. Form 10-K Summary.
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC DOCUMENT SOLUTIONS, INC.

By:	/s/ KUMARAKULASINGAM SURIYAKUMAR
Chairman and Chief Executive Officer
Date: February 29, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KUMARAKULASINGAM SURIYAKUMAR Kumarakulasingam Suriyakumar	Chairman and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2024

/s/ JORGE AVALOS Jorge Avalos	Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2024

/s/ TRACEY LUTTRELL Tracey Luttrell	Director, Corporate Counsel and Corporate Secretary	February 29, 2024

/s/ BRADFORD L. BROOKS Bradford L. Brooks	Director	February 29, 2024

/s/ CHERYL COOK Cheryl Cook	Director	February 29, 2024

/s/ MARK W. MEALY Mark W. Mealy	Director	February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of ARC Document Solutions, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of ARC Document Solutions, Inc. and Subsidiaries (collectively the "Company" or “ARC”) as of December 31, 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the year ended December 31, 2022, and the related notes (collectively referred to as the "financial statements").

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of their operations and their cash flows for the year ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

The Company's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

We began serving as the Company’s auditors in 2020. In 2023, we became the predecessor auditor.

/s/ ArmaninoLLP
San Francisco, California

February 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of ARC Document Solutions, Inc.
San Ramon, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of ARC Document Solutions, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Crowe LLP

We have served as the Company's auditor since 2023.

San Francisco, California
February 29, 2024

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$56,093	$52,561
Accounts receivable, net of allowances for credit losses of $1,857 and $1,947	35,775	38,748
Inventory	8,818	8,610
Prepaid expenses	3,988	4,018
Other current assets	3,978	3,540
Total current assets	108,652	107,477
Property and equipment, net of accumulated depreciation of $229,122 and $231,913	40,925	40,214
Right-of-use assets from operating leases	32,838	28,163
Goodwill	121,051	121,051
Other intangible assets, net	162	208
Deferred income taxes, net	4,383	7,993
Other assets	2,113	2,209
Total assets	$310,124	$307,315
Liabilities and Equity
Current liabilities:
Accounts payable	$24,175	$22,972
Accrued payroll and payroll-related expenses	9,401	11,235
Accrued expenses	18,787	16,882
Current operating lease liabilities	9,924	9,924
Current portion of finance leases	8,870	11,558
Total current liabilities	71,157	72,571
Long-term operating lease liabilities	27,357	23,339
Long-term debt and finance leases	53,366	54,916
Deferred income taxes	52	—
Other long-term liabilities	2,467	199
Total liabilities	154,399	151,025
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 52,526 and 51,400 shares issued and 42,783 and 43,101 shares outstanding	52	51
Additional paid-in capital	136,460	132,952
Retained earnings	44,144	44,416
Accumulated other comprehensive loss	(4,200)	(4,187)
	176,456	173,232
Less cost of common stock in treasury, 9,743 and 8,299 shares	22,390	18,877
Total ARC Document Solutions, Inc. stockholders’ equity	154,066	154,355
Noncontrolling interest	1,659	1,935
Total equity	155,725	156,290
Total liabilities and equity	$310,124	$307,315
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022
Service sales	$265,160	$267,891
Equipment and Supplies sales	16,041	18,119
Total net sales	281,201	286,010
Cost of sales	186,800	190,013
Gross profit	94,401	95,997
Selling, general and administrative expenses	76,333	77,544
Amortization of intangible assets	41	97
Site remediation expense	4,000	—
Income from operations	14,027	18,356
Other income, net	(67)	(62)
Interest expense, net	1,633	1,796
Income before income tax provision	12,461	16,622
Income tax provision	4,387	5,832
Net income	8,074	10,790
Loss attributable to noncontrolling interest	161	304
Net income attributable to ARC Document Solutions, Inc. stockholders	$8,235	$11,094

Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.19	$0.26
Diluted	$0.19	$0.26
Weighted average common shares outstanding:
Basic	42,543	42,214
Diluted	43,484	43,280
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended December 31,
	2023	2022
Net income	$8,074	$10,790
Other comprehensive loss, net of tax
Foreign currency translation adjustments, net of tax	(128)	(2,104)
Other comprehensive loss, net of tax	(128)	(2,104)
Comprehensive income	7,946	8,686
Comprehensive loss attributable to noncontrolling interest	(276)	(722)
Comprehensive income attributable to ARC Document Solutions, Inc. stockholders	$8,222	$9,408
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands, except per share data)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2021	50,584	$50	$129,881	$41,768	$(2,501)	$(16,771)	$6,565	$158,992
Stock-based compensation	152		1,773					1,773
Issuance of common stock under Employee Stock Purchase Plan	45		98					98
Stock options exercised	619	1	1,200					1,201
Treasury shares						(2,106)		(2,106)
Cash dividends - common stock ($0.20 per share)				(8,446)				(8,446)
Distribution to noncontrolling interest							(3,908)	(3,908)
Comprehensive income (loss)				11,094	(1,686)		(722)	8,686
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	270		2,232					2,232
Issuance of common stock under Employee Stock Purchase Plan	51		133					133
Stock options exercised	805	1	1,143					1,144
Treasury shares						(3,513)		(3,513)
Cash dividends - common stock ($0.20 per share)				(8,507)				(8,507)
Comprehensive income (loss)				8,235	(13)		(276)	7,946
Balance at December 31, 2023	52,526	$52	$136,460	$44,144	$(4,200)	$(22,390)	$1,659	$155,725
The accompanying notes are an integral part of these consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$8,074	$10,790
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	351	320
Depreciation	17,592	20,328
Amortization of intangible assets	41	97
Amortization of deferred financing costs	67	61
Stock-based compensation	2,232	1,773
Deferred income taxes	5,016	4,927
Deferred tax valuation allowance	(1,326)	264
Other non-cash items, net	(262)	(205)
Changes in operating assets and liabilities:
Accounts receivable	2,783	(195)
Inventory	(243)	62
Prepaid expenses and other assets	9,391	9,746
Accounts payable and accrued expenses	(7,133)	(10,741)
Net cash provided by operating activities	36,583	37,227
Cash flows from investing activities
Capital expenditures	(10,752)	(5,881)
Other	363	307
Net cash used in investing activities	(10,389)	(5,574)
Cash flows from financing activities
Proceeds from stock option exercises	1,144	1,201
Proceeds from issuance of common stock under Employee Stock Purchase Plan	133	98
Share repurchases	(3,513)	(2,106)
Distribution to noncontrolling interest	—	(3,908)
Payments on long-term debt agreements and finance leases	(11,860)	(14,736)
Borrowings under revolving credit facilities	162,000	154,000
Payments under revolving credit facilities	(162,000)	(160,250)
Payment of deferred financing costs	(23)	(6)
Dividends paid	(8,518)	(8,448)
Net cash used in financing activities	(22,637)	(34,155)
Effect of foreign currency translation on cash balances	(25)	(866)
Net change in cash and cash equivalents	3,532	(3,368)
Cash and cash equivalents at beginning of period	52,561	55,929
Cash and cash equivalents at end of period	$56,093	$52,561
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,715	$1,837
Income taxes paid, net	$903	$167
Noncash financing activities:
Finance lease obligations incurred	$7,764	$9,482
Operating lease obligations incurred	$14,478	$8,687
Declared unpaid dividends	$2,144	$2,106

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
The Company maintains its cash deposits at numerous banks located throughout the United States, Canada, India, United Arab Emirates, the United Kingdom and China, which at times, may exceed federally insured limits. UNIS Document Solutions, Co. Ltd., ("UDS"), the Company’s joint venture in China, held $2.6 million and $3.2 million of the Company’s cash and cash equivalents as of December 31, 2023 and 2022, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

Concentrations of Credit Risk and Significant Vendors
Concentrations of credit risk with respect to trade receivables are limited due to a large, diverse customer base. No individual customer represented more than 2.5% of net sales during 2023 and 2022.
The Company has geographic concentration risk as sales in California, as a percent of total sales, were approximately 30% and 31% for 2023 and 2022, respectively.
The Company contracts with various suppliers. Although there are a limited number of suppliers that could supply the Company’s inventory, management believes any shortfalls from existing suppliers could be absorbed by its existing suppliers or from other suppliers on comparable terms. However, a change in suppliers could cause a delay in sales and adversely affect results.
Purchases from the Company’s three largest vendors during 2023 and 2022 comprised approximately 35% of the Company’s total purchases of inventory and supplies.
Allowance for Credit Losses
The Company performs periodic credit evaluations of the financial condition of its customers, monitors collections and payments from customers, and generally does not require collateral. The Company provides for the possible inability to collect accounts receivable by recording an allowance for credit losses. The Company writes off accounts receivable balances when it is considered uncollectible. The Company estimates the allowance for credit losses based on historical experience, aging of accounts receivable, and information regarding the credit worthiness of its customers. Additionally, the Company provides an allowance for returns and discounts based on historical experience. The allowance for credit losses activity was as follows:

	Balance at Beginning of Period	Charges to Cost and Expenses	Deductions (1)	Balance at End of Period
Year ended December 31, 2023
Allowance for credit losses	$1,947	$351	$(441)	$1,857
Year ended December 31, 2022
Allowance for credit losses	$2,104	$320	$(477)	$1,947
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
When establishing a valuation allowance, the Company considers future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event the Company determines that its deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which the Company makes such a determination. The Company has a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2023.
In future quarters the Company will continue to evaluate its historical results for the preceding twelve quarters and our future projections to determine whether this will generate sufficient taxable income to utilize the Company's deferred tax assets, and whether a valuation allowance is required.

The Company calculates current and deferred tax provision based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed in subsequent years. Adjustments based on filed returns are recorded when identified.
Income taxes have not been provided on certain undistributed earnings of foreign subsidiaries because such earnings are considered to be permanently reinvested.
The amount of taxable income or loss we report to the various tax jurisdictions is subject to ongoing audits by federal, state and foreign tax authorities. The Company estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time. The Company uses a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company records a liability for the difference between the benefit recognized and measured and tax position taken or expected to be taken on its tax return. To the extent that the Company's assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made. The Company will not report tax-related interest and penalties as a component of income tax expense.
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
The Company accounts for software costs developed for internal use in accordance with ASC 350-40, Intangibles – Goodwill and Other - Internal-Use Software, which requires companies to capitalize certain qualifying costs incurred during the application development stage of the related software development project. The primary use of this software is for internal use and, accordingly, such capitalized software development costs are depreciated on a straight-line basis over the economic lives of the related products not to exceed three years. The Company’s machinery and equipment (see Note 4, Property and Equipment, Net) includes $1.9 million and $1.7 million of capitalized software development costs as of December 31, 2023 and 2022, net of accumulated amortization of $24.2 million and $23.3 million as of December 31, 2023 and 2022, respectively. Depreciation expense includes the amortization of capitalized software development costs which amounted to $0.9 million and $1.0 million, during the years ended December 31, 2023 and 2022, respectively.
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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company had no long-lived asset impairments in 2023 or 2022.
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
The Company determines the fair value of its reporting units using an income approach. Under the income approach, the Company determined fair value based on estimated discounted future cash flows of each reporting unit. Determining the fair value of a reporting unit is judgmental in nature and requires the use of significant estimates and assumptions, including revenue growth rates and EBITDA margins, discount rates and future market conditions, among others. The level of judgement and estimation is inherently higher in these uncertain economic times.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
Deferred Financing Costs
Direct costs incurred in connection with debt agreements are recorded as incurred and amortized based on the effective interest method for the Company's borrowings under its credit agreement with U.S. Bank National Association, dated April 22, 2021 (the "2021 Credit Agreement"), as amended on June 15, 2023. At December 31, 2023 and 2022, the Company had $0.2 million in unamortized deferred financing costs.
Fair Values of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash equivalents, short-term investments, accounts receivable, and accounts payable approximate their fair values due to their short maturities. Refer to Note 11, Fair Value Measurements, in Notes to Consolidated Financial Statements for disclosures regarding fair value measurements in accordance with the authoritative guidance for fair value measurements and disclosures.
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
Site Remediation Obligation - The Company is currently involved in a site remediation obligation due to a former gas station that had been situated on a property the Company obtained as part of a business acquisition in the late 1990s. The

Company has accrued estimates of the probable and reasonably estimable costs for the resolution of the obligation based upon types of remediation efforts currently anticipated, the volume of contaminants in the impacted areas, regulatory oversight and other costs.
The Company's current estimates of future environmental cleanup and remediation liabilities related to the site may change over time due to various factors, including but not limited to, the nature and extent of required future cleanup and removal activities, and the extent and duration of regulatory oversight, among other things. The final outcome of any regulatory inquiries and requirements cannot be predicted with certainty, and unfavorable or unexpected outcomes could result in additional costs that could be material to the Company's results of operations during any particular year of the remediation process. See Note 6, Commitments and Contingencies - Site Remediation Obligation within Part IV, Item 15 - "Exhibits and Financial Statement Schedule” of this Annual Report on Form 10-K, for further discussion on this site remediation obligation.
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
Net sales of the Company’s principal services and products were as follows:

	Year Ended December 31,
	2023	2022
Service Sales
Digital Printing	$170,083	$174,752
MPS	74,764	75,782
Scanning and Digital Imaging	20,313	17,357
Total services sales	265,160	267,891
Equipment and Supplies Sales	16,041	18,119
Total net sales	$281,201	$286,010

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
Included in revenues are fees charged to customers for shipping, handling, and delivery services. Such revenues amounted to $11.0 million and $11.3 million for 2023 and 2022, respectively.
Revenues from hosted software licensing activities are recognized ratably over the term of the license. Revenues from software licensing activities comprise less than 2.5% of the Company’s consolidated revenues during the years ended December 31, 2023 and 2022.
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

	Year Ended December 31,
	2023			2022
	U.S.	Foreign Countries	Total	U.S.	Foreign Countries	Total
Revenues from external customers	$247,474	$33,727	$281,201	$254,559	$31,451	$286,010
Property and equipment, net	$35,868	$5,057	$40,925	$34,595	$5,619	$40,214

Advertising and Shipping and Handling Costs
Advertising costs are expensed as incurred and approximated $0.7 million during 2023 and 2022. Shipping and handling costs incurred by the Company are included in cost of sales.
Stock-Based Compensation
The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.
Total stock-based compensation for 2023 and 2022, was $2.2 million and $1.8 million, respectively, and was recorded in selling, general, and administrative expenses, consistent with the classification of the underlying salaries. In accordance with ASC 718, Income Taxes, any excess tax benefit resulting from stock-based compensation, in the Consolidated Statements of Cash Flows, are classified along with other income tax cash flows as an operating activity.
The weighted average fair value at the grant date for options issued in 2023 and 2022, was $1.28 and $0.96, respectively. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model using the following weighted average assumptions for 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted average assumptions used:
Risk free interest rate	3.7%	2.1%
Expected volatility	63.0%	56.4%
Expected dividend yield	6.4%	6.2%
Using historical exercise data as a basis, the Company determined that the expected term for stock options issued in 2023 and 2022, was and 7.2 years and 6.7 years, respectively.
For fiscal years 2023 and 2022, expected stock price volatility is based on the Company’s historical volatility for a period equal to the expected term. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant with an equivalent remaining term. The Company accounts for forfeitures of share-based awards when they occur.
As of December 31, 2023, total unrecognized stock-based compensation expense related to nonvested stock-based compensation was approximately $2.7 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.
For additional information, see Note 9, Employee Stock Purchase Plan and Stock Plan.
Research and Development Expenses
Research and development activities relate to costs associated with the design and testing of new technology or enhancements and maintenance to existing technology. Such costs are expensed as incurred are primarily recorded to cost of sales. In total, research and development amounted to $6.2 million and $6.5 million, during 2023 and 2022, respectively.
Noncontrolling Interest
The Company accounted for its investment in UDS under the purchase method of accounting, in accordance with ASC 805, Business Combinations. UDS has been consolidated in the Company’s financial statements from the date of acquisition. Noncontrolling interest, which represents the 35% noncontrolling interest in UDS, is reflected on the Company’s Consolidated Financial Statements. In May of 2022, the Company completed an $11.2 million capital distribution from its Chinese JV. As the Company is 65% owner, $7.3 million came to the Company's US operations, and 35% or $3.9 million went to the JV partner, thus resulting in a $3.9 million decrease in the Company's consolidated cash and noncontrolling interest balance sheet accounts in 2022.
Sales Taxes
The Company bills sales taxes, as applicable, to its customers. The Company acts as an agent and bills, collects, and remits the sales tax to the proper government jurisdiction. The sales taxes are accounted for on a net basis, and therefore are not included as part of the Company’s revenue.

Earnings Per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if common shares subject to outstanding options and acquisition rights had been issued and if the additional common shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. There were 4.1 million and 3.2 million common shares excluded from the calculation of diluted net income attributable to ARC per common share as their effect would have been anti-dilutive for 2023 and 2022, respectively. The Company’s common share equivalents consist of stock options issued under the Company’s Stock Plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted average common shares outstanding during the period — basic	42,543	42,214
Effect of dilutive stock awards	941	1,066
Weighted average common shares outstanding during the period — diluted	43,484	43,280

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
Recent Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires public entities to disclose specific tax rate reconciliation categories, as well as income taxes paid disaggregated by jurisdiction, amongst other disclosure enhancements. The ASU is effective for financial statements issued for annual periods beginning after December 15, 2024, with early adoption permitted. The ASU can be adopted on a prospective or retrospective basis. The Company is evaluating the disclosure requirements related to the new standard.

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
There can be no assurance that the estimates and assumptions made for purposes of the Company's goodwill impairment analysis in 2023 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the Company’s next annual impairment testing in the third quarter of 2024, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
The carrying amount of goodwill from January 1, 2022 through December 31, 2023 is summarized as follows:

	Gross Goodwill	Accumulated Impairment Loss	Net Carrying Amount
January 1, 2022	$405,558	$284,507	$121,051
December 31, 2022	$405,558	$284,507	$121,051
December 31, 2023	$405,558	$284,507	$121,051

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
Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long lived assets as of September 30, 2023 and concluded that there was no impairment.

The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of December 31, 2023 and 2022 which continue to be amortized:

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,185	$99,178	$7	$99,087	$99,073	$14
Trade names and trademarks	20,262	20,107	155	20,281	20,087	194
	$119,447	$119,285	$162	$119,368	$119,160	$208
Estimated future amortization expense of other intangible assets for each of the next five fiscal years and thereafter are as follows:

2024	$39
2025	35
2026	34
2027	34
2028	20
Thereafter	—
$162
4. PROPERTY AND EQUIPMENT, NET
Property and equipment, net consist of the following:

	December 31,
	2023	2022
Machinery and equipment	$245,802	$246,262
Buildings and leasehold improvements	21,374	23,128
Furniture and fixtures	2,871	2,737
	270,047	272,127
Less accumulated depreciation	(229,122)	(231,913)
	$40,925	$40,214
Depreciation expense was $17.6 million and $20.3 million for 2023 and 2022, respectively.

5. LONG-TERM DEBT
Long-term debt consists of the following:

	December 31,
	2023	2022
Revolving Loans; 6.8% and 5.6% interest rate at December 31, 2023 and 2022, respectively	40,000	40,000
Various finance leases; weighted average interest rate of 5.5% and 5.1% at December 31, 2023 and 2022, respectively; principal and interest payable monthly through November 2029	22,236	26,474
	62,236	66,474
Less current portion	(8,870)	(11,558)
	$53,366	$54,916
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
As of December 31, 2023, the Company's borrowing availability of Revolving Loans under the Revolving Loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding Revolving Loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans, at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of December 31, 2023, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. The Company was in compliance with its covenants during the year ended December 31, 2023.
The 2021 Credit Agreement allows for payment of dividends. In December 2023, the Company's Board of Directors declared a quarterly cash dividend of $0.05 per share of common stock that is payable on February 29, 2024 to stockholders of record as of January 31, 2024. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of December 31, 2023.
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

6. COMMITMENTS AND CONTINGENCIES
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements. Certain lease agreements for the Company’s facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, for the schedule of the Company’s future minimum operating lease payments as of December 31, 2023.
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of December 31, 2023, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Site Remediation Obligation. As part of a business acquisition in the 1990’s, the Company purchased a site located in California where a former commercial gas station had operated from 1939 until approximately 1986. Prior to the Company's acquisition, the gas station was demolished and its underground storage tanks were removed.
Environmental monitoring of the property was conducted from 1987 through 2017 under the oversight of the local County's Department of Environmental Health ("CDEH") and it eventually revealed petroleum products in the soil, groundwater, and the air in between soil particles. As a result, a Corrective Action Implementation Plan ("CAIP") detailing remedial clean-up methods at the site was required to be submitted in 2020. Accordingly, the Company recorded a liability on an undiscounted basis of $0.6 million in 2020, the estimated cost, to remediate the site.
The 2020 CAIP was approved by the CDEH, but based on additional site data, the department requested a submission of addenda to the CAIP to address other site conditions. The additional review conducted in the fourth quarter of 2023 identified certain potential risks arising out of a structure on a neighboring property. As a result, in December of 2023, the CDEH requested that an alternative remedial plan be developed and submitted by March 12, 2024, to address the structural aspects of the site. The Company is in the process of finalizing an alternative plan with the guidance and expertise of an environmental consulting firm engaged expressly for this purpose. The additional concerns identified in 2023 require that the new plan be designed in a way that is significantly more expensive than the original plan, is more complicated, and will result in a longer duration to remediate the site.
The Company's Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.5 million as of December 31, 2023, of which $2.2 million is classified as a current liability, and $0.6 million as of December 31, 2022. As of December 31, 2023, the liability represents the Company's estimate of the probable cleanup, investigation, and remediation costs based on available information. The Company anticipates that most of this liability will be paid out over seven years, but some costs may be paid out over a longer period.
As noted above, the estimate of the final remediation expenses may change over time because of the varying costs of currently available cleanup techniques, unpredictable contaminant reduction rates associated with available cleanup techniques, and the difficulty of determining in advance the nature and full extent of contamination. However, evolving statutory and regulatory standards, their interpretation, more vigorous enforcement policies of regulatory agencies, or stricter or different interpretations of existing statutory and regulatory standards, may require additional expenditures by the Company, which may be material. Accordingly, there can be no assurance that the Company will not incur significant additional environmental compliance costs in the future.

7. LEASING
Adoption of ASC Topic 842, Leases
The Company accounts for leases under ASC 842, Leases. ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases result in the lessee recognizing a Right of Use (ROU) asset and a corresponding lease liability. For finance leases the lessee recognizes interest expense and amortization of the ROU asset, and for operating leases the lessee will recognize a straight-line total lease expense. In addition, ASC 842 changes the definition of a lease, which resulted in changes to the classification of certain service contracts with customers to lease arrangements.
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

The tables below present financial information associated with the Company's leases as of, and the years ended, December 31, 2023 and December 31, 2022.

	Classification	December 31, 2023	December 31, 2022
Assets
Operating lease assets	Right-of-use assets from operating leases	$32,838	$28,163
Finance lease assets	Property and equipment	50,317	60,887
	Less accumulated depreciation	(31,139)	(38,607)
	Property and equipment, net	19,178	22,280
Total lease assets		$52,016	$50,443

Liabilities
Current
Operating	Current portion of operating lease liabilities	$9,924	$9,924
Finance	Current portion of long-term finance leases	8,870	11,558
Long-term
Operating	Long-term portion of operating lease liabilities	27,357	23,339
Finance	Long-term portion of finance leases	13,366	14,916
Total lease liabilities		$59,517	$59,737

	Classification	Year Ended
		December 31, 2023	December 31, 2022
Operating lease cost	Cost of sales	$13,702	$12,940
	Selling, general and administrative expenses	2,951	2,813
Total operating lease cost (1)(2)		$16,653	$15,753

Finance lease cost
Amortization of leased assets	Cost of sales	$10,313	$12,718
	Selling, general and administrative expenses	560	461
Interest on lease liabilities	Interest expense, net	1,429	1,447
Total finance lease cost		12,302	14,626
Total lease cost		$28,955	$30,379
(1) Includes variable lease costs and short-term lease costs of $3,895 and $423, respectively for the year ended December 31, 2023.
(2) Includes variable lease costs and short-term lease costs of $2,795 and $240, respectively for the year ended December 31, 2022.

Maturity of lease liabilities (as of December 31, 2023)	Operating Leases(1) (2)	Finance Leases(3)
2024	$11,962	$9,883
2025	9,860	6,221
2026	7,789	4,625
2027	6,642	2,595
2028	4,283	1,015
Thereafter	2,345	36
Total	42,881	24,375
Less amount representing interest	5,600	2,139
Present value of lease liability	$37,281	$22,236
(1) Reflects payments for non-cancelable operating leases with initial terms of one year or more as of December 31, 2023. The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.
(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which expire through December 2028. The rental payments on these facilities amounted to $0.5 million during 2023. In the table above, annual rental payments of $0.6 million for related parties are included in 2024 through 2028.
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

(2) The Company leased several of its facilities under lease agreements with entities owned by certain of its current and former executive officers which were due to expire in December 2023 but were renewed for another five years in the second half of 2023. The rental payments on these facilities amounted to $0.5 million during 2022. In the table above, annual rental payments of $0.5 million for related parties are included in 2023.
(3) The table above does not include any legally binding minimum lease payments for leases signed but not yet commenced, and such leases are not material in the aggregate.

	December 31, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	4.3	4.3
Finance leases	3.1	2.8

Weighted average discount rate
Operating leases	6.2%	5.2%
Finance leases	5.5%	5.1%

Other information	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,997	$14,907
Operating cash flows from finance leases	$1,424	$1,451
Financing cash flows from finance leases	$11,860	$14,736
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
MPS revenue includes $68.8 million of rental income and $6.0 million of service income for the year ended December 31, 2023. MPS revenue includes $70.0 million of rental income and $5.8 million of service income for the year ended December 31, 2022. The Company's property and equipment, net of accumulated depreciation, includes approximately $20 million and $23 million of equipment subject to leases with customers under the Company's MPS arrangements for the years ended December 31, 2023 and December 31, 2022, respectively. Following termination of an MPS arrangement, the Company will place existing equipment at an alternate customer site pursuant to an MPS arrangement, at one of the Company's service centers, or dispose of the equipment.

8. INCOME TAXES
The following table includes the consolidated income tax provision for federal, state, and foreign income taxes related to the Company’s total earnings before taxes for 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current:
Federal	$—	$—
State	215	154
Foreign	481	487
	696	641
Deferred:
Federal	2,805	4,142
State	682	1,040
Foreign	204	9
	3,691	5,191
Income tax provision	$4,387	$5,832
The Company's foreign earnings before taxes were $2.0 million and $0.4 million for 2023 and 2022, respectively.
The Company’s US earnings before taxes were $10.5 million and $16.2 million for 2023 and 2022, respectively.
The consolidated deferred tax assets and liabilities consist of the following:

	December 31,
	2023	2022
Deferred tax assets:
Financial statement accruals not currently deductible	$950	$985
Site remediation obligation	1,149	166
Accrued vacation	765	754
Accrued bonuses	543	914
Deferred revenue, net	21	37
Fixed assets	2,980	4,242
Right of use operating lease liabilities	9,600	8,494
Goodwill and other identifiable intangibles	1,541	745
Stock-based compensation	2,343	2,365
Federal tax net operating loss carryforward	11,990	14,593
State tax net operating loss carryforward, net	4,723	5,182
Foreign tax net operating loss carryforward	487	879
Tax credits, net	213	1,669
Gross deferred tax assets	37,305	41,025
Less: valuation allowance	(1,313)	(2,651)
Net deferred tax assets	$35,992	$38,374

Deferred tax liabilities:
Goodwill and other identifiable intangibles	$(23,010)	$(23,197)
Right of use operating lease assets	(8,547)	(7,184)
Fixed assets	(104)	—
Net deferred tax assets	$4,331	$7,993

A reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2023	2022
Statutory federal income tax rate	21%	21%
State taxes, net of federal benefit	6	6
Foreign taxes	1	1
Valuation allowance	(11)	1
Tax credits expired	12	—
Global intangible low taxed income	1	—
Section 162(m) limitation	3	2
Stock based compensation	1	3
Discrete items for federal, state and foreign taxes	1	1
Effective income tax rate	35%	35%

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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events or otherwise, could have a material effect on its financial condition and results of operations. The Company has a $1.3 million valuation allowance against certain deferred tax assets as of December 31, 2023.
Based on the Company’s current assessment, the remaining net deferred tax assets as of December 31, 2023 are considered more likely than not to be realized. The valuation allowance of $1.3 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
As of December 31, 2023, the Company had approximately $57.1 million of consolidated federal, $75.8 million of state and $2.9 million of foreign net operating loss carryforwards available to offset future taxable income, respectively. Certain federal net operating loss carryforwards will begin to expire in 2032. Certain state net operating loss carryforwards will begin to expire in 2024. The foreign net operating loss carryforwards begin to expire in 2024. As of December 31, 2023, the Company had approximately $0.2 million of foreign tax credit carryforwards which will expire in 2024.
The Company and some of its subsidiaries file income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. The Company is not under examination in any U.S. federal, state or foreign jurisdiction. Due to net operating losses, substantially all the tax years from 2011 remain open to examination by the tax authorities.
There were no unrecognized tax benefits as of and for the years ended December 31, 2023 or 2022. The Company does not include interest and penalties related to uncertain tax positions as a component of income tax expense. The Company does not anticipate any significant changes to unrecognized tax benefits over the next 12 months. During the years ended December 31, 2023 and 2022, no interest or penalties were required to be recognized related to unrecognized tax benefits.
9. EMPLOYEE STOCK PURCHASE PLAN AND STOCK PLAN
Employee Stock Purchase Plan
Under the Company’s Employee Stock Purchase Plan (the “ESPP”) eligible employees may purchase up to a calendar year maximum per eligible employee of the lesser of (i) 2,500 shares of common stock, or (ii) a number of shares of common stock having an aggregate fair market value of $25 thousand as determined on the date of purchase at 85% of the fair market value of such shares of common stock on the applicable purchase date. The compensation expense in connection with the ESPP in 2023 and 2022, was $23 thousand and $17 thousand, respectively.

Employees purchased the following shares in the periods presented:

	Year Ended December 31,
	2023	2022
Shares purchased	50	45
Average price per share	$2.64	$2.16

Stock Plan
On April 29, 2021, the Company's stockholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2023, the Company's stockholders approved an amendment to the 2021 Incentive Plan ("Amended 2021 Plan") to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock. Under the Amended 2021 Plan, the Company is authorized to issue up to 8.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. At December 31, 2023, 5.1 million shares remain available for issuance under the Stock Plan.
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
During 2023 and 2022, the Company granted options to acquire a total of 1.1 million shares and 1.7 million shares, respectively, of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. The granted stock options vest annually over three to four years from the grant date and expire 10 years after the date of grant.

The following is a further breakdown of the stock option activity under the Stock Plan:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Contractual Life (In years)	Aggregate Intrinsic Value (In thousands)
Outstanding at December 31, 2021	5,462	$3.56
Granted	1,658	$3.11
Exercised	(618)	$2.49
Forfeited/Canceled	(533)	$5.31
Outstanding at December 31, 2022	5,969	$3.39
Granted	1,096	$3.60
Exercised	(805)	$2.60
Forfeited/Canceled	(82)	$3.12
Outstanding at December 31, 2023	6,178	$3.54	5.99	$2,740
Vested or expected to vest at December 31, 2023	6,178	$3.54	5.99	$2,740
Exercisable at December 31, 2023	3,582	$3.80	4.26	$2,105
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the closing stock price on December 31, 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on December 31, 2023. This amount changes based on the fair market value of the common stock. Total intrinsic value of options exercised during the years ended December 31, 2023 and December 31, 2022 were $471 thousand and $292 thousand, respectively.
A summary of the Company’s non-vested stock options as of December 31, 2023, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Options	Shares	Fair Market Value per Share
Non-vested at December 31, 2022	2,350	$0.96
Granted	1,096	$1.28
Vested	(835)	$0.94
Forfeited/Canceled	(15)	$1.14
Non-vested at December 31, 2023	2,596	$1.10
The following table summarizes certain information concerning outstanding options at December 31, 2023:

Range of Exercise Price per Share	Options Outstanding at December 31, 2023
$1.14 – $2.64	2,218
$3.20 – $4.75	3,196
$6.16 – $7.19	392
$8.89 – $9.09	372
$1.14 – $9.09	6,178
Restricted Stock
In 2023, the Company granted 0.1 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 30 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board advisors or board of directors, with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock vests on the one-year anniversary of the grant date.

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
A summary of the Company’s non-vested restricted stock as of December 31, 2023, and changes during the year then ended is as follows:

		Weighted Average Grant Date
Non-vested Restricted Stock	Shares	Fair Market Value per Share
Non-vested at December 31, 2022	719	$2.35
Granted	269	$3.31
Vested	(365)	$2.40
Forfeited/Canceled	—	$—
Non-vested at December 31, 2023	623	$2.73
The total fair value of restricted stock awards vested during the years ended December 31, 2023 and 2022 was $1.1 million and $1.7 million, respectively.
10. RETIREMENT PLANS
The Company sponsors a 401(k) Plan, which covers substantially all employees of the Company who have attained age 21. Under the Company’s 401(k) Plan, eligible employees may contribute up to 75% of their annual eligible compensation (or in the case of highly compensated employees, up to 6% of their annual eligible compensation), subject to contribution limitations imposed by the Internal Revenue Service. The Company matches 20% of an employee’s contributions, up to a total of 4% of that employee’s compensation. An independent third party administers the Company’s 401(k) Plan. The Company's total expense under these plans amounted to $0.5 million and $0.4 million annually during fiscal years 2023 and 2022, respectively.

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
As of December 31, 2023, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s Consolidated Balance Sheets were $1.2 million and $1.7 million as of December 31, 2023 and 2022, respectively, and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and finance leases: The carrying amount of the Company’s finance leases reported in the Consolidated Balance Sheets approximates fair value based on the Company’s current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s Consolidated Balance Sheet as of

December 31, 2023 for borrowings under its Credit Agreement is $40.0 million. The Company has determined that borrowings under its Credit Agreement of $40.0 million as of December 31, 2023 approximates its fair value.