Form 10-Q
period 2024-03-31
ARC DOCUMENT SOLUTIONS, INC.
filed 2024-05-08
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,179,344 as of April 29, 2024.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended March 31, 2024

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions as described under the section titled "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$52,029	$56,093
Accounts receivable, net of allowances for accounts receivable of $1,942 and $1,857	37,887	35,775
Inventory	9,277	8,818
Prepaid expenses	4,507	3,988
Other current assets	3,571	3,978
Total current assets	107,271	108,652
Property and equipment, net of accumulated depreciation of $227,877 and $229,122	40,848	40,925
Right-of-use assets from operating leases	34,459	32,838
Goodwill	121,051	121,051
Other intangible assets, net	149	162
Deferred income taxes	3,559	4,383
Other assets	1,947	2,113
Total assets	$309,284	$310,124
Liabilities and Equity
Current liabilities:
Accounts payable	$24,023	$24,175
Accrued payroll and payroll-related expenses	9,022	9,401
Accrued expenses	17,549	18,787
Current operating lease liability	10,171	9,924
Current portion of finance leases	8,095	8,870
Total current liabilities	68,860	71,157
Long-term operating lease liabilities	28,730	27,357
Long-term debt and finance leases	52,635	53,366
Deferred income taxes	148	52
Other long-term liabilities	2,455	2,467
Total liabilities	152,828	154,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 52,941 and 52,526 shares issued and 43,179 and 42,783 shares outstanding	53	52
Additional paid-in capital	137,146	136,460
Retained earnings	44,495	44,144
Accumulated other comprehensive loss	(4,347)	(4,200)
	177,347	176,456
Less cost of common stock in treasury, 9,762 and 9,743 shares	22,445	22,390
Total ARC Document Solutions, Inc. stockholders’ equity	154,902	154,066
Noncontrolling interest	1,554	1,659
Total equity	156,456	155,725
Total liabilities and equity	$309,284	$310,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Net sales	$70,792	$68,918
Cost of sales	47,985	45,993
Gross profit	22,807	22,925
Selling, general and administrative expenses	19,071	19,482
Amortization of intangible assets	10	11
Income from operations	3,726	3,432
Other income, net	(36)	(11)
Interest expense, net	310	456
Income before income tax provision	3,452	2,987
Income tax provision	1,088	1,160
Net income	2,364	1,827
Loss attributable to the noncontrolling interest	89	113
Net income attributable to ARC Document Solutions, Inc. stockholders	$2,453	$1,940
Earnings per share attributable to ARC Document Solutions, Inc. stockholders
Basic	$0.06	$0.05
Diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	42,191	42,552
Diluted	43,049	43,764
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$2,364	$1,827
Other comprehensive (loss) gain, net of tax
Foreign currency translation adjustments	(163)	38
Other comprehensive (loss) gain, net of tax	(163)	38
Comprehensive income	2,201	1,865
Comprehensive loss attributable to noncontrolling interest, net of tax	(105)	(124)
Comprehensive income attributable to ARC Document Solutions, Inc. stockholders	$2,306	$1,989
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	105	—	494	—	—	—	—	494
Stock options exercised	751	1	1,035	—	—	—	—	1,036
Issuance of common stock under Employee Stock Purchase Plan	12	—	29	—	—	—	—	29
Treasury shares	—	—	—	—	—	(117)	—	(117)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,125)	—	—	—	(2,125)
Comprehensive income (loss), net of tax	—	—	—	1,940	49	—	(124)	1,865
Balance at March 31, 2023	52,268	$52	$134,510	$44,231	$(4,138)	$(18,994)	$1,811	$157,472

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2023	52,526	$52	$136,460	$44,144	$(4,200)	$(22,390)	$1,659	$155,725
Stock-based compensation	400	1	650	—	—	—	—	651
Stock options exercised	2	—	4	—	—	—	—	4
Issuance of common stock under Employee Stock Purchase Plan	13	—	32	—	—	—	—	32
Treasury shares	—	—	—	—	—	(55)	—	(55)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,102)	—	—	—	(2,102)
Comprehensive income (loss), net of tax	—	—	—	2,453	(147)	—	(105)	2,201
Balance at March 31, 2024	52,941	$53	$137,146	$44,495	$(4,347)	$(22,445)	$1,554	$156,456

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$2,364	$1,827
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	97	98
Depreciation	4,040	4,652
Amortization of intangible assets	10	11
Amortization of deferred financing costs	17	16
Stock-based compensation	651	494
Deferred income taxes	841	962
Deferred tax valuation allowance	59	43
Other non-cash items, net	(55)	(75)
Changes in operating assets and liabilities:
Accounts receivable	(2,286)	(698)
Inventory	(495)	(583)
Prepaid expenses and other assets	2,411	3,258
Accounts payable and accrued expenses	(3,953)	(6,181)
Net cash provided by operating activities	3,701	3,824
Cash flows from investing activities
Capital expenditures	(3,075)	(2,255)
Other	66	92
Net cash used in investing activities	(3,009)	(2,163)
Cash flows from financing activities
Proceeds from stock option exercises	4	1,036
Proceeds from issuance of common stock under Employee Stock Purchase Plan	32	29
Share repurchases	(55)	(117)
Payments on finance leases	(2,552)	(3,183)
Borrowings under revolving credit facilities	40,000	42,000
Payments under revolving credit facilities	(40,000)	(42,000)
Dividends paid	(2,108)	(2,122)
Net cash used in financing activities	(4,679)	(4,357)
Effect of foreign currency translation on cash balances	(77)	(62)
Net change in cash and cash equivalents	(4,064)	(2,758)
Cash and cash equivalents at beginning of period	56,093	52,561
Cash and cash equivalents at end of period	$52,029	$49,803
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$1,106	$1,485
Operating lease obligations incurred	$4,235	$3,365
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
These interim Condensed Consolidated Financial Statements and accompanying notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended March 31,
	2024	2023
Service Sales
Digital Printing	$42,725	$41,379
MPS(1)	18,584	19,016
Scanning and Digital Imaging	5,671	4,594
Total services sales	$66,980	$64,989
Equipment and Supplies Sales	3,812	3,929
Total net sales	$70,792	$68,918
(1) MPS includes $17.0 million of rental income and $1.6 million of service income for the three months ended March 31, 2024. MPS includes $17.5 million of rental income and $1.5 million of service income for the three months ended March 31, 2023.
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
MPS consists of placement, management, and optimization of print and imaging equipment in customers' offices, job sites, and other facilities. MPS relieves the Company’s customers of the burden of purchasing print equipment and related supplies and maintaining print devices and print networks, and it shifts their costs to a “per-use” basis. MPS is supported by the Company's hosted proprietary technology, Abacus®, which allows customers to capture, control, manage, print, and account for their documents. Under its MPS contracts, the Company is paid a fixed rate per unit for each print produced (per-use), often referred to as a “click charge”. MPS sales are driven by the ongoing print needs of the Company’s customers at their facilities. Certain MPS arrangements are accounted for as operating leases under ASC 842, Leases.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three months ended March 31, 2024, 4.6 million shares of common stock were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three months ended March 31, 2023, 3.8 million shares of common stock were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's equity incentive plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Weighted average common shares outstanding during the period—basic	42,191	42,552
Effect of dilutive stock awards	858	1,212
Weighted average common shares outstanding during the period—diluted	43,049	43,764

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
There can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2023 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2024, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2023 through March 31, 2024.
See “Critical Accounting Policies and Significant Judgements and Estimates" in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023 for further information regarding the process and assumptions used in the goodwill impairment analysis.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of March 31, 2024 and December 31, 2023 which continue to be amortized:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,100	$99,095	$5	$99,185	$99,178	$7
Trade names and trademarks	20,249	20,105	144	20,262	20,107	155
	$119,349	$119,200	$149	$119,447	$119,285	$162
Estimated future amortization expense of other intangible assets for the remainder of the 2024 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2024 (excluding the three months ended March 31, 2024)	$28
2025	34
2026	33
2027	33
2028	21
$149
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.1 million in relation to pretax income of $3.5 million for the three months ended March 31, 2024, which resulted in an effective income tax rate of 31.5%, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation, other non-deductible expenses, and U.S. taxes on foreign income. The Company recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million for the three months ended March 31, 2023, which resulted in an effective income tax rate of 38.8%, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, could have a material effect on its financial condition and results of operations. The Company has a $1.4 million valuation allowance against certain deferred tax assets as of March 31, 2024.

Based on the Company’s current assessment, the remaining net deferred tax assets as of March 31, 2024 are considered more likely than not to be realized. The valuation allowance of $1.4 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
Revolving Loans; 6.8% interest rate at March 31, 2024 and December 31, 2023	$40,000	$40,000
Various finance leases; weighted average interest rate of 5.7% and 5.5% at March 31, 2024 and December 31, 2023, respectively; principal and interest payable monthly through November 2029	20,730	22,236
	60,730	62,236
Less current portion	(8,095)	(8,870)
	$52,635	$53,366
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
As of March 31, 2024, the Company's borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans (as such terms is defined in the 2021 Credit Agreement), at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of March 31, 2024, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%.
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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with its covenants as of March 31, 2024.
The 2021 Credit Agreement allows for payment of dividends. In February 2024, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on May 31, 2024 to stockholders of record as of April 30, 2024. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of March 31, 2024.
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

6. Commitments and Contingencies
Operating Leases. The Company leases machinery, equipment, and office and operational facilities under non-cancelable operating lease agreements used in the ordinary course of business. Certain lease agreements for the Company's facilities generally contain renewal options and provide for annual increases in rent based on the local Consumer Price Index. Refer to Note 7, Leasing, on the Company's Annual Report on Form 10-K for the year ended December 31, 2023 for a schedule of the Company's future minimum operating lease payments.
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2024, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
Site Remediation Obligation. As part of a business acquisition in the 1990s, the Company purchased a site located in California where a commercial gas station had operated from 1939 until approximately 1986. Prior to the Company's acquisition, the gas station was demolished and its underground storage tanks were removed.
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
The 2020 CAIP was approved by the CDEH, but based on additional site data, the department requested a submission of addenda to the CAIP to address other site conditions. The additional review conducted in the fourth quarter of 2023 identified certain potential risks arising out of a structure on a neighboring property. As a result, in December of 2023, the CDEH requested that an alternative remedial plan be developed and submitted, to address the structural aspects of the site. The additional concerns identified in 2023 required that the new plan be designed in a way that is significantly more expensive than the original plan, is more complicated, and will result in a longer duration to remediate the site. The Company is in the process of finalizing an alternative plan with the guidance and expertise of an environmental consulting firm engaged expressly for this purpose, which will need to be approved by the CDEH.
The Company's Condensed Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.5 million as of March 31, 2024 and December 31, 2023, of which $2.2 million is classified as a current liability. As of March 31, 2024, the liability represents the Company's estimate of the probable cleanup, investigation, and remediation costs based on available information. The Company anticipates that most of this liability will be paid out over seven years, but some costs may be paid out over a longer period.
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

7. Stock-Based Compensation
On April 29, 2021, the Company's stockholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2023, the Company's stockholders approved an amendment to the 2021 Incentive Plan ("Amended 2021 Plan") to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock. Under the Amended 2021 Plan, the Company is authorized to issue up to 8.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of March 31, 2024, 4.0 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the three months ended March 31, 2024, the Company granted options to acquire a total of 0.8 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire 10 years after the date of grant. During the three months ended March 31, 2024, the Company granted 0.4 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date.
Stock-based compensation expense was $0.7 million for the three months ended March 31, 2024, compared to stock-based compensation expense of $0.5 million for the three months ended March 31, 2023.
As of March 31, 2024, total unrecognized compensation cost related to unvested stock-based payments totaled $3.9 million and is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
As of March 31, 2024, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. Cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet were $1.2 million as of March 31, 2024 and as of December 31, 2023 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.

Short- and long-term debt and finance leases: The carrying amount of the Company's finance leases reported in the Condensed Consolidated Balance Sheet as of March 31, 2024 approximates fair value based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of March 31, 2024 for borrowings under its 2021 Credit Agreement is $40.0 million. The Company has determined, that borrowings under its 2021 Credit Agreement of $40.0 million as of March 31, 2024 approximates its fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our service agreements. We operate approximately 10,400 managed print services, or MPS locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces of equipment in offices around the world. We also provide proprietary software to our customers to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
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

In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derived approximately 29% of our total revenue from the products and services delivered in California during the three months ended March 31, 2024.

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
Costs and Expenses
Our cost of sales consists primarily of materials (paper, toner and other consumables), labor, and “indirect costs.” Indirect costs consist primarily of equipment expenses related to our MPS locations (typically our customers’ offices and job sites) and our service centers. Facilities and equipment expenses include maintenance, repairs, rents, insurance, and depreciation. Paper is the largest component of our material cost; however, the impact of paper pricing on our operating margins is mitigated, and in some cases eliminated, as we attempt to pass it on to our customers. We closely monitor material cost as a percentage of net sales to measure volume and waste, and we maintain low levels of inventory. We also track labor utilization, or net sales per employee, to measure productivity and determine staffing levels.
The effects of the 2022 global supply chain disruptions on our business eased in 2023 and 2024. The supply chain disruptions, for us were primarily confined to price increases. As noted above, price increases are often passed on to our customers. Our labor costs have increased moderately as we sought to retain valuable employees and competed for new hires in 2023 and in the first quarter of 2024. Labor costs have also increased moderately due to the change in our business mix, primarily driven by our need for more employees to support our growing digital color print and scanning business. While these increases had an effect on our results of operations, we believe our cost optimization initiatives allowed us to mitigate their impact and will allow us to continue to manage them in future periods.

Historically, our capital expenditure requirements have varied based on our need for printing equipment in our MPS locations and service centers. Over the past several years, the pandemic has reduced the number of employees in our customers' locations, which has, in turn, reduced the need for equipment. We believe this equipment trend has become permanent and, as a result, we think the past three years of capital expenditures are more indicative of our future capital needs than our longer-term history suggests.

Because our relationships with credit providers allows us to obtain attractive lease rates, we have historically chosen to lease rather than purchase most of our equipment. With the rising cost of capital, we have adjusted our historical procurement strategy and use more of our available cash to acquire equipment in order to reduce the impact of interest expense on our operating results.

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

Results of Operations

	Three Months Ended March 31,		Increase (decrease)
(In millions, except percentages)	2024(1)	2023(1)	$	%
Digital Printing	$42.7	$41.4	$1.3	3.3%
MPS	18.6	19.0	(0.4)	(2.3)%
Scanning and Digital Imaging	5.7	4.6	1.1	23.4%
Equipment and Supplies sales	3.8	3.9	(0.1)	(3.0)%
Total net sales	$70.8	$68.9	$1.9	2.7%

Gross profit	$22.8	$22.9	$(0.1)	(0.5)%
Selling, general and administrative expenses	$19.1	$19.5	$(0.4)	(2.1)%
Amortization of intangible assets	$—	$—	$—	(9.1)%
Interest expense, net	$0.3	$0.5	$(0.1)	(32.0)%
Income tax provision	$1.1	$1.2	$(0.1)	(6.2)%
Net income attributable to ARC	$2.5	$1.9	$0.5	26.4%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$2.6	$2.2	$0.4	17.8%
EBITDA (2)	$7.9	$8.2	$(0.3)	(3.9)%
Adjusted EBITDA (2)	$8.6	$8.7	$(0.2)	(1.8)%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales
	Three Months Ended March 31,
	2024(1)	2023 (1)
Net sales	100.0%	100.0%
Cost of sales	67.8	66.7
Gross profit	32.2	33.3
Selling, general and administrative expenses	26.9	28.3
Amortization of intangible assets	—	—
Income from operations	5.3	5.0
Interest expense, net	0.4	0.7
Income before income tax provision	4.9	4.3
Income tax provision	1.5	1.7
Net income	3.3	2.7
Loss attributable to the noncontrolling interest	0.1	0.2
Net income attributable to ARC	3.5%	2.8%
Non-GAAP (2)
EBITDA (2)	11.2%	11.9%
Adjusted EBITDA (2)	12.1%	12.6%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Net Sales
Net sales for the three months ended March 31, 2024, increased 2.7%, compared to the same period in 2023. The increase in net sales for the three months ended March 31, 2024 compared to the same period in 2023 was primarily driven by the year-over-year growth of sales in Digital Printing and Scanning and Digital Imaging services. Growth for the period was partially offset by small declines in sales of our other products and services.
Digital Printing. Year-over-year sales of Digital Printing services increased $1.3 million, or 3.3%, for the three months ended March 31, 2024. Year-over-year sales saw healthy increases in digital color graphic printing from new and existing customers. This growth was offset by a small decrease in digital plan printing sales which we continue to attribute to less activity and lower spending on new construction projects due to high interest rates and the subsequent higher costs of capital over the past year. Digital Printing services represented 60% of total net sales for the three months ended March 31, 2024, and for the three months ended March 31, 2023.
MPS. Year-over-year sales of MPS services for the three months ended March 31, 2024, decreased $0.4 million, or 2.3%. MPS sales have remained in a narrow band between $18 million to $19 million per quarter for more than two years, strongly implying fewer employees in the workplace will continue to constrain onsite print volumes relative to historical averages.
MPS sales represented approximately 26% of total net sales for the three months ended March 31, 2024, compared to 28% for the three months ended March 31, 2023.
The number of MPS locations we serve declined slightly to approximately 10,400 as of March 31, 2024, representing a net decrease of approximately 300 locations compared to March 31, 2023.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $1.1 million, or 23.4% for the three months ended March 31, 2024. The increase in sales of our Scanning and Digital Imaging services continues to be driven by growing demand for paper-to-digital document conversions and digital archives to replace long-term warehoused paper document storage. We have expanded operational capacity in this service line over the past year, and we continue to employ aggressive marketing programs to raise awareness, as this, too, has proven to help grow sales of this service. Targeting building owners and facility managers who require on-demand access to their legacy documents to operate their assets efficiently continues to be a key audience and plays to our strengths in the broader construction industry. We believe that our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies decreased $0.1 million, or 3.0%, for the three months ended March 31, 2024. Equipment and Supplies sales continue to decline primarily in the U.S., while sales from our Chinese joint venture rose slightly. We attribute the decrease in U.S. sales to the desire of our domestic customers to reduce capital spending due to the increasing interest rates of the past couple of years.
Gross Profit
During the three months ended March 31, 2024, gross profit and gross margin were $22.8 million, or 32.2%, respectively, compared to $22.9 million, and 33.3% during the three months ended March 31, 2023. The 110 basis points decrease in gross margin was driven primarily by increases in labor and material costs due to inflation pressures and increased hiring as we increased and adjusted capacity for our digital color graphic printing services and Scanning and Digital Imaging Services. The increase in labor cost was partially offset by the decrease in depreciation of $0.6 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses of $19.1 million for the three months ended March 31, 2024, decreased by $0.4 million or 2.1% as compared to the three months ended March 31, 2023. The decrease is primarily due to lower bonus accruals and consulting fees, partially offset by the increase in sales and marketing initiatives that are helping drive the growth within digital color graphic printing and Scanning and Digital Imaging Service sales.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three months ended March 31, 2024, due to the completion of amortization for certain customer relationship intangibles related to historical acquisitions.

Interest Expense, Net
Net interest expense of $0.3 million for the three months ended March 31, 2024, declined $0.1 million compared to the same period in 2023 due to the continued pay-down of our long-term debt, partially offset by the increase in interest rates under certain of our finance leases. Our 2021 Credit Agreement (as defined below) features a flexible payment schedule which allows us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to reduce the revolving loan and manage our quarterly interest expense.
Income Taxes
We recorded an income tax provision of $1.1 million in relation to pretax income of $3.5 million for the three months ended March 31, 2024. This resulted in an effective income tax rate for the three months ended March 31, 2024, of 31.5%.
Our effective income tax rate for the three months ended March 31, 2024, was primarily affected by state taxes, non-deductible compensation, certain stock-based compensation, other non-deductible expenses and U.S. taxes on foreign income. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, other discrete items and U.S. taxes on foreign income, our effective income tax rate for the consolidated company would have been 27.8% and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 27.7% for the three months ended March 31, 2024.
By comparison, we recorded an income tax provision of $1.2 million in relation to pretax income of $3.0 million for the three months ended March 31, 2023. This resulted in an effective income tax rate for the three months ended March 31, 2023, of 38.8%.
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
We have a $1.4 million valuation allowance against certain deferred tax assets as of March 31, 2024.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income or loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $2.5 million during the three months ended March 31, 2024, as compared to $1.9 million for the three months ended March 31, 2023. The increase was driven primarily by lower selling, general and administrative expenses and interest expense, as described above.
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
EBITDA margin was 11.2% for the three months ended March 31, 2024, compared to 11.9% for the same period in 2023. Excluding the effect of stock-based compensation, Adjusted EBITDA margin was 12.1% during the three months ended March 31, 2024, as compared to 12.6% for the same period in 2023. Despite the increase in revenue in the first quarter of 2024 as compared to the same period in 2023, EBITDA margin slightly decreased due to the decrease in gross margin, as described above.

Impact of Inflation
Rising costs for raw materials, such as paper, inks and toners and increase in labor are partly being passed on to customers via price increases during the ordinary course of business, moderating the impact of inflation on our financial results. As these inflationary pressures continue, however, the increased cost of labor, materials and other indirect costs require close and active management to avoid material impacts to our cost structure.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC stockholders for the three months ended March 31, 2024 and 2023 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items. We believe this presentation helps facilitate our investors understanding of our results of operations and allows them to make meaningful comparisons of our operating results for the three months ended March 31, 2024 against the corresponding periods in 2023. We believe these changes were the result of items which are not indicative of our actual operating performance.

We have presented Adjusted EBITDA for the three months ended March 31, 2024 and 2023 to exclude stock-based compensation expense. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA by net sales. The adjustment to exclude stock-based compensation expense from EBITDA is consistent with the definition of Adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance and ability to access our 2021 Credit Facility.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows provided by operating activities	$3,701	$3,824
Changes in operating assets and liabilities	4,323	4,204
Non-cash expenses, including depreciation and amortization	(5,660)	(6,201)
Income tax provision	1,088	1,160
Interest expense, net	310	456
Loss attributable to the noncontrolling interest	89	113
Depreciation and amortization	4,050	4,663
EBITDA	$7,901	$8,219
The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income attributable to ARC Document Solutions, Inc.	$2,453	$1,940
Interest expense, net	310	456
Income tax provision	1,088	1,160
Depreciation and amortization	4,050	4,663
EBITDA	7,901	8,219
Stock-based compensation	651	494
Adjusted EBITDA	$8,552	$8,713

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended March 31,
	2024 (1)	2023 (1)
Net income margin attributable to ARC Document Solutions, Inc.	3.5%	2.8%
Interest expense, net	0.4	0.7
Income tax provision	1.5	1.7
Depreciation and amortization	5.7	6.8
EBITDA margin	11.2	11.9
Stock-based compensation	0.9	0.7
Adjusted EBITDA margin	12.1%	12.6%
(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2024	2023
Net income attributable to ARC Document Solutions, Inc.	$2,453	$1,940
Deferred tax valuation allowance and other discrete tax items	107	234
Adjusted net income attributable to ARC Document Solutions, Inc.	$2,560	$2,174

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.06	$0.05
Diluted	$0.06	$0.04
Weighted average common shares outstanding:
Basic	42,191	42,552
Diluted	43,049	43,764
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.06	$0.05
Diluted	$0.06	$0.05
Weighted average common shares outstanding:
Basic	42,191	42,552
Diluted	43,049	43,764

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends, and stock repurchases.
Total cash and cash equivalents as of March 31, 2024 was $52.0 million. Of this amount, $5.5 million was held in foreign countries, with $2.4 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result, our ability to access our cash and cash equivalents held outside of the U.S. may be limited and our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash provided by operating activities	$3,701	$3,824
Net cash used in investing activities	$(3,009)	$(2,163)
Net cash used in financing activities	$(4,679)	$(4,357)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The slight decrease in cash flows from operations during the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to timing of receivable collections as a result of an increase in sales. Closely managing our cash collections resulted in days sales outstanding, or DSO, improving to 48 days as of March 31, 2024, compared to 51 days as of March 31, 2023.
DSO is calculated by taking the respective years March 31, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $3.1 million and $2.3 million for the three months ended March 31, 2024, and March 31, 2023, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2024 due to increasing interest rates. The overall amount of equipment we have acquired has, however, remained consistent with prior year, when you combine cash expenditures with new leases incurred for the period.
Financing Activities
Net cash of $4.7 million used in financing activities during the three months ended March 31, 2024, primarily relates to payments on our finance leases and dividends.
Our cash position, working capital, and debt obligations as of March 31, 2024 and December 31, 2023 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$52,029	$56,093
Working capital	$38,411	$37,495

Borrowings from revolving credit facility	$40,000	$40,000
Other debt obligations	20,730	22,236
Total debt obligations	$60,730	$62,236

The increase of $0.9 million in working capital was primarily driven by the increase in accounts receivable and inventory of $2.1 million and $0.5 million, respectively and a decrease in the current portion of our finance lease liability and accrued payroll and accrued expenses, partially offset by the decrease in cash. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $52.0 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
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
As of March 31, 2024, our borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans (as defined in the 2021 Credit Agreement), at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of March 31, 2024, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of March 31, 2024.
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
Finance Leases
As of March 31, 2024, we had $20.7 million of finance lease obligations outstanding, with a weighted average interest rate of 5.7% and maturities between 2024 and 2029. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2023, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of March 31, 2024.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2023, for the schedule on maturities of operating lease liabilities as there were no material changes as of March 31, 2024.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
Site Remediation Obligation. As part of a business acquisition in the 1990s, we purchased a site located in California where a commercial gas station had operated from 1939 until approximately 1986. Prior to our acquisition, the gas station was demolished and its underground storage tanks were removed.
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
The 2020 CAIP was approved by the CDEH, but based on additional site data, the department requested a submission of addenda to the CAIP to address other site conditions. The additional review conducted in the fourth quarter of 2023 identified certain potential risks arising out of a structure on a neighboring property. As a result, in December of 2023, the CDEH requested that an alternative remedial plan be developed and submitted, to address the structural aspects of the site. The additional concerns identified in 2023 required that the new plan be designed in a way that is significantly more expensive than the original plan, is more complicated, and will result in a longer duration to remediate the site. We are in the process of finalizing an alternative plan with the guidance and expertise of an environmental consulting firm engaged expressly for this purpose, which will need to be approved by the CDEH.
The Condensed Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.5 million as of March 31, 2024 and December 31, 2023, of which $2.2 million is classified as a current liability. As of March 31, 2024, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information. We anticipate that most of this liability will be paid out over seven years, but some costs maybe be paid out over a longer period.
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
Critical Accounting Policies and Significant Judgements and Estimates
Our management prepares financial statements in conformity with GAAP. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and judgments, including those related to accounts receivable, inventories, deferred tax assets, goodwill and intangible assets, long-lived assets and leases. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. Our Annual Report on Form 10-K for the year ended December 31, 2023 includes a description of certain critical accounting policies, including those with respect to goodwill, revenue recognition, and income taxes, which we believe are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management's judgments and estimates. There have been no material changes to the critical accounting policies, significant judgements and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $1.4 million valuation allowance against certain deferred tax assets as of March 31, 2024.
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
Recent Accounting Pronouncements
See Note 1, “Description of Business and Basis of Presentation” to our interim Condensed Consolidated Financial Statements for disclosure on recent accounting pronouncements adopted and those not yet adopted.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of March 31, 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
For additional discussion regarding certain environmental proceedings see the discussion in Note 6, Commitments and Contingencies - Site Remediation Obligation within Part I, Item 1 - "Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
Information concerning certain risks and uncertainties are set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
January 1, 2024 - January 31, 2024	—	$—	—	$8,013
February 1, 2024 - February 29, 2024	—	$—	—	$8,013
March 1, 2024 - March 31, 2024	—	$—	—	$8,013
Total repurchases	—		—

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
Item 5. Other Information
During the first quarter of 2024, none of the Company's board of directors or executive officers (as defined in Rule 16a-1(f)) adopted Rule 10b5-1 trading plans and none of the Company's board of directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement.

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
Date: May 8, 2024

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer