Form 10-Q
period 2024-06-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2024-08-08
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,249,749 as of July 26, 2024.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended June 30, 2024

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions as described under the section titled "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and "Part II - Item 1A. Risk Factors" of this Quarterly Report on Form 10Q for the quarterly period ended June 30, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
•Whether the non-binding proposal from Kumarakulasingam Suriyakumar related to the acquisition of all of the outstanding shares of common stock not owned by Mr. Suriyakumar results in a definitive transaction and, if so, on what terms.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$49,911	$56,093
Accounts receivable, net of allowances for accounts receivable of $1,823 and $1,857	41,516	35,775
Inventory	9,218	8,818
Prepaid expenses	4,943	3,988
Other current assets	4,410	3,978
Total current assets	109,998	108,652
Property and equipment, net of accumulated depreciation of $226,206 and $229,122	42,840	40,925
Right-of-use assets from operating leases	34,253	32,838
Goodwill	121,051	121,051
Other intangible assets, net	138	162
Deferred income taxes	2,405	4,383
Other assets	1,896	2,113
Total assets	$312,581	$310,124
Liabilities and Equity
Current liabilities:
Accounts payable	$26,667	$24,175
Accrued payroll and payroll-related expenses	8,897	9,401
Accrued expenses	18,010	18,787
Current operating lease liability	10,325	9,924
Current portion of finance leases	7,431	8,870
Total current liabilities	71,330	71,157
Long-term operating lease liabilities	28,401	27,357
Long-term debt and finance leases	52,457	53,366
Deferred income taxes	254	52
Other long-term liabilities	2,442	2,467
Total liabilities	154,884	154,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 53,111 and 52,526 shares issued and 43,248 and 42,783 shares outstanding	53	52
Additional paid-in capital	137,888	136,460
Retained earnings	45,522	44,144
Accumulated other comprehensive loss	(4,514)	(4,200)
	178,949	176,456
Less cost of common stock in treasury, 9,863 and 9,743 shares	22,727	22,390
Total ARC Document Solutions, Inc. stockholders’ equity	156,222	154,066
Noncontrolling interest	1,475	1,659
Total equity	157,697	155,725
Total liabilities and equity	$312,581	$310,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales	$75,114	$72,350	$145,906	$141,268
Cost of sales	48,726	47,174	96,711	93,167
Gross profit	26,388	25,176	49,195	48,101
Selling, general and administrative expenses	21,342	19,013	40,413	38,495
Amortization of intangible assets	10	10	20	21
Income from operations	5,036	6,153	8,762	9,585
Other income, net	(35)	(15)	(71)	(26)
Interest expense, net	331	447	641	903
Income before income tax provision	4,740	5,721	8,192	8,708
Income tax provision	1,605	1,734	2,693	2,894
Net income	3,135	3,987	5,499	5,814
Loss attributable to the noncontrolling interest	24	31	113	144
Net income attributable to ARC Document Solutions, Inc. stockholders	$3,159	$4,018	$5,612	$5,958
Earnings per share attributable to ARC Document Solutions, Inc. stockholders
Basic	$0.07	$0.09	$0.13	$0.14
Diluted	$0.07	$0.09	$0.13	$0.14
Weighted average common shares outstanding:
Basic	42,342	42,801	42,267	42,673
Diluted	43,067	43,614	43,061	43,679
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$3,135	$3,987	$5,499	$5,814
Other comprehensive loss, net of tax
Foreign currency translation adjustments	(222)	(310)	(385)	(272)
Other comprehensive loss, net of tax	(222)	(310)	(385)	(272)
Comprehensive income	2,913	3,677	5,114	5,542
Comprehensive loss attributable to noncontrolling interest, net of tax	(79)	(195)	(184)	(319)
Comprehensive income attributable to ARC Document Solutions, Inc. stockholders	$2,992	$3,872	$5,298	$5,861
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2023	52,268	$52	$134,510	$44,231	$(4,138)	$(18,994)	$1,811	$157,472
Stock-based compensation	131	—	529	—	—	—	—	529
Stock options exercised	26	—	45	—	—	—	—	45
Issuance of common stock under Employee Stock Purchase Plan	11	—	31	—	—	—	—	31
Treasury shares	—	—	—	—	—	(1,691)	—	(1,691)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,162)	—	—	—	(2,162)
Comprehensive income (loss), net of tax	—	—	—	4,018	(146)	—	(195)	3,677
Balance at June 30, 2023	52,436	$52	$135,115	$46,087	$(4,284)	$(20,685)	$1,616	$157,901

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at March 31, 2024	52,941	$53	$137,146	$44,495	$(4,347)	$(22,445)	$1,554	$156,456
Stock-based compensation	143	—	691	—	—	—	—	691
Stock options exercised	15	—	24	—	—	—	—	24
Issuance of common stock under Employee Stock Purchase Plan	12	—	27	—	—	—	—	27
Treasury shares	—	—	—	—	—	(282)	—	(282)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,132)	—	—	—	(2,132)
Comprehensive income (loss), net of tax	—	—	—	3,159	(167)	—	(79)	2,913
Balance at June 30, 2024	53,111	$53	$137,888	$45,522	$(4,514)	$(22,727)	$1,475	$157,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	236	—	1,023	—	—	—	—	1,023
Stock options exercised	777	1	1,080	—	—	—	—	1,081
Issuance of common stock under Employee Stock Purchase Plan	23	—	60	—	—	—	—	60
Treasury shares	—	—	—	—	—	(1,808)	—	(1,808)
Cash dividends - common stock ($0.10 per share)	—	—	—	(4,287)	—	—	—	(4,287)
Comprehensive income (loss), net of tax	—	—	—	5,958	(97)	—	(319)	5,542
Balance at June 30, 2023	52,436	$52	$135,115	$46,087	$(4,284)	$(20,685)	$1,616	$157,901

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2023	52,526	$52	$136,460	$44,144	$(4,200)	$(22,390)	$1,659	$155,725
Stock-based compensation	543	1	1,341	—	—	—	—	1,342
Stock options exercised	17	—	28	—	—	—	—	28
Issuance of common stock under Employee Stock Purchase Plan	25	—	59	—	—	—	—	59
Treasury shares	—	—	—	—	—	(337)	—	(337)
Cash dividends - common stock ($0.10 per share)	—	—	—	(4,234)	—	—	—	(4,234)
Comprehensive income (loss), net of tax	—	—	—	5,612	(314)	—	(184)	5,114
Balance at June 30, 2024	53,111	$53	$137,888	$45,522	$(4,514)	$(22,727)	$1,475	$157,697

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$5,499	$5,814
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	156	229
Depreciation	7,994	9,015
Amortization of intangible assets	20	21
Amortization of deferred financing costs	35	32
Stock-based compensation	1,342	1,023
Deferred income taxes	2,270	2,545
Deferred tax valuation allowance	(121)	49
Other non-cash items, net	(335)	(157)
Changes in operating assets and liabilities:
Accounts receivable	(6,004)	222
Inventory	(446)	(323)
Prepaid expenses and other assets	3,829	4,542
Accounts payable and accrued expenses	(4,146)	(8,859)
Net cash provided by operating activities	10,093	14,153
Cash flows from investing activities
Capital expenditures	(6,919)	(4,496)
Other	218	191
Net cash used in investing activities	(6,701)	(4,305)
Cash flows from financing activities
Proceeds from stock option exercises	28	1,081
Proceeds from issuance of common stock under Employee Stock Purchase Plan	59	60
Share repurchases	(337)	(1,808)
Payments on finance leases	(4,915)	(6,194)
Borrowings under revolving credit facilities	80,000	82,000
Payments under revolving credit facilities	(80,000)	(82,000)
Payment of deferred financing costs	—	(23)
Dividends paid	(4,219)	(4,267)
Net cash used in financing activities	(9,384)	(11,151)
Effect of foreign currency translation on cash balances	(190)	(192)
Net change in cash and cash equivalents	(6,182)	(1,495)
Cash and cash equivalents at beginning of period	56,093	52,561
Cash and cash equivalents at end of period	$49,911	$51,066
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$2,605	$2,482
Operating lease obligations incurred	$6,463	$4,375
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
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service Sales
Digital Printing	$46,766	$44,218	$89,491	$85,597
MPS(1)	18,728	18,958	37,312	37,974
Scanning and Digital Imaging	5,651	5,260	11,322	9,854
Total services sales	$71,145	$68,436	$138,125	$133,425
Equipment and Supplies Sales	3,969	3,914	7,781	7,843
Total net sales	$75,114	$72,350	$145,906	$141,268
(1) MPS includes $17.2 million of rental income and $1.5 million of service income for the three months ended June 30, 2024 and $34.2 million of rental income and $3.1 million of service income for the six months ended June 30, 2024. MPS includes $17.4 million of rental income and $1.5 million of service income for the three months ended June 30, 2023 and $35.0 million of rental income and $3.0 million of service income for the six months ended June 30, 2023.
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
2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and six months ended June 30, 2024, 4.9 million and 4.8 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and six months ended June 30, 2023, 4.4 million and 4.1 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's equity incentive plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average common shares outstanding during the period—basic	42,342	42,801	42,267	42,673
Effect of dilutive stock awards	725	813	794	1,006
Weighted average common shares outstanding during the period—diluted	43,067	43,614	43,061	43,679

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
There can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2023 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2024, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2023 through June 30, 2024.
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
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of June 30, 2024 and December 31, 2023 which continue to be amortized:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,068	$99,065	$3	$99,185	$99,178	$7
Trade names and trademarks	20,246	20,111	135	20,262	20,107	155
	$119,314	$119,176	$138	$119,447	$119,285	$162
Estimated future amortization expense of other intangible assets for the remainder of the 2024 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2024 (excluding the six months ended June 30, 2024)	$19
2025	34
2026	33
2027	33
2028	19
$138
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.6 million and $2.7 million, respectively in relation to pretax income of $4.7 million and $8.2 million, respectively, for the three and six months ended June 30, 2024, which resulted in an effective income tax rate of 33.9% and 32.9%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation, certain non-deductible proposed transaction costs and other non-deductible expenses, and U.S. taxes on foreign income. The Company recorded an income tax provision of $1.7 million and $2.9 million, respectively in relation to pretax income of $5.7 million and $8.7 million, respectively, for the three and six months ended June 30, 2023, which resulted in an effective income tax rate of 30.3% and 33.2%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses.
In accordance with ASC 740-10, Income Taxes, the Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company considers the following possible sources of taxable income when assessing the realization of deferred tax assets:

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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, could have a material effect on its financial condition and results of operations. The Company has a $1.2 million valuation allowance against certain deferred tax assets as of June 30, 2024.

Based on the Company’s current assessment, the remaining net deferred tax assets as of June 30, 2024 are considered more likely than not to be realized. The valuation allowance of $1.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
Revolving Loans; 6.8% interest rate at June 30, 2024 and December 31, 2023	$40,000	$40,000
Various finance leases; weighted average interest rate of 5.8% and 5.5% at June 30, 2024 and December 31, 2023, respectively; principal and interest payable monthly through November 2029	19,888	22,236
	59,888	62,236
Less current portion	(7,431)	(8,870)
	$52,457	$53,366
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
As of June 30, 2024, the Company's borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans (as such terms is defined in the 2021 Credit Agreement), at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of June 30, 2024, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%.
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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with the covenants under the 2021 Credit Agreement as of June 30, 2024.
The 2021 Credit Agreement allows for payment of dividends. In May 2024, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on August 30, 2024 to stockholders of record as of July 31, 2024. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of June 30, 2024.
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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2024, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
The Company's Condensed Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.3 million and $4.5 million as of June 30, 2024 and December 31, 2023, respectively of which $2.0 million and $2.2 million, respectively, is classified as a current liability. As of June 30, 2024, the liability represents the Company's estimate of the probable cleanup, investigation, and remediation costs based on available information. The Company anticipates that most of this liability will be paid out over seven years, but some costs may be paid out over a longer period.
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

7. Stock-Based Compensation
On April 29, 2021, the Company's stockholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2023, the Company's stockholders approved an amendment to the 2021 Incentive Plan ("Amended 2021 Plan") to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock. Under the Amended 2021 Plan, the Company is authorized to issue up to 8.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of June 30, 2024, 4.2 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the six months ended June 30, 2024, the Company granted options to acquire a total of 0.8 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire ten years after the date of grant. During the six months ended June 30, 2024, the Company granted 0.5 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date.
Stock-based compensation expense was $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively, compared to stock-based compensation expense of $0.5 million and $1.0 million for the three and six months ended June 30, 2023, respectively.
As of June 30, 2024, total unrecognized compensation cost related to unvested stock-based payments totaled $3.6 million and is expected to be recognized over a weighted-average period of approximately 2 years.
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
As of June 30, 2024, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:
Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. There were no cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2024. Cash equivalents reported in the Company's interim Condensed Consolidated

Balance Sheet were $1.2 million as of December 31, 2023 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and finance leases: The carrying amount of the Company's finance leases reported in the Condensed Consolidated Balance Sheet as of June 30, 2024 approximates fair value based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of June 30, 2024 for borrowings under its 2021 Credit Agreement is $40.0 million. The Company has determined, that borrowings under its 2021 Credit Agreement of $40.0 million as of June 30, 2024 approximates its fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.
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

In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derived approximately 29% of our total revenue from the products and services delivered in California during the six months ended June 30, 2024.

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
The effects of the 2022 global supply chain disruptions on our business eased in 2023 and 2024. The supply chain disruptions, for us were primarily confined to price increases. As noted above, price increases are often passed on to our customers. Our labor costs have increased moderately as we sought to retain valuable employees and competed for new hires in 2023 and in the first half of 2024. Labor costs have also increased moderately due to the change in our business mix, primarily driven by our need for more employees to support our growing digital color print and scanning business. While these increases had an effect on our results of operations, we believe our cost optimization initiatives allowed us to mitigate their impact and will allow us to continue to manage them in future periods.

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
Non-Binding Proposal
As previously disclosed, we received a non-binding proposal on April 8, 2024 from our Chairman and Chief Executive Officer, Kumarakulasingam Suriyakumar, outlining Mr. Suriyakumar’s intent to explore and evaluate a potential acquisition of all of the outstanding shares of our common stock, $0.001 per share (“common stock”), not already owned by Mr. Suriyakumar in a going-private transaction at a purchase price of $3.25 per share in cash (the “Proposed Transaction”). On June 27, 2024, Mr. Suriyakumar, Dilantha Wijesuriya, our President and Chief Operating Officer, Jorge Avalos, our Chief Financial Officer, Rahul

Roy, our Chief Technology Officer, Sujeewa Sean Pathiratne, a private investor, and certain entities affiliated with such persons (collectively, the “Acquisition Group”) agreed in principle that they will work with each other to negotiate and consummate the Proposed Transaction. The Acquisition Group currently beneficially owns approximately 19.6% of our outstanding shares of common stock.
In response to the proposal, on April 8, 2024, a special committee of our board of directors consisting entirely of independent, disinterested directors (the “Special Committee”) was formed to review and evaluate the Proposed Transaction. The Special Committee continues to carefully consider the Proposed Transaction with the assistance of its independent financial and legal advisors. No assurances can be given regarding the terms and details of any transaction, that any proposal made by the Acquisition Group regarding a transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all.

Results of Operations

	Three Months Ended June 30,		Increase (decrease)		Six Months Ended June 30,		Increase (decrease)
(In millions, except percentages)	2024(1)	2023(1)	$	%	20241)	2023(1)	$	%
Digital Printing	$46.8	$44.2	$2.5	5.8%	$89.5	$85.6	$3.9	4.5%
MPS	18.7	19.0	(0.2)	(1.2)%	37.3	38.0	(0.7)	(1.7)%
Scanning and Digital Imaging	5.7	5.3	0.4	7.4%	11.3	9.9	1.5	14.9%
Equipment and Supplies sales	4.0	3.9	0.1	1.4%	7.8	7.8	(0.1)	(0.8)%
Total net sales	$75.1	$72.4	$2.8	3.8%	$145.9	$141.3	$4.6	3.3%

Gross profit	$26.4	$25.2	$1.2	4.8%	$49.2	$48.1	$1.1	2.3%
Selling, general and administrative expenses	$21.3	$19.0	$2.3	12.2%	$40.4	$38.5	$1.9	5.0%
Interest expense, net	$0.3	$0.4	$(0.1)	(26.0)%	$0.6	$0.9	$(0.3)	(29.0)%
Income tax provision	$1.6	$1.7	$(0.1)	(7.4)%	$2.7	$2.9	$(0.2)	(6.9)%
Net income attributable to ARC	$3.2	$4.0	$(0.9)	(21.4)%	$5.6	$6.0	$(0.3)	(5.8)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$3.3	$4.1	$(0.7)	(17.8)%	$5.9	$6.2	$(0.3)	(5.4)%
EBITDA (2)	$9.1	$10.6	$(1.5)	(14.3)%	$17.0	$18.8	$(1.8)	(9.7)%
Adjusted EBITDA (2)	$9.8	$11.1	$(1.4)	(12.2)%	$18.3	$19.8	$(1.5)	(7.6)%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023 (1)	2024(1)	2023(1)
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	64.9	65.2	66.3	66.0
Gross profit	35.1	34.8	33.7	34.0
Selling, general and administrative expenses	28.4	26.3	27.7	27.2
Income from operations	6.7	8.5	6.0	6.8
Interest expense, net	0.4	0.6	0.4	0.6
Income before income tax provision	6.3	7.9	5.6	6.2
Income tax provision	2.1	2.4	1.8	2.0
Net income	4.2	5.5	3.8	4.1
Loss attributable to the noncontrolling interest	—	—	0.1	0.1
Net income attributable to ARC	4.2%	5.6%	3.8%	4.2%
Non-GAAP (2)
EBITDA (2)	12.1%	14.6%	11.6%	13.3%
Adjusted EBITDA (2)	13.0%	15.3%	12.5%	14.0%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Net Sales
Net sales for the three and six months ended June 30, 2024, increased 3.8% and 3.3%, respectively, compared to the same period in 2023. The increase in net sales for the three and six months ended June 30, 2024 compared to the same period in 2023 was primarily driven by the year-over-year growth of sales in Digital Printing and Scanning and Digital Imaging services. Growth for the period was partially offset by a small decline in MPS sales.
Digital Printing. Year-over-year sales of Digital Printing services increased $2.5 million, or 5.8%, for the three months ended June 30, 2024. Year-over-year sales of Digital Printing services increased $3.9 million, or 4.5%, for the six months ended June 30, 2024. Year-over-year sales saw continuing healthy increases in digital color graphic printing from new and existing customers. This growth was offset by a decrease in digital plan printing sales which we continue to attribute to less construction activity and subsequent lower spending due to high interest rates. Digital Printing services represented 62% and 61%, respectively, of total net sales for the three and six months ended June 30, 2024, and 61% for both the three and six months ended June 30, 2023.
MPS. Year-over-year sales of MPS services for the three months ended June 30, 2024, decreased $0.2 million, or 1.2%. Year-over-year sales of MPS services for the six months ended June 30, 2024 also decreased $0.7 million, or 1.7%.
MPS sales represented approximately 25% and 26%, respectively, of total net sales for the three and six months ended June 30, 2024, compared to 26% and 27%, respectively, for the three and six months ended June 30, 2023, respectively.
MPS sales have remained in a narrow band between $18 million to $19 million per quarter for more than two years, strongly implying fewer employees in the workplace will continue to constrain onsite print volumes relative to historical averages.
The number of MPS locations we serve declined slightly to approximately 10,400 as of June 30, 2024, representing a net decrease of approximately 150 locations compared to June 30, 2023.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $0.4 million, or 7.4% and $1.5 million, or 14.9% for the three and six months ended June 30, 2024, respectively. The increase in sales of our Scanning and Digital Imaging services continues to be driven by growing demand for paper-to-digital document conversions and digital archives to replace long-term warehoused paper document storage. Targeting building owners and facility managers who require on-demand access to their legacy documents to operate their assets efficiently continues to be a key audience and plays to our strengths in the broader construction industry. We believe that demand for our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $0.1 million, or 1.4%, for the three months ended June 30, 2024 and decreased $0.1 million, or 0.8%, for the six months ended June 30, 2024. Equipment and Supplies sales remained relatively flat year-over-year, as buying habits have stabilized now that customers have adjusted to a higher interest rate environment.
Gross Profit
During the three months ended June 30, 2024, gross profit was $26.4 million, or 35.1%, compared to $25.2 million, or 34.8% during the three months ended June 30, 2023.
The 30 basis point increase in gross margin for the three month period ended June 30, 2024 was due to the increase in sales, and our ability to leverage our work force and overhead costs.
During the six months ended June 30, 2024, gross profit was $49.2 million, or 33.7%, compared to $48.1 million, or 34.0% during the six months ended June 30, 2023.
The 30 basis points decrease in gross margin for the six months ended June 30, 2024 was driven primarily by increased labor and material costs due to inflation pressures and increased hiring as we increased and adjusted the capacity of our digital color graphic printing services and Scanning and Digital Imaging Services. The increase in labor cost was partially offset by decreased depreciation of $1.1 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $21.3 million for the three months ended June 30, 2024, an increase of $2.3 million, or 12.2%, compared to the three months ended June 30, 2023. Selling, general and administrative expenses were $40.4 million for the six months ended June 30, 2024, an increase of $1.9 million, or 5.0%, compared to the six months ended June 30, 2023. The increase was primarily due to greater commissions based on a higher level of sales, as well as continued investments in sales staff and marketing initiatives. Of note, selling, general and administrative expenses for the three months ended June 30, 2024 also include $0.9 million of costs related to the previously disclosed take-private proposal described in the "Non-Binding Proposal" section above under "Part I - Item 2.”
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three and six months ended June 30, 2024, due to the completion of amortization for certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, declined $0.1 million and $0.3 million, respectively, compared to the same period in 2023 due to the continued pay-down of our debt, partially offset by the increase in interest rates under certain finance leases. Our 2021 Credit Agreement (as defined below) features a flexible payment schedule which allows us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to reduce the revolving loan and manage our interest expense.
Income Taxes
We recorded an income tax provision of $1.6 million in relation to pretax income of $4.7 million for the three months ended June 30, 2024. We recorded an income tax provision of $2.7 million in relation to pretax income of $8.2 million for the six months ended June 30, 2024. This resulted in an effective income tax rate for the three and six months ended June 30, 2024, of 33.9% and 32.9%, respectively.
Our effective income tax rate for the three and six months ended June 30, 2024, was primarily affected by state taxes, non-deductible compensation, certain stock-based compensation, certain non-deductible proposed transaction costs and other non-deductible expenses and U.S. taxes on foreign income. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, other discrete items and U.S. taxes on foreign income, our effective income tax rate for the consolidated company would have been 30.2% and 29.2% for the three and six months ended June 30, 2024, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 30.1% and 29.1% for the three and six months ended June 30, 2024, respectively.
By comparison, we recorded an income tax provision of $1.7 million in relation to pretax income of $5.7 million for the three months ended June 30, 2023. We recorded an income tax provision of $2.9 million in relation to pretax income of $8.7 million for the six months ended June 30, 2023. This resulted in an effective income tax rate for the three and six months ended June 30, 2023, of 30.3% and 33.2%, respectively.
Our effective income tax rate for the three and six months ended June 30, 2023, was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, and other discrete items, our effective income tax rate for the consolidated company would have been 29.7% and 29.9%, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.6% and 29.7%, respectively, for the three and six months ended June 30, 2023.
We have a $1.2 million valuation allowance against certain deferred tax assets as of June 30, 2024.
Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income or loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Income Attributable to ARC
Net income attributable to ARC was $3.2 million during the three months ended June 30, 2024, as compared to $4.0 million for the three months ended June 30, 2023. The decrease was driven primarily by higher selling, general and administrative expenses, as described above.

Net income attributable to ARC was $5.6 million during the six months ended June 30, 2024, as compared to $6.0 million during the six months ended June 30, 2023. The decrease in net income attributable to ARC was primarily driven by the increase in selling, general and administrative expense during the six months ended June 30, 2024, as noted above.
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
EBITDA margin was 12.1% for the three months ended June 30, 2024, compared to 14.6% for the same period in 2023. Excluding the effect of stock-based compensation, Adjusted EBITDA margin was 13.0% during the three months ended June 30, 2024, as compared to 15.3% for the same period in 2023. EBITDA margin decreased for the three months ended June 30, 2024, due to the increase in selling, general and administrative expenses, as described above.
EBITDA margin was 11.6% for the six months ended June 30, 2024, down from 13.3% for the same period in 2023. Excluding the effect of stock-based compensation, Adjusted EBITDA margin was 12.5% during the six months ended June 30, 2024, as compared to 14.0% for the same period in 2023. EBITDA margin decreased for the six months ended June 30, 2024, due to the increase in selling, general and administrative expenses, as described above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC stockholders for the three and six months ended June 30, 2024 and 2023 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items.
We believe this presentation helps facilitate our investors understanding of our results of operations and allows them to make meaningful comparisons of our operating results for the three and six months ended June 30, 2024 against the corresponding periods in 2023. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented Adjusted EBITDA for the three and six months ended June 30, 2024 and 2023 to exclude stock-based compensation expense. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA by net sales. The adjustment to exclude stock-based compensation expense from EBITDA is consistent with the definition of Adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance and ability to access our 2021 Credit Facility.
The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Cash flows provided by operating activities	$6,392	$10,329	$10,093	$14,153
Changes in operating assets and liabilities	2,444	214	6,767	4,418
Non-cash expenses, including depreciation and amortization	(5,701)	(6,556)	(11,361)	(12,757)
Income tax provision	1,605	1,734	2,693	2,894
Interest expense, net	331	447	641	903
Loss attributable to the noncontrolling interest	24	31	113	144
Depreciation and amortization	3,964	4,373	8,014	9,036
EBITDA	$9,059	$10,572	$16,960	$18,791

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income attributable to ARC Document Solutions, Inc.	$3,159	$4,018	$5,612	$5,958
Interest expense, net	331	447	641	903
Income tax provision	1,605	1,734	2,693	2,894
Depreciation and amortization	3,964	4,373	8,014	9,036
EBITDA	9,059	10,572	16,960	18,791
Stock-based compensation	691	529	1,342	1,023
Adjusted EBITDA	$9,750	$11,101	$18,302	$19,814

The following is a reconciliation of net income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (1)	2023	2024(1)	2023 (1)
Net income margin attributable to ARC Document Solutions, Inc.	4.2%	5.6%	3.8%	4.2%
Interest expense, net	0.4	0.6	0.4	0.6
Income tax provision	2.1	2.4	1.8	2.0
Depreciation and amortization	5.3	6.0	5.5	6.4
EBITDA margin	12.1	14.6	11.6	13.3
Stock-based compensation	0.9	0.7	0.9	0.7
Adjusted EBITDA margin	13.0%	15.3%	12.5%	14.0%
(1)Column does not foot due to rounding.

The following is a reconciliation of net income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net income attributable to ARC Document Solutions, Inc.	$3,159	$4,018	$5,612	$5,958
Deferred tax valuation allowance and other discrete tax items	170	33	277	267
Adjusted net income attributable to ARC Document Solutions, Inc.	$3,329	$4,051	$5,889	$6,225

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.07	$0.09	$0.13	$0.14
Diluted	$0.07	$0.09	$0.13	$0.14
Weighted average common shares outstanding:
Basic	42,342	42,801	42,267	42,673
Diluted	43,067	43,614	43,061	43,679
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$0.08	$0.09	$0.14	$0.15
Diluted	$0.08	$0.09	$0.14	$0.14
Weighted average common shares outstanding:
Basic	42,342	42,801	42,267	42,673
Diluted	43,067	43,614	43,061	43,679

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends, and stock repurchases.
Total cash and cash equivalents as of June 30, 2024 was $49.9 million. Of this amount, $5.2 million was held in foreign countries, with $2.2 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result, our ability to access our cash and cash equivalents held outside of the U.S. may be limited and our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Six Months Ended June 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$10,093	$14,153
Net cash used in investing activities	$(6,701)	$(4,305)
Net cash used in financing activities	$(9,384)	$(11,151)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the six months ended June 30, 2024, compared to the same period in 2023, was primarily due to timing of receivable collections as a result of an increase in sales in the latter part of the second quarter. Closely managing our cash collections resulted in days sales outstanding, or DSO, of 50 days as of June 30, 2024, comparable to June 30, 2023 which was 48 days.
DSO is calculated by taking the respective years June 30, accounts receivable balance divided by the net sales for the quarter multiplied by the number of total days in a quarter. Other companies, including companies in our industry, may calculate DSO differently than we do, limiting its usefulness as a comparative measure.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $6.9 million and $4.5 million for the six months ended June 30, 2024, and 2023, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2024 due to increasing interest rates. The overall equipment acquired, capital expenditure and new leases incurred, increased in 2024 as compared to the prior year as we continue to invest in equipment to grow our color printing and scanning service lines.
Financing Activities
Net cash of $9.4 million used in financing activities during the six months ended June 30, 2024, primarily relates to payments on our finance leases and dividends.
Our cash position, working capital, and debt obligations as of June 30, 2024 and December 31, 2023 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$49,911	$56,093
Working capital	$38,668	$37,495

Borrowings from revolving credit facility	$40,000	$40,000
Other debt obligations	19,888	22,236
Total debt obligations	$59,888	$62,236

The increase of $1.2 million in working capital was primarily driven by the increase in accounts receivable of $5.7 million and a decrease in the current portion of our finance lease liability, partially offset by the decrease in cash. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $49.9 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
A significant portion of our revenue across all of our products and services is generated from customers in the AEC/O industry. As a result, our operating results and financial condition can be significantly affected by economic factors that influence the AEC/O industry, including pandemics and other global health crises like the COVID-19 pandemic. Additionally, a general economic downturn may adversely affect the ability of our customers and suppliers to obtain financing for significant operations and purchases, and to perform their obligations under their agreements with us. We believe that credit constraints in the financial markets could result in a decrease in, or cancellation of, existing business, could limit new business, and could negatively affect our ability to collect our accounts receivable on a timely basis. The financial constraints as they relate to the recent rising interest rates have had an impact on digital plan printing and Equipment and Supplies sales as noted above, however cash collections have remained consistent to prior periods.
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
As of June 30, 2024, our borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans (as defined in the 2021 Credit Agreement), at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of June 30, 2024, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.8%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

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

The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of June 30, 2024.
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
Finance Leases
As of June 30, 2024, we had $19.9 million of finance lease obligations outstanding, with a weighted average interest rate of 5.8% and maturities between 2024 and 2029. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2023, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of June 30, 2024.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2023, for the schedule on maturities of operating lease liabilities as there were no material changes as of June 30, 2024.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Our Condensed Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.3 million and $4.5 million as of June 30, 2024 and December 31, 2023, respectively of which $2.0 million and $2.2 million, respectively is classified as a current liability. As of June 30, 2024, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information. We anticipate that most of this liability will be paid out over seven years, but some costs maybe be paid out over a longer period.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $1.2 million valuation allowance against certain deferred tax assets as of June 30, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of June 30, 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
For additional discussion regarding certain environmental proceedings see the discussion in Note 6, Commitments and Contingencies - Site Remediation Obligation within Part I, Item 1 - "Condensed Consolidated Financial Statements” of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, including the risk factor set forth below, you should carefully consider the risks and uncertainties set forth in "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 29, 2024.
There is no assurance that the non-binding proposal from Kumarakulasingam Suriyakumar will result in a definitive transaction and, the absence of us entering into a definitive transaction agreement, changes to the proposal, or the commencement of related litigation may have an adverse impact on the market price of our common stock
As previously disclosed, we received a non-binding proposal on April 8, 2024 from our Chairman and Chief Executive Officer, Kumarakulasingam Suriyakumar, outlining Mr. Suriyakumar’s intent to explore and evaluate a potential acquisition of all of the outstanding shares of our common stock, not already owned by Mr. Suriyakumar in a going-private transaction at a purchase price of $3.25 per share in cash (the “Proposed Transaction”). On June 27, 2024, Mr. Suriyakumar, Dilantha Wijesuriya, our President and Chief Operating Officer, Jorge Avalos, our Chief Financial Officer, Rahul Roy, our Chief Technology Officer, Sujeewa Sean Pathiratne, a private investor, and certain entities affiliated with such persons (collectively, the “Acquisition Group”) agreed in principle that they will work with each other to negotiate and consummate the Proposed Transaction. The Acquisition Group currently beneficially owns approximately 19.6% of our outstanding shares of common stock.
In response to the proposal, on April 8, 2024, a special committee of our board of directors consisting entirely of independent, disinterested directors (the “Special Committee”) was formed to review and evaluate the Proposed Transaction. The Special Committee continues to carefully consider the Proposed Transaction with the assistance of its independent financial and legal advisors. No assurances can be given regarding the terms and details of any transaction, that any proposal made by the Acquisition Group regarding a transaction will be accepted by the Special Committee, that definitive documentation relating to any such transaction will be executed, or that a transaction will be consummated in accordance with that documentation, if at all. The absence of a definite offer to acquire the shares of common stock owned by persons other than Mr. Suriyakumar, or changes to the terms of the Proposed Transaction, as well as the commencement of litigation regarding any transaction involving the Acquisition Group, would likely have an adverse effect on the market price of shares of our common stock.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
April 1, 2024 - April 30, 2024	—	$—	—	$8,013
May 1, 2024 - May 31, 2024	—	$—	—	$8,013
June 1, 2024 - June 30, 2024	—	$—	—	$8,013
Total repurchases	—		—

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
Item 5. Other Information
During the second quarter of 2024, none of the Company's board of directors or executive officers (as defined in Rule 16a-1(f)) adopted Rule 10b5-1 trading plans and none of the Company's board of directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement.

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
Date: August 8, 2024

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer