Form 10-Q
period 2024-09-30
ARC DOCUMENT SOLUTIONS, INC.
filed 2024-11-04
CIK 1305168

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
Form 10-Q
 _______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The number of outstanding shares of the registrant's common stock, par value $0.001 per share, was 43,262,384 as of October 21, 2024.

ARC DOCUMENT SOLUTIONS, INC.
Form 10-Q
For the Quarter Ended September 30, 2024

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
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of risks, uncertainties and assumptions as described under the section titled "Part I - Item 1A. Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2023 and "Part II - Item 1A. Risk Factors" of this Quarterly Report on Form 10Q for the quarterly period ended September 30, 2024. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as indicative of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Some of the key factors that could cause actual results to differ from our expectations are listed below:
•Whether we are able to complete the transactions contemplated by that certain Agreement and Plan of Merger, dated as of August 27, 2024, by and among us, TechPrint Holdings, LLC and TechPrint Merger Sub, Inc. (the “Merger Agreement”) on the expected timeline or at all.
•Unexpected costs, charges, or expenses resulting from the transaction contemplated by the Merger Agreement, including potential litigation in connection with the proposed transaction or other settlements or investigations that may affect the timing or occurrence of the proposed transaction or result in significant costs of defense, indemnification, and liability.
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

PART I—FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(In thousands, except per share data)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$51,291	$56,093
Accounts receivable, net of allowances for accounts receivable of $1,640 and $1,857	41,896	35,775
Inventory	9,202	8,818
Prepaid expenses	4,828	3,988
Other current assets	4,310	3,978
Total current assets	111,527	108,652
Property and equipment, net of accumulated depreciation of $226,164 and $229,122	43,668	40,925
Right-of-use assets from operating leases	33,670	32,838
Goodwill	121,051	121,051
Other intangible assets, net	134	162
Deferred income taxes	1,450	4,383
Other assets	1,955	2,113
Total assets	$313,455	$310,124
Liabilities and Equity
Current liabilities:
Accounts payable	$25,639	$24,175
Accrued payroll and payroll-related expenses	10,572	9,401
Accrued expenses	20,860	18,787
Current operating lease liability	10,655	9,924
Current portion of finance leases	6,976	8,870
Total current liabilities	74,702	71,157
Long-term operating lease liabilities	27,367	27,357
Long-term debt and finance leases	52,172	53,366
Deferred income taxes	236	52
Other long-term liabilities	2,431	2,467
Total liabilities	156,908	154,399
Commitments and contingencies (Note 6)
Stockholders’ equity:
ARC Document Solutions, Inc. stockholders’ equity:
Preferred stock, $0.001 par value, 25,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value, 150,000 shares authorized; 53,125 and 52,526 shares issued and 43,262 and 42,783 shares outstanding	53	52
Additional paid-in capital	138,516	136,460
Retained earnings	43,327	44,144
Accumulated other comprehensive loss	(4,135)	(4,200)
	177,761	176,456
Less cost of common stock in treasury, 9,863 and 9,743 shares	22,727	22,390
Total ARC Document Solutions, Inc. stockholders’ equity	155,034	154,066
Noncontrolling interest	1,513	1,659
Total equity	156,547	155,725
Total liabilities and equity	$313,455	$310,124
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net sales	$74,448	$71,057	$220,354	$212,325
Cost of sales	49,689	46,908	146,400	140,075
Gross profit	24,759	24,149	73,954	72,250
Selling, general and administrative expenses	23,268	19,269	63,681	57,764
Amortization of intangible assets	9	10	29	31
Income from operations	1,482	4,870	10,244	14,455
Other income, net	(23)	(16)	(94)	(42)
Interest expense, net	327	397	968	1,300
Income before income tax provision	1,178	4,489	9,370	13,197
Income tax provision	1,279	1,368	3,972	4,262
Net (loss) income	(101)	3,121	5,398	8,935
Loss attributable to the noncontrolling interest	36	44	149	188
Net (loss) income attributable to ARC Document Solutions, Inc. stockholders	$(65)	$3,165	$5,547	$9,123
Earnings per share attributable to ARC Document Solutions, Inc. stockholders
Basic	$—	$0.07	$0.13	$0.21
Diluted	$—	$0.07	$0.13	$0.21
Weighted average common shares outstanding:
Basic	42,529	42,554	42,355	42,634
Diluted	43,440	43,516	43,192	43,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income	$(101)	$3,121	$5,398	$8,935
Other comprehensive loss, net of tax
Foreign currency translation adjustments	453	(178)	68	(450)
Other comprehensive income (loss), net of tax	453	(178)	68	(450)
Comprehensive income	352	2,943	5,466	8,485
Comprehensive income (loss) attributable to noncontrolling interest, net of tax	38	(25)	(146)	(344)
Comprehensive income attributable to ARC Document Solutions, Inc. stockholders	$314	$2,968	$5,612	$8,829
The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2023	52,436	$52	$135,115	$46,087	$(4,284)	$(20,685)	$1,616	$157,901
Stock-based compensation	—		599	—	—	—	—	599
Stock options exercised	22	—	49	—	—	—	—	49
Issuance of common stock under Employee Stock Purchase Plan	14	—	38	—	—	—	—	38
Treasury shares	—	—	—	—	—	(1,041)	—	(1,041)
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,120)	—	—	—	(2,120)
Comprehensive income (loss), net of tax	—	—	—	3,165	(197)	—	(25)	2,943
Balance at September 30, 2023	52,472	$52	$135,801	$47,132	$(4,481)	$(21,726)	$1,591	$158,369

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at June 30, 2024	53,111	$53	$137,888	$45,522	$(4,514)	$(22,727)	$1,475	$157,697
Stock-based compensation	—	—	593	—	—	—	—	593
Stock options exercised	5	—	12	—	—	—	—	12
Issuance of common stock under Employee Stock Purchase Plan	9	—	23	—	—	—	—	23
Treasury shares	—	—	—	—	—	—	—	—
Cash dividends - common stock ($0.05 per share)	—	—	—	(2,130)	—	—	—	(2,130)
Comprehensive (loss) income, net of tax	—	—	—	(65)	379	—	38	352
Balance at September 30, 2024	53,125	$53	$138,516	$43,327	$(4,135)	$(22,727)	$1,513	$156,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2022	51,400	$51	$132,952	$44,416	$(4,187)	$(18,877)	$1,935	$156,290
Stock-based compensation	236	—	1,622	—	—	—	—	1,622
Stock options exercised	799	1	1,129	—	—	—	—	1,130
Issuance of common stock under Employee Stock Purchase Plan	37	—	98	—	—	—	—	98
Treasury shares	—	—	—	—	—	(2,849)	—	(2,849)
Cash dividends - common stock ($0.15 per share)	—	—	—	(6,407)	—	—	—	(6,407)
Comprehensive income (loss), net of tax	—	—	—	9,123	(294)	—	(344)	8,485
Balance at September 30, 2023	52,472	$52	$135,801	$47,132	$(4,481)	$(21,726)	$1,591	$158,369

	ARC Document Solutions, Inc. Stockholders
	Common Stock				Accumulated
(In thousands, except per share data)	Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Income	Common Stock in Treasury	Noncontrolling Interest	Total
Balance at December 31, 2023	52,526	$52	$136,460	$44,144	$(4,200)	$(22,390)	$1,659	$155,725
Stock-based compensation	543	1	1,934	—	—	—	—	1,935
Stock options exercised	22	—	40	—	—	—	—	40
Issuance of common stock under Employee Stock Purchase Plan	34	—	82	—	—	—	—	82
Treasury shares	—	—	—	—	—	(337)	—	(337)
Cash dividends - common stock ($0.15 per share)	—	—	—	(6,364)	—	—	—	(6,364)
Comprehensive income (loss), net of tax	—	—	—	5,547	65	—	(146)	5,466
Balance at September 30, 2024	53,125	$53	$138,516	$43,327	$(4,135)	$(22,727)	$1,513	$156,547

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARC DOCUMENT SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities
Net income	$5,398	$8,935
Adjustments to reconcile net income to net cash provided by operating activities:
Allowance for credit losses	135	285
Depreciation	12,026	13,503
Amortization of intangible assets	29	31
Amortization of deferred financing costs	52	50
Stock-based compensation	1,935	1,622
Deferred income taxes	3,256	3,646
Deferred tax valuation allowance	(107)	160
Other non-cash items, net	(394)	(347)
Changes in operating assets and liabilities:
Accounts receivable	(6,151)	(1,968)
Inventory	(368)	(135)
Prepaid expenses and other assets	6,249	6,489
Accounts payable and accrued expenses	(2,851)	(9,414)
Net cash provided by operating activities	19,209	22,857
Cash flows from investing activities
Capital expenditures	(10,933)	(7,728)
Other	477	267
Net cash used in investing activities	(10,456)	(7,461)
Cash flows from financing activities
Proceeds from stock option exercises	40	1,130
Proceeds from issuance of common stock under Employee Stock Purchase Plan	82	98
Share repurchases	(337)	(2,849)
Payments on finance leases	(7,055)	(9,163)
Borrowings under revolving credit facilities	120,000	122,000
Payments under revolving credit facilities	(120,000)	(122,000)
Payment of deferred financing costs	—	(23)
Dividends paid	(6,346)	(6,399)
Net cash used in financing activities	(13,616)	(17,206)
Effect of foreign currency translation on cash balances	61	(165)
Net change in cash and cash equivalents	(4,802)	(1,975)
Cash and cash equivalents at beginning of period	56,093	52,561
Cash and cash equivalents at end of period	$51,291	$50,586
Supplemental disclosure of cash flow information
Noncash investing and financing activities
Finance lease obligations incurred	$3,935	$5,145
Operating lease obligations incurred	$8,187	$7,070
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
On August 27, 2024, ARC entered into an Agreement and Plan of Merger with TechPrint Holdings, LLC (“Parent”) and TechPrint Merger Sub, Inc. (“Merger Sub”) pursuant to which Merger Sub will merge with and into ARC with ARC surviving the merger as the surviving corporation (the “Surviving Corporation”) and a subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Kumarakulasingam Suriyakumar, Chairman and Chief Executive Officer of ARC, Dilantha Wijesuriya, President and Chief Operating Officer of ARC, Jorge Avalos, Chief Financial Officer of ARC, Rahul Roy, Chief Technology Officer of ARC, Sujeewa Sean Pathiratne, a private stockholder of ARC, the Suriyakumar Family Trust, the Shiyulli Suriyakumar 2013 Irrevocable Trust and the Seiyonne Suriyakumar 2013 Irrevocable Trust (collectively, the “Acquisition Group”).
If the Merger is completed, at the effective time of the Merger, each share of ARC’s common stock, $0.001 per share (“ARC Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, other than shares of ARC Common Stock held by the Acquisition Group (such shares “Rollover Shares”) and certain other excluded shares pursuant to the terms of the Merger Agreement, shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to $3.40 per share of ARC Common Stock (“Merger Consideration”), payable to the holder thereof, without interest, subject to and in accordance with the terms and conditions of the Merger Agreement. The members of the Acquisition Group, as a condition to the willingness of Parent and Merger Sub to enter into the Merger Agreement, agreed pursuant to the terms of that certain rollover agreement, dated as of August 27, 2024 (and subsequently amended on September 10, 2024), to immediately prior to the effective time of the Merger, (i) contribute their Rollover Shares to Parent in exchange for common units of Parent (“Parent Units”) and (ii) with respect to those members of the Acquisition Group who hold equity awards (“Rollover Equity Awards”) granted under ARC’s 2021 Incentive Plan, 2014 Stock Incentive Plan or 2005 Stock Plan, contribute the shares of ARC Common Stock received with respect to such Rollover Equity Awards pursuant to the Merger Agreement to Parent in exchange for Parent Units.
Upon termination of the Merger Agreement, under certain circumstances, ARC would be required to pay Parent a termination fee of $5,277,367. Upon completion of the transaction, ARC will become a private company and ARC will no longer be required to file periodic and other reports with the United States Securities and Exchange Commission with respect to ARC Common Stock. The transactions contemplated by the Merger Agreement are expected to close in the fourth quarter of 2024.
Basis of Presentation
The accompanying interim Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in conformity with the requirements of the U.S. Securities and Exchange Commission ("SEC"). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the accompanying interim Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature that are necessary to fairly present the interim Condensed Consolidated Financial Statements. All intercompany accounts and transactions have been eliminated in consolidation. The operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.
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
Revenue Recognition
Revenue is recognized when control of the promised goods or services is transferred to ARC's customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services. Net sales of the Company’s principal services and products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service Sales
Digital Printing	$46,636	$43,537	$136,127	$129,134
MPS(1)	18,315	18,582	55,627	56,556
Scanning and Digital Imaging	5,354	4,991	16,676	14,845
Total services sales	$70,305	$67,110	$208,430	$200,535
Equipment and Supplies Sales	4,143	3,947	11,924	11,790
Total net sales	$74,448	$71,057	$220,354	$212,325
(1) MPS includes $16.8 million of rental income and $1.5 million of service income for the three months ended September 30, 2024 and $51.0 million of rental income and $4.6 million of service income for the nine months ended September 30, 2024. MPS includes $17.0 million of rental income and $1.6 million of service income for the three months ended September 30, 2023 and $52.0 million of rental income and $4.6 million of service income for the nine months ended September 30, 2023.
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
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Retrospective adoption is required for all prior periods presented in the financial statements. The Company is evaluating the disclosure requirements related to the new standard but does not expect it to have a material impact on its consolidated financials or disclosures.
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

2. Earnings per Share
The Company accounts for earnings per share in accordance with ASC 260, Earnings Per Share. Basic earnings per share is computed by dividing net income attributable to ARC by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed similarly to basic earnings per share except that the denominator is increased to include the number of additional shares of common stock that would have been outstanding if shares subject to outstanding options and acquisition rights had been issued and if the additional shares were dilutive. Common share equivalents are excluded from the computation if their effect is anti-dilutive. For the three and nine months ended September 30, 2024, 4.3 million and 4.8 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. For the three and nine months ended September 30, 2023, 4.0 million and 4.2 million shares of common stock, respectively, were excluded from the calculation of diluted net income attributable to ARC per common share, because they were anti-dilutive. The Company's common share equivalents consist of stock options issued under the Company's equity incentive plan.
Basic and diluted weighted average common shares outstanding were calculated as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average common shares outstanding during the period—basic	42,529	42,554	42,355	42,634
Effect of dilutive stock awards	911	962	837	990
Weighted average common shares outstanding during the period—diluted	43,440	43,516	43,192	43,624

3. Goodwill and Other Intangibles
Goodwill
In accordance with ASC 350, Intangibles - Goodwill and Other, the Company assesses goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2024, the Company performed its annual assessment and determined that goodwill was not impaired.
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
There can be no assurance that the estimates and assumptions made for purposes of the Company’s goodwill impairment analysis in 2024 will prove to be accurate predictions of the future. If the Company’s assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then the Company may be required to record goodwill impairment charges in future periods, whether in connection with the next annual impairment testing in the third quarter of 2025, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles-Goodwill and Other) outside of the quarter when the Company regularly performs its annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material. There was no change in the carrying amount of goodwill from January 1, 2023 through September 30, 2024.
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

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available. The Company assessed potential impairments of its long-lived assets as of September 30, 2024 and concluded that there was no impairment.
Other intangible assets that have finite lives are amortized over their useful lives. Customer relationships are amortized using the accelerated method, based on customer attrition rates, over their estimated useful lives of 13 (weighted average) years.
The following table sets forth the Company’s other intangible assets resulting from business acquisitions as of September 30, 2024 and December 31, 2023 which continue to be amortized:

	September 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable other intangible assets
Customer relationships	$99,179	$99,176	$3	$99,185	$99,178	$7
Trade names and trademarks	20,269	20,138	131	20,262	20,107	155
	$119,448	$119,314	$134	$119,447	$119,285	$162
Estimated future amortization expense of other intangible assets for the remainder of the 2024 fiscal year, and each of the subsequent four fiscal years and thereafter, are as follows:

2024 (excluding the nine months ended September 30, 2024)	$10
2025	35
2026	34
2027	34
2028	21
$134
4. Income Taxes
On a quarterly basis, the Company estimates its effective tax rate for the full fiscal year and records a quarterly income tax provision based on the anticipated annual effective rate and the recognition of any discrete items within the quarter.
The Company recorded an income tax provision of $1.3 million and $4.0 million, respectively in relation to pretax income of $1.2 million and $9.4 million, respectively, for the three and nine months ended September 30, 2024, which resulted in an effective income tax rate of 108.6% and 42.4%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation, certain non-deductible costs incurred with the transaction contemplated by the Merger Agreement and other non-deductible expenses, and U.S. taxes on foreign income. The Company recorded an income tax provision of $1.4 million and $4.3 million, respectively in relation to pretax income of $4.5 million and $13.2 million, respectively, for the three and nine months ended September 30, 2023, which resulted in an effective income tax rate of 30.5% and 32.3%, respectively, primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses.
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
The Company utilizes a rolling three years of actual and current year anticipated results as the primary measure of cumulative income/losses in recent years, as adjusted for permanent differences. The evaluation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the Company's financial statements or tax returns and future profitability. The Company's accounting for deferred tax consequences represents its best estimate of those future events. Changes in the Company's current estimates, due to unanticipated events, could have a material effect on its financial condition and results of operations. The Company has a $1.2 million valuation allowance against certain deferred tax assets as of September 30, 2024.
Based on the Company’s current assessment, the remaining net deferred tax assets as of September 30, 2024 are considered more likely than not to be realized. The valuation allowance of $1.2 million may be increased or reduced as conditions change or if the Company is unable to implement certain available tax planning strategies. The realization of the Company’s net deferred tax assets ultimately depends on future taxable income, reversals of existing taxable temporary differences or through a loss carry back.
5. Long-Term Debt
Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Revolving Loans; 6.3% and 6.8% interest rate at September 30, 2024 and December 31, 2023, respectively	$40,000	$40,000
Various finance leases; weighted average interest rate of 5.9% and 5.5% at September 30, 2024 and December 31, 2023, respectively; principal and interest payable monthly through November 2029	19,148	22,236
	59,148	62,236
Less current portion	(6,976)	(8,870)
	$52,172	$53,366
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
As of September 30, 2024, the Company's borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans (as such terms is defined in the 2021 Credit Agreement), at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on the Company’s Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on the Company’s Total Leverage Ratio. As of September 30, 2024, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.3%.
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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) of the Company and its subsidiaries to: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase equity interest of the Company or its subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires the Company to maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. ARC was in compliance with the covenants under the 2021 Credit Agreement as of September 30, 2024.
The 2021 Credit Agreement allows for payment of dividends. In July 2024, the Company's board of directors declared a quarterly cash dividend of $0.05 per share that is payable on November 29, 2024 to stockholders of record as of October 31, 2024. Accordingly, the Company recorded a dividend payable of $2.1 million within accrued expenses as of September 30, 2024.
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
As part of the transactions contemplated by the Merger Agreement, the Company is obligated to obtain and facilitate the negotiation of a payoff letter the 2021 Credit Agreement pursuant to which lenders under the 2021 Credit Agreement acknowledged that upon receipt of the payoff amount, (1) all obligations of the Company with respect to any indebtedness outstanding under the 2021 Credit Agreement shall be paid in full and (2) with respect to the 2021 Credit Agreement, all liens securing such indebtedness shall be released and (B) with respect to the 2021 Credit Agreement, covenanted to file, or shall have granted to Company, Parent or their representatives or designees the right to file, releases or discharges of liens securing such indebtedness under the 2021 Credit Agreement, simultaneously with or following the closing of the transactions contemplated by the Merger Agreement and after repayment of such indebtedness.
The Company has also agreed to assist Parent in obtaining at or prior to the closing of the Merger, an incremental term loan facility of $185.0 million, consisting of a $60.0 million revolving credit facility ($35.0 million of which is permitted to be drawn at closing), and a $125.0 million term loan facility (all of which may be used in connection with the Merger), subject to certain customary conditions.

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
Legal Proceedings. The Company is involved, and will continue to be involved, in legal proceedings arising out of the conduct of the Company's business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. The Company establishes accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. The Company's evaluation of whether a loss is reasonably probable is based on the Company's assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2024, the Company has accrued for the potential impact of loss contingencies that are probable and reasonably estimable. The Company does not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on its results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company's results of operations, financial condition, or cash flows.
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
The Company's Condensed Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.3 million and $4.5 million as of September 30, 2024 and December 31, 2023, respectively of which $2.0 million and $2.2 million, respectively, is classified as a current liability. As of September 30, 2024, the liability represents the Company's estimate of the probable cleanup, investigation, and remediation costs based on available information. The Company anticipates that most of this liability will be paid out over seven years, but some costs may be paid out over a longer period.
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

7. Stock-Based Compensation
On April 29, 2021, the Company's stockholders approved the Company's 2021 Incentive Plan, replacing the 2014 Stock Incentive Plan, as amended, which is the only equity incentive plan under which the Company can currently grant equity incentive awards. The 2021 Incentive Plan provides for the grant of incentive and non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonuses and other forms of awards granted or denominated in the Company's common stock or units of the Company's common stock, as well as cash bonus awards, to employees, directors and consultants of the Company. On April 26, 2023, the Company's stockholders approved an amendment to the 2021 Incentive Plan ("Amended 2021 Plan") to increase the aggregate number of equity incentive shares authorized for issuance by 5,000,000 shares of common stock. Under the Amended 2021 Plan, the Company is authorized to issue up to 8.5 million shares plus such additional number of shares of common stock (up to 6,132,593 shares) as is equal to the number of shares of common stock subject to awards granted under the 2014 Incentive Plan and the Company's 2005 Stock Plan, which awards expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company pursuant to a contractual repurchase right. As of September 30, 2024, 4.2 million shares remained available for issuance under the 2021 Incentive Plan.
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
During the nine months ended September 30, 2024, the Company granted options to acquire a total of 0.8 million shares of the Company's common stock to certain key employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. These stock options vest annually over three years to four years from the grant date and expire ten years after the date of grant. During the nine months ended September 30, 2024, the Company granted 0.4 million shares of restricted stock awards to certain key employees with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock awards vest annually over three years from the grant date. In addition, the Company granted approximately 36 thousand shares of restricted stock awards to each of the Company's four non-employee members of its board advisors or board of directors, with a deemed issuance price per share equal to the closing price of the Company's common stock on the date the restricted stock was granted. These restricted stock vests on the one-year anniversary of the grant date.
Stock-based compensation expense was $0.6 million and $1.9 million for the three and nine months ended September 30, 2024, respectively, compared to stock-based compensation expense of $0.6 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.
As of September 30, 2024, total unrecognized compensation cost related to unvested stock-based payments totaled $3.0 million and is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
As of September 30, 2024, the Company's assets and liabilities that are measured at fair value were not material.
Fair Values of Financial Instruments. The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments for disclosure purposes:

Cash equivalents: Cash equivalents are time deposits with a maturity of three months or less when purchased, which are highly liquid and readily convertible to cash. There were no cash equivalents reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2024. Cash equivalents reported in the Company's interim Condensed Consolidated Balance Sheet were $1.2 million as of December 31, 2023 and are carried at cost and approximate fair value due to the relatively short period to maturity of these instruments.
Short- and long-term debt and finance leases: The carrying amount of the Company's finance leases reported in the Condensed Consolidated Balance Sheet as of September 30, 2024 approximates fair value based on the Company's current incremental borrowing rate for similar types of borrowing arrangements. The carrying amount reported in the Company’s interim Condensed Consolidated Balance Sheet as of September 30, 2024 for borrowings under its 2021 Credit Agreement is $40.0 million. The Company has determined, that borrowings under its 2021 Credit Agreement of $40.0 million as of September 30, 2024 approximates its fair value.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our interim Condensed Consolidated Financial Statements and the related notes and other financial information appearing elsewhere in this report, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.
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
Managed Print Services: We acquire and manage digital printing equipment and place it in our customers' facilities for their use, based on a service level agreement. We lease or own the equipment ourselves, while our customers pay for what they use. Per-use minimum charges are often part of our service agreements. We operate approximately 10,300 managed print services, or MPS locations, ranging in size from one or two pieces of equipment in a single office, to hundreds of pieces of equipment in offices around the world. We also provide proprietary software to our customers to control their print expenses and connect their remote employees with their offices and ARC print centers nationwide. This software is developed and integrated by ARC.
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

In addition, we can provide many of our services in our customers’ offices. Our geographic presence is concentrated in the U.S., with additional service centers in Canada, the United Arab Emirates (UAE), China, India, and the United Kingdom. Our origin as a company was in California, and the initial expansion of our business was concentrated there. We derived approximately 29% of our total revenue from the products and services delivered in California during the nine months ended September 30, 2024.

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
Our labor costs have increased moderately as we sought to retain valuable employees and competed for new hires in 2023 and in 2024. Labor costs have also increased moderately due to the change in our business mix, primarily driven by our need for more employees to support our growing digital color print and scanning business. While these increases had an effect on our results of operations, we believe our cost optimization initiatives have allowed us to mitigate their impact to date.

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
Merger Agreement
As previously disclosed, on August 27, 2024, we entered into an Agreement and Plan of Merger with TechPrint Holdings, LLC (“Parent”) and TechPrint Merger Sub, Inc. (“Merger Sub”) pursuant to which Merger Sub will merge with and into us with us surviving the merger as the surviving corporation (the “Surviving Corporation”) and a subsidiary of Parent (the “Merger”). Parent and Merger Sub are affiliates of Kumarakulasingam Suriyakumar, our Chairman and Chief Executive Officer, Dilantha Wijesuriya, our President and Chief Operating Officer, Jorge Avalos, our Chief Financial Officer, Rahul Roy, our Chief Technology Officer, Sujeewa Sean Pathiratne, a private stockholder, the Suriyakumar Family Trust, the Shiyulli Suriyakumar 2013 Irrevocable Trust and the Seiyonne Suriyakumar 2013 Irrevocable Trust (collectively, the “Acquisition Group”).

If the Merger is completed, at the effective time of the Merger, each share of our common stock, $0.001 per share (“ARC Common Stock”), issued and outstanding immediately prior to the effective time of the Merger, other than shares of ARC Common Stock held by the Acquisition Group (such shares “Rollover Shares”) and certain other excluded shares pursuant to the terms of the Merger Agreement, shall be cancelled and extinguished and automatically converted into and shall thereafter represent the right to receive an amount in cash equal to $3.40 per share of ARC Common Stock (“Merger Consideration”), payable to the holder thereof, without interest, subject to and in accordance with the terms and conditions of the Merger Agreement. The members of the Acquisition Group, as a condition to the willingness of Parent and Merger Sub to enter into the Merger Agreement, agreed pursuant to the terms of that certain rollover agreement, dated as of August 27, 2024 (and subsequently amended on September 10, 2024), to immediately prior to the effective time of the Merger, (i) contribute their Rollover Shares to Parent in exchange for common units of Parent (“Parent Units”) and (ii) with respect to those members of the Acquisition Group who hold equity awards (“Rollover Equity Awards”) granted under our 2021 Incentive Plan, 2014 Stock Incentive Plan or 2005 Stock Plan, contribute the shares of ARC Common Stock received with respect to such Rollover Equity Awards pursuant to the Merger Agreement to Parent in exchange for Parent Units.

Upon termination of the Merger Agreement, under certain circumstances, we would be required to pay Parent a termination fee of $5,277,367. Upon completion of the transaction, we will become a private company and will no longer be required to file periodic and other reports with the United States Securities and Exchange Commission with respect to ARC Common Stock. The transactions contemplated by the Merger Agreement are expected to close in the fourth quarter of 2024.

Results of Operations

	Three Months Ended September 30,		Increase (decrease)		Nine Months Ended September 30,		Increase (decrease)
(In millions, except percentages)	2024(1)	2023(1)	$	%	20241)	2023(1)	$	%
Digital Printing	$46.6	$43.5	$3.1	7.1%	$136.1	$129.1	$7.0	5.4%
MPS	18.3	18.6	(0.3)	(1.4)%	55.6	56.6	(0.9)	(1.6)%
Scanning and Digital Imaging	5.4	5.0	0.4	7.3%	16.7	14.8	1.8	12.3%
Equipment and Supplies sales	4.1	3.9	0.2	5.0%	11.9	11.8	0.1	1.1%
Total net sales	$74.4	$71.1	$3.4	4.8%	$220.4	$212.3	$8.0	3.8%

Gross profit	$24.8	$24.1	$0.6	2.5%	$74.0	$72.3	$1.7	2.4%
Selling, general and administrative expenses	$23.3	$19.3	$4.0	20.8%	$63.7	$57.8	$5.9	10.2%
Interest expense, net	$0.3	$0.4	$(0.1)	(17.6)%	$1.0	$1.3	$(0.3)	(25.5)%
Income tax provision	$1.3	$1.4	$(0.1)	(6.5)%	$4.0	$4.3	$(0.3)	(6.8)%
Net (loss) income attributable to ARC	$(0.1)	$3.2	$(3.2)	(102.1)%	$5.5	$9.1	$(3.6)	(39.2)%
Non-GAAP (2)
Adjusted net income attributable to ARC (2)	$—	$3.2	$(3.2)	(99.4)%	$5.9	$9.4	$(3.5)	(37.3)%
EBITDA (2)	$5.6	$9.4	$(3.8)	(40.8)%	$22.5	$28.2	$(5.7)	(20.1)%
Adjusted EBITDA (2)	$6.2	$10.0	$(3.9)	(38.4)%	$24.5	$29.8	$(5.4)	(18.0)%

1.Column does not foot due to rounding.
2.See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.
The following table provides information on the percentages of certain items of selected financial data as a percentage of net sales for the periods indicated:

	As Percentage of Net Sales		As Percentage of Net Sales
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024(1)	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.7	66.0	66.4	66.0
Gross profit	33.3	34.0	33.6	34.0
Selling, general and administrative expenses	31.3	27.1	28.9	27.2
Income from operations	2.0	6.9	4.6	6.8
Interest expense, net	0.4	0.6	0.4	0.6
Income before income tax provision	1.6	6.3	4.3	6.2
Income tax provision	1.7	1.9	1.8	2.0
Net (loss) income	(0.1)	4.4	2.4	4.2
Loss attributable to the noncontrolling interest	—	0.1	0.1	0.1
Net (loss) income attributable to ARC	(0.1)%	4.5%	2.5%	4.3%
Non-GAAP (2)
EBITDA (2)	7.5%	13.3%	10.2%	13.3%
Adjusted EBITDA (2)	8.3%	14.1%	11.1%	14.1%

(1)Column does not foot due to rounding.
(2)See "Non-GAAP Financial Measures" following "Results of Operations" for definitions, reconciliations and more information related to our Non-GAAP disclosures.

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Net Sales
Net sales for the three and nine months ended September 30, 2024, increased 4.8% and 3.8%, respectively, compared to the same period in 2023. The increase in net sales for the three and nine months ended September 30, 2024 compared to the same period in 2023 was primarily driven by the year-over-year growth of sales in Digital Printing and Scanning and Digital Imaging services. Growth for the period was partially offset by a small decline in MPS sales.
Digital Printing. Year-over-year sales of Digital Printing services increased $3.1 million, or 7.1%, for the three months ended September 30, 2024. Year-over-year sales of Digital Printing services increased $7.0 million, or 5.4%, for the nine months ended September 30, 2024. Year-over-year sales saw continuing healthy increases in digital color graphic printing from new and existing customers. This growth was offset by a decrease in digital plan printing sales which we continue to attribute to less construction activity and subsequent lower spending due to high interest rates. Digital Printing services represented 63% and 62%, respectively, of total net sales for the three and nine months ended September 30, 2024, and 61% for both the three and nine months ended September 30, 2023.
MPS. Year-over-year sales of MPS services for the three months ended September 30, 2024, decreased $0.3 million, or 1.4%. Year-over-year sales of MPS services for the nine months ended September 30, 2024 decreased $0.9 million, or 1.6%.
MPS sales represented approximately 25%, of total net sales for both the three and nine months ended September 30, 2024, compared to 26% and 27%, respectively, for the three and nine months ended September 30, 2023, respectively.
MPS sales have remained in a narrow band between $18 million to $19 million per quarter for more than two years, strongly implying fewer employees in the workplace will continue to constrain onsite print volumes relative to historical averages.
The number of MPS locations we serve declined slightly to approximately 10,300 as of September 30, 2024, representing a net decrease of approximately 200 locations compared to September 30, 2023.
Scanning and Digital Imaging. Year-over-year sales of Scanning and Digital Imaging services increased $0.4 million, or 7.3%, for the three months ended September 30, 2024, and increased $1.8 million or 12.3% for the nine months ended September 30, 2024. The increase in sales of our Scanning and Digital Imaging services continued to be driven by growing demand for paper-to-digital document conversions and digital archives to replace long-term warehoused paper document storage. Targeting building owners and facility managers who require on-demand access to their legacy documents to operate their assets efficiently continues to be a key audience and plays to our strengths in the broader construction industry. We believe that demand for our Scanning and Digital Imaging services will continue to grow in the future.
Equipment and Supplies Sales. Year-over-year sales of Equipment and Supplies increased $0.2 million, or 5.0%, for the three months ended September 30, 2024 and increased $0.1 million, or 1.1%, for the nine months ended September 30, 2024. Equipment and Supplies sales remained relatively flat year-over-year, as buying habits have stabilized now that customers have adjusted to a higher interest rate environment.
Gross Profit
During the three months ended September 30, 2024, gross profit was $24.8 million, or 33.3%, compared to $24.1 million, or 34.0% during the three months ended September 30, 2023.
During the nine months ended September 30, 2024, gross profit was $74.0 million, or 33.6%, compared to $72.3 million, or 34.0% during the nine months ended September 30, 2023.
The decrease in gross margin for the three and nine months ended September 30, 2024 was driven primarily by increased labor and material costs due to inflation pressures and increased hiring as we increased and adjusted the capacity of our digital color graphic printing services and Scanning and Digital Imaging Services. The increase in labor and material costs were partially offset by the decrease in depreciation of $0.5 million and $1.6 million, respectively during the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were $23.3 million for the three months ended September 30, 2024, an increase of $4.0 million, or 20.8%, compared to the three months ended September 30, 2023. Selling, general and administrative expenses were $63.7 million for the nine months ended September 30, 2024, an increase of $5.9 million, or 10.2%, compared to the nine months ended September 30, 2023. Selling, general and administrative expenses for the three and nine months ended

September 30, 2024 include $3.2 million and $4.1 million, respectively, of costs related to the previously disclosed take-private transaction described in the "Merger Agreement" section above under "Part I - Item 2.” Also contributing to the increase in selling, general and administrative expenses were greater commissions based on a higher level of sales, as well as continued investments in sales staff and marketing initiatives.
Amortization of Intangibles
Amortization of intangibles decreased to less than $0.1 million for the three and nine months ended September 30, 2024, due to the completion of amortization for certain customer relationship intangibles related to historical acquisitions.
Interest Expense, Net
Net interest expense of $0.3 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, declined $0.1 million and $0.3 million, respectively, compared to the same period in 2023 due to the continued pay-down of our debt, partially offset by the increase in interest rates under finance leases. Our 2021 Credit Agreement (as defined below) features a flexible payment schedule which allows us to pay down or draw on it at any time. As such, we intend to use available cash throughout the year to reduce the revolving loan and manage our interest expense. Our 2021 Credit Agreement (as defined below), will be paid off as part of the transactions contemplated by the Merger Agreement.
Income Taxes
We recorded an income tax provision of $1.3 million in relation to pretax income of $1.2 million for the three months ended September 30, 2024. We recorded an income tax provision of $4.0 million in relation to pretax income of $9.4 million for the nine months ended September 30, 2024. This resulted in an effective income tax rate for the three and nine months ended September 30, 2024, of 108.6% and 42.4%, respectively.

Our effective income tax rate for the three and nine months ended September 30, 2024, was primarily affected by state taxes, non-deductible compensation, certain stock-based compensation, certain non-deductible costs incurred in connection with the transactions contemplated by the Merger Agreement and other non-deductible expenses and U.S. taxes on foreign income. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, other discrete items and U.S. taxes on foreign income, our effective income tax rate for the consolidated company would have been 101.0% and 38.3% for the three and nine months ended September 30, 2024, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 98.4% and 37.9% for the three and nine months ended September 30, 2024, respectively. The increase in the effective tax rate was primarily due to the non-deductible costs incurred in connection with the transactions contemplated by the Merger Agreement which were $3.2 million and $4.1 million, respectively for the three and nine months ended September 30, 2024.
By comparison, we recorded an income tax provision of $1.4 million in relation to pretax income of $4.5 million for the three months ended September 30, 2023. We recorded an income tax provision of $4.3 million in relation to pretax income of $13.2 million for the nine months ended September 30, 2023. This resulted in an effective income tax rate for the three and nine months ended September 30, 2023, of 30.5% and 32.3%, respectively.
Our effective income tax rate for the three and nine months ended September 30, 2023, was primarily impacted by state taxes, non-deductible compensation, certain stock-based compensation and other non-deductible expenses. Excluding the impact of certain stock-based compensation, an increase in certain valuation allowances, and other discrete items, our effective income tax rate for the consolidated company would have been 29.9% and 29.9%, respectively, and our effective income tax rate attributable to ARC Document Solutions, Inc. would have been 29.4% and 29.6%, respectively, for the three and nine months ended September 30, 2023.
We have a $1.2 million valuation allowance against certain deferred tax assets as of September 30, 2024.

Noncontrolling Interest
Net loss attributable to noncontrolling interest represents 35% of the income or loss of UDS and its subsidiaries, which together comprise our Chinese joint venture operations.
Net Loss / Income Attributable to ARC
Net loss attributable to ARC was $0.1 million during the three months ended September 30, 2024, as compared to net income attributable to ARC was $3.2 million for the three months ended September 30, 2023. The decrease was driven primarily by higher selling, general and administrative expenses, as described above.
Net income attributable to ARC was $5.5 million during the nine months ended September 30, 2024, as compared to $9.1 million during the nine months ended September 30, 2023. The decrease in net income attributable to ARC was primarily driven by the increase in selling, general and administrative expense during the nine months ended September 30, 2024, as noted above.
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
EBITDA margin was 7.5% for the three months ended September 30, 2024, compared to 13.3% for the same period in 2023. Excluding the effect of stock-based compensation, Adjusted EBITDA margin was 8.3% during the three months ended September 30, 2024, as compared to 14.1% for the same period in 2023. EBITDA margin decreased for the three months ended September 30, 2024, due to the increase in selling, general and administrative expenses, as described above.
EBITDA margin was 10.2% for the nine months ended September 30, 2024, down from 13.3% for the same period in 2023. Excluding the effect of stock-based compensation, Adjusted EBITDA margin was 11.1% during the nine months ended September 30, 2024, as compared to 14.1% for the same period in 2023. EBITDA margin decreased for the nine months ended September 30, 2024, due to the increase in selling, general and administrative expenses, as described above.
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
Specifically, we have presented adjusted net income attributable to ARC and adjusted earnings per share attributable to ARC stockholders for the three and nine months ended September 30, 2024 and 2023 to reflect the exclusion of changes in the valuation allowances related to certain deferred tax assets and other discrete tax items.
We believe this presentation helps facilitate our investors understanding of our results of operations and allows them to make meaningful comparisons of our operating results for the three and nine months ended September 30, 2024 against the corresponding periods in 2023. We believe these changes were the result of items which are not indicative of our actual operating performance.
We have presented Adjusted EBITDA for the three and nine months ended September 30, 2024 and 2023 to exclude stock-based compensation expense. We calculate Adjusted EBITDA margin by dividing Adjusted EBITDA by net sales. The adjustment to exclude stock-based compensation expense from EBITDA is consistent with the definition of Adjusted EBITDA in our 2021 Credit Agreement; therefore, we believe this information is useful to investors in assessing our financial performance and ability to access our 2021 Credit Facility.

The following is a reconciliation of cash flows provided by operating activities to EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Cash flows provided by operating activities	$9,116	$8,704	$19,209	$22,857
Changes in operating assets and liabilities	(3,646)	610	3,121	5,028
Non-cash expenses, including depreciation and amortization	(5,571)	(6,193)	(16,932)	(18,950)
Income tax provision	1,279	1,368	3,972	4,262
Interest expense, net	327	397	968	1,300
Loss attributable to the noncontrolling interest	36	44	149	188
Depreciation and amortization	4,041	4,498	12,055	13,534
EBITDA	$5,582	$9,428	$22,542	$28,219
The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to EBITDA and adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Net (loss) income attributable to ARC Document Solutions, Inc.	$(65)	$3,165	$5,547	$9,123
Interest expense, net	327	397	968	1,300
Income tax provision	1,279	1,368	3,972	4,262
Depreciation and amortization	4,041	4,498	12,055	13,534
EBITDA	5,582	9,428	22,542	28,219
Stock-based compensation	593	599	1,935	1,622
Adjusted EBITDA	$6,175	$10,027	$24,477	$29,841

The following is a reconciliation of net (loss) income margin attributable to ARC Document Solutions, Inc. to EBITDA margin and adjusted EBITDA margin:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (1)	2023	2024(1)	2023 (1)
Net (loss) income margin attributable to ARC Document Solutions, Inc.	(0.1)%	4.5%	2.5%	4.3%
Interest expense, net	0.4	0.6	0.4	0.6
Income tax provision	1.7	1.9	1.8	2.0
Depreciation and amortization	5.4	6.3	5.5	6.4
EBITDA margin	7.5	13.3	10.2	13.3
Stock-based compensation	0.8	0.8	0.9	0.8
Adjusted EBITDA margin	8.3%	14.1%	11.1%	14.1%
(1)Column does not foot due to rounding.

The following is a reconciliation of net (loss) income attributable to ARC Document Solutions, Inc. to adjusted net income and adjusted earnings per share attributable to ARC Document Solutions, Inc.:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2024	2023	2024	2023
Net (loss) income attributable to ARC Document Solutions, Inc.	$(65)	$3,165	$5,547	$9,123
Deferred tax valuation allowance and other discrete tax items	84	30	361	297
Adjusted net income attributable to ARC Document Solutions, Inc.	$19	$3,195	$5,908	$9,420

Actual:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$—	$0.07	$0.13	$0.21
Diluted	$—	$0.07	$0.13	$0.21
Weighted average common shares outstanding:
Basic	42,529	42,554	42,355	42,634
Diluted	43,440	43,516	43,192	43,624
Adjusted:
Earnings per share attributable to ARC Document Solutions, Inc. stockholders:
Basic	$—	$0.08	$0.14	$0.22
Diluted	$—	$0.07	$0.14	$0.22
Weighted average common shares outstanding:
Basic	42,529	42,554	42,355	42,634
Diluted	43,440	43,516	43,192	43,624

Liquidity and Capital Resources
Our principal sources of cash have been cash flows from operations and borrowings under our debt and lease agreements. Our recent historical uses of cash have been for ongoing operations, payment of principal and interest on outstanding debt obligations, capital expenditures, dividends, and stock repurchases.
Total cash and cash equivalents as of September 30, 2024 was $51.3 million. Of this amount, $4.5 million was held in foreign countries, with $1.9 million held in China. Repatriation of some of our cash and cash equivalents in foreign countries could be subject to delay for local country approvals and could have potential adverse tax consequences. As a result, our ability to access our cash and cash equivalents held outside of the U.S. may be limited and our financial flexibility may be reduced.

Supplemental information pertaining to our historical sources and uses of cash is presented as follows and should be read in conjunction with our interim Condensed Consolidated Statements of Cash Flows and notes thereto included elsewhere in this report.

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net cash provided by operating activities	$19,209	$22,857
Net cash used in investing activities	$(10,456)	$(7,461)
Net cash used in financing activities	$(13,616)	$(17,206)
Operating Activities
Cash flows from operations are primarily driven by sales and net profit generated from these sales, excluding non-cash charges.
The decrease in cash flows from operations during the nine months ended September 30, 2024, compared to the same period in 2023, was primarily due to the timing of receivable collections due to higher sales this year compared to prior year and the payment of $1.6 million in costs incurred in connection with the transactions contemplated by the Merger Agreement. Closely managing our cash collections resulted in days sales outstanding, or DSO, of 51 days as of September 30, 2024, and September 30, 2023.
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
Investing Activities
Net cash used in investing activities was primarily related to capital expenditures. We incurred capital expenditures totaling $10.9 million and $7.7 million for the nine months ended September 30, 2024, and 2023, respectively. The year-over-year increase in capital expenditures is driven primarily by our decision to enter into fewer leases and acquire more equipment outright in 2024 due to increasing interest rates. The overall equipment acquired, capital expenditure and new leases incurred, increased in 2024 as compared to the prior year as we continue to invest in equipment to grow our color printing and scanning service lines.
Financing Activities
Net cash of $13.6 million used in financing activities during the nine months ended September 30, 2024, primarily relates to payments on our finance leases and dividends. Other than the quarterly cash dividend of $0.05 per share declared on July 31, 2024, we are restricted from declaring and paying any dividends during the period between the execution of the Merger Agreement and the closing of the transactions contemplated by the Merger Agreement without Parent’s approval.
Our cash position, working capital, and debt obligations as of September 30, 2024 and December 31, 2023 are shown below and should be read in conjunction with our interim Condensed Consolidated Balance Sheets and related notes contained elsewhere in this report.

(In thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$51,291	$56,093
Working capital	$36,825	$37,495

Borrowings from revolving credit facility	$40,000	$40,000
Other debt obligations	19,148	22,236
Total debt obligations	$59,148	$62,236

The decrease of $0.7 million in working capital was primarily driven by the decrease in cash of $4.8 million and increase in accounts payable and accrued expenses of $2.9 million, partially offset by the increase in accounts receivable of $6.2 million. To manage our working capital, we chiefly focus on our DSO and monitor the aging of our accounts receivable, as receivables are the most significant element of our working capital.
We believe that our current cash and cash equivalents balance of $51.3 million, the availability under our 2021 Credit Agreement, the availability under our equipment lease lines, and cash flows provided by operations should be adequate to cover the next twelve months and beyond of working capital needs, debt requirements consisting of scheduled principal and interest payments, and planned capital expenditures, to the extent such items are known or are reasonably determinable based on current business and market conditions. See “Debt Obligations” section for further information related to our 2021 Credit Agreement.
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
As of September 30, 2024, our borrowing availability under the revolving loan commitment was $27.8 million, after deducting outstanding letters of credit of $2.2 million and outstanding revolving loans of $40.0 million.
Loans borrowed under the 2021 Credit Agreement bear interest, in the case of Term SOFR loans (as defined in the 2021 Credit Agreement), at a per annum rate equal to the applicable Term SOFR (which rate shall not be less than zero), plus a margin ranging from 1.25% to 1.75%, based on our Total Leverage Ratio (as defined in the 2021 Credit Agreement). Loans borrowed under the 2021 Credit Agreement that are not Term SOFR loans bear interest at a per annum rate equal to the Alternate Base Rate (as such terms is defined in the 2021 Credit Agreement) plus a margin ranging from 0.25% to 0.75%, based on our Total Leverage Ratio. As of September 30, 2024, one month Term SOFR loans borrowed under the 2021 Credit Agreement accrued interest at 6.3%. We pay certain recurring fees with respect to the 2021 Credit Agreement, including administration fees to the administrative agent.

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
The 2021 Credit Agreement contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the ability (subject to various exceptions) we and our subsidiaries: incur additional indebtedness (including guarantee obligations); incur liens; sell certain property or assets; engage in mergers or other fundamental changes; consummate acquisitions; make investments; make certain distributions or repurchase our equity securities or those of our subsidiaries; change the nature of their business; prepay or amend certain indebtedness; engage in certain transactions with affiliates; amend their organizational documents; or enter into certain restrictive agreements. In addition, the 2021 Credit Agreement contains financial covenants which requires we maintain (i) at all times, a Total Leverage Ratio in an amount not to exceed 2.75 to 1.00; and (ii) a Fixed Charge Coverage Ratio (as defined in the 2021 Credit Agreement), as of the last day of each fiscal quarter, an amount not less than 1.15 to 1.00. We were in compliance with our covenants under the 2021 Credit Agreement as of September 30, 2024.
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
As part of the transactions contemplated by the Merger Agreement, we are obligated to obtain and facilitate the negotiation of a payoff letter the 2021 Credit Agreement pursuant to which lenders under the 2021 Credit Agreement acknowledged that upon receipt of the payoff amount, (1) all of our obligations with respect to any indebtedness outstanding under the 2021 Credit Agreement shall be paid in full and (2) with respect to the 2021 Credit Agreement, all liens securing such indebtedness shall be released and (B) with respect to the 2021 Credit Agreement, covenanted to file, or shall have granted to us, Parent or their representatives or designees the right to file, releases or discharges of liens securing such indebtedness under the 2021 Credit Agreement, simultaneously with or following the closing of the transactions contemplated by the Merger Agreement and after repayment of such indebtedness.
We have also agreed to assist Parent in obtaining at or prior to the closing of the Merger, an incremental term loan facility of $185.0 million, consisting of a $60.0 million revolving credit facility ($35.0 million of which is permitted to be drawn at closing), and a $125.0 million term loan facility (all of which may be used in connection with the Merger), subject to certain customary conditions.
Finance Leases
As of September 30, 2024, we had $19.1 million of finance lease obligations outstanding, with a weighted average interest rate of 5.9% and maturities between 2024 and 2029. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2023, for the schedule on maturities of finance lease liabilities, as there have been no material changes to report as of September 30, 2024.
Contractual Obligations and Other Commitments
Operating Leases. We have entered into various non-cancelable operating leases primarily related to facilities, equipment and vehicles used in the ordinary course of business. Refer to Note 7, Leasing, as previously disclosed on our Annual Report on Form 10-K for the fiscal year ended for December 31, 2023, for the schedule on maturities of operating lease liabilities as there were no material changes as of September 30, 2024.
Legal Proceedings. We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. We evaluate whether a loss is reasonably probable based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
Our Condensed Consolidated Balance Sheets include a liability on an undiscounted basis for the site remediation of $4.3 million and $4.5 million as of September 30, 2024 and December 31, 2023, respectively of which $2.0 million and $2.2 million, respectively is classified as a current liability. As of September 30, 2024, the liability represents our estimate of the probable cleanup, investigation, and remediation costs based on available information. We anticipate that most of this liability will be paid out over seven years, but some costs maybe be paid out over a longer period.
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
Goodwill Impairment
In accordance with ASC 350, Intangibles - Goodwill and Other, we assess goodwill for impairment annually as of September 30, and more frequently if events and circumstances indicate that goodwill might be impaired. At September 30, 2024, the Company performed its assessment and determined that goodwill was not impaired.
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
The results of the annual goodwill impairment test, as of September 30, 2024, were as follows:

(Dollars in thousands)	Number of Reporting Units	Representing Goodwill of
No goodwill balance	6	$—
Fair value of reporting units exceeds their carrying values by more than 15%	1	121,051
	7	$121,051
Based upon a sensitivity analysis, a reduction of approximately 50-basis points of projected EBITDA margin in 2024 and beyond, assuming all other assumptions remain constant, would result in no impairment of goodwill.
Based upon a separate sensitivity analysis, a 50-basis point increase to the weighted average cost of capital would result in no impairment of goodwill.
Given the uncertain economic times and the changing document and printing needs of our customers and the uncertainties regarding the effect on our business, there can be no assurance that the estimates and assumptions made for purposes of our goodwill impairment testing in 2024 will prove to be accurate predictions of the future. If our assumptions, including forecasted EBITDA of certain reporting units, are not achieved, then we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing in the third quarter of 2025, or on an interim basis, if any such change constitutes a triggering event (as defined under ASC 350, Intangibles - Goodwill and Other) outside of the quarter when we regularly perform our annual goodwill impairment test. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.
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
When establishing a valuation allowance, we consider future sources of taxable income such as future reversals of existing taxable temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards and tax planning strategies. A tax planning strategy is an action that: is prudent and feasible; an enterprise ordinarily might not take but would take to prevent an operating loss or tax credit carryforward from expiring unused; and would result in realization of deferred tax assets. In the event we determine that our deferred tax assets, more likely than not, will not be realized in the future, the valuation adjustment to the deferred tax assets will be charged to earnings in the period in which we make such a determination. We have a $1.2 million valuation allowance against certain deferred tax assets as of September 30, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There were no changes to internal control over financial reporting during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are involved, and will continue to be involved, in legal proceedings arising out of the conduct of our business, including commercial and employment-related lawsuits. Some of these lawsuits purport or may be determined to be class actions and seek substantial damages, and some may remain unresolved for several years. We establish accruals for specific legal proceedings when it is considered probable that a loss has been incurred and the amount of the loss can be reasonably estimated. Our evaluation of whether a loss is reasonably probable is based on our assessment and consultation with legal counsel regarding the ultimate outcome of the matter. As of September 30, 2024, we have accrued for the potential impact of loss contingencies that are probable and reasonably estimable. We do not currently believe that the ultimate resolution of any of these matters will have a material adverse effect on our results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition, or cash flows.
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
The proposed transaction may not be completed on the terms or timeline currently contemplated, or at all, and failure to complete the proposed transaction may result in material adverse consequences to our business and operations.
The consummation of the Merger is subject to customary closing conditions, including: obtaining the approval of the Merger Agreement by our stockholders; expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended; the absence of a judgment, order, writ, injunction, decree or award of any governmental authority that enjoins or otherwise prohibits consummation of the Merger; and other customary conditions. If any one of these conditions is not satisfied or waived, the Merger may not be completed. There is no assurance that the transactions contemplated by the Merger Agreement will be completed on the terms or timeline currently contemplated, or at all.
If our stockholders do not adopt the Merger Agreement and approve the Merger or if the transaction contemplated by the Merger Agreement are not completed for any other reason, we would be subject to a number of risks, including the following:
•our stockholders will not receive the Merger Consideration;
•we may be required to pay the termination fee, which is $5,277,367, if the Merger Agreement is terminated; and
•the trading price of our common stock may experience increased volatility to the extent that the current market prices reflect a market assumption that the transactions contemplated by the Merger Agreement will be completed.
The occurrence of any of these events individually or in combination could have a material adverse effect on our results of operations or the trading price of our common stock. We are also exposed to general competitive pressures and risks, which may be increased if the transactions contemplated by the Merger Agreement are not completed.
Our business will be subject to business uncertainties and contractual restrictions while the proposed transaction is pending that could adversely affect us.
Uncertainty about the effect of the proposed transaction on employees, customers and suppliers may have an adverse effect on us, regardless of whether the transactions contemplated by the merger agreement are eventually completed. These uncertainties may impair our ability to attract, retain and motivate key personnel until the transaction contemplated by the Merger Agreement are completed, or the Merger Agreement is terminated, and for a period of time thereafter, and could cause customers, suppliers and others that deal with us to seek to change or discontinue existing business relationships with us.
Employee retention and recruitment may be particularly challenging for us during the pendency of the transactions contemplated by the Merger Agreement, as employees and prospective employees may experience uncertainty about their future roles with us. The departure of existing key employees or the failure of potential key employees to accept employment with us, despite our retention and recruiting efforts, could have a material adverse impact on our business, financial condition and operating results, regardless of whether the transactions are eventually completed.
The pursuit of the transactions contemplated by the Merger Agreement have placed, and will continue to place, a significant burden on our management and internal resources. There is a significant degree of difficulty and management distraction inherent in the process of closing the transactions contemplated by the Merger Agreement, which could cause an interruption of, or loss of momentum in, the activities of our existing businesses, regardless of whether the transactions are eventually completed. One potential consequence of such distractions could be the failure of management to realize other opportunities that could be beneficial to us. If our senior management is not able to effectively manage the process leading up to and immediately following the closing of the transactions contemplated by the Merger Agreement, our business could suffer.
In addition, the Merger Agreement restricts us from taking specified actions without the consent of Parent until the transactions contemplated by the Merger Agreement are consummated or the Merger Agreement is terminated. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our businesses before completion of the transactions contemplated by the Merger Agreement or the termination of the Merger Agreement.
The Merger Agreement contains provisions that may discourage other companies from trying to acquire us.
The Merger Agreement contains provisions that may discourage third parties from submitting acquisition proposals to us that might result in greater value to our stockholders than the transactions contemplated by the Merger Agreement. The Merger Agreement generally prohibits us from soliciting any competing acquisition proposal. In addition, if the Merger Agreement is terminated by us or Parent in circumstances that obligate us to pay the termination fee provided for in the Merger Agreement, our financial condition may be adversely affected as a result of such payment, which might deter third parties from proposing alternative acquisition proposals.
We have incurred and will continue to incur transaction-related costs in connection with the transactions contemplated by the Merger Agreement.
We have incurred transaction-related costs in connection with the transactions contemplated by the Merger. Some of these costs and expenses will be incurred even if the transaction contemplated by the Merger Agreement are not consummated.
Some of our existing agreements may contain change in control, anti-assignment or early termination rights that may be implicated by the transactions contemplated by the Merger Agreement, and some of our customers may experience uncertainty associated with the proposed transaction, which may limit our business.
Parties with which we currently do business or may do business in the future, including customers and suppliers, may experience uncertainty associated with the transactions contemplated by the Merger Agreement, including with respect to current or future business relationships with us. As a result, our business relationships may be subject to disruptions if customers, suppliers, or others attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. For example, certain customers, vendors and other counterparties may have contractual consent rights that are, and may have contractual termination rights that could be, triggered by a change of control. These disruptions could impact our relationships with existing customers and preclude us from attracting new customers, all of which could have a material adverse effect on our business, financial condition and results of operations, cash flows, or share price. The effect of such disruptions could be exacerbated by a delay in the consummation of the transactions contemplated by the Merger Agreement.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities

(In thousands, except for price per share)	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share ($)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares That May Yet Be Purchased Under The Plans or Programs (1)
Period
July 1, 2024 - July 31, 2024	—	$—	—	$8,013
August 1, 2024 - August 31, 2024	—	$—	—	$8,013
September 1, 2024 - September 30, 2024	—	$—	—	$8,013
Total repurchases	—		—

(1) On February 23, 2023, we announced that our Board of Directors expanded the repurchase program we previously announced on May 1, 2019 by an additional $5.0 million for an aggregate program size of $20.0 million through March 31, 2026. Under the repurchase program, purchases of shares of common stock may be made from time to time in the open market, or in privately negotiated transactions, in compliance with applicable state and federal securities laws. The timing and amounts of any purchases will be based on market conditions and other factors including price, regulatory requirements, and capital availability. The stock repurchase program does not obligate us to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time without prior notice. We are restricted from repurchasing shares of common stock during the period between the execution of the Merger Agreement and the closing of the transactions contemplated by the Merger Agreement without Parent’s approval.
Item 5. Other Information
During the third quarter of 2024, none of the Company's board of directors or executive officers (as defined in Rule 16a-1(f)) adopted Rule 10b5-1 trading plans and none of the Company's board of directors or executive officers terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of August 27, 2024, by and among us, TechPrint Holdings, LLC and TechPrint Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on August 27, 2024).

2.2
Amendment No. 1 to Agreement and Plan of Merger, dated as of September 10, 2024, by and among us, TechPrint Holdings, LLC and TechPrint Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on September 11, 2024)

3.1	Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Form 10-K filed on March 13, 2013 and incorporated herein by reference)

3.2	Second Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to Registrant’s Form 8-K filed on October 6, 2009 and incorporated herein by reference)

10.1
Voting Agreement, dated as of August 27, 2024, by and among TechPrint Holdings, LLC, Kumarakulasingam Suriyakumar, Dilantha Wijesuriya, Jorge Avalos, Rahul Roy, Sujeewa Sean Pathiratne, Suriyakumar Family Trust, Shiyulli Suriyakumar 2013 Irrevocable Trust, and Seiyonne Suriyakumar 2013 Irrevocable Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on August 27, 2024).

10.2
Amendment No. 1 to Voting Agreement, dated as of September 10, 2024, by and among TechPrint Holdings, LLC, Kumarakulasingam Suriyakumar, Dilantha Wijesuriya, Jorge Avalos, Rahul Roy, Sujeewa Sean Pathiratne, Suriyakumar Family Trust, Shiyulli Suriyakumar 2013 Irrevocable Trust, and Seiyonne Suriyakumar 2013 Irrevocable Trust (incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K filed on September 11, 2024).

10.3
Limited Guarantee, dated as of August 27, 2024, by and between ARC Document Solutions, Inc. and Kumarakulasingam Suriyakumar (incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K filed on August 27, 2024).

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
Date: November 4, 2024

ARC DOCUMENT SOLUTIONS, INC.

/s/ KUMARAKULASINGAM SURIYAKUMAR
Kumarakulasingam Suriyakumar
Chairman and Chief Executive Officer

/s/ JORGE AVALOS
Jorge Avalos
Chief Financial Officer